Form 10-Q
period 1996-06-30
D&E COMMUNICATIONS INC
filed 1996-08-09
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                        Commission File Number: 000-20709


                           D & E Communications, Inc.
             (Exact name of registrant as specified in its charter)


                                  PENNSYLVANIA
                         (State or other jurisdiction of
                          incorporation or organization)


                I.R.S. Employer Identification Number: 23-2837108

                            Brossman Business Complex
                              124 East Main Street
                           Ephrata, Pennsylvania 17522
                    (Address of principal executive offices)


                  Registrant's Telephone Number: (717) 733-4101


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  X  No

(D & E Communications, Inc. is the successor registrant to Denver and Ephrata Telephone and Telegraph Company by virtue of a share exchange effective
June 7, 1996.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at August 9, 1996
                -----                        -----------------------------
Common Stock, par value $.16 per share            5,730,086 Shares

Form 10-Q

                           D & E COMMUNICATIONS, INC.

                                TABLE OF CONTENTS



Item No.                                                              Page
- --------                                                              ----
                          PART I. FINANCIAL INFORMATION


  1.       Financial Statements

           Consolidated Statements of Income --
             For the three months and six months ended
             June 30, 1996 and 1995 ............................         1

           Consolidated Balance Sheets --
             June 30, 1996 and December 31, 1995 ...............         2

           Consolidated Statements of Cash Flows --
             For the three months and six months ended
             June 30, 1996 and 1995 ............................         3

           Notes to Consolidated Financial Statements ...........      4-5


  2.       Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................   6-13



                        PART II.  OTHER INFORMATION


  2.       Changes in Securities.................................       14


  4.       Submission of Matters to a Vote of Security Holders...       14


  6.       Exhibits and Reports on Form 8-K .....................       15



           SIGNATURES ...........................................       16

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   Three months Ended                     Six months Ended
                                                                         June 30                                June 30
                                                                   ------------------                     -----------------
OPERATING REVENUE                                                 1996               1995               1996                1995
                                                                  ----               ----               ----                ----
      Local network services ...........................      $  2,159,857       $  2,047,061       $  4,271,902       $  4,065,581
      Network access ...................................         3,981,244          3,780,942          7,898,219          7,538,680
      Long distance network services ...................         1,013,599            927,536          2,122,999          1,982,626
      Directory advertising ............................           743,723            662,765          1,474,041          1,327,474
      Other sales and services .........................         3,272,934          2,012,666          5,887,752          3,810,026
      Miscellaneous ....................................           447,033            415,595            855,818            848,952
                                                              ------------       ------------       ------------       ------------
      Total Operating Revenue ..........................        11,618,390          9,846,565         22,510,731         19,573,339
                                                              ------------       ------------       ------------       ------------

OPERATING EXPENSE

      Network operations ...............................         1,497,670          1,507,928          3,031,739          2,919,779
      Network access ...................................           443,860            461,333            936,016            925,602
      Depreciation .....................................         1,781,338          1,687,212          3,563,211          3,340,288
      Customer services ................................           425,805            425,007            854,735            842,569
      Financial and administrative services ............         1,303,107          1,230,141          2,487,947          2,316,413
      Directory ........................................           427,169            375,887            900,081            808,364
      Operating taxes, other than income ...............           381,341            368,826            742,403            734,953
      Costs of products sold ...........................         1,537,464            878,786          2,711,270          1,504,330
      Other expenses ...................................         1,319,741          1,242,900          2,584,670          2,414,808
                                                              ------------       ------------       ------------       ------------
      Total Operating Expense ..........................         9,117,495          8,178,020         17,812,072         15,807,106
                                                              ------------       ------------       ------------       ------------
         Operating Income ..............................         2,500,895          1,668,545          4,698,659          3,766,233
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)

      Allowance for funds used during construction .....            19,499                 --             54,078                 --
      Equity in net income (loss) of affiliates ........           183,229             42,490            254,782            (15,348)
      Interest expense .................................          (655,854)          (616,605)        (1,286,646)        (1,235,570)
      Other, net .......................................           (12,697)              (142)            (1,231)            18,591
                                                              ------------       ------------       ------------       ------------

      Total Other Income (Expense) .....................          (465,823)          (574,257)          (979,017)        (1,232,327)
                                                              ------------       ------------       ------------       ------------

      Income before minority interest, income taxes and
         dividends on utility series preferred stock....         2,035,072          1,094,288          3,719,642          2,533,906

MINORITY INTEREST ......................................             6,753                 --             7,616                  --
                                                              ------------       ------------       ------------       ------------

      Income before income taxes and
         dividends on utility series preferred stock ...         2,041,825          1,094,288          3,727,258          2,533,906

INCOME TAXES AND DIVIDENDS ON
UTILITY SERIES PREFERRED STOCK

      Income taxes .....................................           858,424            433,016          1,515,835          1,016,380
      Dividends on utility series preferred stock ......            16,263             16,263             32,526             33,738
                                                              ------------       ------------       ------------       ------------
       Total Income taxes and dividends
        on utility series preferred stock ..............           874,687            449,279          1,548,361          1,050,118
                                                              ------------       ------------       ------------       ------------

NET INCOME .............................................      $  1,167,138       $    645,009       $  2,178,897       $  1,483,788
                                                              ============       ============       ============       ============

      Average common shares outstanding ................         5,725,187          5,706,075          5,722,091          5,703,426

      Earnings per common share ........................      $        .20       $        .11       $        .38       $        .26
                                                              ============       ============       ============       ============

      Dividends per common share .......................      $        .10       $        .09       $        .19       $        .18
                                                              ============       ============       ============       ============







                See notes to consolidated financial statements.

Form 10-Q Part 1 - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                                      June 30,     December 31,
                                      ASSETS                                            1996           1995
                                                                                      --------     ------------
CURRENT ASSETS
      Cash and cash equivalents ................................................  $    125,759     $     50,911
      Accounts receivable ......................................................     6,612,830        6,151,686
      Accounts receivable and note receivable - affiliated companies ...........       814,225          833,064
      Inventories, lower of cost or market, at average cost ....................       810,076          778,330
      Prepaid expenses .........................................................     1,548,883        2,226,614
      Other current assets .....................................................       757,391          266,964
                                                                                  ------------     ------------
             TOTAL CURRENT ASSETS ..............................................    10,669,164       10,307,569
                                                                                  ------------     ------------
INVESTMENTS
      Investments in affiliated companies ......................................     9,709,567        8,193,201
      Other ....................................................................     1,747,244        2,920,721
                                                                                  ------------     ------------
                                                                                    11,456,811       11,113,922
                                                                                  ------------     ------------
PROPERTY, PLANT AND EQUIPMENT
      Telephone plant in service ...............................................   108,835,046      106,214,967
      Under construction .......................................................       483,534        1,460,604
                                                                                  ------------     ------------
                                                                                   109,318,580      107,675,571
      Less accumulated depreciation ............................................    43,747,952       41,410,562
                                                                                  ------------     ------------
                                                                                    65,570,628       66,265,009
                                                                                  ------------     ------------
OTHER ASSETS
      Unamortized software costs ...............................................       190,239          253,653
      Accounts receivable - affiliated company .................................        92,610          119,664
      Other.....................................................................     1,007,612          461,464
                                                                                  ------------     ------------
                                                                                     1,290,461          834,781
                                                                                  ------------     ------------
TOTAL ASSETS ...................................................................  $ 88,987,064     $ 88,521,281
                                                                                  ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable ............................................................  $  6,680,000     $  5,530,000
      Long-term debt maturing within one year ..................................       370,202          365,612
      Accounts payable .........................................................     6,652,368        6,990,399
      Accounts payable - affiliated companies ..................................       262,427            7,233
      Accrued taxes ............................................................       232,503          264,034
      Accrued interest .........................................................       481,483          464,385
      Advance billings, customer deposits and other ............................     1,921,484        3,429,718
                                                                                  ------------     ------------
              TOTAL CURRENT LIABILITIES ........................................    16,600,467       17,051,381
                                                                                  ------------     ------------

LONG-TERM DEBT .................................................................    26,141,794       26,137,463
                                                                                  ------------     ------------

OTHER LIABILITIES
      Deferred income taxes ....................................................     6,580,964        6,673,234
      Regulatory liability, net ................................................       841,885          915,671
      Accrued retirement benefits ..............................................       878,794          878,794
      Other ....................................................................       267,860          267,702
                                                                                  ------------     ------------
                                                                                     8,569,503        8,735,401
                                                                                  ------------     ------------


MINORITY INTEREST ..............................................................       264,442          500,000
                                                                                  ------------     ------------


PREFERRED STOCK OF UTILITY SUBSIDIARY, par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
           Series A 4 1/2%,  14,456 shares .....................................     1,445,600        1,445,600
                                                                                  ------------     ------------
COMMITMENTS
SHAREHOLDERS' EQUITY
      Common stock, par value $.16, authorized shares 30,000,000 ...............       916,589          914,812
        Outstanding shares,       5,728,680 at June 30, 1996
                                  5,717,577 at December 31, 1995
      Additional paid-in capital ...............................................     1,734,358        1,505,688
      Unearned ESOP compensation ...............................................    (1,196,774)      (1,196,774)
      Retained earnings ........................................................    34,511,085       33,427,710
                                                                                  -------------     -----------
                                                                                     35,965,258      34,651,436
                                                                                  -------------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................  $  88,987,064    $ 88,521,281
                                                                                  =============    ============


                See notes to consolidated financial statements.
                                        2

Form 10-Q Part 1 - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1996 and 1995
                                   (Unaudited)



                                                                                                    June 30,              June 30,
                                                                                                      1996                 1995
                                                                                                    --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income .........................................................................         $ 2,178,897          $ 1,483,788
      Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ....................................................           3,796,909            3,614,412
        Deferred income taxes ............................................................            (166,056)             (42,630)
        Undistributed (earnings) losses of affiliates ....................................            (254,782)              15,348
        Distribution from affiliates .....................................................             414,000              184,000
        Tax benefits applicable to ESOP ..................................................              10,839               14,662
        Loss on retirement of property, plant and equipment ..............................               9,042               36,094
        Allowance for funds used during construction .....................................             (54,078)                  --
        Losses applicable to minority interest ...........................................              (7,617)                  --
      Changes in operating assets and liabilities
        Accounts receivable ..............................................................            (461,144)             608,222
        Inventories ......................................................................             (31,746)            (160,682)
        Prepaid expenses .................................................................             677,731              527,277
        Accounts payable .................................................................            (339,541)            (928,203)
        Accrued taxes and accrued interest ...............................................             (14,433)             (25,704)
        Advance billings, customer deposits and other ....................................          (1,508,234)            (608,896)
        Other, net .......................................................................            (522,389)             (50,170)
                                                                                                   -----------          -----------

                   Net Cash Provided by Operating Activities .............................           3,727,398            4,667,518
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures ...............................................................          (3,082,248)          (2,671,239)
      Allowance for funds used during construction .......................................              54,078                   --
      Proceeds from sale of assets........................................................              43,267               77,514
      Cost of removal of plant retired ...................................................             (48,146)             (44,185)
      Acquisition of other assets ........................................................            (466,136)                  --
      Increase in investments and advances to affiliates .................................          (2,916,475)          (3,157,550)
      Decrease in investments and repayments from affiliates .............................           2,487,524            3,177,732
                                                                                                   -----------          -----------

                   Net Cash Used in Investing Activities .................................          (3,928,136)          (2,617,728)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Dividends on common stock ...........................................................          (1,049,598)            (979,551)
      Net proceeds from (payments on) revolving lines of credit ..........................           1,150,000           (1,300,000)
      Contributions from minority interest ...............................................               1,500                   --
      Proceeds from issuance of common stock .............................................             173,684              235,736
      Redemption of Utility Series B 5 1/2% Preferred Stock ..............................                  --             (128,900)
                                                                                                   -----------          -----------

                   Net Cash Provided By (Used in) Financing Activities ...................             275,586           (2,172,715)
                                                                                                   -----------          -----------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ................................................................              74,848             (122,925)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD .................................................................              50,911              139,558
                                                                                                   -----------          -----------

     END OF PERIOD .......................................................................         $   125,759          $    16,633
                                                                                                   ===========          ===========






                 See notes to consolidated financial statements.
                                        3

Form 10-Q

                           D & E COMMUNICATIONS, INC.
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      RESTRUCTURING AND SHARE EXCHANGE

         On June 7, 1996, D & E Communications, Inc (and with its subsidiaries, "D & E") became the parent company of Denver and Ephrata Telephone and Telegraph Company ("Telco") pursuant to the terms of that certain Agreement and Plan of Exchange (the "Plan of Exchange"), whereby each outstanding Common Share, $0.50 par value, of Telco (the "Telco Common Shares") was exchanged (the "Share Exchange") for three Common Shares, $0.16 par value, of D & E (the "D & E Common Shares"). In its effect, the Share Exchange was similar to a three-for-one split of Telco Common Shares. As an additional aspect of the reorganizing of Telco into a holding company structure (the "Restructuring"), Telco dividended to D & E all of the capital stock of its subsidiaries, Red Rose Communications, Inc. (f/k/a Red Rose Systems, Inc.) ("Red Rose") and D & E Marketing Corp. ("Marketing"). The preferred stock of Telco was not exchanged in the Restructuring.

         The general purpose of the Restructuring was to establish a more appropriate corporate structure for the conduct of unregulated business activities. D & E believes that the Restructuring will better enable D & E to establish a broader base of income generation which will enhance the overall financial strength of the enterprise.

(2)      BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared by D & E pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments and all adjustments necessary as a result of the Restructuring) necessary to present fairly the results of operations, financial position and cash flows of D & E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the financial statements for the three months and six months ended June 30, 1995 have been reclassified for comparative purposes and to reflect the three-for-one stock split effect of the Plan of Exchange. D & E believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Telco Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.

Form 10-Q

                           D & E COMMUNICATIONS, INC.
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

(3)      INVESTMENTS IN AFFILIATED COMPANIES

         D & E is positioning itself to participate in a new generation of wireless services known as Personal Communications Services ("PCS"). In 1995, Red Rose became managing partner in The D and E Group, a partnership formed for the purpose of participating in PCS. Red Rose made an initial capital contribution of $2,000,000 to The D and E Group, which in turn, became a minority equity investor in PCS One, Inc. Red Rose owns 80% of The D and E Group. On May 6, 1996, the Federal Communications Commission (FCC) closed the auction for the C Block of PCS licenses. PCS One, Inc. was the high bidder for the license to operate in the Lancaster, Pennsylvania market having submitted a bid of approximately $17,600,000 ($13,200,000 net after the 25% entrepreneurs' discount). In compliance with FCC rules, PCS One, Inc. submitted an initial down payment of $660,000 (5% of its winning bid) in May 1996. The remainder of the down payment, an additional 5%, will be due shortly after the license is granted by the FCC, which is anticipated during the third quarter of 1996. The remaining 90 percent of the net auction price for the license may be paid in installments, with payments of interest only for the first 6 years and payments of interest and principal amortized over the remaining 4 years of the 10-year license term. Interest will be based on the rate for ten-year U.S. Treasury obligations on the date the license is granted. The D and E Group has agreed with PCS One, Inc., to finance the purchase price of the license. In June of 1996, PCS One, Inc. returned $1,180,000 of The D and E Group's initial $2,500,000 investment.

(4)      SUBSEQUENT EVENTS

         D & E is pursuing its opportunities in the FCC Auctions of the D, E and F Blocks of the PCS Spectrum, and, in July, filed a short form application with the FCC. The FCC will review applications from D & E and others and establish a list of qualified bidders. Each of these qualified bidders will need to make an up-front payment by August 12, 1996. Auction bidding is expected to commence on August 26, 1996.

(5)      NOTES PAYABLE AND LONG-TERM DEBT

         As a result of the Restructuring, Telco has negotiated amendments, effective June 7, 1996, to the financial covenants stipulated in each of the following Senior Note Agreements: 9.18% Senior Note, 7.55% Senior Note and 6.49% Senior Note. The covenants contained in these note agreements are calculated based upon consolidated Telco financial data. Prior to the Restructuring, Telco had two subsidiaries, Red Rose and Marketing with which it consolidated its operations. As an additional aspect of the Restructuring, Telco dividended to D & E all the capital stock of these subsidiaries, leaving Telco with no subsidiaries to consolidate. The amendments changed the limit on accumulated distributions and restricted investments from $9,000,000 plus 75% of accumulated consolidated net income of Telco, to $5,000,000 plus 75% of accumulated consolidated net income of Telco. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note Agreements of Telco are guaranteed by D & E.

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 1995 have been reclassified for comparative purposes and to reflect the three-for-one stock split effect of the Share Exchange.


RESULTS OF OPERATIONS


     Net Income. Net income for the three months ended June 30, 1996 was $1,167,000, about 80.9% more than the net income of $645,000 recorded in the corresponding period in 1995. The increase occurred primarily due to an increase in operating revenue of $1,772,000 and an increase in equity in net income of affiliates of $141,000 partially offset by corresponding increases in operating expense of $939,000 and income taxes of $425,000. Earnings per common share totaled $.20, as compared with earnings per common share of $.11 in the second quarter of last year.

     Net income for the six months ended June 30, 1996 was $2,179,000, 46.8% more than the corresponding period in 1995, which had net income of $1,484,000. Earnings per common share totaled $.38 for the six months ended June 30, 1996, as compared with earnings of $.26 per common share for the six months ended June 30, 1995. Net income increased primarily due to increases of $932,000 in operating income and $270,000 in equity in net income of affiliates partially offset by a corresponding increase in income taxes of $499,000.

     Operating Revenue. Total operating revenue for the second quarter of 1996 was $11,618,000, an increase of $1,772,000 or 18.0%, while year-to-date revenue totaled $22,511,000, an increase of $2,937,000 or 15.0% from the corresponding period last year.

     Local network services revenue is generated from providing local exchange and local private line services. Local network revenues for the three months ended June 30, 1996 increased $113,000 or 5.5% as compared to the same period in 1995. The increase for the first two quarters of 1996, relative to the same period in 1995, was $206,000 or 5.1%. Revenue for the first six months of 1996, as well as for the second quarter, was greater primarily as a result of growth in access lines and an increase in revenue from custom calling features. Access lines in service at June 30, 1996 increased 4.1% compared to June 30, 1995, such gain accounts for approximately $75,000 and $121,000 of the increase in local network revenues for the three and six months ended June 30, 1996 over June 30, 1995, respectively. The increase in revenue from custom calling features for the three and six months ended June 30, 1996 over June 30, 1995 of $28,000 and $63,000, respectively, was primarily due to the newly offered Caller Identification ("Caller ID") Deluxe. This service was initiated in June 1995.

     Network access services revenue is received from D & E's subscribers, from

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


local exchange carriers and interexchange carriers ("IXCs") for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenue in this category for the second quarter of 1996 amounted to $3,981,000, an increase of $200,000 or 5.3% over the corresponding period in 1995. Revenue in this category for the first six months of 1996 amounted to $7,898,000, an increase of $360,000 or 4.8% over the corresponding period in the previous year. The second quarter and year-to-date increases were primarily due to increases in interstate minutes of use for approximately $70,000 and $120,000 of revenue, respectively, and intrastate minutes of use for approximately $109,000 and $299,000 of revenue, respectively, combined with an increase in access lines for approximately $37,000 and $68,000, respectively. These increases were partially offset by a decline in interstate traffic sensitive revenues of approximately $32,000 and $149,000, respectively. The decline in interstate traffic sensitive revenues was primarily due to lower interstate traffic sensitive rates, which were filed with the FCC and, were effective July 1995.

     Long distance network services revenue is received from long distance calls made by residential and business customers within the Capital (south central) Region of Pennsylvania. Revenue in this category increased $86,000 or 9.3% and $140,000 or 7.1% in the second quarter and year-to-date of 1996 over the corresponding periods in 1995, respectively. These increases were primarily due to an increase in minutes of use.

     Directory advertising revenue increased $81,000 or 12.2% and $147,000 or 11.0% for the second quarter of 1996 and year-to-date 1996 over the corresponding periods in 1995. Revenue in this category increased primarily due to a rate increase of approximately 4.8% combined with an increase in local and regional advertisers of approximately 3.2%.

     Other sales and services revenue consists primarily of the following services furnished by Red Rose: sales and service of business telephone systems and communications products, revenue from premise work and revenue from long distance services under D and E Long Distance ("DELD"). Also included in this category is revenue associated with the construction of fiber optic facilities. Revenue in this category grew $1,260,000 or 62.6% for the second quarter of 1996 over the second quarter of 1995 and year-to-date grew $2,078,000 or 54.5% over 1995 year-to-date. These increases were both generated primarily by a large system sales contract which began in January 1996 and by the completion of a contract for the construction of a fiber optic facility. Revenue recorded on this fiber optic contract for the second quarter of 1996 was $861,000. The system sales contract is expected to be completed by September 1997 and is expected to generate revenue of approximately $2,101,000. The corresponding expense on these two contracts is recorded in "Costs of products sold."

     Operating Expense. Total operating expense for the three and six month periods ended June 30, 1996 was $9,117,000 and $17,812,000, respectively. These amounts represent increases of $939,000 or 11.5% and $2,005,000 or

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


12.7%, respectively, over the same periods in 1995.

     Depreciation expense increased $94,000 or 5.6% and $223,000 or 6.7% in the second quarter and first six months of 1996 over the corresponding periods in 1995. The majority of these increases were attributable to an increase in plant in service in 1996 and new depreciation rates that were effective January 1, 1996.

     Financial and administrative services expense increased $73,000 and $172,000 or 5.9% and 7.4% for the three and six month periods ended June 30, 1996, over the corresponding periods in the previous year. The increases were primarily due to an increase in wages and benefits.

     Costs of products sold consists primarily of the material costs of equipment sales and fiber optic facility construction. The increases of $659,000 and $1,207,000 in the costs of products sold during the three and six month periods ended June 30, 1996 compared to 1995, were principally due to expenses associated with the large system sales contract and the completion of a contract for the construction of a fiber optic facility, as discussed in revenue from "Other sales and services."

     Other expenses primarily includes all operating expenses incurred by Red Rose and Marketing in the course of their business activities, excluding material costs and operating taxes other than income taxes. These expenses increased $77,000 and $170,000 for the three and six month periods ended June 30, 1996, over the comparable periods last year. This increase is primarily attributable to an increase in sales commissions and expenses associated with Marketing's investment in Monor Communications Group ("MCG"). A portion of the sales commission increase was due to the commissions associated with the large system sales contract discussed in "Other sales and services."

     Other Income (Expense). Other income (expense) for the three and six months ended June 30, 1996 was $466,000 and $979,000, respectively, in net expenses, a decrease of $108,000 and $253,000 over the same periods in 1995. These decreases in the second quarter and first six months primarily related to increases in equity in net income of affiliates of $141,000 and $270,000, respectively. Equity in net income of affiliates increased primarily due to second quarter and year-to-date increases in net income from cellular joint ventures of which D & E recorded increases of $238,000 and $339,000, respectively. This increase was partially offset by D & E's share of losses from MCG and Red Rose SuperNet ("SuperNet"). D & E indirectly owns 50% of SuperNet through its subsidiary, Marketing. D & E recorded losses from SuperNet of $26,000 and $52,000 for the second quarter and year-to-date in 1996. SuperNet is a partnership which sells Internet access services and related products and began its operations in 1995.

     Also, for the three and six months ended June 30, D & E recorded losses from MCG as follows: $281,000 and $497,000 in 1996, respectively, and $210,000 and $480,000 in 1995, respectively. MCG is a domestic corporate joint venture

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


which owns 89.62% of Monor Telephone Company ("MTT"), which operates a telephone company in Hungary. Marketing owns 16.2% of MCG at June 30, 1996. The net losses reported by MCG are directly related to the losses of MTT. These result primarily from the foreign currency translation and exchange losses. The foreign currency losses relate to the use by MTT of the Hungarian Forint ("HUF") as the functional currency for accounting purposes. The MTT business plan reflects ongoing HUF/U.S. Dollar-devaluation based on Hungarian government estimates of 19%, 12% and 10%, respectively for the years 1997 through 1999. These losses are expected to be countered by MTT's ability to raise rates to customers in order to repay the Overseas Private Investment Corporation ("OPIC") loan with devalued HUFs. The telecommunications rate regulation in Hungary permits MTT to make certain inflation adjustments based upon the Producer Price Index ("PPI"), and, in fact, MTT expects to raise rates in January 1997 and up two times per year subsequent to that increase. Therefore, management has decided the cost of foreign currency hedging is not currently warranted. The Hungarian government has been increasingly receptive to the conversion of HUFs to U.S. Dollars, and MTT has not experienced, and does not expect to experience, any difficulties in making the necessary currency conversions.

     Income Taxes. The federal and state income taxes increased by $425,000 or 98.2% for the second quarter of 1996 and $499,000 or 49.1% for the six months ended June 30, 1996 over the corresponding periods in 1995. These increases in income taxes were primarily due to an increase in pre-tax accounting income. The effective income tax rates for the three and six months ended June 30, 1996 were 42.0% and 40.6%, compared to 39.6% and 40.1% for the corresponding periods last year.


FINANCIAL CONDITION


     Liquidity and Capital Resources. D & E believes that it has adequate internal and external resources available to meet ongoing operating requirements including network expansion and modernization and business development. D & E, as successor to Telco, implemented an Employee Stock Purchase Plan in the second quarter of 1994 and a Dividend Reinvestment Plan in the fourth quarter of 1994 to raise additional capital to support operating requirements. These plans have provided $130,000 and $131,000 of additional funds in the second quarter of 1996 and 1995, respectively, and $230,000 and $283,000 during the six month periods ended June 30, 1996 and 1995, respectively. D & E expects that presently foreseeable capital requirements will be financed primarily through internally-generated funds, although additional short- or long-term debt or equity financing may be needed to fund development activities and to maintain
D & E's capital structure within management's guidelines and, management believes D & E has the ability to obtain this financing as necessary.

     D & E's primary source of funds for the first six months of 1996 and 1995 was cash generated from operating activities. Net cash provided by operating

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


activities was $3,727,000 in 1996, compared with $4,668,000 in 1995. This decline was primarily due to an increase in net income which was more than offset by changes in accounts receivable and advance billings on the fiber optic contract. Also, in the first six months of 1996, cash was used to purchase telephone equipment and services associated with the large system sales contract.

     D & E's most significant investing activity in the first half of 1996 was its numerous additions to property, plant and equipment. The most significant property, plant and equipment purchases, during the first six months of 1996, were as follows: $551,000 in digital electronic switching equipment, $865,000 in general purpose computers, $717,000 in aerial cable, $221,000 in buildings and $231,000 in buried cable.

     Another of D & E's significant investing activities includes Marketing's investments in MCG, advances to MTT and receipts from MTT on those advances. Marketing invested $1,500,000 in MCG in the first half of 1996. Marketing advanced MTT an additional $964,000, and received $1,118,000 from MTT in the first half of 1996 for its advances to MTT.

     Also contributing to the fluctuation in the investing activities was a return of investment of $1,180,000 from PCS One, Inc. to The D and E Group (owned 80% by Red Rose).

     In March 1995, Marketing acquired common stock of MCG by forgiving $633,000, of its accounts receivable from MCG.

     As of June 30, 1996, D & E had unsecured lines of credit ("LOCs") totaling $13,000,000 with two domestic banks. The outstanding amounts borrowed under these agreements at June 30, 1996 totaled $6,680,000.

     D & E borrowed $6,101,000 on these lines of credit in the first half of 1996 and repaid $4,951,000. A portion of these borrowings was used to invest in and provide working capital to telephone operations in Hungary as well as provide additional working capital for D & E. In addition, $1,500,000 was invested in MCG. A portion of the repayments was possible due to the receipt of $1,118,000 from MCG on previous advances. Also, $1,594,000 of distributions from joint ventures and other cash generated from operations were used to make repayments on the LOCs.

     As a result of the Restructuring, Telco has negotiated amendments, effective June 7, 1996, to the financial covenants stipulated in each of the following Senior Note Agreements: 9.18% Senior Note, 7.55% Senior Note and 6.49% Senior Note. The covenants contained in these note agreements are calculated based upon consolidated Telco financial data. Prior to the Restructuring, Telco had two subsidiaries, Red Rose and Marketing with which it consolidated its operations. As an additional aspect of the Restructuring, Telco dividended to D & E all the capital stock of these subsidiaries, leaving Telco with no subsidiaries to consolidate. The amendments changed the limit on accumulated distributions and restricted investments from $9,000,000 plus

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


75% of accumulated consolidated net income of Telco, to $5,000,000 plus 75% of accumulated consolidated net income of Telco. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note Agreements of Telco are guaranteed by D & E.

     D & E's ratio of total debt to total debt plus capital was 48.0% at June 30, 1996 and December 31, 1995.


OTHER


     In 1994, D & E constructed and installed, and now maintains, an enhanced 911 system in Lancaster County pursuant to an Agreement, which was modified on February 23, 1995, for D & E to furnish the County's 911 system with an Automatic Location Identification ("ALI") network. D & E estimates that this Agreement as modified will generate an estimated $9,600,000 of revenue over its ten-year term. The ALI system is operational and the customer data information is being loaded into the system. Management anticipates that all initial information will be loaded by the end of the third quarter of 1996. Revenues recorded on this contract since its inception have been approximately $2,230,000 of which approximately $438,000 is included in the 1996 year-to-date financial statements.

     On February 1, 1995, Telco redeemed 1,289 outstanding shares of its Series B 5 1/2% Preferred Stock at its $100 par value per share, plus accrued dividends thereon.

     On February 2, 1995, Telco and the other participating companies of MCG entered into a Project Completion Agreement with OPIC as a condition to OPIC's Finance Agreement with MTT. The Finance Agreement provides a credit facility to MTT in an amount up to $30,000,000. The Project Completion Agreement provides that Telco will guarantee payments to MTT or MCG in an amount determined by OPIC, not to exceed $3,333,000, if, in the opinion of OPIC, MTT has insufficient funds to achieve project completion or to meet its obligations as they become due and payable. Project Completion is defined to include certain physical completion tests and legal conditions of the facilities that MTT procures, constructs and installs and certain operational completion tests. The operations completion tests include MTT reaching a stipulated number of subscribers and reaching a certain dollar level of revenues.

     D & E is positioning itself to participate in a new generation of wireless services known as PCS. In 1995, Red Rose became managing partner in The D and E Group, a partnership formed for the purpose of participating in PCS. Red Rose made an initial capital contribution of $2,000,000 to The D and E Group, which in turn, became a minority equity investor in PCS One, Inc. Red Rose owns 80% of The D and E Group. On May 6, 1996, the FCC closed the auction for C Block of PCS licenses. PCS One, Inc. was the high bidder for the license to operate in the Lancaster, Pennsylvania market having submitted

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


a bid of approximately $17,600,000 ($13,200,000 net after the 25% entrepreneurs' discount). In compliance with FCC rules, PCS One, Inc. submitted an initial down payment of $660,000 (5% of its winning bid) in May 1996. The remainder of the down payment, an additional 5%, will be due shortly after the license is granted by the FCC, which is anticipated during the third quarter of 1996. The remaining 90 percent of the net auction price for the license may be paid in installments, with payments of interest only for the first 6 years and payments of interest and principal amortized over the remaining 4 years of the 10-year license term. Interest will be based on the rate for ten-year U.S. Treasury obligations on the date the license is granted. The D and E Group has agreed with PCS One, Inc. to finance the purchase price of the license. In June of 1996, PCS One, Inc. returned $1,180,000 of The D and E Group's initial $2,500,000 investment.

     D & E is also pursuing its opportunities in the D, E and F Block Auctions of the PCS Spectrum and, in July, filed a short-form application with the FCC. The FCC will review applications from D & E and others and establish a list of qualified bidders. Each of these qualified bidders will need to make an up-front payment by August 12, 1996. Auction bidding is expected to commence on August 26, 1996.

     On June 7, 1996, D & E became the parent company of Telco pursuant to the terms of the Plan of Exchange, whereby each of the Telco Common Shares was exchanged through the Share Exchange for three D & E Common Shares. In its effect, the Share Exchange was similar to a three-for-one split of Telco Common Shares. As an additional aspect of the Restructuring, Telco dividended to D & E all of the capital stock of its subsidiaries, Red Rose and Marketing. The preferred stock of Telco was not exchanged in the Restructuring.

     The general purpose of the Restructuring was to establish a more appropriate corporate structure for the conduct of unregulated business activities. D & E believes that the Restructuring will better enable D & E to establish a broader base of income generation which will enhance the overall financial strength of the enterprise.

     On August 1, 1996 the FCC adopted an order to implement the local competition provisions of the Telecommunications Act of 1996 ("the 1996 Act"). Ultimately, D & E may face competition in its traditional service area from companies with greater resources. However, D & E believes that its strength in technology and marketing position allows the Company to compete effectively in its local market and that D & E is in a positive strategic position to embrace new opportunities presented by the 1996 Act.

FORWARD-LOOKING STATEMENTS


     This quarterly report contains certain forward-looking statements as to the future performance of various domestic and international investments of D & E, including Monor Communications Group, Inc., Monor Telephone Company, The

                           D & E COMMUNICATIONS, INC.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


D and E Group and PCS One, Inc. Actual results may differ as a result of factors over which D & E has no control, including but not limited to, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Form 10-Q

                           D & E COMMUNICATIONS, INC.

                           PART II - OTHER INFORMATION


                          Item 2. Changes in Securities


         Effective June 7, 1996, each outstanding Telco Common Share was exchanged for and converted into three D & E Common Shares. Further discussion and the terms of such exchange, as well as the constituent instruments defining the rights to holders thereof, are contained in D & E's registration statement on Form S-4 filed with the SEC on April 23, 1996 and registration statement on Form 8-B filed with the SEC on May 13, 1996.


     Item 4.  Submission of Matters to a Vote of Security Holders


(a)  The Annual Meeting of the Shareholders was held on May 9, 1996.

(c)  Matters voted upon:

     (1) Election of the following directors to hold office for a three year term to expire in 1999. Votes for the election of Mr. John Amos were cast in the following manner: 1,640,821 for and 0 withheld. Votes for the election of Mr. W. Garth Sprecher were cast in the following manner: 1,639,612 for and 1,209 withheld. Votes for the election of Mr.
         G. William Ruhl were cast in the following manner: 1,640,821 for and 0 withheld.

     (2) To approve the restructuring pursuant to the Plan of Exchange whereby D & E, a Pennsylvania corporation, formed as a subsidiary of Telco, will become the parent company of Telco. Votes were cast in the following manner: 1,638,193 for; 102 against; 2,123 abstentions and 0 broker non-votes.

     (3) To ratify the Articles of Incorporation and the By-Laws of D & E. Votes were cast in the following manner: 1,638,323 for; 102 against; 1,993 abstentions and 0 broker non-votes.

     (4) To reelect Coopers & Lybrand L.L.P. as D & E's Independent Accountants in 1996. Votes were cast in the following manner: 1,639,222 for; 202 against; 994 abstentions and 0 broker non-votes.

Form 10-Q

                           D & E COMMUNICATIONS, INC.

                           PART II - OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:



Exhibit                    Identification
  No.                        of Exhibit                                         Reference
- -------                    --------------                                       ---------
2.1               Agreement and Plan of Exchange                          Incorporated herein by
                  Between Denver and Ephrata                              reference from Amendment
                  Telephone and Telegraph Company                         No. 2 to the Registra-
                  (a Pennsylvania corporation) and                        tion Statement on Form
                  D & E Communications, Inc.                              S-4 (Registration No.
                  (a Pennsylvania corporation).                           333-2960) for D & E,
                                                                          Exhibit 2.1.

4.1               Fourth Amendment, Consent and                           Filed herewith.
                  Waiver to Note Agreement dated
                  as of November 15, 1991 between
                  Allstate Life Insurance Company,
                  Allstate Life Insurance
                  Company of New York and Denver and
                  Ephrata Telephone and Telegraph
                  Company dated as of June 7, 1996,
                  RE: $10,000,000 9.18% Senior
                  Notes due November 15, 2021.

4.2               Third amendment, Consent and                            Filed herewith.
                  Waiver to Note Agreement dated
                  as of January 14, 1994 between
                  Allstate Life Insurance Company, and
                  Denver and Ephrata Telephone and Telegraph
                  Company, dated as of June 7, 1996, RE:
                  $10,000,000 6.49% Senior Notes due January 14, 2004.

10.1              Network Product Purchase                                Incorporated herein by
                  Agreement between Northern                              reference from Telco's
                  Telecom, Inc. and Denver                                Quarterly Report on Form
                  and Ephrata Telephone and                               10-Q for the quarterly
                  Telegraph Company dated                                 period ended March 31, 1996,
                  May 3, 1996.                                            Exhibit 10.1.

27                Financial Data Schedule.                                Filed herewith.


(b)       Reports on Form 8-K:

          A current report on Form 8-K dated June 11, 1996 was filed by the Registrant with respect to the effectiveness of the holding company restructuring.

Form 10-Q

                           D & E COMMUNICATIONS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      D & E COMMUNICATIONS, INC.
                                             (Registrant)



Date: August 9, 1996                 By:   /s/ Thomas E. Morell
                                           -------------------------
                                           Thomas E. Morell
                                           Chief Financial Officer and Treasurer
                                            (On Behalf of the Registrant and
                                             as Principal Financial Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 9, 1996.

                                INDEX TO EXHIBITS



Exhibit                    Identification
  No.                        of Exhibit                                         Reference
- -------                    --------------                                       ---------
2.1               Agreement and Plan of Exchange                          Incorporated herein by
                  Between Denver and Ephrata                              reference from Amendment
                  Telephone and Telegraph Company                         No. 2 to the Registra-
                  (a Pennsylvania corporation) and                        tion Statement on Form
                  D & E Communications, Inc.                              S-4 (Registration No.
                  (a Pennsylvania corporation).                           333-2960) for D & E,
                                                                          Exhibit 2.1.

4.1               Fourth Amendment, Consent and                           Filed herewith.
                  Waiver to Note Agreement dated
                  as of November 15, 1991 between
                  Allstate Life Insurance Company,
                  Allstate Life Insurance
                  Company of New York and Denver and
                  Ephrata Telephone and Telegraph
                  Company dated as of June 7, 1996,
                  RE: $10,000,000 9.18% Senior Notes
                  due November 15, 2021.

4.2               Third amendment, Consent and                            Filed herewith.
                  Waiver to Note Agreement dated
                  as of January 14, 1994 between
                  Allstate Life Insurance Company, and
                  Denver and Ephrata Telephone and Telegraph
                  Company, dated as of June 7, 1996, RE:
                  $10,000,000 6.49% Senior Notes due
                  January 14, 2004.

10.1              Network Product Purchase                                Incorporated herein by
                  Agreement between Northern                              reference from Telco's
                  Telecom, Inc. and Denver                                Quarterly Report on Form
                  and Ephrata Telephone and                               10-Q for the quarterly
                  Telegraph Company dated                                 period ended
                  May 3, 1996.                                            March 31, 1996,
                                                                          Exhibit 10.1.

27                Financial Data Schedule.                                Filed herewith.
