Form 10-Q
period 1996-09-30
D&E COMMUNICATIONS INC
filed 1996-11-12
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ______ to ______


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at November 4, 1996
                -----                          -------------------------------
Common Stock, par value $.16 per share                5,737,291 Shares

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



Item No.                                                                   Page
--------                                                                   ----

                          PART I. FINANCIAL INFORMATION


     1.        Financial Statements

               Consolidated Statements of Income --
                 For the three months and nine months ended
                 September 30, 1996 and 1995 ........................        1

               Consolidated Balance Sheets --
                 September 30, 1996 and December 31, 1995 ...........        2

               Consolidated Statements of Cash Flows --
                 For the three months and nine months ended
                 September 30, 1996 and 1995 ..................              3

               Notes to Consolidated Financial Statements ...........      4-6


     2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................     7-14



                            PART II.  OTHER INFORMATION


     6.        Exhibits and Reports on Form 8-K .....................       15



               SIGNATURES ...........................................       16

Form 10-Q Part I - Financial Information
Item 1. Financial Statements


                   D & E Communications, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                  Three months Ended             Nine months Ended
                                                                     September 30                   September 30

                                                                 1996            1995           1996            1995
                                                                 ----            ----           ----            ----
OPERATING REVENUE

  Local network services ................................   $  2,189,990    $  2,065,747    $  6,461,892    $  6,131,328
  Network access ........................................      3,881,491       3,824,641      11,779,710      11,363,321
  Long distance network services ........................      1,017,651       1,021,761       3,140,650       3,004,387
  Directory advertising .................................        730,380         657,708       2,204,421       1,985,182
  Other sales and services ..............................      2,587,012       2,147,718       8,474,764       5,957,744
  Miscellaneous .........................................        460,632         530,418       1,316,450       1,379,370
                                                            ------------    ------------    ------------    ------------
     Total Operating Revenue ............................     10,867,156      10,247,993      33,377,887      29,821,332
                                                            ------------    ------------    ------------    ------------
OPERATING EXPENSE

  Network operations ....................................      1,420,467       1,542,922       4,452,206       4,462,701
  Network access ........................................        438,372         489,996       1,374,388       1,415,598
  Depreciation ..........................................      1,836,981       1,701,636       5,400,192       5,041,924
  Customer services .....................................        434,829         432,071       1,289,564       1,274,640
  Financial and administrative services .................      1,289,266       1,075,193       3,777,213       3,391,606
  Directory .............................................        473,208         432,999       1,373,289       1,241,363
  Operating taxes, other than income ....................        359,827         373,401       1,102,230       1,108,354
  Costs of products sold ................................      1,201,149         903,761       3,961,098       2,436,515
  Other expenses ........................................      1,343,797       1,234,859       3,879,788       3,621,243
                                                            ------------    ------------    ------------    ------------
     Total Operating Expense ............................      8,797,896       8,186,838      26,609,968      23,993,944
                                                            ------------    ------------    ------------    ------------
          Operating Income ..............................      2,069,260       2,061,155       6,767,919       5,827,388
                                                            ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

   Allowance for funds used during construction .........          9,517           2,663          63,595           2,663
   Equity in net income (loss) of affiliates ............        391,782         (54,818)        646,564         (70,166)
   Interest expense .....................................       (660,042)       (615,431)     (1,946,688)     (1,851,001)
   Other, net ...........................................         55,703          (4,617)         54,472          13,974
                                                            ------------    ------------    ------------    ------------
      Total Other Income (Expense) ......................       (203,040)       (672,203)     (1,182,057)     (1,904,530)
                                                            ------------    ------------    ------------    ------------
        Income before minority interest, income taxes
          and dividends on utility
          series preferred stock.........................      1,866,220       1,388,952       5,585,862       3,922,858

MINORITY INTEREST .......................................         26,046              --          33,662              --
                                                            ------------    ------------    ------------    ------------
        Income before income taxes and
          dividends on utility series preferred stock ...      1,892,266       1,388,952       5,619,524       3,922,858


INCOME TAXES AND DIVIDENDS ON
  UTILITY SERIES PREFERRED STOCK

  Income taxes ..........................................        762,770         575,273       2,278,605       1,591,653
  Dividends on utility series preferred stock ...........         16,263          16,263          48,789          50,001
                                                            ------------    ------------    ------------    ------------
     Total Income taxes and dividends
        on utility series preferred stock ...............        779,033         591,536       2,327,394       1,641,654
                                                            ------------    ------------    ------------    ------------
NET INCOME ..............................................   $  1,113,233    $    797,416    $  3,292,130    $  2,281,204
                                                            ============    ============    ============    ============

   Average common shares outstanding ....................      5,730,736       5,710,887       5,724,994       5,705,937

   Earnings per common share ............................   $        .19    $        .14    $        .58    $        .40
                                                            ============    ============    ============    ============
   Dividends per common share ...........................   $        .10    $        .09    $        .29    $        .27
                                                            ============    ============    ============    ============



                 See notes to consolidated financial statements.
                                        1

Form 10-Q Part 1 - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                 September 30,    December 31,
                                 ASSETS                                               1996            1995
                                                                                 -------------    ------------
CURRENT ASSETS
     Cash and cash equivalents ...............................................    $    243,383    $     50,911
     Accounts receivable .....................................................       7,332,426       6,151,686
     Accounts receivable and note receivable - affiliated companies ..........       1,041,854         833,064
     Inventories, lower of cost or market, at average cost ...................         888,277         778,330
     Prepaid expenses ........................................................         854,375       2,226,614
     Other current assets ....................................................       1,563,581         266,964
                                                                                  ------------    ------------
            TOTAL CURRENT ASSETS .............................................      11,923,896      10,307,569
                                                                                  ------------    ------------
INVESTMENTS
     Investments in affiliated companies .....................................       9,806,694       8,193,201
     Other ...................................................................       1,747,244       2,920,721
                                                                                  ------------    ------------
                                                                                    11,553,938      11,113,922
                                                                                  ------------    ------------
PROPERTY, PLANT AND EQUIPMENT
     Telephone plant in service ..............................................     109,814,679     106,214,967
     Under construction ......................................................         444,016       1,460,604
                                                                                  ------------    ------------
                                                                                   110,258,695     107,675,571

     Less accumulated depreciation ...........................................      45,517,370      41,410,562
                                                                                  ------------    ------------
                                                                                    64,741,325      66,265,009
                                                                                  ------------    ------------
OTHER ASSETS
     Unamortized software costs ..............................................         158,532         253,653
     Accounts receivable - affiliated company ................................          97,688         119,664
     Other ...................................................................       1,042,516         461,464
                                                                                  ------------    ------------
                                                                                     1,298,736         834,781
                                                                                  ------------    ------------
TOTAL ASSETS .................................................................    $ 89,517,895    $ 88,521,281
                                                                                  ============    ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable ...........................................................    $  7,830,000    $  5,530,000
     Long-term debt maturing within one year .................................         363,316         365,612
     Accounts payable ........................................................       5,407,503       6,990,399
     Accounts payable - affiliated companies .................................         255,756           7,233
     Accrued taxes ...........................................................         264,152         264,034
     Accrued interest and dividends ..........................................         667,774         480,648
     Advance billings, customer deposits and other ...........................       1,525,803       3,429,718
                                                                                  ------------    ------------
             TOTAL CURRENT LIABILITIES .......................................      16,314,304      17,067,644
                                                                                  ------------    ------------

LONG-TERM DEBT ...............................................................      25,988,774      26,137,463
                                                                                  ------------    ------------

OTHER LIABILITIES
     Deferred income taxes ...................................................       6,792,230       6,673,234
     Regulatory liability, net ...............................................         822,386         915,671
     Accrued retirement benefits .............................................       1,010,323         878,794
     Other ...................................................................         258,616         267,702
                                                                                  ------------    ------------
                                                                                     8,883,555       8,735,401
                                                                                  ------------    ------------


MINORITY INTEREST ............................................................         238,397         500,000
                                                                                  ------------    ------------


PREFERRED STOCK OF UTILITY SUBSIDIARY, par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
          Series A 4 1/2%,  14,456 shares ....................................       1,445,600       1,445,600
                                                                                  ------------    ------------
COMMITMENTS
SHAREHOLDERS' EQUITY
     Common stock, par value $.16, authorized shares 30,000,000 ..............         917,406         914,812
       Outstanding shares,    5,733,787 at September 30, 1996
                              5,717,577 at December 31, 1995
     Additional paid-in capital ..............................................       1,850,893       1,505,688
     Unearned ESOP compensation ..............................................      (1,196,774)     (1,196,774)
     Retained earnings .......................................................      35,075,740      33,411,447
                                                                                  ------------    ------------
                                                                                    36,647,265      34,635,173
                                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................    $ 89,517,895    $ 88,521,281
                                                                                  ============    ============


                 See notes to consolidated financial statements.
                                        2

Form 10-Q Part 1 - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                              September 30,   September 30,
                                                                   1996           1995
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income ................................................   $ 3,292,130    $ 2,281,204
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................     5,752,791      5,450,956
    Deferred income taxes ...................................        25,711       (215,364)
    Undistributed (earnings) losses of affiliates ...........      (646,564)        70,166
    Distribution from affiliates ............................       718,650        460,000
    Tax benefits applicable to ESOP .........................        16,258         18,102
    Loss on retirement of property, plant and equipment .....        14,245         38,525
    Allowance for funds used during construction ............       (63,595)        (2,663)
    Losses applicable to minority interest ..................       (33,662)            --
  Changes in operating assets and liabilities:
    Accounts receivable .....................................    (1,180,740)       169,278
    Inventories .............................................      (109,947)      (137,889)
    Prepaid expenses ........................................     1,372,239      1,461,593
    Accounts payable ........................................    (1,584,406)      (484,417)
    Accrued taxes, interest and dividends ...................       203,507        131,356
    Advance billings, customer deposits and other ...........    (1,903,915)    (1,078,775)
    Other, net ..............................................       107,498       (161,165)
                                                                -----------    -----------

      Net Cash Provided by Operating Activities .............     5,980,200      8,000,907
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures ......................................    (4,185,922)    (4,400,279)
  Allowance for funds used during construction ..............        63,595          2,663
  Proceeds from sale of assets ..............................        69,446        215,674
  Cost of removal of plant retired ..........................       (70,102)       (85,361)
  Acquisition of other assets ...............................      (513,158)            --
  Increase in investments and advances to affiliates ........    (4,673,447)    (3,943,767)
  Decrease in investments and repayments from affiliates ....     2,695,122      4,220,729
                                                                -----------    -----------

    Net Cash Used in Investing Activities ...................    (6,614,466)    (3,990,341)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Dividends on common stock .................................    (1,570,865)    (1,469,640)
  Payments on long-term debt ................................      (162,202)      (162,203)
  Net proceeds from (payments on) revolving lines of credit .     2,300,000     (2,710,000)
  Contributions from minority interest ......................         1,500             --
  Proceeds from issuance of common stock ....................       258,305        328,331
  Redemption of Utility Series B 5 1/2% Preferred Stock .....            --       (128,900)
                                                                -----------    -----------

    Net Cash Provided By (Used in) Financing Activities .....       826,738     (4,142,412)
                                                                -----------    -----------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ....................................       192,472       (131,846)

CASH AND CASH EQUIVALENTS
    BEGINNING OF PERIOD .....................................        50,911        139,558
                                                                -----------    -----------

    END OF PERIOD ...........................................   $   243,383    $     7,712
                                                                ===========    ===========


                 See notes to consolidated financial statements.
                                       3

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      RESTRUCTURING AND SHARE EXCHANGE

         On June 7, 1996, D & E Communications, Inc. (and with its subsidiaries, "D & E") became the parent company of Denver and Ephrata Telephone and Telegraph Company ("Telco") pursuant to the terms of that certain Agreement and Plan of Exchange (the "Plan of Exchange"), whereby each outstanding Common Share, $0.50 par value, of Telco (the "Telco Common Shares") was exchanged (the "Share Exchange") for three Common Shares, $0.16 par value, of D & E (the "D & E Common Shares"). In its effect, the Share Exchange was similar to a three-for-one split of Telco Common Shares. As an additional aspect of the reorganizing of Telco into a holding company structure (the "Restructuring"), Telco dividended to D & E all of the capital stock of its subsidiaries, Red Rose Communications, Inc. (f/k/a Red Rose Systems, Inc., "Red Rose") and D & E Marketing Corp. ("Marketing"). The preferred stock of Telco was not exchanged in the Restructuring.

         The general purpose of the Restructuring was to establish a more appropriate corporate structure for the conduct of unregulated business activities. D & E believes that the Restructuring will better enable D & E to establish a broader base of income generation which will enhance the overall financial strength of the enterprise.

(2)      BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared by D & E pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments and all adjustments necessary as a result of the Restructuring) necessary to present fairly the results of operations, financial position and cash flows of D & E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the financial statements for the three months and nine months ended September 30, 1995 have been reclassified for comparative purposes and to reflect the three-for-one stock-split effect of the Plan of Exchange. D & E believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Telco Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

(3)      INVESTMENTS IN AFFILIATED COMPANIES


         D & E is positioning itself to participate in a new generation of wireless services known as Personal Communications Services ("PCS"). In 1995, Red Rose invested $2,000,000 to acquire an 80% controlling ownership interest and along with another partner, who invested $500,000 for a 20% minority interest, formed The D and E Group, a new partnership. The D and E Group owns 9.17% of PCS One, Inc., a corporation which participated in the Federal Communications Commission auction for the C Block of PCS licenses. PCS One, Inc. was the high bidder for the license to operate in the Lancaster, Pennsylvania market having submitted a bid of approximately $17,600,000 ($13,200,000 net after the 25% entrepreneurs' discount). A 10% down payment was made with the remaining 90% of the net auction price for the license to be paid in installments, with payments of interest only at 7.0% for the first 6 years and payments of interest at 7% and principal amortized over the remaining 4 years of the 10-year license term. In June of 1996, PCS One, Inc. returned $1,180,000 of the D and E Group's initial investment.

         Telco is pursuing its opportunities in the FCC Auctions of the remaining D, E and F Blocks of the PCS Spectrum, and, in July, filed a short form application with the FCC. The FCC reviewed applications from Telco and others and established a list of qualified bidders. Telco made a refundable deposit of $1,300,000 on August 12, 1996 to qualify for bidding. This deposit can be applied to the down payment for any licenses Telco wins. Auction bidding commenced on August 26, 1996 and management anticipates it will be completed by December 31, 1996.

(4)      SUBSEQUENT EVENTS

         On November 4, 1996, D & E acquired substantially all of the assets and liabilities of Com Tech Technical Services, a computer hardware and software reseller specializing in Local Area Network installation and maintenance, for 22,536 D & E Common Shares and certain ancillary agreements. On November 4, 1996, 1,128 of such D & E Common Shares were delivered and the remaining 21,408 will be delivered between January 1 and January 6, 1997. All of such shares are unregistered although certain registration rights were granted to the holders thereof.

(5)      NOTES PAYABLE AND LONG-TERM DEBT

         As a result of the Restructuring, Telco has negotiated amendments, effective June 7, 1996, to the financial covenants stipulated in each of the following Senior Note Agreements: 9.18% Senior Note, 7.55% Senior Note and 6.49% Senior Note. Prior to the Restructuring, the covenants contained in these note agreements were calculated based upon consolidated Telco financial data, which included Red Rose and Marketing. One aspect of the Restructuring was that Telco dividended to D & E all the capital stock of these subsidiaries, leaving Telco with no subsidiaries to consolidate. The amendments changed the limit on accumulated distributions and restricted investments from $9,000,000 plus 75% of accumulated consolidated net income

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

     of Telco, to $5,000,000 plus 75% of accumulated net income of Telco.
     The distributions, restricted investments and net income are cumulative since June 30, 1991. These Senior Note Agreements of Telco are guaranteed by D & E.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and nine months ended September 30, 1995 have been reclassified for comparative purposes and to reflect the three-for-one stock-split effect of the Share Exchange.


RESULTS OF OPERATIONS


     Net Income. Net income for the three months ended September 30, 1996 was $1,113,000, 39.6% more than the net income of $797,000 recorded in the corresponding period in 1995. The increase occurred primarily due to an increase in operating revenue of $619,000 and an increase in equity in net income of affiliates of $447,000. Increases were offset primarily by corresponding increases in operating expense of $611,000 and income taxes of $187,000. Earnings per common share totaled $.19, as compared with earnings per common share of $.14 in the third quarter of last year.

     Net income for the nine months ended September 30, 1996 was $3,292,000, 44.3% more than the corresponding period in 1995, which had net income of $2,281,000. Earnings per common share totaled $.58 for the nine months ended September 30, 1996, as compared with earnings of $.40 per common share for the nine months ended September 30, 1995. Net income increased due to an increase in operating revenue of $3,557,000 and an increase in equity in net income of affiliates of $717,000 offset by corresponding increases in operating expense of $2,616,000 and income taxes of $687,000.

     Operating Revenue. Total operating revenue for the third quarter of 1996 was $10,867,000, an increase of $619,000 or 6.0%, while year-to-date operating revenue totaled $33,378,000, an increase of $3,557,000 or 11.9% from the corresponding period last year.

     Local network services revenue is generated from providing local exchange and local private line services. Local network revenues for the three months ended September 30, 1996 increased $124,000 or 6.0% as compared to the same period in 1995. The increase for the first three quarters of 1996, relative to the same period in 1995, was $331,000 or 5.4%. Revenue for the first nine months of 1996, as well as for the third quarter, increased primarily as a result of growth in access lines and local private lines and an increase in revenue from custom calling features. The number of access lines in service at September 30, 1996 increased 4.4% compared to September 30, 1995. The increase in access lines plus other one-time charges for several local private lines, accounts for approximately $94,000 and $251,000 of the increase in local network service revenue for the three and nine months ended September 30, 1996 over September 30, 1995, respectively. The increase in revenue from custom calling features for the three and nine months ended September 30, 1996 over September 30, 1995 of $30,000 and $93,000, respectively, was primarily due to the newly offered Caller Identification ("Caller ID") Deluxe. This service was initiated in June 1995.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Network access services revenue is received from Telco's subscribers, from local exchange carriers, interexchange carriers ("IXCs") and cellular companies for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenue in this category for the third quarter of 1996 amounted to $3,881,000, an increase of $57,000 or 1.5% over the corresponding period in 1995. Revenue in this category for the first nine months of 1996 amounted to $11,780,000, an increase of $416,000 or 3.7% over the corresponding period in the previous year. The increase in the third quarter was primarily due to an increase in access lines for $123,000 offset by the effect of a decline in cellular traffic revenue of approximately $76,000. The year-to-date increase was primarily due to an increase in intrastate minutes of use for approximately $223,000 of revenue and an increase in access lines for approximately $222,000. Currently, Telco is under FCC Regulation 61.39, the Small Company Incentive regulation, for its interstate traffic sensitive access rates. One of the requirements under this regulation is that companies must have fewer than 50,000 access lines. In the third quarter of 1996, Telco exceeded 50,000 access lines, therefore; when the current rates expire under this regulation on July 1, 1997, Telco will be required to follow another method of determining these rates. Thereafter, management anticipates a significant revenue decline in network access services revenue. Management believes the most favorable method of determining these rates will be through electing to use NECA average schedule settlement formulas.

     Long distance network services revenue is received from long distance calls made by residential and business customers within the Capital (southcentral) Region of Pennsylvania. Revenue in this category decreased $4,000 or 0.4% in the third quarter and increased $136,000 or 4.5% year-to-date in 1996 compared with the corresponding periods in 1995, respectively. These changes were primarily due to fluctuations in minutes of use.

     Directory advertising revenue increased $73,000 or 11.0% and $219,000 or 11.0% for the third quarter of 1996 and year-to-date 1996 over the corresponding periods in 1995. Revenue in this category increased primarily due to a rate increase of approximately 4.8% combined with an increase in the number of local and regional advertisers of approximately 3.2%.

     Other sales and services revenue consists primarily of the following services furnished by Red Rose: sales and service of business telephone systems and communications products, revenue from work at customers' sites and revenue from the long distance calling service, D and E Long Distance ("DELD"). Also included in this category is revenue from the sale of fiber optic facilities. Revenue in this category grew $439,000 or 20.5% for the third quarter of 1996 over the third quarter of 1995 and year-to-date grew $2,517,000 or 42.2% over 1995 year-to-date. These increases were both generated primarily by a large system sales contract for York College of Pennsylvania (the "large system sale") which began in January 1996.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Operating Expense. Total operating expense for the three and nine month periods ended September 30, 1996 was $8,798,000 and $26,610,000, respectively. These amounts represent increases of $611,000 or 7.5% and $2,616,000 or 10.9%, respectively, over the same periods in 1995.

     Network operations expenses are incurred in maintaining D and E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, videoconferencing and other materials and supplies. Expenses in this category decreased $122,000 or 7.9% for the third quarter and $10,000 or 0.2% for the nine months of 1996 compared with the corresponding periods in 1995. The third quarter and year-to-date reductions were primarily due to purchases in the prior year third quarter of Caller ID Deluxe and ALI Database software.

     Depreciation expense increased $135,000 or 8.0% and $358,000 or 7.1% in the third quarter and first nine months of 1996, respectively, over the corresponding periods in 1995. The majority of these increases were attributable to an increase in plant in service in 1996 and new depreciation rates that were effective January 1, 1996.

     Financial and administrative services expense increased $214,000 and $386,000 or 19.9% and 11.4% for the three and nine month periods ended September 30, 1996, over the corresponding periods in the previous year. The increases were primarily due to an increase in wages and benefits.

     Directory expense increased $40,000 or 9.3% and $132,000 or 10.6% for the three months and nine months ended September 30, 1996 over the comparable periods in 1995. The increase is primarily related to increased fees which are calculated on phone directory revenue.

     Costs of products sold consists primarily of the material costs of equipment sales. The increases of $297,000 and $1,525,000 in the costs of products sold during the three and nine month periods ended September 30, 1996 compared to 1995, were principally due to the large system sale, as discussed in revenue from "Other sales and services."

     Other expenses primarily include all operating expenses incurred by Red Rose and Marketing in the course of their business activities, excluding material costs and operating taxes other than income taxes. These expenses increased $109,000 and $259,000 for the three and nine month periods ended September 30, 1996, over the comparable periods last year. This increase is primarily attributable to 1996 PCS expenses, an increase in sales commissions and expenses associated with Marketing's investment in Monor Communications Group ("MCG").

     Other Income (Expense). Other income (expense) for the three and nine months ended September 30, 1996 was $203,000 and $1,182,000, respectively, in net expenses, a decrease of $469,000 and $722,000 over the net expense of the

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


same periods in 1995. These decreases in the third quarter and first nine months primarily related to increases in equity in net income of affiliates of $466,000 and $717,000, respectively. Equity in net income of affiliates increased primarily due to a $351,000 decrease in the third quarter and a $334,000 decrease year-to-date in the losses of MCG, resulting primarily from an increased number of access lines installed, and increased income from cellular joint ventures of $26,000 and $365,000 for the third quarter and year-to-date 1996 over the corresponding periods in 1995, respectively.

     MCG is a domestic corporate joint venture which owns 89.62% of Monor Telephone Company ("MTT"), which operates a telephone company in Hungary. Marketing owns 16.5% of MCG at September 30, 1996. The net losses reported by MCG are directly related to the losses of MTT. These result primarily from the foreign currency translation and exchange losses. The foreign currency losses relate to the use by MTT of the Hungarian Forint ("HUF") as the functional currency for accounting purposes. The MTT business plan reflects ongoing HUF/U.S. Dollar-devaluation based on Hungarian government estimates which are currently 15%, 12% and 7%, respectively for the years 1997 through 1999. These losses are expected to be countered by MTT's ability to raise rates to customers in order to repay the Overseas Private Investment Corporation ("OPIC") loan with devalued HUFs. The telecommunications rate regulation in Hungary permits MTT to make certain inflation adjustments based upon the Producer Price Index ("PPI"), and, in fact, MTT expects to raise rates in January 1997 and up to two times per year subsequent to that increase. Therefore, management has decided the cost of foreign currency hedging is not currently warranted. The Hungarian government has been increasingly receptive to the conversion of HUFs to U.S. Dollars, and MTT has not experienced, and does not expect to experience, any difficulties in making the necessary currency conversions.

     Income Taxes. The federal and state income taxes increased by $187,000 or 32.6% for the third quarter of 1996 and $687,000 or 43.2% for the nine months ended September 30, 1996 over the corresponding periods in 1995. These increases in income taxes were primarily due to an increase in pre-tax accounting income. The effective income tax rates for the three and nine months ended September 30, 1996 were 40.3% and 40.5%, respectively, compared to 41.4% and 40.6%, respectively, for the corresponding periods last year.


FINANCIAL CONDITION


     Liquidity and Capital Resources. D & E believes that it has adequate internal and external resources available to meet ongoing operating requirements including network expansion and modernization and business development. D & E, as successor to Telco, implemented an Employee Stock Purchase Plan in the second quarter of 1994 and a Dividend Reinvestment Plan in the fourth quarter of 1994 to raise additional capital to support operating requirements. These plans have provided $118,000 and $116,000 of additional funds in the third quarter of 1996 and 1995, respectively, and $348,000 and

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


$399,000 during the nine month periods ended September 30, 1996 and 1995, respectively. D & E expects that presently foreseeable capital requirements will be financed primarily through internally-generated funds, although additional short- or long-term debt or equity financing may be needed to fund development activities and to maintain D & E's capital structure within management's guidelines and, management believes D & E has the ability to obtain this financing as necessary.

     D & E's primary source of funds for the first nine months of 1996 and 1995 was cash generated from operating activities. Net cash provided by operating activities was $5,980,000 in 1996, compared with $8,001,000 in 1995. This decline was due to an accounts receivable increase primarily related to the large system sale, an accounts payable decrease resulting from payments for AIN software and to a reduction of advanced billing related to recording directory revenue deferred as unearned at December 31, 1995.

     D & E's most significant investing activity in the first nine months of 1996 was its numerous additions to property, plant and equipment. The most significant property, plant and equipment purchases, during the first nine months of 1996, were as follows: $730,000 in digital electronic switching equipment, $1,125,000 in general purpose computers, $1,327,000 in cable, and $236,000 in buildings.

     Another of D & E's significant investing activities includes Marketing's investments in MCG, advances to MTT and receipts from MTT on those advances. Marketing invested $1,517,000 in MCG in the first nine months of 1996. Marketing advanced MTT an additional $1,277,000, and received $1,257,000 from MTT in the first nine months of 1996 for its advances to MTT.

     In the third quarter of 1996, $1,300,000 was deposited with the FCC to qualify Telco as a bidder in the PCS Auctions for the D, E and F Blocks of PCS Spectrum. Also contributing to the fluctuation in the investing activities was a return of investment of $1,180,000 from PCS One, Inc. to The D and E Group (owned 80% by Red Rose).

     In March 1995, Marketing acquired common stock of MCG by forgiving $633,000, of its accounts receivable from MCG.

     As of September 30, 1996, D & E had unsecured lines of credit ("LOCs") totaling $13,000,000 with two domestic banks. D & E borrowed an aggregate of $9,242,000 on these lines of credit in the first nine months of 1996 and repaid an aggregate of $6,942,000. The net proceeds of $2,300,000 were used in operations and for making a refundable deposit to participate in the auction of the D, E and F Blocks of PCS Spectrum. The outstanding amounts borrowed under these agreements at September 30, 1996 totaled $7,830,000.

     As a result of the Restructuring, Telco has negotiated amendments, effective June 7, 1996, to the financial covenants stipulated in each of the following Senior Note Agreements: 9.18% Senior Note, 7.55% Senior Note and 6.49% Senior Note. Prior to the Restructuring, the covenants contained in

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


these note agreements were calculated based upon consolidated Telco financial data, which included Red Rose and Marketing. One aspect of the Restructuring was that Telco dividended to D & E all the capital stock of these subsidiaries, leaving Telco with no subsidiaries to consolidate. The amendments changed the limit on accumulated distributions and restricted investments from $9,000,000 plus 75% of accumulated consolidated net income of Telco, to $5,000,000 plus 75% of accumulated consolidated net income of Telco. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note Agreements of Telco are guaranteed by D & E.

     D & E's ratio of total debt to total debt plus equity including preferred stock was 47.3% at September 30, 1996 compared with 47.0% at December 31, 1995.


OTHER

     In 1994, D & E constructed and installed, and now maintains, an enhanced 911 system in Lancaster County pursuant to an Agreement, which was modified on February 23, 1995, for D & E to furnish the County's 911 system with an Automatic Location Identification ("ALI") network. D & E estimates that this Agreement as modified will generate an estimated $9,500,000 of revenue over its ten-year term. The ALI system is operational and the customer data information is being loaded into the system. Most of the initial information was loaded during the third quarter of 1996. Additional information will be loaded as it becomes available. Revenues recorded on this contract since its inception have been approximately $2,452,000 of which approximately $660,000 is included in the 1996 year-to-date financial statements.

     On February 1, 1995, Telco redeemed 1,289 outstanding shares of its Series B 5 1/2% Preferred Stock at its $100 par value per share, plus accrued dividends thereon.

     On February 2, 1995, Telco and the other participating companies of MCG entered into a Project Completion Agreement with OPIC as a condition to OPIC's Finance Agreement with MTT. The Finance Agreement provides a credit facility to MTT in an amount up to $30,000,000. The Project Completion Agreement provides that Telco will guarantee payments to MTT or MCG in an amount determined by OPIC, not to exceed $3,333,000, if, in the opinion of OPIC, MTT has insufficient funds to achieve project completion or to meet its obligations as they become due and payable. Progress is continuing to be made toward Project Completion, which is defined to include certain physical completion tests and legal conditions of the facilities that MTT procures, constructs and installs and certain operational completion tests. The operations completion tests include MTT reaching a stipulated number of subscribers and reaching a certain dollar level of revenues.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     D & E is positioning itself to participate in a new generation of wireless services known as Personal Communications Services ("PCS"). In 1995, Red Rose invested $2,000,000 to acquire an 80% controlling ownership interest and along with another partner, who invested $500,000 for a 20% minority interest, formed The D and E Group, a new partnership. The D and E Group owns 9.17% of PCS One, Inc., a corporation which participated in the Federal Communications Commission auction for the C Block of PCS licenses. PCS One, Inc. was the high bidder for the license to operate in the Lancaster, Pennsylvania market having submitted a bid of approximately $17,600,000 ($13,200,000 net after the 25% entrepreneurs' discount). A 10% down payment was made with the remaining 90% of the net auction price for the license to be paid in installments, with payments of interest only at 7.0% for the first 6 years and payments of interest at 7% and principal amortized over the remaining 4 years of the 10-year license term. In June of 1996, PCS One, Inc. returned $1,180,000 of the D and E Group's initial investment.

     Telco is also pursuing its opportunities in the remaining D, E and F Block Auctions of the PCS Spectrum and, in July, filed a short-form application with the FCC. The FCC reviewed applications from Telco and others and established a list of qualified bidders. Telco made a refundable deposit of $1,300,000 on August 12, 1996 to qualify for bidding. This deposit can be applied to the down payment for any licenses Telco wins. Auction bidding commenced on August 26, 1996 and management anticipates it will be completed by December 31, 1996.

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

     On August 1, 1996 the FCC adopted an order to implement the local competition provisions of the Telecommunications Act of 1996 ("the 1996 Act"). On September 27, 1996, the U.S. Court of Appeals for the Eighth Circuit issued a temporary stay regarding certain provisions in the August 1996 FCC Order to implement the local competition provision of the Act of 1996. Hearings with respect to the issues on appeal will not take place until early 1997. Since competition in its traditional service area is anticipated at some future juncture, D & E is taking steps to improve customer service through enhanced technology, such as AIN (Advanced Intelligent Network). D & E is also actively investigating markets beyond its traditional service area where its talents and community leadership will prove advantageous.

     During September 1996, the Company announced a supplemental early retirement program to salaried and hourly employees. The maximum cost of the program, estimated to be approximately $500,000, will be determined upon the election of employees' eligible to participate in the program and will be recorded during the quarter ended December 31, 1996.

     On October 1, 1996 D & E Communcations, Inc. was listed on the National Association of Security Dealers, Inc., Automated Quotations ("NASDAQ") National Market System. The stock is listed under the symbol DECC.


FORWARD-LOOKING STATEMENTS


     This quarterly report contains certain forward-looking statements as to the future performance of D & E and its various domestic and international investments and long term contracts, including the Lancaster County 911 system, MCG, MTT, The D and E Group and PCS One, Inc. Actual results may differ as a result of factors over which D & E has no control, including but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit                    Identification
  No.                        of Exhibit                               Reference
  ---                        ----------                               ---------


27        Financial Data Schedule.                              Filed herewith.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed in the quarter ended September 30, 1996.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  D & E COMMUNICATIONS, INC.
                                         (Registrant)



Date: November 12, 1996           By: /s/ Thomas E. Morell
                                      -------------------------
                                      Thomas E. Morell
                                       Chief Financial Officer and Treasurer

                                         (On Behalf of the Registrant and
                                          as Principal Financial Officer)











UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 12, 1996.

                                INDEX TO EXHIBITS

Exhibit                    Identification
  No.                        of Exhibit                               Reference
  ---                        ----------                               ---------



27                Financial Data Schedule.                      Filed herewith.