Form 10-K
period 1996-12-31
D&E COMMUNICATIONS INC
filed 1997-03-31
CIK 1011737

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996   Commission file number   000-20709
                                                                       ---------


                           D & E Communications, Inc.
              -----------------------------------------------------
             (exact name of registrant as specified in its charter)

              Pennsylvania                               23-2837108
   ---------------------------------                 -------------------
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

124 East Main Street; P.O. Box 458
Ephrata, Pennsylvania                                    17522-0458
----------------------------------------                 ----------
(Address of principal executive offices)                 (zip code)

Registrant's Telephone Number, including area code   (717) 733-4101
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.16 per share
           -----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes X     No___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 6, 1997 (based upon the closing price of such stock as of such date) was $55,681,670.

The number of shares outstanding of the Registrant's common stock, $.16 par value, was 5,764,619 at March 6, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
(1) Portions of the Proxy Statement relative to the Registrant's 1997 Annual Meeting of the Shareholders to be held on April 29, 1997, are incorporated by reference in Part III hereof.

Total number of pages including cover page is 85.
The index to exhibits is found on sequentially numbered page 20.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

 Item 1.  Business.............................................................1

 Item 2.  Properties...........................................................7

 Item 3.  Legal Proceedings....................................................8

 Item 4.  Submission of Matters to a Vote of Security Holders..................8


                                     PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................9

 Item 6.  Selected Financial Data.............................................10

 Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................11

 Item 8.  Financial Statements and Supplementary Data.........................17

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................17


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................18

Item 11.  Executive Compensation..............................................18

Item 12.  Security Ownership of Certain Beneficial Owners and Management......18

Item 13.  Certain Relationships and Related Transactions......................18


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....19

                                     PART I


Item 1.  Business.

         (a) General Development of Business.

             D & E Communications, Inc. is a telecommunications holding company formed in June 1996, when it became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company ("Telco"). On February 28, 1996, Telco applied to the Pennsylvania Public Utility Commission ("PUC") for approval to form a holding company corporate structure ("Restructuring"). The general purpose of the Restructuring was to establish a more appropriate corporate structure for continued growth and financial strength in a competitive environment. A majority of the shareholders entitled to vote at the Annual Meeting of Shareholders held on May 9, 1996 approved the Agreement and Plan of Exchange ("Plan of Exchange"). Under the terms of the Plan of Exchange, each of the outstanding Telco common shares ($0.50 par value) was exchanged for three D & E Communications, Inc. common shares ($0.16 par value). In effect, the exchange was similar to a three-for-one split of Telco common shares. In addition, Telco declared a dividend to D & E Communications, Inc. of all of the capital stock of its subsidiaries Red Rose Communications, Inc. ("Red Rose"), (f/k/a Red Rose Systems, Inc,) and D & E Marketing Corp. ("Marketing"). D & E Communications, Inc. and its subsidiaries (hereinafter collectively referred to as "D&E") provide telecommunications services for local exchange and long distance markets and sell related systems equipment to customers in the southcentral Pennsylvania area. D&E also provides network access services for switching and transporting telephone calls. Other communication services include computer network design and installation, directory advertising, and billing and collection services.

         (b)  Financial Information About Industry Segments.

              Financial information about D&E and its subsidiaries is contained in the consolidated Financial Statements filed herewith. D&E presently engages in operations in only one industry segment, telecommunications services and equipment.

         (c)  Narrative Description of Business.

              (1) Overview. Telco, furnishes telephone service through 51,289 access lines to an estimated population of 100,000 in an area of approximately 227 square miles covering parts of Berks, Lancaster and Lebanon Counties in the Commonwealth of Pennsylvania. National and international communications services are also furnished through interconnection with the facilities of other companies.

         The area served by Telco is mostly rural and suburban in nature, with an agricultural and farming economic base. In addition, the business elements include manufacturing, distribution, retail, and service establishments. Of the 51,289 access lines serviced by D&E as of December 31, 1996, service is provided to 37,870 residential customer lines (74%) and to 13,419 business customer lines (26%).

         The principal categories of service rendered by Telco are:

         (i) Local Network Services -- consist primarily of local exchange (dial tone), local private line and public telephone services furnished to residential and business customers in Telco's franchised serving area. Revenues from this category of service contributed the following amounts and percentages of consolidated operating revenues for each of the last three fiscal years:
              1996 - $8,655,000 (19.5%); 1995 - $8,321,000 (20.4%); and
              1994 - $7,886,000 (21.4%).

         (ii) Network Access Services -- provide local exchange carriers and interexchange carriers and other regional telephone companies with the use of Telco's local network facilities that are needed for the completion of long distance calls and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues from this category of service contributed the following amounts and percentages of consolidated operating revenues for each of the last three fiscal years: 1996 - $15,843,000 (35.7%); (1995 - $15,309,000 (37.4%); and 1994 -
              $14,666,000 (39.9%).

        (iii) Long Distance Network Services -- consist of long distance calls made by residential and business customers within the Capital (southcentral) Region of Pennsylvania.

         Telco participates in cellular joint ventures with 360(degree) Communications Company, formerly known as Sprint Cellular Company ("360CC"), and Conestoga Enterprises, Inc. through its 50% interest in Lancaster Area Cellular Enterprises ("LACE") and its 15% interest in Berks and Reading Area Cellular Enterprises ("BRACE"). LACE and BRACE, in conjunction with other telecommunications companies, provide cellular telephone service in the Reading, Lancaster, York and Harrisburg metropolitan areas. Through its 33.3% interest, Telco participates with 360CC in a joint venture, the Pennsylvania RSA 12 Limited Partnership ("PA RSA 12"), which provides cellular telephone service in the Lebanon metropolitan area.

         D&E is positioning itself to participate in a new generation of wireless services known as Personal Communications Services ("PCS"). PCS is a cellular-like, digital, wireless communication system with opportunities to provide truly mobile, portable communications to an untapped business and residential market. In 1995, Red Rose became managing partner in The D and E Group, a partnership formed for the purpose of participating in PCS spectrum auctions conducted by the Federal Communications Commission ("FCC"). Red Rose made an initial capital contribution of $2,000,000 to The D and E Group, which in turn, became a minority equity investor in PCS One, Inc. ("PCS One").

         In 1994, Telco constructed and installed, and now maintains, an enhanced 911 system in Lancaster County pursuant to an Agreement, which was modified on February 23, 1995, for Telco to furnish the County's 911 system with an Automatic Location Identification ("ALI") Network. The enhanced 911system is operational since loading of the information was completed during 1996. The 911 backup system, required by the Public Safety Emergency Act of 1990, is located at Telco's Ephrata Central Office. Under the enhanced 911 system, a dispatcher will be provided with the phone number and address of the caller by sophisticated computer equipment. Telco estimates that this Agreement, as modified, will generate an estimated $9,500,000 of revenue over the 10 year term of the Agreement.

          D&E's subsidiary, Red Rose, sells, installs and maintains telecommunications equipment. In this capacity, Red Rose provides service for approximately 2,400 business customers in central and eastern Pennsylvania. In addition, it operates a retail store that specializes in communications equipment such as telephones and accessories. Red Rose doing business as D and E Long Distance ("DELD") also provides long distance telephone services on an equal access basis within the Telco service area. Revenues from this category of service contributed the following amounts and percentages of consolidated operating revenues for each of the last three fiscal years: 1996 - $10,935,000 (24.6%) 1995 - $8,666,000 (21.2%); and 1994 - $5,876,000 (16.0%).

           On February 20, 1997, the shareholders of PCS One approved the Agreement and Plan of Merger ("the Merger") as of December 12, 1996, by and between PCS One and D&E whereby PCS One merged with and into D&E. Additionally, on January 31, 1997, the Federal Communication Commission ("FCC") approved the transfer of the Lancaster C Block PCS License from PCS One to D&E pending the outcome of any reconsideration petitions that may be filed with the FCC by March 12, 1997. The Merger was completed on March 21, 1997.

           On January 15, 1997, D&E was awarded two PCS licenses in the FCC spectrum auction for the Harrisburg D Block License and the York/Hanover E Block License. D&E anticipates forming a new subsidiary in 1997 to design, construct and provide PCS services in the three markets of Lancaster, Harrisburg and York. D&E filed applications with the FCC on February 19, 1997 to purchase the two PCS licenses for a total price of $1.5 million.

         In 1995, Marketing invested in Red Rose SuperNet(TM), a partnership which offers Internet access service and related equipment to customers in southcentral Pennsylvania. Marketing owns 50% of Red Rose SuperNet(TM).

              (2) Regulatory Matters. A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. The Telecommunications Act of 1996 (the "Telecommunications Act"), signed into law by President Clinton on February 8, 1996, has enormous ramifications throughout both state and federal jurisdictions and, therefore, affects the strategic direction of D&E. While the Telecommunications Act encourages development of advanced technology in the telecommunications industry and entrance of D&E into new markets, it may also provide these same opportunities to a new set of competitors and other entrepreneurs, who have not previously been permitted to compete in Telco's markets. Development of advanced technology is expected to accelerate as competitors vie for new products and services to attract customers, thus spurring equipment manufacturers and technology vendors to explore innovative ways of bringing such products and services to market.

          In conjunction with the Telecommunications Act, state regulatory laws are also being revised. For example, local exchange carriers operating in a competitive market are now permitted to package dial tone and toll services, a product mixture formerly prohibited. The lifting of such marketing restrictions will enable D&E to compete within and beyond its existing franchise territory on equal footing with new market entrants and with more regulatory freedom than traditional local exchange carriers currently possess.

         The Telecommunications Act also removes entry barriers such as cross-ownership rules, into other industry segments. The immediate absence of cross-ownership rules, which formerly prohibited a cable television company and telephone company owned by the same entity from offering services in the franchise territory, could encourage mergers and marketing opportunities throughout the nation. Therefore, the competitive profile of incumbent local exchange carriers may change. D&E continues to analyze the merits of entering such new markets, while focusing on continuing to strengthen its franchise territory.

         The Telecommunications Act may also provide long distance carriers, such as AT&T Communications ("AT&T"), MCI, Sprint and Regional Bell Operating Companies ("RBOCs"), such as Bell Atlantic and NYNEX, the opportunity to compete in Telco's traditional service area. The foregoing competitors may have substantially more resources than D&E. However, Telco is initially afforded some protection through the Telecommunications Act's rural exemption clauses which specifically prohibit competitive local exchange carriers from offering service to Telco's customers until the state public utility commission determines that a bona fide request from a competitor would not be unduly economically burdensome, technically infeasible and is not inconsistent with universal service principles.

         (i) Federal. Telco's furnishing of interstate network access services and certain related matters are subject to regulation by the FCC, Washington, D.C. Interstate network access services are transmission and switching services provided by local telephone companies at each end of a long distance telephone call. These services provide connections from end-users (telephone subscribers) to the long distance networks of companies such as AT&T, MCI, Sprint and others. Interstate network access revenues have contributed the following percentages of consolidated operating revenues for each of the three prior years, 21.2% in 1996, 22.6% in 1995, and 23.6% in 1994.

         Telco earns its interstate revenues based upon its own traffic sensitive tariffed rates and the carrier common line settlement pools administered by the National Exchange Carrier Association Inc. ("NECA"), Whippany, NJ. NECA comprises approximately 1,252 local telephone companies in the United States -- both large and small. Established at the direction of the FCC, NECA prepares and files uniform interstate access charge tariffs on behalf of NECA member companies and collects data from member companies upon which it bases its redistribution of revenues to the member companies. Telco bills access charges to both interexchange carriers and end user customers at uniform rates specified in NECA tariffs, reports the demand unit data to NECA, and receives compensation from NECA based upon FCC approved settlement formulas. NECA settlements represent Telco's portion of pooled revenues designed to recover the costs of providing interstate access services, plus an authorized return on investment. Telco received approval from the FCC to withdraw from the NECA Traffic Sensitive Pool and apply its own tariff rates effective July 1, 1994. The total compensation received from NECA amounted to $1,087,000 in 1996, $1,142,000 in 1995, and $467,000 in 1994. A major reason for the increase in 1995 and 1996 as compared to 1994 is Telco's withdrawal from the NECA Traffic Sensitive Pool. Telco's tariff was filed for the period July 1, 1994 to June 30, 1995. Upon the expiration of this tariff on June 30, 1995, Telco applied for new tariff rates which were approved by the FCC and are effective for the period July 1, 1995 through June 30, 1997. Telco elected to rejoin NECA's Traffic Sensitive Pool and effective July 1, 1997, will revise its traffic-sensitive access rates and apply the rates from the NECA Interstate Access Tariff. Telco anticipates a decline of approximately $900,000 during 1997 in interstate access revenue derived from interstate pool settlements. The interstate revenues that will be generated through participating in NECA access rates and settlements are more favorable than if Telco established rates based on its costs.

         Pursuant to recently adopted rules, the FCC prescribes the rate of return on the interstate access services furnished by NECA member companies, including Telco. Through such rules, the FCC permits Telco to earn up to 11.25% return on its investment in property, plant and equipment used to furnish interstate access service. This rate of return serves as a benchmark for regulation of the interstate access services provided by NECA member companies. The FCC has also adopted rate of return enforcement rules, which require telephone companies to target their rates to produce the prescribed return and to refund, to NECA, earnings in excess of their allowable return.

         In June 1994, D&E, through its subsidiary, Red Rose, was granted FCC approval for its long distance toll reseller, D and E Long Distance. Other aspects of D&E's interstate operations are also generally subject to the jurisdiction of the FCC. This federal agency has established and currently enforces regulations governing the operations of, and services furnished by, telecommunications companies.

         (ii) State. D&E's furnishing of local and intrastate services is subject to regulation by the Public Utility Commission, Harrisburg, Pennsylvania ("PUC"). The majority of services provided by D&E are considered to be local or intrastate in nature, and are therefore subject to PUC regulation. These services include local network services, intrastate network access services, regional and long distance toll services, and other miscellaneous services. Local and intrastate regulated operations have contributed between 55.4% and 59.9% of D&E's consolidated operating revenues during each of the last three fiscal years.

         The rates which Telco charges for toll and access are contained in the tariffs issued by the Pennsylvania Telephone Association ("PTA") -- a trade association of the state's approximately 37 telephone companies. Telco uses the PTA toll and access tariffs for rates and rules governing the provision of intrastate access services furnished to interexchange carriers and for regional long distance (including WATS/800) services provided to end-users.

         The PUC also has established rules pertaining to all jurisdictional public utilities generally, and to telephone companies specifically, which are applicable to D&E. The following list provides examples of the primary areas in which the PUC has established rules which affect D&E:

                  -   Certificates of public convenience.
                  -   Rates and rate making.
                  -   Standards of service and facilities; service outages.
                  -   Billing practices for residential customers.
                  -   Accounting and budgetary matters.
                  -   Registration of securities and obligations.
                  -   Relations with affiliated interests.
                  -   Tariffs for fixed service utilities.
                  -   Confidentiality of customer information.
                  -   Violations and penalties.

         66 Pa. C.S. (sections) 3001 - 3009 (also known as Chapter 30), enacted on July 8, 1993, allows local exchange carriers to petition the PUC for an alternative form of regulation other than traditional rate base/rate of return. In its petition, the local exchange carrier must define and commit to a network modernization plan promising 100% conversion of its interoffice and distribution telecommunications network to broadband capability by December 31, 2015. The petition also allows the local exchange carrier to propose services that are deemed competitive for deregulation. Local exchange carriers who do not file a petition and network plan by July 8, 1998, will be subject to a Show Cause order, which is an order requiring the local exchange carrier to show good reason why it should not be required to file a petition. D&E is currently formulating its strategy in this area.

              (3) Significant Customers. There are no significant end-users (telephone subscribers), the loss of whom would have a material adverse effect on D&E. AT&T, however, is D&E's most significant customer in terms of total revenue received from a single entity. During each of the last three fiscal years, AT&T purchased network access services, billing and collection services, and marketing and sales-referral services from D&E which, in 1996, 1995 and 1994, produced $5,193,000, $5,412,000 and $6,325,000, respectively, in annual revenues, or approximately 11.7%, 13.2% and 17.2%, respectively, of total consolidated operating revenues.

         Although D&E's revenue stream relies heavily upon services furnished to AT&T, it is not likely that a significant portion of AT&T revenues is in jeopardy of being lost for the following reasons:

                  D&E provides network access services within its franchised service area to interexchange carriers such as AT&T, MCI, Sprint and others who use D&E's switching and transmission facilities for the completion of long distance calls. Certain long distance carriers have occasionally (I) limited the use of D&E's facilities by converting the use of service from switched access service to special access service ("Service Bypass"), or (ii) bypassed the use of D&E's facilities entirely ("Facility Bypass"), both of which result in less revenue. D&E does not expect its business to be significantly affected by either Service Bypass or Facility Bypass within the immediate future. Such bypass normally occurs in metropolitan areas in which a significant customer represents a large portion of business. D&E's serving area is predominantly rural and suburban in nature and constitutes a diverse customer mix.

                  To the extent that AT&T loses market share to other long distance companies, D&E should receive approximately the same revenue from any other long distance carrier competing with AT&T.

         Although AT&T has previously objected to D&E's network access service rates, D&E and AT&T have negotiated such rates, which have been approved by the PUC and the FCC. D&E believes that its relations with AT&T are good, and fully expects to continue doing business with AT&T, even though the volume of services furnished to AT&T is declining. D&E does not expect its business to be significantly affected by either Service Bypass or Facility Bypass within the immediate future. Based on two year data in the period from 1994 to 1996, access lines are growing at an average annual rate of 4.2%, while AT&T minutes of use are declining at an average annual rate of 2.7%. A portion of AT&T's decline in D&E's franchised area since 1994 can be attributed to DELD which began its operations as a long distance toll reseller in June 1994.

              (4) Competition. On December 15, 1995, the PUC ordered an implementation schedule for intraLATA toll presubscription which takes affect for Telco on December 31, 1997. Regional, or "intraLATA" toll, presubscription enables consumers to designate a carrier of their choice for all direct-dialed toll calls made within the same Local Access Transport Area ("LATA"). Currently , all direct-dialed intraLATA toll calls are handled by the local exchange carrier. IntraLATA presubscription will require Telco to open its exclusive direct-dial regional market to long distance competitors, i.e., interexchange carriers and toll resellers, in the same manner interLATA and interstate toll calls are offered by a variety of long distance companies today. To the extent that these competitors are able to gain a significant market share of Telco's intraLATA toll or a significant portion of service of Telco's franchise territory, such loss would have a material adverse effect on the Company's operations and financial condition. However, some portion of this loss may be recouped from the increased volume of access required by the long distance companies.

         Another form of emerging competition will affect the local exchange market via competitive local exchange carriers ("CLECs") who provide consumers an alternative to the local telephone company for any and all telecommunications services. In order to compete with local exchange carriers, CLECs must receive PUC approval. D&E realizes the potential threat to its own rural and suburban franchise territory could occur within the next several years as CLECs extend their applications into territories currently protected under the rural exemption clauses of the Telecommunications Act. At present, however, Telco is protected under such rural exemption clauses and, therefore, does not have any such competition.

         Another significant service provided by Telco, which had traditionally been non-competitive, is network access services provided to long distance companies and other telephone companies within the local region. Competitive access service providers, which are capable of originating and/or terminating calls without the use of the local telephone company's plant, are beginning to compete with telephone companies in providing network access service in major metropolitan areas. However, D&E does not expect its business to be significantly affected by competitive access service providers because D&E has a diverse customer mix which D&E services with competitive pricing.

         Various other services had been historically provided exclusively by Telco, but in recent years such markets were opened to the forces of competition by other suppliers. Examples include directory publishing and billing and collection services. In furnishing such services, the federal and state regulatory agencies exercise a lessened form of regulation, i.e., tariffs showing rates and rules governing the furnishing of some of these services are no longer required. However, the revenues, expenses and investments associated with these operations are still a part of the PUC's rate making formula in the determination of basic local service rates and are reflected as such in Telco's operations. To compete in open markets, D&E utilizes a combination of media, such as local newspaper, radio and television advertising, to highlight D&E's competitive service and pricing differences in order to attract customers to D&E's products and services.

         D&E participates in cellular joint ventures with Conestoga Enterprises, Inc. and 360CC, which is licensed by the FCC. These carriers compete with wireless cellular service providers in the respective metropolitan areas in which they are licensed to serve. Personal Communication Services ("PCS") also constitutes a potential source of competition. PCS consists of wireless portable telephone services which allow customers to place and receive calls, as well as send data transmissions, from any location thereby competing with pay phone and cellular phone services. Red Rose also faces competition in its DELD long distance telephone service which competes against other long distance carriers such as AT&T, Sprint, MCI and others.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. On February 28, 1994, the government of Hungary awarded a concession to the Monor Telephone Company ("MTT"), a Hungarian corporation, to provide local exchange telecommunications service for a period of twenty-five years in the Monor Region of Hungary. The Monor Communications Group, Inc. ("MCG"), a Nebraska corporation, presently owns 88.7% of MTT. Marketing has invested $6,662,000 in MCG since December 1993, resulting in 16.5% ownership of MCG. The Hungarian concession provides that MTT will have the exclusive right to design, construct and operate this telecommunications network beginning in 1994 for an eight-year period. The Monor Region is a 750 square mile area with a population of 240,000 people and is adjacent to the southeast side of Budapest. MTT provides over 55,000 lines of telephone service and additionally, provides service to over 14,000 cable television customers.




Item 2.  Properties.

         (a) Land and Buildings. D&E's corporate headquarters is in a multi-purpose six-story building, the Brossman Business Complex ("BBC"), located at 124 East Main Street, Ephrata, Pennsylvania. It consists of approximately 85,900 square feet of floor space. The first and second floors are occupied by a movie/live theater and a restaurant. The third and fourth floors are leased as office space and conference rooms. The fifth and sixth floors are currently occupied by D&E employees and executive officers.

         D&E's main central office switch is located at 130 East Main Street, Ephrata, Pennsylvania. This building consists of approximately 19,600 square feet and contains administrative offices and central office switching equipment serving customers in the Adamstown, Denver, Akron and Ephrata exchanges.

         In addition, D&E owns eighteen (18) other building facilities, containing a total floor space area of 121,200 square feet, located in various communities throughout D&E's service area. These buildings serve a variety of functions including: exchange central offices, remote switching units, plant operations center, materials storage, engineering and planning, vehicle maintenance, retail store, a parking garage and a communications tower site.

         (b) Network Plant Facilities. D&E owns and operates a network of switching and transmission facilities which are used to provide local, nationwide and international telecommunications services to its customers. This network also provides for advanced custom calling services and customer local area signaling services ("CLASS") and is positioned to provide broadband services in the future.

         The switching facilities consist primarily of digital electronic switching equipment housed in D&E-owned buildings situated at various locations within the service area. The 100% fully digital switching technology used by D&E is manufactured by Northern Telecom, Inc. Two host DMS-100 switches are located in Ephrata and Lititz; ten remote switching centers or remote line modules are located in buildings or controlled environmental vaults at Adamstown, Akron, Brickerville, Denver, Durlach, Elstonville, Lincoln, Manheim, Reinholds, and Turnpike 21. Other smaller remote dial tone units, such as access nodes and digital loop carrier equipment, are contained in weather-proof housings scattered throughout the territory. D&E has also invested in Signaling System 7 ("SS7") Signaling Transfer Point equipment, SS7 Signaling Control Point equipment and an Advanced Intelligent Network ("AIN") Service BuilderTM software which are used to provide AIN services. In addition, this equipment permits D&E to be a node in the Illuminet telephone network through which other telecommunications companies can obtain access to the national SS7 network.

         Transmission facilities, sometimes referred to as "outside plant," consist of cables, wires, terminals and the necessary supporting structures (poles, conduits, manholes, etc.). The cable plant in service contains mostly metallic copper conductors and is installed in one of the following methods: aerial construction on poles, underground in conduit, or directly buried in the earth. The "outside plant," or "local loop" facilities, connect each end user (telephone subscriber) with one of D&E's switching units, which in turn are interconnected with other exchange central offices or the facilities of long distance companies such as AT&T, MCI, Sprint and others.

         In 1994, D&E completed a four-year fiber optic ring project. Approximately 431,000 feet of fiber optic cable was installed in order to create three "self healing" fiber optic rings. This self healing ring technology provides an uninterruptable communications link to each of D&E's switching centers and larger digital remote units, thus protecting D&E's customers from any service outage caused by a break in any major fiber optic cable.

Item 3.  Legal Proceedings.

         D&E is involved in various legal proceedings arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on D&E's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the shareholders during the fourth quarter of 1996.

                                     PART II


Item 5.  Market for Registrant's Common Equity and  Related Stockholder Matters.

         The common stock of D & E Communications, Inc, has traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol DECC since October 1, 1996. Previously it was traded on the over-the-counter market. The table below sets forth the high and low bid prices of D&E's common stock during each of the periods indicated, as reported and summarized in the "Pink Sheets," published by the National Quotation Bureau prior to October 1, 1996. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. After October 1, 1996, the bid prices were available daily on the NASDAQ National Market.

                              1995       Low Bid     High Bid

                          1st Quarter     $23.67      $24.83
                          2nd Quarter     $24.00      $24.83
                          3rd Quarter     $24.33      $24.75
                          4th Quarter     $23.67      $25.17

                              1996       Low Bid     High Bid

                          1st Quarter     $17.83      $23.92
                          2nd Quarter     $19.67      $19.83
                          3rd Quarter     $20.00      $24.75
                          4th Quarter     $23.50      $24.75

         The amounts shown above reflect the three-for-one share exchange which occurred when D&E became the holding company of the Denver and Ephrata Telephone and Telegraph Company. The approximate number of holders of common stock of D&E, based upon the records maintained by D&E, as of December 31, 1996, was 910.

         Cash dividends have been declared quarterly on D&E's common stock during the two most recent fiscal years in the annual amount of $0.39 and $0.36 per share, respectively. Dividends are paid as and when declared by D&E's Board of Directors and in accordance with restrictions set forth in covenants contained in Telco's debt agreements. For further discussion of such restrictions, see Note 7 to the financial statements.

         For further discussion of D&E's intended use of any cash reserves available to it, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

         The following table sets forth selected consolidated summary financial information as of December 31, and for each of the last five fiscal years ended December 31, 1996. Certain amounts have been reclassified for comparative purposes.

                 FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA
              (dollars in thousands, except per-share amounts) (1)

                                            1996      1995      1994      1993      1992
                                          -------   -------   -------   -------   -------

Income Statement Data
         Operating Revenues ...........   $44,396   $40,907   $36,777   $32,626   $29,421
         Net Income ...................   $ 3,910   $ 3,343   $ 3,244   $ 3,374   $ 2,296

Balance Sheet Data
         Total Assets .................   $91,556   $88,521   $85,175   $78,246   $66,337
         Long-Term Debt ...............   $24,888   $26,137   $26,512   $26,269   $21,064
         Redeemable Preferred Stock (2)   $    --   $    --   $   129   $    --   $    --

Per-Share Information
         Earnings Per Common
           Share (3) ..................   $0.68     $0.59     $0.57     $0.59     $0.40
         Cash Dividends Declared
           Per Common Share (3) .......   $0.39     $0.36     $0.35     $0.33     $0.30


(1) The selected financial data for fiscal years 1995 through 1992 are for Denver and Ephrata Telephone and Telegraph Company ("Telco"), which is now a subsidiary of D & E Communications, Inc. D & E Communications, Inc., and its subsidiaries are referred to as ("D&E").

(2) The 1,289 outstanding shares of Telco's Series B 5 1/2% Preferred Stock were redeemed on February 1, 1995, at $100 par value per share plus accrued dividends.

(3) The per-share data is based upon the weighted average common shares out-standing and reflects the ten-for-one stock split effective June 30, 1992, and a three-for-one share exchange effective June 7, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Fiscal Years 1996, 1995 and 1994

On June 7, 1996, D & E Communications, Inc. became the parent company of Denver and Ephrata Telephone and Telegraph Company pursuant to the terms of the Agreement and Plan of Exchange (the Plan of Exchange), whereby each of the outstanding Telco common shares, par value $.50, was exchanged for three D&E common shares, par value $.16 (the D&E Share Exchange). In its effect, the D&E Share Exchange was similar to a three-for-one split of Telco common shares. For comparative purposes, all information related to D&E common shares and per-share amounts for all periods presented have been restated to reflect the D&E Share Exchange. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. The following should be read in conjunction with D&E's financial statements.


RESULTS OF OPERATIONS

Net Income

         Net income for 1996 was $3,910,000, 17.0% more than 1995 net income of $3,343,000. The 1995 net income represented a 3.1% increase from the net income of $3,244,000 for 1994. The 1996 increase in net income was primarily due to an increase in the equity in net income from affiliates of $1,196,000 associated with D&E's Hungarian investment. The 1995 increase in net income was primarily due to an increase in operating income offset by a decrease of $1,077,000 in equity in net income of affiliates associated with D&E's Hungarian investment.

Operating Revenues

         Total consolidated operating revenues for 1996 were $44,396,000, an increase of $3,489,000, or 8.5%, over 1995. Total operating revenues for 1995 were $40,907,000, an increase of 4,130,000, or 11.2%, over 1994 operating revenues of $36,777,000. Approximately two-thirds of the revenue growth in 1996 and 1995 was derived from non-regulated sources, while revenues from regulated telephone activities also increased.

         Local network services revenues are generated by Telco providing local exchange, local private line, and public telephone services. Local network services revenues increased $334,000, or 4.0%, in 1996 and $435,000, or 5.5%, in 1995. The 1996 increase was primarily due to an increase in the number of access lines, local private line revenues and custom calling features implemented in mid-1995. These increases were offset by a decline in revenue related to the one-time revenues recorded in 1995 to load customer records in the Automatic Location Identification (ALI) network used by Lancaster County's 911 Center. The 1995 increase was primarily due to growth in the number of access lines, an increase in revenue from local private line and custom calling features, and revenue from the loading of customer records into the ALI network. Access lines in service at December 31, 1996, increased 5.0% compared to December 31, 1995. This gain in access lines accounted for approximately $266,000 of the increase in local network revenues. The increase of $66,000 in local private line revenues was primarily due to one-time revenues recorded to set up several new local private line customers. In 1996, revenue increased $119,000 from custom calling features, primarily Caller ID Deluxe, implemented in 1995. The loading of customer records into the ALI network accounted for $100,000 of the increase in 1995 over 1994. There was also a $105,000 increase in revenue in 1995 over 1994 from new custom calling features.

         Network access services revenues are received from Telco's subscribers, from local exchange carriers (LECs) and interexchange carriers (IXCs) for their use of local exchange facilities in providing long distance services to their customers, and from settlement pools administered by the National Exchange Carrier Association, Inc. (NECA). Revenues in this category increased $533,000, or 3.5%, in 1996 and $643,000, or 4.4%, in 1995. The
increase in 1996 was primarily due to an increase of $406,000 from the intrastate minutes of use and increases in the number of access lines and special access circuits. The increase in 1995 was primarily due to a growth in access lines, the exit from the NECA Traffic Sensitive Pool, an increase in the NECA Carrier Common Line Pool rates, increased trunk installations for IXCs and Telco's share of settlements from NECA for the 1991-1992 monitoring period. The increases amounted to approximately $1,257,000 and were partially offset by lower interstate traffic-sensitive rates. These rates, which were filed with the Federal Communications Commission (FCC), independent of the NECA Traffic Sensitive Pool rates, accounted for a decline in revenues of approximately $735,000.

         During the third quarter of 1996, Telco exceeded 50,000 access lines. Therefore, on July 1, 1997, when the current traffic-sensitive access rates expire under the FCC Small Company Incentive regulation, Telco will be required to follow another method of determining these rates. Accordingly, in December 1996, Telco elected to rejoin NECA's Traffic Sensitive Pool and effective July 1, 1997, will revise its traffic-sensitive access rates and apply the rates from the NECA Interstate Access Tariff. Telco anticipates a decline of approximately $900,000 during 1997 in interstate access revenue derived from interstate pool settlements. The interstate revenues that will be generated through participating in NECA access rates and settlements are more favorable than if Telco established rates based on its costs.

         Long distance network services revenues are received from long distance calls made by residential and business customers within the Capital (southcentral) Region of Pennsylvania. Long distance network services revenues increased by $158,000, or 3.9%, in 1996 and decreased by $225,000, or 5.3%, in 1995. The 1996 increase was related to an increase of 4.0%, in the long distance minutes of use. The 1995 decline was primarily due to a 1994 adjustment to accrue unbilled long distance revenues.

         Directory advertising revenues in 1996 increased $269,000, or 10.1%, compared to a $523,000, or 24.4%, increase in 1995. The 1996 increase was primarily due to a rate increase in local billings of 6.0% and a 12.7% increase in other Donnelley billings. The increase in 1995 was primarily due to a $229,00 settlement adjustment of 1993 revenues made in 1994. Also, in 1995 there was a 4.0% increase in advertising rates and a 3.5% increase in the number of local and regional advertisers.

         Sales & services revenues include revenues from Red Rose Communications, Inc. (Red Rose), which are generated primarily by the following services: sales and service of business telephone systems and communications products; revenues from premise work; and revenues from the long distance calling service, D and E Long Distance (DELD), which began in 1994. Revenues from Red Rose grew $1,778,000, or 20.9%, in 1996 and $2,345,000, or 38.0%, in
1995. The increase in both years was primarily due to increases in business telephone system sales and revenues from DELD. Additionally, both years experienced an increase from the prior year in revenue related to the construction of a fiber optic facility that was completed in 1996.

         Miscellaneous revenues include amounts earned from billing and collection services (B&C) provided to IXCs, pole attachment rentals, the rental of real estate facilities, services provided to Lancaster County in implementing and maintaining the 911 Center at Telco's Manheim Central Office and other miscellaneous services. Miscellaneous revenues decreased $75,000, or 3.9%, in 1996 and decreased $35,000, or 1.8%, in 1995. The 1996 decrease was primarily due to the decrease in the 911 implementation revenues, which was partially offset by 911 ongoing maintenance revenues. The 1995 decrease was related to a decrease in 911 implementation revenues and a decrease in B&C revenue. The 1995 decrease was partially offset by an increase in revenues received from the rental of real estate facilities.

Operating Expenses

         Total consolidated operating expenses for 1996 were $35,998,000, an increase of $3,542,000, or 10.9%, over 1995. Total operating expenses for 1995 were $32,456,000, an increase of $2,902,000, or 9.8%, over 1994 operating expenses of $29,554,000.

         Network operations expenses are incurred in maintaining Telco's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, videoconferencing and other materials and supplies. Expenses in this category increased $168,000, or 2.9%, in 1996 and decreased $325,000, or 5.3%, in 1995.
The 1996 increase was primarily due to increased wages and benefits. The 1995 decrease was primarily due to a decline in maintenance costs of land and buildings, as well as engineering expenses.

         Depreciation expense increased $490,000, or 7.2%, in 1996 and $444,000, or 7.0%, in 1995. The increase in both years was primarily attributable to an increase in telephone plant in service and, based on a depreciation analysis, new depreciation rates which became effective early in the year.

         Customer services expense in 1996 increased $11,000, or 0.7%, primarily due to increased wages and benefits offset by decreases in certain mailing costs. Customer service expenses in 1995 increased $131,000, or 8.4% primarily due to an increase in postage and supplies expense combined with an increase in wages and benefits.

         Financial and administrative services expense increased $736,000, or 15.8%, in 1996 and $565,000, or 13.8%, in 1995. The 1996 increase was primarily due to an increase in wages and benefits, a one-time charge of $354,000 for an early retirement program implemented during the fourth quarter and the costs to list D&E's stock on the NASDAQ National Market. The 1995 increase was primarily due to an increase in wages and benefits, along with technical support costs associated with new database software purchased in 1995.

         Directory advertising increased $153,000, or 9.1%, in 1996 and increased $276,000, or 19.6%, in 1995. Increases in both years were related to increased size and costs to publish the telephone directory. The increase in 1995 was primarily due to a $144,000 settlement adjustment of 1993 expenses made in 1994.

         Operating taxes, other than income taxes, primarily consists of real estate taxes, gross receipts tax, public utility realty tax (PURTA), and capital stock tax. Operating taxes increased $43,000, or 3.0%, in 1996 over 1995 and $70,000, or 5.1%, in 1995 over 1994.

         Costs of products sold consist primarily of the material costs of equipment sales. These costs increased $1,329,000, or 36.2%, in 1996 and $995,000, or 37.3%, in 1995. The increase in both years was principally due to an increase in material purchased for resale related to higher telephone system sales volumes and expenses associated with the construction of a fiber optic facility.

         Other expenses include all operating expenses incurred by Red Rose and D & E Marketing Corp. (Marketing) in the course of their business activities, excluding material costs, and operating taxes other than income taxes. These expenses increased $646,000, or 13.5%, in 1996 and $803,000, or 20.1%, in 1995.
The 1996 increase was principally attributable to the following: increased Personal Communications Services (PCS) development expense (PCS is a new generation of wireless services), wages and commissions resulting from higher sales, and costs associated with the acquisition of Com Tech Technical Services late in 1996. The 1995 increase was principally attributable to an increase in the direct costs associated with providing the long distance calling service, DELD, which began in June 1994, and an increase in sales commissions resulting from an increase in sales. Also contributing to the 1995 increase were expenses associated with the start-up of Internet access services.

Operating Income

         Operating income for 1996 was $8,399,000, or $53,000 lower than 1995. Operating income in 1995 was $8,452,000, an increase of $1,228,000 over 1994 operating income of $7,224,000.

Other Income (Expense)

         Other income (expense) for 1996 was $1,826,000 in net expenses, a decrease of $1,050,000 from 1995. This decrease was primarily related to a decline of $590,000 in the equity in net loss of Monor Communications Group
(MCG) and an increase in equity in net income of three cellular partnerships of $468,000. The 1995 increase was related to an increase in the equity in net loss of affiliates of $1,077,000, primarily due to the equity in net loss of $1,460,000 of MCG. MCG owns 88.7% of Monor Telephone Company (MTT), which operates a telephone company in Hungary. Marketing owns 16.5% of MCG. The net loss reported by MCG is directly related to the losses of MTT. These result mainly from interest expense and foreign currency translation and exchange losses. The foreign currency losses relate to the use by MTT of the Hungarian forint (HUF) as the functional currency for accounting purposes. The predominant portion of the debt of MTT is a $30 million U.S. dollar-denominated loan from the Overseas Private Investment Corporation (OPIC). Translation losses of $4,972,000 in 1996 and $4,950,000 in 1995 were taken to reflect the devaluation of the HUF relative to the U.S. dollar, which was approximately 18% in 1996 and 24% in 1995. Marketing's portion of this expense was approximately $724,000 and $650,000, respectively. See Note 5 to the Financial Statements. The MTT business plan reflects ongoing HUF/U.S. dollar-devaluation. These losses are expected to be countered by MTT's ability to raise rates to customers in order to repay the OPIC loan with devalued HUFs. The telecommunications rate regulation in Hungary permits MTT to make certain inflation adjustments based upon the Producer Price Index (PPI) and, in fact, MTT raised rates approximately 10% in July of 1995, 25% in January of 1996, and 23% in January 1997. Therefore, management believes the cost of foreign currency hedging is not currently warranted. The Hungarian government has been increasingly receptive to the conversion of HUFs to U.S. dollars, and MTT has not experienced, and does not expect to experience, any difficulties in making the necessary currency conversions.

         In 1996, compared with 1995, interest expense increased primarily as a result of increased short-term borrowings. Management anticipates that this trend will continue in 1997, with increased borrowing for capital expansion.

Minority Interest

         The 20% minority partner's interest in The D and E Group was recorded for the first time in 1996. See "Majority-Owned Subsidiary" in Note 5 to the Financial Statements.

Income Taxes

         The federal and state income taxes increased $501,000, or 23.1%, in 1996 and decreased $37,000, or 1.7%, in 1995. The increase in 1996 was primarily due to the increase in pre-tax income. The decrease in 1995 was primarily due to a decrease in the state tax rate from 11.99% in 1994 to 9.99% in 1995. The effective tax rates were 40.1%, 38.9% and 39.9% for 1996, 1995 and 1994, respectively.

Effects of Inflation

         It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources

         D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and business development. Telco implemented an Employee Stock Purchase Plan in the second quarter of 1994 and a Dividend Reinvestment Plan in the fourth quarter of 1994 to raise additional capital to support operating requirements. D&E expects that presently foreseeable capital requirements for its existing business will be financed primarily through internally-generated funds and additional long-term debt. Additional short- or long-term debt or equity financing may be needed to fund new business development activities and to enhance D&E's capital structure within management's guidelines. See Note 15 to the Financial Statements.

         D&E's primary source of funds in 1996 and 1995 was cash generated from operating activities. Net cash provided by operating activities was $8,061,000 in 1996 and $13,466,000 in 1995. The change resulted from a reduction of accounts payable to Northern Telecom of $1,889,000 for equipment purchases and an increase in receivables in the form of a short-term note from PCS One, Inc. (PCS One) for $1,559,000 related to its merger into D&E. See Note 14 to the Financial Statements.

         As of December 31, 1996, D&E had unsecured lines of credit totaling $13,000,000 with two domestic banks. The outstanding amounts borrowed under these agreements at the end of the year totaled $7,140,000. D&E borrowed a net of $1,610,000 on these lines of credit in 1996 and repaid a net of $1,270,000 in 1995. A portion of these funds, in both years, was used to invest in and provide working capital to telephone operations in Hungary, as well as to provide additional working capital for D&E. For example, in 1996 D&E deposited $1,300,000 with the FCC to participate in the FCC's Auction of the D, E, and F blocks of the PCS spectrum, the bands on which a new generation of wireless communication service will be offered. Previously, in 1995, $2,000,000 was invested in The D and E Group, a partnership formed for the purpose of participating in the FCC's auction of the C Block of broadband PCS spectrum.

         Maturities of long-term debt over the next five years are $1,220,000 for 1997, $1,063,000 annually 1998 through 2000, and $973,000 in 2001. D&E believes it will have adequate resources to meet these obligations as they become payable.

         As a result of the restructuring associated with the D&E Share Exchange, Telco negotiated amendments, effective June 7, 1996, to the financial covenants stipulated in each of its three Senior Note Agreements. Prior to such restructuring, the covenants contained in these notes were calculated based upon consolidated Telco financial data, which included Red Rose and Marketing. In connection with such restructuring, Telco transferred all capital stock of these subsidiaries to D&E. The amendments changed the limit on accumulated distributions and restricted investments from $9,000,000 plus 75% of accumulated consolidated net income of Telco, to $5,000,000 plus 75% of accumulated consolidated net income of Telco. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note agreements of Telco are guaranteed by D&E.

         D&E's most significant investing activities were additions to property, plant and equipment. D&E invested $6,349,000 in 1996, compared to $7,864,000 in 1995, for additions to property, plant and equipment. Capital investment decreased $1,516,000, or 19.3%, in 1996 and increased $387,000, or 5.2%, in
1995. During 1996, D&E invested $2,309,000 in digital electronic switching equipment, $2,054,000 in poles and cable, $887,000 in general purpose computers and software, and $286,000 in remote digital circuit equipment. Management anticipates there will be approximately $15 million of capital expenditures in 1997 with the increase primarily related to the implementation of a PCS network. Funds for these expenditures will come from internally-generated sources, from D&E's revolving lines of credit and, for PCS development, from additional debt financing negotiated subsequent to December 31, 1996. Under the anticipated additional debt financing, two local banks together will lend up to a total of $10,000,000 at the prime interest rate or at alternative LIBOR rates. See Note 15 to the Financial Statements.

         Another of D&E's significant investing activities includes Marketing's advances to MCG and MTT, net of receipts on those advances. Marketing received $1,606,000 from MTT in 1996 for advances to MTT. Marketing invested $1,507,000 in MCG in 1996. Marketing anticipates that the amount it costs to provide MTT with technical expertise will be repaid by MTT on a regular basis.

         In March 1995, Marketing acquired common stock of MCG by forgiving $633,000 of its accounts receivable from MCG.

         D&E's ratio of total debt to total debt plus capital declined to 46.3% at December 31, 1996, compared to 47.0% at December 31, 1995.

         For further information regarding the interest rates on the unsecured lines of credit and the long-term debt, and for current maturities of long-term debt during the next five years, see Note 7 to the Financial Statements.

OTHER

         On February 2, 1995, Telco and the other investors in MCG entered into a Project Completion Agreement with OPIC as a condition to OPIC's Finance Agreement with MTT. The Finance Agreement provides a credit facility to MTT in an amount up to $30,000,000. The Project Completion Agreement provides that Telco will guarantee payments to MTT or MCG in an amount determined by OPIC, not to exceed $3,333,000, if, in the opinion of OPIC, MTT has insufficient funds to achieve project completion or to meet its obligations as they become due and payable. Progress is continuing to be made toward Project Completion which is defined to include certain physical completion tests and legal conditions of the facilities that MTT procures, constructs and installs and certain operational completion tests. The operations completion tests include MTT reaching a stipulated number of subscribers and reaching a certain dollar level of revenues.

         On November 4, 1996, D&E acquired substantially all of the assets and liabilities of Com Tech Technical Services, a computer hardware and software reseller specializing in Local Area Network installation and maintenance, for $580,000, consisting of 22,536 D&E common shares. On November 4, 1996, 1,128 of such D&E common shares were delivered, and the remaining 21,408 were delivered on January 6, 1997. All such shares are unregistered, although certain registration rights were granted to the holders thereof.

         During December 1996, D&E recorded an expense of $354,000 for the costs of an early retirement program. Annual labor savings of $366,000 are anticipated as a result of implementing this program.

         During 1997, D&E entered into commitments with an equipment manufacturer to purchase up to $8 million of equipment for the PCS switch and network facilities.

         D&E is negotiating a $10 million financing arrangement with two local banks to obtain additional funds for the development and construction of the PCS network. Terms of the agreements are being negotiated and final approval is expected by April 1997.

         D&E expects to establish a $3 million line of credit with a local bank. D&E anticipates that this line of credit will be available for additional general business use.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. D&E is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

FORWARD-LOOKING STATEMENTS

         This annual report contains certain forward-looking statements as to the future performance of D&E and its various domestic and international investments, the effects of inflation and long-term contracts, including the Lancaster County 911 system, MCG, MTT, The D and E Group, and PCS One, Inc. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to regulatory changes and factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Item 8.  Financial Statements and Supplementary Data.

         Information called for by this Item is set forth on pages F-1 through F-14. See Index to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required under this Item is incorporated by reference from the material captioned "Management and Directors" in D&E's definitive proxy statement to be filed.


Item 11. Executive Compensation.

         The information required under this Item is incorporated by reference from the material captioned "Executive Compensation" in D&E's definitive proxy statement to be filed.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required under this Item is incorporated by reference from the material captioned "Security Ownership of Certain Beneficial Owners and Management" in D&E's definitive proxy statement to be filed.


Item 13. Certain Relationships and Related Transactions.

         The information required under this Item is incorporated by reference from the material captioned "Certain Relationships and Related Transactions" in D&E's definitive proxy statement to be filed.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K in the following manner:

             (1) The consolidated financial statements of the Company and its subsidiaries filed as part of this report are listed in the attached Index to Financial Statements.

             (2) All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

             (3) The exhibits filed as part of this Report are listed in the Index to Exhibits.

         (b) There have been no current reports on Form 8-K filed by the Registrant during the last quarter of 1996.

         (c) Exhibits.  See Index to Exhibits.

         (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item 14 (d) is set forth on pages F - 15 through F - 29. See Index to Financial Statements.

                                INDEX TO EXHIBITS

Exhibit    Identification
  No.      of Exhibit                                               Reference
-------    --------------                                           ---------
 2.        Plan of acquisition, reorganization, arrangement,
           liquidation or succession:

 2.1       Agreement and Plan of Exchange                           Incorporated herein by reference from
           Between Denver and Ephrata Telephone and                 Exhibit 2.1 to Amendment No. 2 to the
           Telegraph Company (a Pennsylvania                        Registration Statement on Form S-4
           corporation) and D & E Communications, Inc.              Registration No. 333-2960) filed by
           (a Pennsylvania corporation).                            D&E on April 23, 1996.

 2.2      Agreement and Plan of Merger, as amended,                 Incorporated herein by reference from
          between D & E Communications, Inc.                        Exhibit B to Amendment No. 1 to the
          (a Pennsylvania corporation) and PCS One, Inc.            Registration Statement on Form S-4
          (a New Jersey corporation).                               (Registration No. 333-18659) filed by
                                                                    D&E on January 21, 1997.

 2.3      Amendment No. 1 to the Agreement and Plan of              Incorporated herein by reference from
          Merger between D & E Communications, Inc,                 Exhibit C to Amendment No. 1 to the
          (a Pennsylvania corporation) and PCS One, Inc.            Registration Statement on Form S-4
          (a New Jersey corporation).                               (Registration No. 333-18659) filed by
                                                                    D&E on January 21, 1997.
 3.       Articles of Incorporation and By-laws:

 3.1      Amended and Restated Articles of                          Incorporated herein by reference from
          Incorporation                                             Exhibit A to D&E's definitive proxy
                                                                    statement for its 1997 Annual Meeting
                                                                    of Shareholders to be filed.

 3.2      By-Laws                                                   Incorporated herein by reference from
                                                                    Exhibit 3.2 to D&E's Registration
                                                                    Statement on Form 10.

 4. Instruments defining the rights of security holders, including debentures:

 4.1      Form of D&E Common Stock Certificate,                     Filed herewith.
          par value $0.16 per share.

 4.2      Note Agreement between Allstate Life                      Incorporated herein by reference from
          Company, Allstate Life Insurance Company                  Exhibit 4.1 to D&E's Registration
          of New York, and Denver and Ephrata Telephone and         Statement on Form 10.
          Telegraph Company, dated as of November 15, 1991,
          Re: $10,000,000 9.18% Senior Notes due November
          15, 2021.

 4.3      First Amendment to Note Agreement dated as of             Incorporated herein by reference from
          November 15,1991 between Allstate Life Insurance          Exhibit 4.2 to D&E's 1993 Annual
          Company, Allstate Life Insurance Company of               Report on Form 10-K.


Exhibit    Identification
  No.      of Exhibit                                               Reference
-------    --------------                                           ---------

          New York, and Denver and Ephrata Telephone and
          Telegraph Company, dated as of January 14, 1994, due November 15, 2021, Re: $10,000,000 9.18%
          Senior Notes due November 15, 2021.

 4.4      Note Agreement between Allstate Life Insurance           Incorporated herein by reference from
          Company and Denver and Ephrata Telephone and             Exhibit 4.3 to D&E's 1993 Annual
          Telegraph Company, dated as of January 14, 1994,         Report on Form 10-K.
          Re: $10,000,000 6.49% Senior Notes due
          January 14, 2004.

 4.5      Second Amendment to Note Agreement dated                 Incorporated herein by reference from
          as of November 15,1991 between Allstate Life             Exhibit 4.3 to D&E's Registration
          Insurance Company, Allstate Life Insurance               Statement on Form S-3.
          Company of New York, and Denver and Ephrata
          Telephone and Telegraph Company, dated as of
          September 27, 1994, Re: $10,000,000 9.18%
          Senior Notes due November 15, 2021.

 4.6      First Amendment to Note Agreement dated as of            Incorporated herein by reference from
          January 14, 1994 between Allstate Life Insurance         Exhibit 4.5 to D&E's Registration
          Company and Denver and Ephrata Telephone and             Statement on Form S-3.
          Telegraph Company, dated as of September 27, 1994,
          Re: $10,000,000 6.49% Senior Notes due
          January 14, 2004.

 4.7     Second Amendment to Note Agreement dated as of            Incorporated herein by reference from
         January 14, 1994 between Allstate Life Insurance          Exhibit 4.6 to D&E's 1995 Annual
         Company and Denver and Ephrata Telephone and              Report on Form 10-K.
         Telegraph Company, dated as of September 1, 1995,
         Re: $10,000,000 6.49% Senior Notes due
         January 14, 2004.

 4.8     Third Amendment to Note Agreement dated                   Incorporated herein by reference from
         as of November 15,1991 between Allstate Life              Exhibit 4.7 to D&E's 1995 Annual
         Insurance Company, Allstate Life Insurance                Report on Form 10-K.
         Company of New York, and Denver and Ephrata
         Telephone and Telegraph Company, dated as of
         September 1, 1995, Re: $10,000,000 9.18%
         Senior Notes due November 15, 2021.

 4.9     Fourth Amendment, Consent and Waiver of Note              Incorporated herein by reference from
         Agreement dated as of November 15, 1991 between           Exhibit 4.1 to D&E's Quarterly
         Allstate Life Insurance Company, Allstate Life            Report on Form 10-Q for the quarterly
         Insurance Company of New York and Denver and              period ended June 30, 1996.
         Ephrata Telephone and Telegraph Company dated as
         of June 7, 1996, RE: $10,000,000 9.18% Senior
         Notes due November 15, 2021.


Exhibit    Identification
  No.      of Exhibit                                               Reference
-------    --------------                                           ---------

 4.10    Third Amendment, Consent and Waiver to Note                Incorporated herein by reference from
         Agreement dated as of January 14, 1994 between             Exhibit 4.2 to D&E's Quarterly
         Allstate Life Insurance Company and Denver and             Report on Form 10-Q for the quarterly
         Ephrata Telephone and Telegraph Company dated as           period ended June 30, 1996.
         of June 7, 1996, RE: $10,000,000 6.49% Senior
         Notes due January 14, 2004.

         None of the other long-term debt of D&E and its consolidated subsidiaries exceeds 10 percent of the total assets of D&E and its subsidiaries on a consolidated basis. The Company will furnish a copy of the instrument relating to any such long-term debt to the Commission upon request.

 9.      Voting Trust Agreement.

 9.1     Voting Trust Agreement Among Shareholders                  Incorporated herein by reference from
         of Denver and Ephrata Telephone and Telegraph              Exhibit 9.1 to D&E's 1995 Report
         Company and Kay William Shober, Anne Brossman              on Form 10-K.
         Sweigart, W. Garth Sprecher, Ronald E. Frisbie and
         John Amos as Voting Trustees, dated as of
         November 19, 1992. ("Voting Trust Agreement")

 9.2     Amendment to the Voting Trust Agreement                   Incorporated herein by reference from
         dated as of December 31, 1995.                            Exhibit 9.2 to D&E's 1995 Annual
                                                                   Report on Form 10-K.

 10.     Material Contracts

 10.1    Denver and Ephrata Telephone and Telegraph Company        Filed herewith.
         Executive Incentive Plan as revised January 1997.

 10.2    AT&T Communications Standard Agreement for                Incorporated herein by reference from
         the Provision of Telecommunications Services and          Exhibit 10.2 to D&E's Registration
         Facilities between AT&T Communications of                 Statement on Form 10.
         Pennsylvania, Inc. and Denver and Ephrata Telephone
         and Telegraph Company;
                  Article 1   General Provisions, effective
                              May 25, 1984;
                  Article 8-2 Billing and Collection Services
                              effective April 1, 1992;

 10.3    Telecommunications Services and Facilities                Incorporated herein by reference from
         Agreement between the Bell Telephone Company of           Exhibit 10.3 to D&E's Registration
         Pennsylvania and Denver and Ephrata Telephone and         Statement on Form 10.
         Telegraph Company, effective January 1, 1986; and
         Amendment to Telecommunications Services and


Exhibit    Identification
  No.      of Exhibit                                               Reference
-------    --------------                                           ---------


         Facilities Agreement and the IntraLATA Compensation
         Agreement, dated May 7, 1992;
                  Appendix 1 IntraLATA Telecommunications
                             Services, effective January 1, 1986;
                  Appendix 2 Ancillary Services, effective
                             January 1, 1986;
                  Appendix 5 Jointly Provided Feature Group A
                             Compensation effective July 24, 1986;
                             and
                  Appendix 7 Extended Area Service, effective
                             October 1, 1988.

 10.4    IntraLATA Compensation Agreement between                   Incorporated herein by reference from
         the Pennsylvania Non-Bell Telephone Companies and          Exhibit 10.4 to D&E's Registration
         Denver and Ephrata Telephone and Telegraph                 Statement on Form 10.
         Company, effective January 1, 1986; and Amendment to
         Telecommunications Services and Facilities Agreement
         and the IntraLATA Compensation Agreement,
         dated May 7, 1992.

 10.5    Agreement between Donnelley Directory,                     Incorporated herein by reference from
         a division of The Reuben H. Donnelley Corporation          Exhibit 10.5 to D&E's Registration
         Statement and Denver and Ephrata Telephone and Telegraph   Statement on Form 10.
         Company, dated April 19, 1991. Portions of this
         exhibit have been omitted pursuant to a request
         for confidential treatment and have been separately
         filed with the Commission.

 10.6    Agreement for the Distribution of Interstate               Incorporated herein by reference from
         Access Revenues between the National Exchange              Exhibit 10.6 to D&E's Registration
         Carrier Association, Inc. and Denver and Ephrata           Statement on Form 10.
         Telephone and Telegraph Company,
         effective May 25, 1984.

 10.7    Agreement for the Provision of Enhanced                    Incorporated  herein  by  reference from
         9-1-1 Services between the County of                       Exhibit 10.1 to D&E's Quarterly
         Lancaster and Denver and Ephrata                           Report on Form 10-Q for the
         Telephone and Telegraph Company,                           quarterly period ended June 30, 1994.
         effective upon approval of the
         Pennsylvania Public Utility Commission
         which occurred May 18, 1994
                  Attachment #1 Request for Proposal
                                as Amended;
                  Attachment #2 Best and Final Offer,
                                April 28, 1994;
                  Attachment #3 Clarifications to RFP;
                  Attachment #4 Lancaster County
                  Resolution #74, September 22, 1993;
                  Attachment #5 Lancaster County
                  Resolution #32, May 5, 1994;

                                       23

Exhibit    Identification
  No.      of Exhibit                                               Reference
-------    --------------                                           ---------


                  Attachment #6 Addenda, Errata,
                  Bulletins to Contract Documents;
                  Attachment #7 Facility Lease; and
                  Attachment #8 Tariffed Local Exchange
                                Carrier Services.

 10.8    Amendment 1 to Exhibit A of Appendix                       Incorporated herein by reference from
         1 of the Telecommunications Services                       Exhibit 10.2 to D&E 's Quarterly
         and Facilities Agreement signed                            Report on Form 10-Q for the quarterly
         June 23, 1994.                                             period ended September 30, 1994.


 10.9    Modification to the Agreement for the Provision            Incorporated herein by reference from
         of Enhanced 9-1-1 Services between the County of           Exhibit 10.9 to D&E's 1994 Annual
         Lancaster and Denver and Ephrata Telephone and             Report on Form 10-K.
         Telegraph Company, February 23, 1995.

 10.10   Affiliated Interest Agreement between Denver               Incorporated herein by reference from
         and Ephrata Telephone and Telegraph Company                Exhibit 10.10 to D&E's 1995 Annual
         and D & E Marketing Corp.                                  Report on Form 10-K.

 10.11   Affiliated Interest Agreement between Denver               Incorporated herein by reference from
         and Ephrata Telephone and Telegraph Company                Exhibit 10.11 to D&E's 1995 Annual
         and Red Rose Systems, Inc.                                 Report on Form 10-K.

 10.12   Joint Venture Agreement for Lancaster Area                 Incorporated herein by reference from
         Cellular Enterprises (LACE).                               Exhibit 10.12 to D&E's 1995 Annual
                                                                    Report on Form 10-K.*

 10.13   Sales Agreement between Denver and                         Incorporated herein by reference from
         Ephrata Telephone and Telegraph                            Exhibit 10.13 to D&E's 1995 Annual
         Company and Northern Telecom Inc.                          Report on Form 10-K.*

 10.14   Project Completion Agreement among                         Incorporated herein by reference from
         Monor Communications Group Inc.,                           Exhibit 10.14 to D&E's 1995 Annual
         Denver and Ephrata Telephone                               Report on Form 10-K.*
           and Telegraph Company,
         Consolidated Companies, Inc.,
         United International Holdings, Inc.,
         Huntel Systems, Inc., and
         Overseas Private Investment Corporation

 10.15   Stock Pledge Agreement among                               Incorporated herein by reference from
         D&E Marketing Corp.,                                       Exhibit 10.15 to D&E's 1995 Annual
         Huntel Systems, Inc.,                                      Report on Form 10-K.
         Consolidated Companies, Inc.,
         UIH Hungary, Inc., and
         Overseas Private Investment Corporation


Exhibit    Identification
  No.      of Exhibit                                               Reference
-------    --------------                                           ---------


10.16    First Amendment to Stock Pledge Agreement Among            Incorporated herein by reference from
         D&E Marketing Corp.,                                       Exhibit 10.16 to D&E's 1995 Annual
         Huntel Systems, Inc.,                                      Report on Form 10-K.
         Consolidated Companies, Inc.,
         UIH Hungary, Inc., and
         Overseas Private Investment Corporation

10.17    Subordination Agreement Among                              Incorporated herein by reference from
         Monor Telefon Tarsasag, Rt.,                               Exhibit 10.17 to D&E's 1995 Annual
         Monor Communications Group Inc.,                           Report on Form 10-K.
         MCG Management Inc.,
         Denver and Ephrata Telephone
              and Telegraph Company,
         D&E Marketing Corp.,
         Consolidated Companies, Inc.,
         United International Holdings, Inc.,
         UIH Hungary, Inc.,
         Huntel Systems, Inc., and
         Overseas Private Investment Corporation

 10.18   First Amendment to Subordination Agreement                 Incorporated herein by reference from
         among                                                      Exhibit 10.18 to D&E's 1995 Annual
         Monor Telefon Tarsasag, Rt.,                               Report on Form 10-K.
         Monor Communications Group Inc.,
         MCG Management Inc.,
         Denver and Ephrata Telephone
              and Telegraph Company,
         D&E Marketing Corp.,
         Consolidated Companies, Inc.,
         United International Holdings, Inc.,
         UIH Hungary, Inc.,
         Huntel Systems, Inc., and
         Overseas Private Investment Corporation

 10.19   Joint Venture Agreement for Lancaster Area                 Incorporated herein by reference from
         Cellular Enterprises, dated October 12, 1984.              Exhibit 10.19 to D&E's Amendment
                                                                    No. 2 to the Registration  Statement on
                                                                    Form S-4 (Registration No. 333-2960)
                                                                    of D & E Communications, Inc.*

 10.20   Network Production Purchase Agreement                      Incorporated herein by reference from
         between Northern Telecom, Inc. and Denver                  Exhibit 10.1 to D&E's Quarterly
         and Ephrata Telephone and Telegraph Company                Report on Form 10-Q for the quarterly
         dated May 3, 1996.                                         period ended March 31, 1996.*

 10.21   Affiliated Interest Agreement between D & E                Filed herewith.
         Communications, Inc. and Denver and Ephrata
         Telephone and Telegraph Company and Red
         Rose Communications, Inc.

Exhibit    Identification
  No.      of Exhibit                                               Reference
-------    --------------                                           ---------


 10.22   D & E Shareholder Agreement, Exhibit D to the              Incorporated herein by reference from
         Agreement and Plan of Merger by and between                Exhibit B to Amendment No. 1 to the
         D & E Communications, Inc. and PCS One, Inc.               Registration Statement on Form S-4
                                                                    (Registration  No.  333-18659) filed by
                                                                    D&E on January 21, 1997.

 10.23   D & E Communications, Inc.                                 Filed herewith.
         Officer Incentive Plan

 21.     Subsidiaries of the Registrant

 21.1    List of all subsidiaries of D&E.                           Filed herewith.

 27.     Financial Data Schedule.

 27.1    Financial Data Schedule.                                   Filed herewith.


-------------------------

*Confidential treatment received with respect to portions thereof.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned in the capacities designated and on the dates indicated, thereunto duly authorized.

                                  D & E Communications, Inc.

Date  March 31, 1997              By    /s/ Anne B. Sweigart
      --------------                ------------------------
                                    Anne B. Sweigart
                                    President, Chairman of the Board, and Chief
                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  March 31, 1997              By     /s/ Anne B. Sweigart
      --------------                 ------------------------

                                     Anne B. Sweigart
                                     President, Chairman of the Board, and Chief
                                     Executive Officer

Date  March 31, 1997             By    /s/ Robert M. Lauman
      --------------               ------------------------
                                   Robert M. Lauman
                                   Executive Vice President and
                                   Chief Operating Officer
                                   Member of the Board of Directors

Date  March 31, 1997             By    /s/ Thomas E. Morell
      --------------               ------------------------
                                   Thomas E. Morell
                                   Vice President, Chief Financial Officer
                                   and Treasurer

Date  March 31, 1997             By    /s/ Linda L. Hall
      --------------               ---------------------
                                   Linda L. Hall
                                   Controller

Date  March 31, 1997             By    /s/ Paul W. Brubaker
      --------------               ------------------------
                                   Paul W. Brubaker
                                   Member of the Board of Directors

Date  March 31, 1997             By    /s/ G. William Ruhl
      --------------               -----------------------
                                   G. William Ruhl
                                   Senior Vice President, Member of
                                   the Board of Directors

Date   March 31, 1997            By    /s/ W. Garth Sprecher
       --------------              -------------------------
                                   W. Garth Sprecher
                                   Vice President and Secretary,
                                   Member of the Board of Directors

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page
Item  8  D & E Communications, Inc.
         and Subsidiaries.

Report of Independent Accountants.                                        F -  1

Consolidated Statements of
Income for the years ended
December 31, 1996, 1995 and 1994.                                         F -  2

Consolidated Balance Sheets
as of December 31, 1996 and 1995.                                         F -  3

Consolidated Statements of
Cash Flows for the years ended
December 31, 1996, 1995 and 1994.                                         F -  4

Consolidated Statements of
Shareholders' Equity for the years ended
December 31, 1996, 1995 and 1994.                                         F -  5

Notes to Consolidated Financial Statements.                               F -  6

Item 14 (d) Monor Communications Group, Inc
            and Subsidiaries.

Report of Independent Accountants                                         F - 15

Consolidated Balance Sheets
as of  December 31, 1996 and 1995.                                        F - 16

Consolidated Statements of Loss for the years
ended December 31, 1996 and 1995.                                         F - 18

Consolidated Statements of Shareholders' Equity
for the years ended December 31, 1996 and 199                             F - 19

Consolidated Statements of Cash Flows
for the years ended December 31, 1996 and 1995.                           F - 20

Notes to Consolidated Financial Statements.                               F - 21

                        Report of Independent Accountants


To the Board of Directors and Shareholders
D & E Communications, Inc.
Ephrata, Pennsylvania

We have audited the accompanying consolidated balance sheets of D & E Communications, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D & E Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 7, 1997

                   D & E Communications, Inc. and Subsidiaries
                        Consolidated Statements of Income
              For the years ended December 31, 1996, 1995 and 1994



OPERATING REVENUES                                                                 1996                  1995                  1994
                                                                                   ----                  ----                  ----

     Local network services............................................    $  8,654,554          $  8,320,747          $  7,886,123
     Network access services...........................................      15,842,753            15,309,336            14,666,061
     Long distance network services....................................       4,182,000             4,024,374             4,249,355
     Directory advertising.............................................       2,939,846             2,670,357             2,147,376
     Sales & services..................................................      10,934,642             8,665,579             5,876,124
     Other.............................................................       1,842,581             1,917,095             1,952,092
                                                                           ------------          ------------           -----------

         Total operating revenues......................................      44,396,376            40,907,488            36,777,131
                                                                           ------------          ------------           -----------
OPERATING EXPENSES

     Network operations................................................       6,034,923             5,866,851             6,192,068
     Network access....................................................       1,830,638             1,865,086             1,921,560
     Depreciation......................................................       7,258,260             6,768,751             6,325,056
     Customer services.................................................       1,707,967             1,696,501             1,565,516
     Financial and administrative services.............................       5,397,382             4,661,522             4,096,232
     Directory advertising.............................................       1,837,574             1,684,751             1,408,934
     Operating taxes, other than income................................       1,486,918             1,443,491             1,373,302
     Costs of products sold............................................       4,995,773             3,667,082             2,671,590
     Other.............................................................       5,448,153             4,801,868             3,999,255
                                                                           ------------          ------------           -----------
         Total operating expenses......................................      35,997,588            32,455,903            29,553,513
                                                                           ------------          ------------           -----------
              Operating income.........................................       8,398,788             8,451,585             7,223,618
                                                                           ------------          ------------           -----------
OTHER INCOME (EXPENSE)

     Allowance for funds used during construction......................          75,696                26,882                    --
     Equity in net income (loss) of affiliates.........................         754,505          (    441,088)              636,197
     Interest expense..................................................    (  2,590,564)         (  2,451,325)         (  2,421,084)
     Other, net........................................................    (     65,235)         (      9,903)               81,009
                                                                           ------------          ------------           -----------
         Total other income (expense)..................................    (  1,825,598)         (  2,875,434)         (  1,703,878)
                                                                           ------------          ------------           -----------
              Income before minority interest, income taxes
               and dividends on utility series preferred stock.........       6,573,190             5,576,151             5,519,740

MINORITY INTEREST .....................................................          74,586                    --                    --
                                                                           ------------          ------------           -----------
              Income before income taxes and dividends
                on utility series preferred stock......................       6,647,776             5,576,151             5,519,740

INCOME TAXES AND DIVIDENDS ON
   UTILITY SERIES PREFERRED STOCK

     Income taxes .....................................................       2,667,337             2,166,447             2,203,194
     Dividends on utility series preferred stock.......................          70,473                66,264                72,142
                                                                           ------------          ------------           -----------
         Total income taxes and dividends on
           utility series preferred stock..............................       2,737,810             2,232,711             2,275,336
                                                                           ------------          ------------           -----------
NET INCOME    .........................................................    $  3,909,966          $  3,343,440          $  3,244,404
                                                                           ============          ============          ============
     Average common shares outstanding.................................       5,728,067             5,708,292             5,689,293

     Earnings per common share.........................................        $   0.68              $   0.59          $       0.57
                                                                           ============          ============          ============
     Dividends per common share........................................        $   0.39              $   0.36          $       0.35
                                                                           ============          ============          ============

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995


                                     ASSETS                                                      1996                          1995
                                                                                                 ----                          ----
CURRENT ASSETS
       Cash and cash equivalents....................................................    $     312,125                $       50,911
       Accounts receivable and notes receivable.....................................        8,454,775                     6,151,686
       Accounts receivable and note receivable-- affiliated companies...............        1,028,780                       833,064
       Inventories, lower of cost or market, at average cost........................        1,009,904                       778,330
       Prepaid expenses.............................................................        2,406,465                     2,226,614
       Other........................................................................        1,393,336                       266,964
                                                                                        -------------                --------------
           TOTAL CURRENT ASSETS.....................................................       14,605,385                    10,307,569
                                                                                        -------------                --------------
INVESTMENTS
       Investments in affiliated companies..........................................        9,580,320                     8,193,201
       Other........................................................................          327,403                     2,920,721
                                                                                        -------------                --------------
                                                                                            9,907,723                    11,113,922
                                                                                        -------------                --------------
PROPERTY, PLANT AND EQUIPMENT
       Telephone plant in service...................................................      110,961,586                   106,214,967
       Under construction...........................................................        1,233,340                     1,460,604
                                                                                        -------------                --------------
                                                                                          112,194,926                   107,675,571
       Less accumulated depreciation................................................       47,207,238                    41,410,562
                                                                                        -------------                --------------
                                                                                           64,987,688                    66,265,009
                                                                                        -------------                --------------
OTHER ASSETS
       Unamortized software costs...................................................          126,825                       253,653
       Accounts receivable-- affiliated company.....................................          101,342                       119,664
       Other........................................................................        1,826,978                       461,464
                                                                                        -------------                --------------
                                                                                            2,055,145                       834,781
                                                                                        -------------                --------------
TOTAL ASSETS .......................................................................    $  91,555,941                $   88,521,281
                                                                                        =============                ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Notes payable................................................................    $   7,140,000                $    5,530,000
       Long-term debt maturing within one year......................................        1,220,158                       365,612
       Accounts payable.............................................................        6,499,496                     6,990,399
       Accounts payable-- affiliated companies......................................          196,941                         7,233
       Accrued taxes................................................................          493,546                       264,034
       Accrued interest and dividends...............................................          468,780                       464,385
       Advance billings, customer deposits and other................................        2,842,432                     3,429,718
                                                                                        -------------                --------------
           TOTAL CURRENT LIABILITIES................................................       18,861,353                    17,051,381
                                                                                        -------------                --------------
LONG-TERM DEBT .....................................................................       24,888,193                    26,137,463
                                                                                        -------------                --------------
OTHER LIABILITIES
       Deferred income taxes........................................................        6,545,013                     6,673,234
       Regulatory liability, net....................................................          778,783                       915,671
       Accrued retirement benefits..................................................        1,565,438                       878,794
       Other........................................................................          108,835                       267,702
                                                                                        -------------                --------------
                                                                                            8,998,069                     8,735,401
                                                                                        -------------                --------------
MINORITY INTEREST ..................................................................          229,973                       500,000
                                                                                        -------------                --------------
PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100, cumulative, callable at par, at the option of the Company,
         authorized 20,000 shares, outstanding:
           Series A 4 1/2%,       14,456 shares  ...................................        1,445,600                     1,445,600
                                                                                        -------------                --------------

COMMITMENTS

SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares, 30,000,000..................          918,508                       914,812
           Outstanding shares,        5,740,674  at December 31, 1996
                                      5,717,577  at December 31, 1995
       Additional paid-in capital...................................................        2,020,656                     1,505,688
       Unearned ESOP compensation...................................................    (     950,740)               (    1,196,774)
       Retained earnings............................................................       35,144,329                    33,427,710
                                                                                        -------------                --------------
                                                                                           37,132,753                    34,651,436
                                                                                        -------------                --------------
TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY ......................    $  91,555,941                $   88,521,281
                                                                                        =============                ==============

                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1996, 1995 and 1994



                                                                                   1996                  1995                  1994
                                                                                   ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income........................................................    $  3,909,966          $  3,343,440          $  3,244,404
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization.................................       7,743,264             7,295,742             6,746,811
         Deferred income taxes.........................................    (    265,109)         (    349,555)            1,057,255
         Undistributed (earnings) losses of affiliates.................    (    754,505)              441,088          (    636,197)
         Distribution from affiliates..................................       1,051,650               460,000               222,820
         Tax benefits applicable to ESOP...............................          21,678                24,359                27,767
         Loss on retirement of property, plant and equipment...........          36,837                23,750                46,228
         Allowance for funds used during construction..................    (     75,696)         (     26,882)                   --
         Losses applicable to minority interest........................    (     74,586)                   --                    --
     Changes in operating assets and liabilities:
         Accounts receivable and notes receivable......................    (  2,206,225)         (    266,148)         (  1,578,245)
         Inventories...................................................    (    141,490)         (    149,271)         (    194,831)
         Prepaid expenses..............................................    (    179,851)         (     48,094)              305,582
         Accounts payable..............................................    (  1,013,406)            1,928,909          (  2,148,707)
         Accrued taxes and accrued interest............................         233,907               119,528               315,346
         Advance billings, customer deposits and other.................    (    608,883)              838,966               398,843
         Other, net....................................................         383,595          (    169,671)              269,406
                                                                           ------------          ------------          ------------
              Net Cash Provided by Operating Activities................       8,061,146            13,466,161             8,076,482
                                                                           ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures..............................................    (  6,348,853)         (  7,864,489)         (  7,477,686)
     Allowance for funds used during construction......................          75,696                26,882                    --
     Proceeds from sale of assets......................................          98,188               232,511             1,026,893
     Cost of removal of plant retired..................................    (     98,779)         (     93,821)         (    108,565)
     Acquisition of other assets.......................................    (    676,057)                   --                    --
     Increase in investments and advances to affiliates................    (  5,143,931)         (  6,869,833)         (  5,783,715)
     Decrease in investments and repayments from affiliates............       4,569,868             3,652,573                15,982
                                                                           ------------          ------------          ------------
              Net Cash Used in Investing Activities....................    (  7,523,868)         ( 10,916,177)         ( 12,327,091)
                                                                           ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Dividends on common stock.........................................    (  2,092,669)         (  1,977,627)         (  1,949,373)
     Proceeds from long-term debt......................................              --                    --            10,000,000
     Payments of long-term debt........................................    (    162,203)         (    162,203)         (  9,562,202)
     Net proceeds from (payments on)
         revolving lines of credit.....................................       1,610,000          (  1,270,000)            5,300,000
     Net contributions from minority interest..........................           1,500               500,000                    --
     Proceeds from issuance of common stock............................         367,308               400,099               214,942
     Redemption of Series B 5 1/2% Preferred Stock.....................              --          (    128,900)                   --
                                                                           ------------          ------------          ------------

              Net Cash Provided by (Used in) Financing Activities......    (    276,064)         (  2,638,631)            4,003,367
                                                                           ------------          ------------          ------------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS .................................................         261,214          (     88,647)         (    247,242)

CASH AND CASH EQUIVALENTS
     BEGINNING OF YEAR ................................................          50,911               139,558               386,800
                                                                           ------------          ------------          ------------
     END OF YEAR ......................................................    $    312,125          $     50,911          $    139,558
                                                                           ============          ============          ============


                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
              For the years ended December 31, 1996, 1995 and 1994




                                                        Common       Additional          ESOP            Retained
                                                        Stock      Paid-in Capital   Compensation        Earnings
                                                     ----------    ---------------   ------------       -----------

Balance, January 1, 1994.........................    $  909,882      $   776,318     ($ 1,656,195)      $30,833,999

Net Income.......................................                                                         3,244,404
Reduction of ESOP trust loan.....................                                         224,899
Tax benefits from dividends paid to ESOP.........                                                            27,767
Dividends
   Common stock-- $0.35 per share................                                                       ( 1,972,182)
Common stock issued for Employee
   Stock Purchase Plan and Dividend
       Reinvestment Plan.........................         1,631          236,120
                                                     ----------      -----------     ------------       -----------
Balance, December 31, 1994.......................       911,513        1,012,438     (  1,431,296)       32,133,988
                                                     ----------      -----------     ------------       -----------
Net Income.......................................                                                         3,343,440
Reduction of ESOP trust loan.....................                                         234,522
Tax benefits from dividends paid to ESOP.........                                                            24,359
Dividends
   Common stock-- $0.36 per share................                                                      (  2,074,077)
Common stock issued for Employee
   Stock Purchase Plan and Dividend
       Reinvestment Plan.........................         3,299          493,250
                                                     ----------      -----------     ------------       -----------
Balance, December 31, 1995.......................       914,812        1,505,688     (  1,196,774)       33,427,710
                                                     ----------      -----------     ------------       -----------
Net Income.......................................                                                         3,909,966
Reduction of ESOP trust loan.....................                                         246,034
Tax benefits from dividends paid to ESOP.........                                                            21,678
Dividends
   Common stock-- $0.39 per share................                                                      (  2,215,025)
Common stock issued for acquisition..............           180           28,854
Common stock issued for Employee
   Stock Purchase Plan and Dividend
       Reinvestment Plan.........................         3,516          486,114
                                                     ----------      -----------     ------------       -----------
Balance, December 31, 1996.......................    $  918,508      $ 2,020,656     ($   950,740)      $35,144,329
                                                     ==========      ===========     ============       ===========

                 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Nature of Business:

Description:

     D & E Communications, Inc. is a telecommunications holding company which became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company (Telco) in June 1996. The accompanying consolidated financial statements include the accounts of D & E Communications, Inc., its subsidiary companies and its majority-owned partnership (D&E). D&E operates in one principal business segment:
Communications Services and Equipment. Through its subsidiaries, D&E provides telecommunications services for local exchange and long distance markets and sells related communications equipment to customers in the southcentral Pennsylvania area. D&E also provides network access services for switching and transporting telephone calls. Other services include computer network design, installation and support, directory advertising, and billing and collection services.

Regulatory Environment and Competition:

     A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. On February 8, 1996, the Federal Communications Commission (FCC) adopted The Telecommunications Act of 1996 (the 1996 Act) which mandates significant changes to encourage competition in the local exchange market. On August 8, 1996, the FCC issued the Interconnection Order (the Order) establishing specific new requirements for local exchange companies to provide interconnection as set forth in the 1996 Act. The U.S. Court of Appeals for the Eighth Circuit has issued a temporary stay regarding certain provisions of the Order. Hearings with respect to the issues on appeal were held in January 1997. No rulings have been issued regarding the outcome of those hearings.

     The 1996 Act and the Order provide the most comprehensive and significant revisions to federal regulations governing telecommunications in over 60 years. The Order allows the Pennsylvania Public Utility Commission (PUC) to enforce compliance with the 1996 Act and the Order through state-arbitrated decisions, if necessary. Telco qualifies as a rural telephone company and is presently exempt from certain provisions of the 1996 Act.

     With the new regulations designed to foster competition in the local subscriber market, D&E expects to be subject to increasing competitive pressures, while at the same time being presented with opportunities in new markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk:

     Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables and notes receivable. Concentrations of credit risk with respect to trade receivables other than AT&T are limited due to the large number of customers in D&E's customer base. For the years ended December 31, 1996, 1995 and 1994, revenues generated from services provided to AT&T, primarily network access and billing and collection, were $5,192,892, $5,412,494 and $6,325,232, respectively. At December 31, 1996 and 1995, accounts receivable from AT&T totaled $859,142 and $873,099, respectively.

     D&E believes the risk of incurring significant losses related to credit risk is remote and any losses would not be material to the results of operations or financial condition.


2.    Significant Accounting Policies:

Principles of Consolidation:

     The subsidiary companies included in the consolidated financial statements are Denver and Ephrata Telephone and Telegraph Company (Telco); Red Rose Communications, Inc. (Red Rose); Red Rose's majority-owned subsidiary, The D & E Group; and D&E Marketing Corp. (Marketing). The accounts of Telco are reported using generally accepted accounting principles applicable to regulated entities. The long-term debt and preferred stock represent the accounts of Telco. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in partnership joint ventures and a domestic corporation are accounted for under the equity method of accounting, due to D&E's ability to exercise significant influence over the operating and financial policies of these entities. Investments in other entities are accounted for under the cost method.

Basis of Presentation:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and the disclosure of contingencies at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation.

Revenue Recognition:

     Revenues are generally recognized when services are rendered or as products are sold to customers. Accounting for long-term contracts is determined using the percentage-of-completion method, with revenues recognized in the proportion that costs incurred bear to the estimated total costs at completion.

     D&E receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates. D&E has settled substantially all pool settlements through 1994. In July 1994, D&E withdrew from the traffic-sensitive pool and now earns its interstate traffic-sensitive revenues based on its own tariff filed with the FCC. In December 1996, D&E elected to rejoin the traffic-sensitive pool and effective July 1, 1997, will revise its traffic-sensitive access rates and apply the rates from the NECA interstate access tariff.

Prepaid Directory:

     Directory advertising costs are deferred and amortized to expense, and the related advertising revenue is amortized over the twelve month period related to the directory publication.

Depreciation:

     Depreciation on property, plant and equipment is computed using the straight-line method of depreciation over the estimated useful lives of 28 years for buildings, 3 to 32 years for equipment, and 12 to 45 years for outside plant facilities. Depreciation as a percentage of average depreciable plant in service amounted to 7.1% in 1996 and 7.0% for 1995 and 1994.

     When depreciable telephone property is retired, the original cost of the asset, net of salvage, is charged to accumulated depreciation. Any gains or losses on disposition are amortized over the service lives of the remaining assets. When other depreciable property is retired, the gain or loss is recognized as an element of other income. Extra-ordinary property retirements were amortized over a ten-year period ending in 1994. The cost of maintenance and repairs is charged to operating expense.

Cost in Excess of Net Assets Acquired:

     The cost in excess of the fair value of the net assets from a business acquisition is recorded as goodwill. Amortization expense for goodwill, organization costs and other intangibles is recorded on a straight-line basis over a period of 5 to 10 years.

     In January 1996, D&E adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." D&E reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment (if any) is made based on estimates of undiscounted future cash flows. No costs related to asset impairment were recorded in 1996.

Capitalized Interest:

     The cost of funds used to finance construction projects is capitalized as a part of the construction costs. Additionally, capitalized interest on regulated telephone construction projects is recorded as Allowance for Funds Used During Construction (AFUDC), a non-cash element of other income. Interest costs related to non-regulated construction projects are reflected as a cost of plant and a reduction of interest expense.

Income Taxes:

     D&E files a consolidated federal income tax return. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

Earnings per Common Share:

     Earnings per common share (EPS) are calculated by dividing net income by the weighted average number of common shares outstanding. Common shares outstanding were restated for prior years to present the effects of the share exchange, which was similar to a three-for-one stock split (see Note 10). For comparative purposes, the historical share and per-share data have been restated.

3.    Cash Flow Information:

     D&E considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash paid for income taxes and interest expense was:

                                 1996          1995            1994
                                 ----          ----            ----

Interest expense......... $ 2,514,801   $ 2,424,218     $ 2,072,517
Income taxes.............   2,716,494     2,197,579       1,042,641

     D&E had non-cash investing activities in November 1996 related to the issuance of common stock for $580,000 in connection with an acquisition (see
Note 6). In March 1995, D&E acquired additional shares of Monor Communications Group, Inc. (MCG) by forgiving $633,333 of its accounts receivable from MCG.


4.    Property, Plant and Equipment:

     Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                               1996             1995
                                               ----             ----

Land and buildings................     $ 29,249,284     $ 29,046,005
Digital switching equipment.......       32,716,270       30,407,658
Outside plant facilities..........       36,974,963       35,237,978
Telecommunications equipment
   for rental.....................        3,123,141        3,045,342
Computers and office equipment....        5,599,823        5,316,737
Other equipment...................        3,298,105        3,161,247
Telephone plant under construction        1,233,340        1,460,604
                                       ------------     ------------

Total property, plant and equipment     112,194,926      107,675,571
Less: Accumulated depreciation....       47,207,238       41,410,562
                                       ------------     ------------

Property, plant and equipment, net     $ 64,987,688     $ 66,265,009
                                       ============     ============

5.    Investments in Affiliated Companies:

Equity Investees:

     In February 1994, the government of Hungary awarded a concession to Monor Telephone Company (MTT), a Hungarian corporation, to provide local exchange telecommunications services for a period of twenty-five years in the Monor Region of Hungary. The Hungarian concession provides that MTT will have the exclusive right to design, construct and operate this telecommunications network for an eight-year period.

     Monor Communications Group (MCG) is a domestic corporation which owns 88.7% of MTT. D&E has a 16.5% ownership interest in MCG. The equity investment in MCG is subject to the risks of foreign currency translation changes, which may be included in the earnings results of MTT.

     Amounts owed for services performed for MCG and MTT at December 31, 1996 and 1995, were $656,801 and $655,161, respectively. These amounts are recognized as short-term and long-term accounts receivable. On December 31, 1996 and 1995, short-term receivables were $555,459 and $535,497, respectively; long-term receivables were $101,342 and $119,664, respectively.

     D&E has investments in three domestic partnership joint ventures which directly or indirectly offer cellular telecommunications services in southcentral Pennsylvania. D&E owns 50% of Lancaster Area Cellular Enterprises
(LACE). LACE is an 18.4% limited partner in Susquehanna Cellular Communications Limited Partnership, which provides cellular services in the Harrisburg, Lancaster and York market areas. D&E is a 33.3% limited partner in the Pennsylvania RSA 12 Limited Partnership, which provides cellular services in the Lebanon market area. D&E also owns 15% of Berks and Reading Area Cellular Enterprises (BRACE). BRACE is a 39% limited partner in the Reading SMSA Limited Partnership, which provides cellular services in the Reading market area.

     D&E has a 50% equity investment in Red Rose SuperNet, a partnership joint venture that offers Internet access services and related equipment.

     Summarized financial information for MCG and other affiliates is presented as follows:

                                            MCG

                                    1996           1995           1994
                                    ----           ----           ----

At December 31:

Current assets......         $ 5,105,912    $ 3,629,026    $10,275,970
Noncurrent assets...          60,450,620     59,672,669     39,521,130

Current liabilities            7,139,502      5,836,056     22,940,596
Noncurrent liabilities        39,014,565     37,847,796      5,639,931

Minority interest...           1,639,220      1,706,489      2,687,756

Years ended December 31:

Net sales ..........         $11,731,995    $ 5,508,446    $   346,870

Loss on foreign currency
   translation......        (  4,971,532)    (4,949,528)   (   149,090)

Net loss ...........        (  5,340,495)    (9,302,097)   ( 1,713,648)


                                Other Affiliates


                                    1996           1995           1994
                                    ----           ----           ----

At December 31:

Current assets......         $ 1,070,987   $    639,574   $    466,481
Noncurrent assets...          14,602,305     12,060,624      9,788,512

Current liabilities              802,258        461,436        277,926

Years ended December 31:

Net sales...........         $ 5,235,810   $  4,281,646   $  3,205,933

Income from
   joint venture....           3,856,357      2,556,322      1,705,962

Net income .........           4,692,108      3,256,114      2,260,959

     The change in D&E's investments in MCG and in other affiliates is summarized as follows:

                                            MCG

                                    1996           1995           1994
                                    ----           ----           ----

Loss................        ($   870,481) ($  1,460,000)   ( $ 264,472)
Investments.........           1,506,667      2,343,333      2,635,417
                            ------------  -------------    -----------
Total activity......         $   636,186   $    883,333     $2,370,945
                            ============  =============    ===========

                                     Other Affiliates

                                    1996           1995           1994
                                    ----           ----           ----

Income..............         $ 1,624,986   $  1,018,912   $    900,669
Investments.........             183,320        160,409        409,793
Distributions.......         ( 1,051,650)  (    460,000)  (    222,820)
                            ------------  -------------    -----------
Total activity......         $   756,656   $    719,321   $  1,087,642
                            ============  =============    ===========


     Under the terms of the Red Rose SuperNet partnership agreement, D&E will advance funds up to a maximum amount of $550,000 to provide the partnership with additional working capital. On December 31, 1996 and 1995, amounts advanced under this note agreement amounted to $420,000 and $240,000, respectively.

Majority-Owned Subsidiary:

     In November 1995, D&E invested $2 million for an 80% controlling partnership interest and along with a minority interest partner established The D and E Group partnership. The D and E Group invested $2.5 million to acquire 9.17% of PCS One, Inc. (PCS One). Formed in October 1994, PCS One is a domestic development-stage enterprise which owns a license to provide digital wireless communications services called Personal Communications Services (PCS) in the Lancaster, PA, market area. In June 1996, $1.1 million of the initial investment was returned to The D and E Group by PCS One (see Note 14). The D and E Group is a consolidated subsidiary of D&E.

6.    Acquisition:

     On November 4, 1996, D&E acquired Com Tech Technical Services (Com Tech), a domestic partnership. Com Tech specializes in computer network engineering, and installation and maintenance services for Local and Wide Area Networks serving customers in the Lancaster area. The acquisition was financed by 22,536 shares of D&E common stock, payable in two installments during November 1996 and January 1997. All of such shares are unregistered but have certain registration rights. The
                                       F-9
acquisition is accounted for under the purchase method of accounting. The proforma results of Com Tech operations are not significant to the consolidated results of operations or financial condition.

7.    Notes Payable and Long-Term Debt:

     Notes payable consist of amounts borrowed under lines of credit that D&E has established with local lending institutions. D&E had lines of credit totaling $13 million at December 31, 1996. These lines of credit are payable on demand and provide D&E with the option to borrow at various prevailing interest rates. At December 31, 1996 and 1995, notes payable outstanding under the lines of credit totaled $7,140,000, with an average weighted interest rate of 6.3%, and $5,530,000, with an average weighted interest rate of 7.0%, respectively.

     Long-term debt at December 31 consisted of the following:

                                           1996           1995
                                           ----           ----

8.95% ESOP Note due 2001.........  $    950,740   $  1,196,774
6.49% Senior Notes due 2004......    10,000,000     10,000,000
7.55% Senior Notes due 2007......     5,000,000      5,000,000
9.18% Senior Notes due 2021......    10,000,000     10,000,000
Other............................       157,611        306,301
                                   ------------   ------------

                                     26,108,351     26,503,075

Less current maturities..........     1,220,158        365,612
                                   ------------   ------------

Total long-term debt.............  $ 24,888,193   $ 26,137,463
                                   ============   ============

     In July 1992, D&E borrowed $2,080,000 from a local bank to finance the purchase of 240,000 shares of D&E's common stock for the Employee Stock Ownership Plan (the ESOP Note). The loan is guaranteed by D&E as to principal and interest. Interest is payable quarterly and principal payments of $208,000 are due annually through December 15, 2001.

     In January 1994, D&E issued $10 million of 6.49% Senior Notes to an insurance company, due on January 14, 2004. Interest is payable semi-annually with the total principal balance due at maturity.

     In February 1993, D&E issued $5 million of 7.55% Senior Notes to an insurance company, due on November 15, 2007. Interest is payable semi-annually, with annual principal payments of $454,545 commencing on November 15, 1997, and continuing for eleven years.

     In November 1991, D&E issued $10 million of 9.18% Senior Notes to an insurance company, due on November 15, 2021. Interest is payable semi-annually, with annual principal payments of $400,000 commencing on November 15, 1997, and continuing for twenty-five years.

     Under covenants contained in D&E's Senior Note Agreements, D&E must maintain a minimum tangible net worth of at least $29.7 million. Additionally, the covenants stipulate that the maximum amount of the consolidated funded debt balance should not exceed 55% of the sum of consolidated funded debt plus consolidated tangible net worth through April 1, 1997. On and after April 1, 1997, the maximum allowed percentage will decline to 50% and the definition of consolidated funded debt will include D&E's $3.3 million guarantee of the Overseas Private Investment Corporation (OPIC) Loan (see Note 8).

     D&E is also restricted from paying dividends and making certain investments in excess of the aggregate of $5 million plus 75% of accumulated consolidated net income (or minus 100% of a net loss). The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. In addition, the debt agreements contain restrictions relating to, among other things, mortgages and liens, sales of capital assets, and investments in fixed assets. At December 31, 1996, and 1995, D&E was in compliance with the debt covenants.

     Based on the borrowing rate currently available to D&E for bank loans, the fair market value of long-term debt is $30,319,932.

     Maturities of long-term debt for each year ending December 31, 1997 through 2001, are as follows:

              Year                  Aggregate Amount
              ----                  ----------------
              1997                    $ 1,220,158
              1998                      1,062,545
              1999                      1,062,545
              2000                      1,062,545
              2001                        973,285

8.    Commitments:

     D&E had various purchase commitments at December 31, 1996, related to its 1997 construction and operating budgets.

     In November 1996, D&E entered into a promissory note agreement to advance funds to PCS One up to the maximum principal amount of $14 million, payable on demand with an interest rate of 2% above the prime rate.

The proceeds of the loan are to be used for the purchase of the Lancaster C Block broadband PCS license and for costs of the design, construction and operation of the PCS network. As of December 31, 1996, the total amount advanced under this promissory note was $1.6 million.

     In November 1995, D&E entered into an agreement with a local college for the sale and installation of telecommunications equipment and fiber optic cable facilities for a campus-wide voice and data network. Completion of the project is expected by the end of the third quarter of 1997.

     In February 1995, D&E, along with other investors in MCG, entered into a Project Completion Agreement with OPIC as a condition to OPIC's Finance Agreement with MTT. The Finance Agreement provides a credit facility to MTT in an amount up to $30 million. The Project Completion Agreement provides that D&E will guarantee payments to MTT or MCG in an amount determined by OPIC, not to exceed $3.3 million, if in the opinion of OPIC, MTT has insufficient funds to achieve project completion requirements or to meet its obligations as they become due. D&E has not made any payments pursuant to the terms of the OPIC guarantee.

     In May 1994, D&E entered into an agreement to construct, install and maintain an enhanced 911 system for Lancaster County, PA. The ten-year agreement was approved by the PUC and will expire in July 2004. In addition, D&E serves as the administrator of the Automatic Location Identification (ALI) information network, a database of Lancaster County telephone numbers, names and addresses which help to further identify the location of a 911 caller.

9.    Income Taxes:

     The provision for income taxes consists of the following:

                              1996             1995           1994
                              ----             ----           ----
Current:
   Federal..........   $ 2,153,634     $  1,931,681    $   883,196
   State............       778,813          584,319        377,446
                       -----------     ------------    -----------
                         2,932,447        2,516,000      1,260,642
Deferred:
   Federal..........   (   187,793)    (    248,798)       721,582
   State............   (    77,317)    (    100,755)       335,672
                       -----------     ------------    -----------
                       (   265,110)    (    349,553)     1,057,254
Investment tax credits,
   net..............            --               --     (  114,702)

Total income taxes..   $ 2,667,337     $  2,166,447    $ 2,203,194
                       ===========     ============    ===========

     The effective income tax rate on consolidated pre-tax earnings differs from the federal income tax statutory rate for the following reasons:

                                          1996     1995      1994
                                          ----     ----      ----

Federal statutory rate................    34.0%    34.0%     34.0%
Increase (decrease) resulting from:
   State income taxes, net
    of federal tax benefits...........     6.7      6.0       8.8
   Investment tax credits.............      --       --      (2.1)
   Benefit of rate differential
    applied totemporary differences...    (1.2)    (1.4)     (1.4)
   Accelerated depreciation...........             (0.2)     (0.2)
   Other, net.........................     0.6      0.5       0.8
                                          ----     ----      ----
Effective income tax rate.............    40.1%    38.9%     39.9%
                                          ====     ====      ====

     Approximately $1,976,000 of state net operating loss carryforwards remained at December 31, 1996. These carryforwards are due to the operations of D&E's subsidiaries and will expire in the years 1997 through 1999. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization is not likely. The amount of the deferred tax asset could change in the near term if estimates of future taxable income during the carryforward period are revised. The valuation allowance at December 31, 1996 and 1995, is $64,382 and $95,811, respectively. During 1996, D&E's subsidiaries applied $350,029 of net operating loss carryforwards to offset their state income tax liability.

     For D&E's regulated operations, the net regulatory liability of $778,783 at December 31, 1996, is comprised of $1,740,153 in regulatory liabilities and $961,370 in regulatory assets.

     The significant components of the net deferred income tax liability were as follows at December 31:

                                            1996            1995
                                            ----            ----
Deferred tax liabilities:
   Depreciation..................    $ 7,845,906    $  7,391,628
   Other, net....................        621,235         548,357
                                     -----------    ------------
                                       8,467,141       7,939,985
Deferred tax assets:
   Employee benefits.............    (   802,814)   (    517,280)
   Net operating loss carryforward   (   130,316)   (    141,769)
   Equity in net loss of affiliates  ( 1,053,380)   (    703,513)
                                     ------------   ------------
                                     ( 1,986,510)   (  1,362,562)

Valuation allowance..............         64,382          95,811
                                     -----------    ------------
Deferred income taxes............    $ 6,545,013    $  6,673,234
                                     ===========    ============

10.   D&E Share Exchange and
      Restructuring:

     On June 7, 1996, D&E became the parent company of Denver and Ephrata Telephone and Telegraph Company pursuant to the terms of the Agreement and Plan of Exchange (the Plan of Exchange), whereby each of the outstanding Telco common shares, par value $.50, was exchanged for three D&E common shares, par value $.16, (the D&E Share Exchange). In its effect, the D&E Share Exchange was similar to a three-for-one split of Telco common shares. As an additional aspect of forming the new holding company structure (the Restructuring), Telco issued D&E a dividend for all of the capital stock of Red Rose and Marketing. The preferred stock of Telco was not exchanged in the Restructuring.

     The general purpose of the Restructuring was to establish a corporate structure more appropriate for conducting non-regulated business activities.

     D&E became the successor to the agreements of Telco relating to capital stock as a result of the D&E Share Exchange. For comparative purposes, all information related to D&E common shares and per-share amounts for all periods presented have been restated.

11.   Shareholders' Equity:

Preferred Stock:

     In September 1994, Telco's Board of Directors approved the redemption of the 1,289 outstanding shares of Telco's Series B 5 1/2% Preferred Stock. The redemption occurred on February 1, 1995. Each share was redeemed at its $100 par value plus accrued dividends.

Common Stock:

     D&E established the Employee Stock Purchase Plan (ESPP), effective June 1994. The ESPP provides eligible employees of D&E the opportunity to purchase shares of D&E's common stock through payroll deductions. There are 300,000 shares of common stock reserved for issuance pursuant to the ESPP. The total number of shares purchased pursuant to the ESPP during 1996 and 1995 was 6,523 and 6,993, respectively.

     In November 1994, D&E established the Dividend Reinvestment and Stock Purchase Plan (DRP). The DRP provides all shareholders of D&E's common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock, 2) making optional cash purchases of not less than $100, up to a maximum of $5,000, per quarter while continuing to receive cash dividends, or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 300,000 shares of common stock reserved for issuance pursuant to the DRP. The total number of shares purchased through the DRP during 1996 and 1995 was 15,446 and 12,798, respectively.

     Shares for the ESPP and DRP may be purchased by participants at fair market value, which is defined as the average of the high and low per-share sale price as reported by the NASDAQ National Market on the day of the purchase. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price. D&E listed its stock on the NASDAQ National Market on October 1, 1996.

     At December 31, 1996 and 1995, the outstanding shares of common stock include 3,158,106 and 3,155,961 shares, respectively, held in a voting trust, certain trustees of which are officers of D&E.

12.   Employee Benefit Plans:

Employees' Retirement Plan:

     D&E's pension plan is a noncontributory defined benefit plan computed on an actuarial basis covering all eligible employees. Pension benefits are based upon length of service and the employee's compensation as the average of the highest three years for the ten-year period prior to retirement. Accrued benefits are vested after five years of participation in the plan. Assets of the pension plan consist primarily of stocks and bonds.

     Net pension expense for 1996, 1995 and 1994 included the following components:

                                           1996         1995          1994
                                           ----         ----          ----
Service cost - benefits earned
   during the period.....            $  562,808   $  361,312    $  395,063
Interest cost on projected
   benefit obligation....             1,078,395    1,023,591       965,737
Actual return on assets..            (1,211,813)  (2,331,128)      223,122
Net amortization and
   deferral..............               384,060    1,385,199    (1,095,512)
                                     ----------   ----------    ----------
Net periodic pension
   expense...............            $  813,450    $ 438,974    $  488,410
                                     ==========   ==========    ==========

     The following assumptions were used for determining net periodic pension expense:

                                          1996     1995     1994
                                          ----     ----     ----

Discount rate..........................   7.0%     8.5%     7.5%
Rates of increase in
   compensation levels.................   4.5%     4.5%     4.5%
Expected long-term rate of
   return on assets....................   9.75%    9.75%    9.75%


     The following table summarizes the pension plan's funded status and the related amounts recognized in the Consolidated Balance Sheets at December 31:

                                               1996            1995
                                               ----            ----

Actuarial present value of
  benefit obligations:

Vested benefit obligation........      ($12,800,000)   ($11,800,000)
                                       ============    ============
Accumulated benefit obligation...      ($14,400,000)   ($13,200,000)
                                       ============    ============
Plan assets at fair value........       $12,909,615     $11,939,913
Projected benefit obligation.....      ( 16,697,922)    (15,561,455)
                                       ------------     -----------
Plan assets less than projected
   benefit obligation............      (  3,788,307)    ( 3,621,542)
Unrecognized net loss............         1,781,598       2,278,294
Prior service cost...............           387,415         256,433
Unrecognized net asset...........      (    127,714)    (   191,447)
                                       ------------     -----------
Pension liability recognized in the
   consolidated balance sheets...      ($ 1,747,008)    ($1,278,262)
                                       ============    ============

     The discount rate used in determining the projected benefit obligation was 7.5% at December 31, 1996, and 7.0% at December 31, 1995.

     The accrued pension liability at December 31, 1996, amounted to $1,747,008. The current portion of the liability, $181,570, is included in Accounts Payable. The long-term portion, $1,565,438, is reflected in Other Liabilities, recorded as Accrued retirement benefits.

Voluntary Retirement Program:

     In October 1996, D&E offered a supplemental early retirement plan to certain eligible salaried and hourly employees. Ten employees elected to participate in this offer effective December 31, 1996. As a result, D&E recorded additional operating expense of $354,365, with a per-share effect of $.06, related to the additional pension plan expense.

Employees' 401(k) Savings Plan:

     D&E also has an employee savings plan available to all eligible employees (Savings Plan). Participating employees may contribute a portion of their compensation to the Savings Plan and D&E makes matching contributions up to a specified level. D&E may also make discretionary profit-sharing contributions. D&E's contribution, made in cash, amounted to $164,596 in 1996, $154,857 in 1995 and $142,856 in 1994.

Employee Stock Ownership Plan:

     In July 1992, D&E established the Employee Stock Ownership Plan (ESOP) covering all eligible employees. Unallocated shares are held in a "suspense account" in the ESOP's trust fund until allocated to participants' accounts. D&E makes quarterly contributions to the ESOP, which, along with the dividends on unallocated shares, are used to repay the ESOP Note. As principal payments on the ESOP Note are made, unallocated shares held in the suspense account are released and allocated among the accounts of participants. Participants have a legal right to their allocated accounts upon vesting. Dividends on shares allocated to participants' accounts are allocated to such accounts in the form of stock released from the suspense account.

     Both unallocated and allocated shares of the ESOP are considered outstanding for purposes of calculating the EPS. The ESOP Note is reflected as long-term debt with a corresponding reduction in shareholders' equity for the unearned ESOP compensation, which represents D&E's payment of future compensation expenses. D&E's principal and interest payments on the ESOP Note, offset by unallocated dividends, are reported as compensation and interest expense. The common shares allocated are measured based upon the fair value of the shares committed to be released. Dividends on the unallocated shares held by the ESOP are charged to retained earnings.

Information related to the ESOP is summarized as follows:

                               1996           1995            1994
                               ----           ----            ----

Compensation expense.....  $172,667       $170,756        $169,216
Interest expense.........    88,309        104,361         119,827
Dividends on
  unallocated shares.....  ( 53,404)      ( 60,007)       ( 66,249)


     D&E shares held by the ESOP are summarized as follows at December 31:

                                           1996          1995
                                           ----          ----

Unallocated......................       109,729       138,096
Allocated........................       124,790        98,580

13.   Postretirement Health Care Benefits:

     D&E provides certain basic health care benefits to eligible individuals who retired between the period of December 31, 1972 and July 1, 1992. Those benefits are provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Additionally, an insurance company provides specific and aggregate stop-loss coverage, the costs of which are based on benefits paid during the year.

     Effective July 1992, retiree health care benefits were discontinued for active employees in conjunction with the establishment of the ESOP benefit plan. As a result, the annual accruals represent the estimated cost of health care benefits for certain eligible retired employees determined on an actuarial basis. Those costs amounted to $93,605 in 1996, $112,174 in 1995 and $107,633 in 1994.

14.   Merger:

     On February 20, 1997, the shareholders of PCS One approved the Agreement and Plan of Merger (the Merger) dated December 12, 1996, by and between the companies, whereby PCS One will merge with and into D&E. Additionally, on January 31, 1997, the FCC approved the transfer of the C Block broadband PCS license for the Lancaster, PA, Basic Trading Area (the Lancaster License) from PCS One to D&E. D&E anticipates that the Merger will occur by the end of March 1997.

     Pursuant to the terms of the Merger, shares of D&E common stock will be exchanged for all of the outstanding shares of PCS One common stock (the Share Exchange). To consummate the Merger, D&E will issue approximately 320,000 common shares in the Share Exchange (or $8 million before deducting PCS One's costs, including its share of the registration costs for the D&E common stock to be issued in connection with the Merger). The Merger will be accounted for under the purchase method of accounting. The purchase price in excess of the underlying fair value of the net assets acquired will be amortized over a period of forty years.

     In September 1996, PCS One was granted the Lancaster License as a result of bidding in the FCC radio spectrum auctions. The Lancaster License is the principal asset of PCS One. PCS One purchased the Lancaster License for $13.2 million (net after the 25% entrepreneurs' discount) and issued a ten-year note payable to the FCC in the amount of $11.9 million. Interest of 7% is payable on the note for the first six years; interest and principal will be made over the remaining four years of the term of the loan. Additionally, the Lancaster License serves as collateral for the note payable to the FCC.

15.   Subsequent Events:

     On January 15, 1997, D&E was the successful bidder in the FCC radio spectrum auction for the D Block broadband PCS license for the Harrisburg, PA, Basic Trading Area and the E Block broadband PCS license for the York, PA, Basic Trading Area. D&E filed applications with the FCC on February 19, 1997, to purchase the two PCS licenses for a total price of $1.5 million. In 1996, D&E had deposited $1.3 million with the FCC, and in January 1997, the FCC returned $992,800 of this deposit to D&E. Pending a period of reconsideration, D&E expects to be awarded the two PCS licenses by April 1997.

     D&E anticipates forming a new subsidiary in 1997 to design, construct and provide PCS services in the three markets of Lancaster, Harrisburg and York. During 1997, D&E entered into commitments with an equipment manufacturer to purchase up to $8 million of equipment for the PCS switch and network facilities.

     D&E is negotiating a $10 million financing arrangement with two local banks to obtain additional funds for the development and construction of the PCS network. Terms of the agreements are being negotiated and final approval is expected by April 1997. D&E also expects to establish an additional $3 million line of credit with a local bank.

Report of Independent Accountants

To the Stockholders and Board of Directors of Monor Communications Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Monor Communications Group, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statement of loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monor Communications Group, Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.
------------------------------

Lincoln, Nebraska
March 15, 1996

MONOR COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995



                                ASSETS                                 1996            1995
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                    $  1,020,793     $    430,955
     Receivables                                                     2,480,521        2,665,867
     Inventories                                                        57,280          323,934
     Prepaid expenses                                                   47,317          208,270
                                                                  ------------     ------------
       Total current assets                                          3,605,911        3,629,026
                                                                  ------------     ------------
Property, plant and equipment, at cost:
     Property, buildings and central plant                          38,754,875       13,918,608
     Office equipment                                                1,338,358        1,331,490
     Operations equipment                                           11,299,655        8,327,976
     Leased vehicles                                                   731,874          851,536
     Construction in progress                                       10,082,949       32,152,566
                                                                  ------------     ------------
                                                                    62,207,711       56,582,176
       Accumulated depreciation and amortization                    (4,222,161)      (2,050,090)
                                                                  ------------     ------------
       Net property, plant and equipment                            57,985,550       54,532,086
                                                                  ------------     ------------
Other assets:
     Intangible assets, net of accumulated amortization              2,465,070        3,619,015
     Marketable securities                                           1,500,000        1,521,568
                                                                  ------------     ------------
       Total other assets                                            3,965,070        5,140,583
                                                                  ------------     ------------
                                                                  $ 65,556,531     $ 63,301,695
                                                                  ============     ============


   The accompanying notes are an integral part of the consolidated financial statements.

MONOR COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 1996 and 1995



              LIABILITIES AND SHAREHOLDERS' EQUITY                   1996            1995
                                                                 (Unaudited)
Current liabilities:
     Notes payable to bank                                      $    987,898     $    655,881
     Bridge loans payable to related parties                          60,000           60,000
     Accounts payable                                              1,946,343        1,443,157
     Accrued liabilities                                           2,179,571        2,984,444
     Accounts payable to related parties                           1,735,032          573,410
     Current installments of capital lease obligations               230,656          233,085
                                                                ------------     ------------

                Total current liabilities                          7,139,500        5,949,977
                                                                ------------     ------------

Long-term debt                                                    30,000,000       30,000,000
Preferred notes payable to shareholders                            3,850,010        3,850,010
Accrued interest payable on preferred notes                        1,506,079          782,506
Capital lease obligations, less current installments                  68,721          335,591
Deferred revenue                                                   2,669,222        2,685,768
Other liabilities                                                    920,531           80,000
                                                                ------------     ------------

                Total other liabilities                           39,014,563       37,733,875
                                                                ------------     ------------

Minority interest                                                  1,634,274        1,706,489
                                                                ------------     ------------

Commitments and contingencies (Notes 11 and 16)

Shareholders' equity:
     Common stock, $.10 par value
        Authorized 5,000,000 shares; Issued and outstanding:
          Series A (91, 979 in 1995 and 1994)                          9,198            9,198
          Series B (3,338,670 in 1996 and 2,853,333 in 1995)         333,867          285,333
     Additional paid-in capital                                   43,238,096       34,186,629
     Foreign current translation adjustment                       (9,414,966)      (5,506,410)
     Unrealized gain on marketable securities, net of tax              2,716            1,772
     Retained deficit                                            (16,400,717)     (11,065,168)
                                                                ------------     ------------

                Total shareholders' equity                        17,768,194       17,911,354
                                                                ------------     ------------

                                                                $ 65,556,531     $ 63,301,695
                                                                ============     ============


   The accompanying notes are an integral part of the consolidated financial statements.

MONOR COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
for the years ended December 31, 1996 and 1995


                                                            1996             1995
                                                        (Unaudited)
Operating revenue:
     Telephone service                                 $ 10,722,115     $  5,125,844
     Other                                                1,009,880          382,602
                                                       ------------     ------------

                Total operating revenue                  11,731,995        5,508,446

Operating expenses and costs:
     Operating expenses                                   4,712,005        3,921,352
     Management services - related parties                2,194,300        2,257,254
     Depreciation and amortization                        3,381,834        2,850,915
                                                       ------------     ------------

                Total operating expenses and costs       10,288,139        9,029,521

                Operating income (loss)                   1,443,856       (3,521,075)

Other income (expenses):
     Interest income                                        147,739          283,704
     Interest expense                                    (1,923,263)      (1,068,057)
     Interest expense - related parties                           0          (51,327)
     Other                                                 (182,685)        (518,024)
     Foreign currency gain (loss)                          (408,726)        (458,242)
     Loss on foreign currency translation                (4,971,532)      (4,949,528)
                                                       ------------     ------------

                Total other expenses                     (7,338,467)      (6,761,474)
                                                       ------------     ------------

Loss before minority interest in loss of subsidiary      (5,894,611)     (10,282,549)

Minority interest in loss of subsidiary
Minority interest in loss of subsidiary                     559,062          980,452
                                                       ------------     ------------

     Net loss                                          $ (5,335,549)    $ (9,302,097)
                                                       ============     ============

     Net loss per share                                $      (1.65)    $      (3.71)

     Weighted average shares outstanding                  3,231,694        2,510,690


   The accompanying notes are an integral part of the consolidated financial statements.

MONOR COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1996 and 1995


                                                                           Foreign
                                                           Additional      Currency      Unrealized
                                              Common        Paid-In       Translation     Gain on
                                              Stock         Capital       Adjustment     Securities
                                             --------    ------------    -------------   -----------
Balances, December 31, 1994                $   198,198    $20,287,962    $  (189,272)    $         0

Sale of common stock Series B
  at $12.50 share                               80,000      9,920,000              0               0

Sale of common stock Series B
  at $18.75 share                               21,333      3,978,667              0               0

Change in unrealized gain on
  securities, net of tax                             0              0              0           1,772


Foreign currency translation
  adjustment                                         0              0     (5,317,138)              0

Net loss                                             0              0              0               0
                                           -----------    -----------    -----------     -----------

Balance, December 31, 1995                     294,531     34,186,629     (5,506,410)          1,772

Sale of common stock Series B
  at $12.50 share                                    0              0              0               0

Sale of common stock Series B
  at $18.75 share                               48,534      9,051,467              0               0

Change in unrealized gain on
  securities, net of tax                             0              0              0             944


Foreign currency translation
  adjustment                                         0              0     (3,908,556)              0

Net loss                                             0              0              0               0
                                           -----------    -----------    -----------     -----------
Balances, December 31, 1996 (unaudited)    $   343,065    $43,238,096    $(9,414,966)    $     2,716
                                           ===========    ===========    ===========     ===========


                                                                Total
                                              Retained       Shareholders
                                               Deficit          Equity
                                             ------------    -------------


Balances, December 31, 1994                 $ (1,763,071)    $ 18,528,817

Sale of common stock Series B
  at $12.50 share                                      0       10,000,000

Sale of common stock Series B
  at $18.75 share                                      0        4,000,000

Change in unrealized gain on
  securities, net of tax                               0            1,772


Foreign currency translation
  adjustment                                           0       (5,317,138)

Net loss                                      (9,302,097)      (9,302,097)
                                            ------------     ------------

Balance, December 31, 1995                   (11,065,168)      17,911,354

Sale of common stock Series B
  at $12.50 share                                      0                0

Sale of common stock Series B
  at $18.75 share                                      0        9,001,001

Change in unrealized gain on
  securities, net of tax                               0              944


Foreign currency translation
  adjustment                                           0       (3,908,556)

Net loss                                      (5,335,549)      (5,335,549)
                                            ------------     ------------
Balances, December 31, 1996 (unaudited)     $(16,400,717)    $ 17,768,194
                                            ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

MONOR COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996 and 1995


                                                                                   1996             1995
                                                                                (Unaudited)
Cash flows from operating activities:
     Cash received from customers                                              $ 17,577,200     $  4,007,801
     Cash paid to suppliers and employees                                        (9,465,714)      (4,040,200)
     Miscellaneous receipts (payments)                                              129,581        3,938,806
     Interest received                                                              164,484          497,820
     Interest paid                                                               (1,194,921)        (433,907)
                                                                               ------------     ------------
                Net cash provided by operating activities                         7,210,630        3,970,320

Cash flows from investing activities:
     Proceeds from sale of fixed assets                                             230,705                0
     Capital expenditures                                                       (18,191,374)     (45,488,824)
     Decrease (increase) in restricted cash                                               0        1,147,176
     (Purchase) maturities of marketable securities                                  23,000       (1,497,775)
     Acquisition of intangible assets                                               (27,744)        (216,932)
                                                                               ------------     ------------
                Net cash used in investing activities                           (17,965,413)     (46,056,355)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                             0       30,000,000
     Debt issuance costs                                                                  0       (1,075,905)
     Proceeds from sale of common stock                                           9,100,000       14,000,000
     Operating advances from (paid) with related parties                                  0       (4,606,091)
     Sale of subsidiary stock to minority interests                                 244,966                0
     Increase in other long-term liabilities                                      1,850,086        1,518,860
     Payment of capital lease obligations                                          (215,011)        (163,966)
     Increase (decrease) in notes payable                                           468,886         (437,693)
                                                                               ------------     ------------
                Net cash provided by financing activities                        11,448,927       39,235,205

Effect of exchange rate movements of cash                                          (104,306)        (442,736)
                                                                               ------------     ------------
Net increase in cash and cash equivalents                                           589,133       (3,293,566)

Cash and cash equivalents at beginning of period                                    430,955        3,724,521
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $  1,020,088     $    430,955
                                                                               ============     ============



   The accompanying notes are an integral part of the consolidated financial statements.

MONOR COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued for the years ended December 31, 1996 and 1995




                                                                                   1996             1995
                                                                                (Unaudited)
Reconciliation of net loss to net cash provided by (used in) operating activities:
    Net loss                                                                   $ (5,335,549)    $ (9,302,097)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
         Depreciation and amortization                                            3,461,866        2,859,915
         Accretion                                                                     (487)         (21,021)
         Unrealized loss for currency translation                                 4,971,532        4,949,528
         Loss on sale of fixed assets                                                47,661                0
         Allowance for doubtful accounts                                             22,807          180,575
         Minority interest                                                         (559,062)        (980,452)
         Change in assets and liabilities:
            Receivables                                                            (120,852)       3,025,004
            Inventory                                                             2,600,251         (251,117)
            Prepaid expenses                                                              0          (71,621)
            Accounts payable and accrued liabilities                                477,517        3,174,805
            Deferred revenue                                                      1,644,946          415,801
                                                                               ------------     ------------
            Total adjustments                                                    12,546,179       13,272,417
                                                                               ------------     ------------
            Net cash provided by (used in) operating activities                $  7,210,630     $  3,907,320
                                                                               ============     ============
Supplemental disclosure of noncash investing and financing activities:
 Equipment acquired under capital leases                                       $     25,778     $    303,894



   The accompanying notes are an integral part of the consolidated financial statements.

MONOR COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization:

Monor Communications Group, Inc. (the Company) was organized in December 1993 as a Limited Liability Company to act in association with two privately-held Hungarian companies to acquire the concession to provide telecommunication services to the Monor Region of Hungary through a Hungarian company, Monor Telefon Tarsasag Rt. (MTT). The Company's founding members are comprised of three companies: Consolidated Companies, Inc.; D&E Marketing Corp., a wholly-owned subsidiary of Denver & Ephrata Telephone and Telegraph Company; and HunTel Systems, Inc. (the founders).

In April 1994, the Company reorganized into a "C" Corporation incorporated in Delaware. This was followed by a stock offering which broadened the ownership base of the Company. In June 1996 the Company reincorporated as a Nebraska corporation and reduced the number of authorized shares from 25,000,000 to 5,000,000. The principal shareholder is now United International Holdings, Inc.
(UIH) which owns 50% of the Series B Voting shares while the three founding members own the remaining 50% in equal proportions. The Series A shareholders have no voting rights.

MTT was founded in December 1993 and commenced small scale investment in a telecommunications network pending decision by the Hungarian Government on a concession. Telephone service operations began in 1994 after successfully winning the concession to provide telecommunication services to the Monor primary region. In 1996, MTT has begun construction of a cable television network and is offering cable television services along with telephone service.

The Company has previously been reported on as a development stage enterprise as there had been no significant revenue generated from the planned principal operations prior to 1996.

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Monor Communications Group, Inc., its wholly-owned subsidiary, MCG Management, Inc., and its 88.69% owned subsidiary, MTT. The minority ownership of MTT consists of the municipalities which constitute the Monor primary area of Hungary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidation, Continued

During 1995, the Company received permission from the Hungarian Ministry of Telecommunications and Transportation to increase its ownership stake in MTT from 74.25% to a maximum of 90%. The Company has a 10-year agreement allowing them to maintain this ownership ratio, after which the Hungarian national capital ownership must return to 25%.

MTT comprises substantially all of the assets and operations of the Company.

Foreign Currency Translation

The financial position and results of operations of MTT are measured using the local currency, the Hungarian Forint, as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in shareholders' equity. Foreign currency transaction gains and losses, as well as translation adjustments for monetary assets and liabilities of MTT that are denominated in currencies other than the Forint are recognized in the statement of net loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid debt instruments with an original maturity of three months or less and are carried at cost which approximates fair value due to the short maturities.

Inventory

Inventory includes telephone merchandise held for sale. Inventories are stated at the lower of cost or market with cost determined using average costs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, except for land which is not depreciated. Cost includes all materials and attributable direct labor and overhead associated with preparing the asset for use. Depreciation of plant and equipment is computed for financial reporting purposes using the straight line method over the estimated useful lives of the assets. Useful lives range from up to 50 years for buildings, up to 25 years for network, up to 7 years for office furniture and equipment and up to 3 years for leased vehicles.

Property, Plant and Equipment, Continued

Costs incurred in developing new networks, including network design, negotiation of rights-of-way and obtaining legal/regulatory authorization costs consisting of substantially all nondevelopment costs incurred during the preoperating phase of a newly-constructed network for a specified region are capitalized and depreciated over their respective useful life beginning with the start of operations.

Maintenance, repair and rearrangement costs are expensed as incurred. All betterments and renewals which increase the productive capacity or the economic lives of assets are capitalized, as are costs associated with the engineering and design of new facilities. The cost and related accumulated depreciation are relieved from the respective accounts when assets are retired. Gain or loss resulting from the disposal of assets is included in the statements of loss.

Intangible Assets and Amortization

Intangible assets are stated at cost less accumulated amortization and consist principally of the concession fee, organizational and development costs, deferred debt expenses, and software. These items are being amortized over their expected useful lives which range from 8 years for the concession to 5 years for the organizational costs and 3 years for the software. Deferred debt expenses are amortized over the life of the related debt.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of computing income taxes. Deferred tax assets have not been recognized because it is uncertain to what extent the Company may benefit from utilization of net operating losses. The Company has federal and state operating loss carryforwards of approximately $1,960,000 which expire in 2009 through 2011.

MTT is currently operating under a tax holiday in Hungary which grants 100% relief from taxes in the first 5 years to be followed by 60% relief for the following 5 years. Therefore, no deferred taxes have been provided.

Revenue Recognition

The Company recognizes revenue in the month telecommunication services are provided.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3. Cash and Restricted Cash:

Cash includes cash on hand and cash on deposit with financial institutions of high credit quality.

4. Marketable Securities:

Marketable securities available for sale at December 31, 1995 consisted of a U.S. Treasury Note purchased in 1995 for $1,497,775 with a February 1996 maturity, amortized carrying cost of $1,518,796, and gross unrealized gains of $2,772. The marketable securities are held in an escrow account at a local bank and are designated as funds to be used in capitalizing MTT per the terms of a long-term debt agreement with the Overseas Private Investment Corporation. In 1996, the Treasury Note matured and the funds transferred into a U.S. federated money market fund.

5. Receivables:

Receivables consist of the following at December 31, 1996 and 1995:

                                      1996          1995
                                  (Unaudited)
Trade receivables                  $1,946,311    $1,399,403
Value added tax recoverable                 0       394,656
Short-term advance                     89,645       101,322
Other                                 616,196       948,248
                                   ----------    ----------
                                    2,652,152     2,843,629
Allowance for doubtful accounts       171,631       177,762
                                   ----------    ----------
                                   $2,480,521    $2,665,867
                                   ==========    ==========

6. Property, Plant and Equipment:

Depreciation and amortization expense for leased assets was $233,323 and $272,349 and for other assets $2,251,907 and $1,811,415 for the years ended December 31, 1996 and 1995, respectively. Interest expense of $2,297,734 and $2,513,625 was capitalized for the year ended December 31, 1996 and 1995, respectively.

7. Intangible Assets:

Intangible assets consisted of the following at December 31, 1996 and 1995:

                                            1996           1995
                                        (Unaudited)
Concession rights                       $ 1,234,873     $ 1,457,513
Organizational and development costs      1,535,914       1,812,831
Deferred debt expense                       813,902         960,644
Property rights                               1,111           1,312
Software                                    266,159         283,961
                                        -----------     -----------
Total intangible assets                   3,851,959       4,516,261
Accumulated amortization                 (1,386,889)       (897,246)
                                        -----------     -----------
                                        $ 2,465,070     $ 3,619,015
                                        ===========     ===========

Amortization expense for the years ended December 31, 1996 and 1995 was $71,264 and $86,984 for software and $418,379 and $680,167 for other intangible assets, respectively.

8. Note Payable to Bank:

Note payable to bank consists of an uncollateralized short-term line of credit with Credit Lyonnais Bank in Hungary with an interest rate of 25.75%.

9. Bridge Loans Payable to Related Parties:

The Company had 7% bridge loans due on demand with the founders amounting to $60,000 at December 31, 1996 and 1995.

10. Deferred Revenue:

Prior to July 20, 1995, MTT collected moneys from customers which are termed "construction contributions". These contributions were designed to partly assist the Company in covering its construction costs. The contributions are refundable to the customer on a pro rata basis over five years if service is discontinued. The contributions are being recognized consistent with the amortization policy for the concession over eight years.

Due to a change in the Hungarian Telecommunication law effective July 20, 1995, the subscription deposit is no longer broken into installation and construction contributions. The Company policy is to recognize one third of the deposit as installation revenue and defer the remainder over eight years which is consistent with the previous accounting treatment.

11. Capital Lease Obligations:

MTT has entered into financing leases for vehicles. These leases have three year terms with a bargain purchase option at the end of the lease. The payment schedule for the remaining years is as follows. The exchange rate at December 31, 1995, was used in translating the future payments.

  1996                                 $ 303,604
  1997                                    75,131
  1998                                    10,740
                                       ---------
  Total minimum obligations              389,475
  Less amount representing interest      (90,098)
                                       ---------
                                         299,377
  Current installments                  (230,656)
                                       ---------
  Long-term portion                    $  68,721
                                       =========


12. Long-Term Debt:

In February 1995, MTT entered into an agreement with the Overseas Private Investment Corporation for a U.S. dollar denominated $30 million loan. $22 million of the loan was received during the first quarter of 1995 and $8 million was received during the third quarter of 1995. The loan carries an interest rate equal to that charged by the U.S. Treasury on a security of equal maturity plus 285 basis points. At December 31, 1996, this rate approximated 10.36%. The loan is scheduled to be repaid in 14 equal semiannual installments beginning in June 1998.

Future maturities for the next five years are as follows:

         1997                      $        0
         1998                       4,285,714
         1999                       4,285,714
         2000                       4,285,714
         2001                       3,993,000

The loan may be prepaid with a prepayment premium ranging from 3% to 1% over the first three years of the loan. The loan carries various covenants which require MTT to maintain certain financial ratios such as working capital and debt to equity at specified levels, restricts the payment of dividends, and limits the amounts of management fees payable to the Company and the amount of annual rents under leases. The loan is collateralized by all of the Series B common stock of the Company and the stock of MTT owned by the Company.

13. Preferred Notes Payable to Shareholders:

In conjunction with the offering of common stock in 1994, the Company issued 15% preferred promissory notes to the purchasers. Principal and interest become due and payable in a lump sum at the earlier of a change in control of the Company, sale of substantially all the assets of the Company, or the closing of an underwritten primary offering of any of the Company's securities under a Federal Securities Act of 1933 filing. These notes otherwise shall be of perpetual duration without right of repayment. The Company cannot prepay the notes without the consent of the holders. The notes are senior to the Company's equity securities but are subordinate to other indebtedness of the Company. Total interest incurred in 1996 and 1995 was $723,573 and $604,293, respectively.

14. Capital Stock:

The Series A common stock does not have voting rights. The holders of Series A common stock are entitled to a preference over Series B holders in the event a liquidation occurs, and will automatically convert into Series B common stock under certain circumstances such as an initial public offering or a sale of all or substantially all of the Company or its assets.

The Company issued 57,960 warrants in 1994 to the underwriter of its private placement memorandum (PPM) to purchase Series A common stock at an option price of $12.50 per share, which is the same as the price of the PPM amount as set by the Board of Directors. The warrants expire in 1999.

15. Related Party Transactions:

Accounts payable to related parties represents operating costs paid on behalf of the Company by the founders. Interest expense incurred by the Company in 1995 was $51,327 for bridge loans (Note 9) and advances made by the founders.

The Company has entered into a technical assistance agreement with the founders and UIH to provide technical and management services for both the telephone and cable television business of MTT. MTT will pay 5% of its gross revenues to the providers as a management fee. The total amount of management fees recognized in 1996 was $574,301 and in 1995 was $259,273.

MTT obtained management services provided by one of the founders. The total dollar amount of these services was $ 1,619,999 and $ 1,997,981 for 1996 and 1995, respectively.

MTT purchased $180,713 in 1995 of software and computer services from a subsidiary of one of the founders.

MTT granted a loan of $74,957 to a village, which is a minority shareholder of MTT, in order for the village to make its equity contribution. The loan will be repaid in 1997 and carries an interest rate equal to that of the Hungarian National Bank.

16. Contingencies and Commitments:

At December 31, 1996, MTT had commitments for equipment purchases and construction contracts which amounted to approximately $1,500,000.

MTT has operating leases for offices and office equipment. Future payments under these operating leases amount to $203,458 in 1997 and $81,278 in 1998.

As a Hungarian company, MTT must comply with local legislation regarding the distribution of earnings. Hungarian statutory accounts prevail in the determination of the amount of profit available for distribution to shareholders.

In July 1995, the city of Monor filed a lawsuit against MTT over the final payment associated with the purchase of the Monor city assets which took place in 1994. The Company is subject to various other legal actions arising out of the conduct of its business. Total amounts included in accrued liabilities were approximately $154,000 at December 31, 1995. In the opinion of management of the Company, amounts accrued in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.