Form 10-Q
period 1997-03-31
D&E COMMUNICATIONS INC
filed 1997-05-13
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  |X|  No __

(D & E Communications, Inc. is the successor registrant to Denver and Ephrata Telephone and Telegraph Company by virtue of a share exchange effective
June 7, 1996.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 9, 1997
--------------------------------------              ---------------------------
Common Stock, par value $.16 per share                  6,109,461 Shares

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



Item No.                                                                Page
--------                                                                ----

                          PART I. FINANCIAL INFORMATION


1.   Financial Statements

     Consolidated Statements of Income --
       For the three months ended
       March 31, 1997 and 1996 ...........................               1

     Consolidated Balance Sheets --
       March 31, 1997 and December 31, 1996 ...............              2

     Consolidated Statements of Cash Flows --
       For the three months ended
       March 31, 1997 and 1996 ............................              3

     Notes to Consolidated Financial Statements ...........            4-6


2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations ..................           7-12


3.   Quantitative and Qualitative Disclosure
     about Market Risks ...................................             13


                  PART II.  OTHER INFORMATION


6.   Exhibits and Reports on Form 8-K .....................          14-15



     SIGNATURES ...........................................             16

                    D&E Communications, Inc. and Subsidiaries
                        Consolidated Statements Of Income
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)



OPERATING REVENUES                                                                          1997               1996
                                                                                            ----               ----
  Local network services..............................................                 $  2,221,752      $  2,112,045
  Network access services.............................................                    4,094,731         3,916,975
  Long distance network services......................................                    1,055,747         1,109,400
  Directory advertising...............................................                      732,256           730,319
  Sales & services....................................................                    3,168,498         2,614,817
  Other...............................................................                      505,426           408,785
                                                                                       ------------      ------------
     Total operating revenues.........................................                   11,778,410        10,892,341

OPERATING EXPENSES

  Network operations..................................................                    1,285,511         1,534,069
  Network access......................................................                      490,519           492,156
  Depreciation........................................................                    1,886,530         1,781,873
  Customer services...................................................                      417,718           428,931
  Financial and administrative services...............................                    1,434,856         1,184,839
  Directory...........................................................                      502,519           472,912
  Operating taxes, other than income..................................                      386,335           361,062
  Costs of products sold..............................................                    1,587,435         1,203,297
  Other expenses......................................................                    1,593,991         1,235,438
                                                                                       ------------      ------------
     Total operating expenses.........................................                    9,585,414         8,694,577
                                                                                       ------------      ------------
          Operating income............................................                    2,192,996         2,197,764
                                                                                       ------------      ------------

OTHER INCOME (EXPENSE)

  Allowance for funds used during construction........................                       19,950            34,579
  Equity in net income (loss) of affiliates...........................                     (159,758)           71,553
  Interest expense....................................................                     (617,988)         (630,793)
  Other, net..........................................................                       28,247            11,466
                                                                                       ------------      ------------
     Total other income (expense).....................................                     (729,549)         (513,195)
                                                                                       ------------      ------------

          Income before minority interest, income taxes
            and dividends on utility series preferred stock...........                    1,463,447         1,684,569

MINORITY INTEREST.....................................................                       50,407               864
                                                                                       ------------      ------------

          Income before income taxes and dividends
            on utility series preferred stock.........................                    1,513,854         1,685,433

INCOME TAXES AND DIVIDENDS ON
    UTILITY SERIES PREFERRED STOCK....................................

          Income taxes................................................                      607,400           657,412
          Dividends on utility series preferred stock.................                       16,263                 0
                                                                                       ------------      ------------

                Total income taxes and dividends on
                   utility series preferred stock.....................                      623,663           657,412
                                                                                       ------------      ------------

NET INCOME............................................................                      890,191         1,028,021
                                                                                       ============      ============


  Average common shares outstanding...................................                    5,804,482         5,718,996

  Earnings per common share...........................................                       $  .15            $  .18
                                                                                       ============      ============
  Dividends per common share..........................................                       $  .10            $  .10
                                                                                       ============      ============


                 See notes to consolidated financial statements

                    D&E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                               March 31,
                                                                                                 1997               December 31,
                                     ASSETS                                                   (unaudited)               1996
                                                                                              -----------           ------------
CURRENT ASSETS
     Cash and cash equivalents..................................................                $ 347,166             $ 312,125
     Accounts receivable........................................................                6,695,234             8,454,775
     Accounts receivable and notes receivable - affiliated companies............                1,613,759             1,028,780
     Inventories, lower of cost or market, at average cost .....................                  931,192             1,009,904
     Prepaid expenses...........................................................                2,346,358             2,406,465
     Other current assets.......................................................                  824,831             1,393,336
                                                                                            -------------          ------------
            TOTAL CURRENT ASSETS................................................               12,758,540            14,605,385
                                                                                            -------------          ------------
INVESTMENTS
     Investments in affiliated companies........................................                9,627,228             9,580,320
     Other......................................................................                  327,403               327,403
                                                                                            -------------          ------------
                                                                                                9,954,631             9,907,723
                                                                                            -------------          ------------
PROPERTY, PLANT AND EQUIPMENT
     Telephone plant in service.................................................              112,197,960           110,961,586
     Under construction.........................................................                  955,805             1,233,340
                                                                                            -------------          ------------
                                                                                              113,153,765           112,194,926
     Less accumulated depreciation..............................................               49,060,236            47,207,238
                                                                                            -------------          ------------
                                                                                               64,093,529            64,987,688
                                                                                            -------------          ------------
OTHER ASSETS
     Unamortized software costs.................................................                   95,118               126,825
     Accounts receivable-affiliated company.....................................                  104,627               101,342
     PCS license................................................................               21,122,795                     0
     Other......................................................................                1,819,320             1,826,978
                                                                                            -------------          ------------
                                                                                               23,141,860             2,055,145
                                                                                            -------------          ------------
TOTAL ASSETS....................................................................            $ 109,948,560          $ 91,555,941
                                                                                            =============          ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable..............................................................            $   7,318,000          $  7,140,000
     Long-term debt maturing within one year....................................                1,222,453             1,220,158
     Accounts payable...........................................................                4,392,963             6,499,496
     Accounts payable - affiliated companies.....................................                 376,507               196,941
     Accrued taxes..............................................................                1,039,467               493,546
     Accrued interest and dividends.............................................                  862,049               468,780
     Advance billings, customer deposits and other..............................                2,417,397             2,842,432
                                                                                            -------------          ------------
             TOTAL CURRENT LIABILITIES..........................................               17,628,836            18,861,353
                                                                                            -------------          ------------

LONG-TERM DEBT..................................................................               36,766,767            24,888,193
                                                                                            -------------          ------------

OTHER LIABILITIES
     Deferred income taxes......................................................                6,262,636             6,545,013
     Regulatory liability, net..................................................                  745,958               778,783
     Accrued retirement benefits................................................                1,565,438             1,565,438
     Other......................................................................                   99,353               108,835
                                                                                            -------------          ------------
                                                                                                8,673,385             8,998,069
                                                                                            -------------          ------------

MINORITY INTEREST...............................................................                        0               229,973
                                                                                            -------------          ------------

PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100,
     cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
          Series A 4 1/2%:  14,456 shares.......................................                1,445,600             1,445,600
                                                                                            -------------          ------------

COMMITMENTS

SHAREHOLDERS' EQUITY
     Common stock, par value $.16, authorized shares 30,000,000.................                  922,676                918,508
       Outstanding shares,       5,766,726 at March 31, 1997
                                 5,740,674 at December 31, 1996
     Common stock issuable for merger,   317,667 shares.........................                7,307,372                      0
     Additional paid-in capital.................................................                2,673,083              2,020,656
     Unearned ESOP compensation.................................................                 (950,740)              (950,740)
     Retained earnings..........................................................               35,481,581             35,144,329
                                                                                            -------------           ------------
                                                                                               45,433,972             37,132,753
                                                                                            -------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................            $ 109,948,560           $ 91,555,941
                                                                                            =============           ============

                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                                 1997              1996
                                                                                                -----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income..................................................................            $  890,191         $ 1,028,021
    Adjustments to reconcile net cash provided by
    operating activities:
          Depreciation and amortization.........................................             2,037,613           1,896,699
          Deferred income taxes.................................................              (315,202)            (97,385)
          Undistributed (earnings) losses of affiliates.........................               159,758             (71,553)
          Distribution from affiliates..........................................                     0             230,000
          Tax benefits applicable to ESOP.......................................                 4,306               5,419
          Loss on retirement of property, plant and equipment ..................                43,818               1,756
          Allowance for funds used during construction..........................               (19,950)            (34,579)
          Losses applicable to minority interest................................               (50,407)               (864)
    Changes in operating assets and liabilities
          Accounts receivable...................................................               200,501             140,853
          Inventories...........................................................                78,712             (56,383)
          Prepaid expenses......................................................                60,107              71,044
          Accounts payable......................................................            (1,555,491)           (191,198)
          Accrued taxes and accrued interest ...................................               939,190             664,763
          Advance billings, customer deposits and other.........................              (425,035)           (255,702)
          Other, net............................................................              (415,162)           (524,651)
                                                                                            ----------         -----------

                      Net Cash Provided by Operating Activities.................             1,632,949           2,806,240
                                                                                            ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures........................................................            (1,129,531)         (1,352,025)
    Allowance for funds used during construction................................                19,950              34,579
    Proceeds from sale of assets................................................                36,091              24,838
    Cost of removal of plant retired............................................               (17,810)            (26,264)
    Acquisition of other assets.................................................              (430,784)           (159,742)
    Increase in investments and advances to affiliates..........................              (876,523)         (1,557,852)
    Decrease in investments and repayments from affiliates................. ....             1,074,393             494,019
                                                                                            ----------         -----------

                      Net Cash Used In Investing Activities.....................            (1,324,214)         (2,542,447)
                                                                                            ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Dividends on common stock...................................................              (492,994)           (528,126)
    Net proceeds from (payments on) revolving lines of credit...................               178,000             160,000
    Net contributions from minority interest....................................                     0               1,500
    Proceeds from issuance of common stock......................................                41,300              75,153
                                                                                            ----------         -----------

                      Net Cash Provided by (Used in) Financing Activities.......              (273,694)           (291,473)
                                                                                            ----------         -----------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS........................................................                35,041              (27,680)

CASH AND CASH EQUIVALENTS
    BEGINNING OF YEAR...........................................................               312,125               50,911
                                                                                            ----------         ------------

    END OF PERIOD...............................................................            $  347,166         $     23,231
                                                                                            ==========         ============

                See notes to consolidated financial statements.

Form 10-Q


                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      BASIS OF PRESENTATION


         D & E Communications, Inc. is a telecommunications holding company which became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company ("Telco") through a Restructuring (the "Restructuring") resulting from that certain Agreement and Plan of Exchange (the "Plan of Exchange") whereby each outstanding Common Share, $0.50 par value of Telco was exchanged (the "Share Exchange") for three Common Shares, $0.16 par value of D & E Communications, Inc. in June 1996. The accompanying consolidated financial statements include the accounts of D & E Communications, Inc. and its subsidiary companies("D&E").

         The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principals and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the financial statements for the three months ended March 31, 1996 have been reclassified for comparative purposes and to reflect the three-for-one stock-split effect of the Share Exchange effective June 7, 1996. D&E believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


(2)      NON-CASH FINANCING AND INVESTING ACTIVITIES

         D&E recorded non-cash transactions for shares of common stock issued or issuable in connection with two acquisitions. The deferred payment of $551,000 for Com Tech Technical Services ("Com Tech") was paid by issuance of 21,408 shares of D&E common stock in January 1997. Separately, $7,307,000 of the cost for the acquisition of PCS One, Inc.("PCS One") was paid by the issuance of 317,667 shares of D&E common stock. D&E also assumed a long-term note payable to the Federal Communications Commission ("FCC") for $11,879,000 as part of the PCS One acquisition. See Note 3.

Form 10-Q


                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)


(3)      ACQUISITIONS AND DISPOSITIONS OF AFFILIATED COMPANIES


         D&E is positioning itself to participate in a new generation of wireless services known as Personal Communications Services ("PCS"). On March 21, 1997 D&E merged with PCS One, the owner of the C-Block broadband PCS license to operate in the Lancaster, Pennsylvania market. The merger was accounted for as a purchase with no material effect on the consolidated net income in the first quarter. D&E recorded a cost of $21,123,000 for the PCS license acquired with the PCS One merger. D&E also recorded $7,307,000 for 316,667 shares of D&E common stock issuable to PCS One shareholders. Long-term debt to the FCC of $11,879,000 was assumed and a note payable to The D and E Group of $1,559,000 was assumed and eliminated in consolidation. D&E dissolved its 80% owned partnership, The D and E Group, which held a part interest in PCS One. D&E then formed a subsidiary corporation, D & E Investments, Inc. ("Investments") to hold the Lancaster C-Block license acquired as part of the merger with PCS One. No goodwill or additional contingent payments were recorded as part of the transactions.

(4)      SUBSEQUENT EVENTS

         On April 4, 1997, D&E formed an operating company, D & E Wireless, Inc. ("Wireless") to design, construct and operate the PCS network for the Lancaster, Harrisburg, and York market areas.


(5)      NOTES PAYABLE AND LONG-TERM DEBT

         As a result of the Restructuring, Telco negotiated amendments, effective June 7, 1996, to the financial covenants stipulated in each of the following Allstate Life Insurance Company ("Allstate") Senior Note
     Agreements: 9.18% Senior Note due November 15, 2021, 7.55% Senior Note due November 15, 2007 and 6.49% Senior Note due January 14, 2004. Prior to the Restructuring, the covenants contained in these note agreements were calculated based upon consolidated Telco financial data. In connection with the restructuring, Telco transferred all the capital stock of its subsidiaries to D&E. The amendments changed the limit on accumulated distributions and restricted investments from $9,000,000 plus 75% of accumulated consolidated net income of Telco, to $5,000,000 plus 75% of accumulated net income of Telco. The distributions, restricted investments and net income are cumulative since June 30, 1991. These Senior Note Agreements of Telco are guaranteed by D&E.

         On February 2, 1995, Telco and the other investors in the Monor Communications Group ("MCG") entered into a Project Completion Agreement with the Overseas Private Investment Corporation ("OPIC") as a condition to OPIC's Finance Agreement with Monor Telephone Company ("MTT"). The Finance

Form 10-Q


                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)


     Agreement provides a credit facility to MTT in an amount up to $30,000,000. The Project Completion Agreement provides that Telco will guarantee payments to MTT or MCG in an amount determined by OPIC, not to exceed $3,333,000, if, in the opinion of OPIC, MTT has insufficient funds to achieve project completion or to meet its obligations as they become due and payable.

          The loan agreements with Allstate described above have waived consideration of the guarantee as part of Telco debt in calculating certain covenant conditions of the notes. The waivers which expired on April 1, 1997 have been extended to November 30, 1997 by amendments dated April 1, 1997.


(6)      STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. D&E currently estimates there will be no impact on its financial statements upon the adoption of SFAS No. 128.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months ended March 31, 1996 have been reclassified for comparative purposes and to reflect the three-for-one stock-split effect of the Share Exchange.


RESULTS OF OPERATIONS

     Net Income. Net income for the three months ended March 31, 1997 was $890,000, 13.4% less than the net income of $1,028,000 recorded in the corresponding period in 1996. The decrease occurred primarily due to a decrease in equity in net income of affiliates of $231,000. Earnings per common share totaled $.15, as compared with earnings per common share of $.18 in the first quarter of last year.


     Operating Revenues. Total operating revenues for the first quarter of 1997 were $11,778,000, an increase of $886,000 or 8.1% from the corresponding period last year.

     Local network services revenues are generated from providing local exchange and local private line services. Local network revenues for the three months ended March 31, 1997 were $2,222,000 an increase of $110,000 or 5.0% as compared to the same period in 1996. Revenues for the first quarter, increased primarily as a result of growth in access lines and local private lines and an increase in revenues from custom calling features. The number of access lines in service at March 31, 1997 increased 5.3% compared to March 31, 1996. The increase in access lines plus other local private lines, accounts for approximately $99,000 of the increase in local network service revenues for the three months ended March 31, 1997 over March 31, 1996. The increase in revenues from custom calling features for the three months ended March 31, 1997 over March 31, 1996 of $17,000 was primarily due to the increased number of customers subscribing to Caller Identification ("Caller ID") Deluxe. These increases were offset by small decreases in various other services.

     Network access services revenues are received from Telco's subscribers, from local exchange carriers, interexchange carriers ("IXCs") and cellular companies for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues in this category for the first quarter of 1997 were $4,095,000, an increase of $178,000 or 4.5% over the corresponding period in 1996. The increase in the first quarter was primarily due to an increase in the number of access lines generating approximately $87,000; a related increase in the minutes of use of cellular traffic generating approximately $46,000 of revenues; and an increased number of Local Exchange Carrier ports and other services accounting for $45,000 of the increase.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Long distance network services revenues are received from long distance calls made by residential and business customers within the Capital (southcentral) Region of Pennsylvania. Revenues in this category were $1,056,000 a decrease of $54,000 or 4.8% in the first quarter 1997 compared with the corresponding period in 1996. The decrease was primarily due to a decrease in minutes of use.

     Sales & services revenues consist primarily of the following services furnished by Red Rose Communications, Inc. ("Red Rose"): sales and service of business telephone systems and communications products, revenue from work at customers' sites and revenue from the long distance calling service, D and E Long Distance ("DELD"). Revenues in this category were $3,168,000, an increase of $554,000 or 21.2% for the first quarter of 1997 over the first quarter of 1996. The increase was primarily related to $424,000 in revenues generated from installation and maintenance of local area networks and wide area networks generated as a result of the acquisition of Com Tech in the fourth quarter of 1996 and $116,000 from new client sales of telephone systems completed.

     Miscellaneous revenues from a variety of services, increased $97,000 in the first quarter of 1997 compared to the prior year primarily as the result of software development services of approximately $64,000 performed in 1997.

     Operating Expenses. Total operating expenses for the three month period ended March 31, 1997 were $9,585,000. This amount represents an increase of $891,000 or 10.2% over the same period in 1996.

     Network operations expenses are incurred in maintaining D and E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, video conferencing and other materials and supplies. Expenses in this category were $1,286,000 a decrease of $249,000 or 16.2% for the first quarter of 1997 compared with the corresponding period in 1996. The first quarter reduction was primarily due to a decrease in wages and benefits, partially attributable to the early retirement staff reduction in December 1996.

     Depreciation expense was $1,887,000 an increase of $105,000 or 5.9% in the first quarter of 1997, over the corresponding period in 1996. The majority of the increase was attributable to an increase in plant in service in 1997 and new depreciation rates that were revised in April 1996.

     Financial and administrative services expenses were $1,435,000 an increase of $250,000 or 21.1% for the three month period ended March 31, 1997, over the corresponding period in the previous year. The increase was primarily due to an increase in wages and benefits.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Directory expenses were $503,000 an increase of $30,000 or 6.3% for the three months ended March 31, 1997 over the comparable period in 1996. The increase is primarily related to increased production costs of the phone directory.

     Costs of products sold consists primarily of the material costs of equipment sales. The costs of products sold were $1,587,000 an increase of $384,000 or 31.9% during the three month period ended March 31, 1997 compared to 1996. This increase was primarily related to $282,000 in material costs from installation and maintenance of local area networks and wide area networks generated as a result of the acquisition of Com Tech in the fourth quarter of 1996 and to new client equipment costs of approximately $79,000.

     Other expenses primarily include all operating expenses incurred by Red Rose and D & E Marketing Corp. ("Marketing") in the course of their business activities, excluding material costs and operating taxes other than income taxes. These expenses were $1,594,000 an increase of $359,000 or 29.0% for the three month period ended March 31, 1997, over the comparable period last year. This increase is primarily attributable to 1997 PCS development expenses of $249,000 and an increase in sales commissions and expenses associated with Marketing's investment in MCG.

     Other Income (Expense). Other income (expense) for the three months ended March 31, 1997 was $730,000 in net expenses, an increase of $216,000 over the net expense of the same period in 1996. The change in the first quarter was primarily related to a decreases in equity in net income of affiliates of $231,000. Equity in net income of affiliates decreased primarily due to a $226,000 increase in the first quarter in the losses of MCG.

     MCG is a domestic corporate joint venture which owns 88.7% of MTT, which operates a telephone company in Hungary. Marketing owns 16.5% of MCG. The net losses reported by MCG are directly related to the losses of MTT. These result primarily from the foreign currency translation losses related to the strength of the United States dollar in relation to other currencies. The foreign currency losses relate to the use by MTT of the Hungarian Forint ("HUF") as the functional currency for accounting purposes. These losses are expected to be countered by MTT's ability to raise rates to customers in order to repay the OPIC loan with devalued HUFs. The telecommunications rate regulation in Hungary permits MTT to make certain inflation adjustments based upon the Producer Price Index ("PPI"), and, in fact, MTT raised rates in January 1997. Therefore, management has decided the cost of foreign currency hedging is not currently warranted. The Hungarian government has been receptive to the conversion of HUFs to U.S. Dollars, and MTT has not experienced, and does not expect to experience, any difficulties in making the necessary currency conversions.

     Income Taxes. The federal and state income taxes decreased by $50,000 or 7.6% for the quarter ended March 31, 1997 over the corresponding period in 1996. The decrease in income taxes was primarily due to a decrease in pre-tax income. The effective income tax rate for the three months ended March 31,

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


1997 was 40.6%, compared to 39.0% for the corresponding period last year. The rate increased partially as a result of larger losses from MTT which do not benefit the state tax provision.


FINANCIAL CONDITION

     Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements including expansion and modernization of the network and business development. D&E expects that foreseeable capital requirements for its existing business will be financed primarily through internally generated funds and additional debt. Additional short or long-term debt or equity financing will be needed to fund new business development activities and to enhance D&E's capital structure.

     The primary source of funds to support ongoing business activities was $1,633,000 cash provided by operating activities during the three months ended March 31, 1997. The major working capital change which affected funds from operations was an accounts payable decrease primarily from the continued reduction of payables to Northern Telecom for equipment purchased and from a decrease in the payable of $551,000 recorded in 1996 for the deferred payment portion of the acquisition of Com Tech. The deferred payment for Com Tech was paid by the issuance of 21,408 shares of D&E common stock in January 1997.

     The investing activity included $1,130,000 in capital additions primarily for telephone plant in service. The major new investment was the acquisition of the C-Block broadband PCS license for the Lancaster, PA market area which was owned by PCS One, Inc. at the time of the merger. The total price of approximately $21,123,000 was primarily a non-cash transaction.

     The cash balance at March 31, 1997 was $347,000 and $5,682,000 was available from the $13,000,000 of short-term credit lines available at the end of the quarter. D&E is negotiating a financing arrangement with two local banks to obtain additional funds for the development and construction of the PCS network. D&E also expects to establish an additional $3,000,000 line of credit with a local bank for general business use. Subsequent to March 31, 1997 D&E entered into a Network Product Purchase Agreement with Northern Telecom Inc. to acquire approximately $8,000,000 of PCS equipment to be used in building the wireless network.

     D&E's ratio of total debt to total debt plus capital increased to 49.1% at March 31, 1997 from 46.3% at December 31, 1996. This increase resulted primarily from the increase in long-term debt to the FCC for the PCS license.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



OTHER

     During the third quarter of 1996, Telco exceeded 50,000 access lines. Therefore, on July 1, 1997 when the current traffic-sensitive access rates expire under the FCC Small Company Incentive regulation, Telco will be required to follow another method of determining these rates. Accordingly, in December 1996, Telco elected to rejoin NECA's Traffic Sensitive Pool and effective July 1, 1997, will revise its traffic-sensitive access rates and apply the rates from the NECA Interstate Access Tariff. Telco anticipates a decline of approximately $450,000 quarterly thereafter in interstate access revenue derived from interstate pool settlements. The interstate revenues that will be generated through participating in NECA access rates and settlements are more favorable than if Telco established rates based on its costs.

     D&E expanded its corporate organization through its merger with PCS One. In addition to liquidating The D and E Group, D&E formed two new subsidiaries. D & E Investments, Inc., a Nevada holding company, was formed in March to hold the C-Block broadband PCS license for the Lancaster, PA market acquired from PCS One, as well as the Harrisburg, PA D-Block and the York, PA E-Block PCS licenses acquired by Telco through the FCC's auction bidding process. D & E Wireless, Inc., a Pennsylvania company, was formed in April to design, construct and operate the PCS network.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. D&E currently estimates there will be no impact on its financial statements upon the adoption of SFAS No. 128.

     On May 7, 1997 the FCC released several orders as part of the process toward promoting competition by revising access charges and subsidies used to provide universal telephone service. The bulk of the orders have a near-term impact on price cap companies while retaining transition provisions for rural companies, such as Telco. D&E is reviewing the detail of these orders to assess the impact on future Telco operations.

                   D & E COMMUNICATIONS, INC AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS


     This quarterly report contains certain forward-looking statements as to the future performance of D&E and its various domestic and international investments and long term contracts, including MCG, MTT, Investments and Wireless. Actual results may differ as a result of factors over which D&E has no control, including but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

                   D & E COMMUNICATIONS, INC AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (continued)

                      Item 3. Quantitative and Qualitative
                          Disclosure About Market Risks


     D&E does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit                    Identification
  No.                        of Exhibit                         Reference
-------                    --------------                       ---------


10.1     Network Product Purchase Agreement                   Filed herewith. *
         between Northern Telecom, Inc. and
         D & E Communications, Inc. dated
         April 10, 1997.

10.2     Federal Communications Commission,                   Filed herewith.
         Radio Station Authorization of a
         Personal Communication Service-Broadband for the C-Block in Lancaster, PA issued
         March 28, 1997 to D & E Investments, Inc.

10.3     Installment Payment Plan Note between                Filed herewith.
         D & E Investments, Inc. and the Federal
         Communications Commission dated as of
         March 28, 1997, Re: $11,878,574   7.00%
         note due September 17, 2006.

10.4     Security Agreement dated March 28, 1997              Filed herewith.
         between D & E Investments, Inc. and the
         Federal Communciations Commission Re:
         the Installment Payment Plan Note due
         September 17, 2006.

10.5     Fifth Amendment to Note Agreement dated              Filed herewith.
         as of November 15, 1991 between Allstate
         Life Insurance Company, Allstate Life
         Insurance Company of New york, and Denver and Ephrata Telephone and Telegraph
         Company, dated as of April 1, 1997,
         Re: $10,000,000 9.18% Senior Notes due
         November 15, 2021.

10.6     Fourth Amendment to Note Agreement dated             Filed herewith.
         as of January 14, 1994 between Allstate
         Life Insurance Company and Denver and
         Ephrata Telephone and Telegraph Company
         dated as of April 1, 1997, Re: $10,000,000
         6.49% Senior Notes due January 14, 2004.

27       Financial Data Schedule.                             Filed herewith.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

(b)   Reports on Form 8-K:

          A Form 8-K was filed on April 7, 1997 in regard to the merger with PCS One, Inc.

------------------

* Confidential treatment requested with respect to portions thereof.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         D & E COMMUNICATIONS, INC.
                                                (Registrant)



Date: May 13, 1997                   By:  /s/ Thomas E. Morell
                                         -------------------------
                                              Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                            (On Behalf of the Registrant and
                                            as Principal Financial Officer)




UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 13, 1997.

                                INDEX TO EXHIBITS

Exhibit                    Identification
  No.                        of Exhibit                         Reference
-------                    --------------                       ---------


10.1     Network Product Purchase Agreement                   Filed herewith. *
         between Northern Telecom, Inc. and
         D & E Communications, Inc. dated
         April 10, 1997.

10.2     Federal Communications Commission,                   Filed herewith.
         Radio Station Authorization of a
         Personal Communication Service-Broadband for the C-Block in Lancaster, PA issued
         March 28, 1997 to D & E Investments, Inc.

10.3     Installment Payment Plan Note between                Filed herewith.
         D & E Investments, Inc. and the Federal
         Communications Commission dated as of
         March 28, 1997, Re: $11,878,574 7.00%
         note due September 17, 2006.

10.4     Security Agreement dated March 28, 1997              Filed herewith.
         between D & E Investments, Inc. and the
         Federal Communications Commission Re:
         the Installment Payment Plan Note due
         September 17, 2006.

10.5     Fifth Amendment to Note Agreement dated              Filed herewith.
         as of November 15, 1991 between Allstate
         Life Insurance Company, Allstate Life
         Insurance Company of New york, and Denver and Ephrata Telephone and Telegraph
         Company, dated as of April 1, 1997,
         Re: $10,000,000 9.18% Senior Notes due
         November 15, 2021.

10.6     Fourth Amendment to Note Agreement dated             Filed herewith.
         as of January 14, 1994 between Allstate
         Life Insurance Company and Denver and
         Ephrata Telephone and Telegraph Company
         dated as of April 1, 1997, Re: $10,000,000
         6.49% Senior Notes due January 14, 2004.


27       Financial Data Schedule.                             Filed herewith.

------------------

* Confidential treatment requested with respect to portions thereof.