Form 10-Q
period 1997-06-30
D&E COMMUNICATIONS INC
filed 1997-08-12
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
              the transition period from ___________ to ___________

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

                            Brossman Business Complex
                              124 East Main Street
                                  P.O. Box 458
                           Ephrata, Pennsylvania 17522
                    (Address of principal executive offices)


                  Registrant's Telephone Number: (717) 733-4101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X  No
                                                                ---    ---

(D & E Communications, Inc. is the successor registrant to Denver and Ephrata Telephone and Telegraph Company by virtue of a three-for-one share exchange effective June 7, 1996.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at August 8, 1997
                -----                            -----------------------------

Common Stock, par value $.16 per share                      6,115,457 Shares

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

Item No.                                                                   Page
--------                                                                   ----

                          PART I. FINANCIAL INFORMATION

1.  Financial Statements

             Consolidated Statements of Income --
                      For the three months and six months ended
                      June 30, 1997 and 1996 ......................         1

             Consolidated Balance Sheets --
                      June 30, 1997 and December 31, 1996 .........         2

             Consolidated Statements of Cash Flows --
                      For the six months ended
                      June 30, 1997 and 1996 ......................         3

             Notes to Consolidated Financial Statements ........          4-7

2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...............         8-16

3.  Quantitative and Qualitative Disclosure
             about Market Risks ................................           17

                           PART II. OTHER INFORMATION

4.  Submission of Matters to a Vote
             of Security Holders................................           18

6.  Exhibits and Reports on Form 8-K ..................                    19


             SIGNATURES ........................................           20

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                  D & E Communications, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)




                                                                         Three months Ended                 Six months Ended
                                                                               June 30                           June 30

OPERATING REVENUE                                                       1997              1996            1997             1996
                                                                        ----              ----            ----             ----

    Local network services ....................................    $  2,350,114     $  2,159,857     $  4,571,867     $  4,271,902
    Network access services ...................................       4,217,500        3,981,244        8,312,231        7,898,219
    Long distance network services ............................         982,608        1,013,599        2,038,355        2,122,999
    Directory advertising .....................................         779,437          743,723        1,511,692        1,474,041
    Sales & services ..........................................       3,210,949        3,272,934        6,379,447        5,887,752
    Other .....................................................         481,758          447,033          987,184          855,818
                                                                   ------------     ------------     ------------     ------------
                Total Operating Revenue .......................      12,022,366       11,618,390       23,800,776       22,510,731
                                                                   ------------     ------------     ------------     ------------
OPERATING EXPENSE

    Network operations ........................................       1,317,858        1,497,670        2,603,369        3,031,739
    Network access ............................................         431,212          443,860          921,730          936,016
    Depreciation ..............................................       1,914,035        1,781,338        3,800,565        3,563,211
    Customer services .........................................         428,687          425,805          846,405          854,735
    Financial and administrative services .....................       1,448,913        1,303,107        2,883,769        2,487,947
    Directory advertising .....................................         504,261          427,169        1,006,781          900,081
    Operating taxes, other than income ........................         354,459          381,341          740,794          742,403
    Costs of products sold ....................................       1,565,114        1,556,652        3,153,518        2,759,949
    Other .....................................................       1,629,997        1,300,553        3,223,019        2,535,991
                                                                   ------------     ------------     ------------     ------------
             Total Operating Expense ..........................       9,594,536        9,117,495       19,179,950       17,812,072
                                                                   ------------     ------------     ------------     ------------
               Operating Income ...............................       2,427,830        2,500,895        4,620,826        4,698,659
                                                                   ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)

     Allowance for funds used during construction .............          15,894           19,499           35,844           54,078
     Equity in net income of affiliates .......................         218,394          183,229           58,636          254,782
     Interest expense .........................................        (571,166)        (655,854)      (1,189,154)      (1,286,646)
     Other, net ...............................................         135,618          (12,697)         163,866           (1,231)
                                                                   ------------     ------------     ------------     ------------
        Total Other Income (Expense) ..........................        (201,260)        (465,823)        (930,808)        (979,017)
                                                                   ------------     ------------     ------------     ------------
             Income before minority interest, income taxes
                and dividends on utility series preferred stock       2,226,570        2,035,072        3,690,018        3,719,642

MINORITY INTEREST .............................................         (16,929)           6,753           33,478            7,616
                                                                   ------------     ------------     ------------     ------------
       Income before income taxes and
          dividends on utility series preferred stock .........       2,209,641        2,041,825        3,723,496        3,727,258

INCOME TAXES AND DIVIDENDS ON
    UTILITY SERIES PREFERRED STOCK

         Income taxes .........................................         891,537          858,424        1,498,937        1,515,835
         Dividends on utility series preferred stock ..........          16,263           16,263           32,526           32,526
                                                                   ------------     ------------     ------------     ------------
            Total Income taxes and dividends
               on utility series preferred stock ..............         907,800          874,687        1,531,463        1,548,361
                                                                   ------------     ------------     ------------     ------------
NET INCOME ....................................................    $  1,301,841     $  1,167,138     $  2,192,033     $  2,178,897
                                                                   ============     ============     ============     ============

         Average common shares outstanding ....................       6,110,109        5,725,187        5,963,491        5,722,091

         Earnings per common share ............................    $        .21     $        .20     $        .37     $        .38
                                                                   ============     ============     ============     ============
         Dividends per common share ...........................    $        .10     $        .10     $        .19     $        .19
                                                                   ============     ============     ============     ============


                See notes to consolidated financial statements.
                                       1

                   D&E Communications, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                                             June 30,
                                                                               1997           December 31,
                                ASSETS                                      (unaudited)          1996
                                                                           ------------      ------------
CURRENT ASSETS
        Cash and cash equivalents .....................................    $     446,818     $     312,125
        Accounts receivable ...........................................        7,242,581         8,454,775
        Accounts receivable and notes receivable - affiliated companies        1,997,482         1,028,780
        Inventories, lower of cost or market, at average cost .........          901,411         1,009,904
        Prepaid expenses ..............................................        1,651,868         2,406,465
        Other current assets ..........................................          461,325         1,393,336
                                                                           -------------     -------------
               TOTAL CURRENT ASSETS ...................................       12,701,485        14,605,385
                                                                           -------------     -------------
INVESTMENTS
        Investments in affiliated companies ...........................       10,678,956         9,580,320
        Other .........................................................          327,403           327,403
                                                                           -------------     -------------
                                                                              11,006,359         9,907,723
                                                                           -------------     -------------
PROPERTY, PLANT AND EQUIPMENT
        Telephone plant in service ....................................      113,101,968       110,961,586
        Under construction ............................................        5,159,205         1,233,340
                                                                           -------------     -------------
                                                                             118,261,173       112,194,926
        Less accumulated depreciation .................................       50,817,812        47,207,238
                                                                           -------------     -------------
                                                                              67,443,361        64,987,688
                                                                           -------------     -------------
OTHER ASSETS
        Unamortized software costs ....................................           63,411           126,825
        Accounts receivable-affiliated company ........................          108,366           101,342
        PCS licenses ..................................................       23,006,422                 0
        Other .........................................................        1,749,261         1,826,978
                                                                           -------------     -------------
                                                                              24,927,460         2,055,145
                                                                           -------------     -------------
TOTAL ASSETS ..........................................................    $ 116,078,665     $  91,555,941
                                                                           =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable .................................................    $  10,879,547     $   7,140,000
        Long-term debt maturing within one year .......................        1,224,748         1,220,158
        Accounts payable ..............................................        7,832,714         6,499,496
        Accounts payable-affiliated companies .........................                0           196,941
        Accrued taxes .................................................          404,520           493,546
        Accrued interest and dividends ................................          899,182           468,780
        Advance billings, customer deposits and other .................        2,093,244         2,842,432
                                                                           -------------     -------------
                TOTAL CURRENT LIABILITIES .............................       23,333,955        18,861,353
                                                                           -------------     -------------
LONG-TERM DEBT ........................................................       36,766,767        24,888,193
                                                                           -------------     -------------
OTHER LIABILITIES
        Deferred income taxes .........................................        5,882,029         6,545,013
        Regulatory liability, net .....................................          764,477           778,783
        Accrued retirement benefits ...................................        1,565,438         1,565,438
        Other .........................................................           35,788           108,835
                                                                           -------------     -------------
                                                                               8,247,732         8,998,069
                                                                           -------------     -------------

MINORITY INTEREST .....................................................                0           229,973
                                                                           -------------     -------------
PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100,
        cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
                Series A 4 1/2%:  14,456 shares .......................        1,445,600         1,445,600
                                                                           -------------     -------------

COMMITMENTS

SHAREHOLDERS' EQUITY
        Common stock, par value $.16, authorized shares 30,000,000 ....          974,508           918,508
          Outstanding shares, 6,113,590 at June 30, 1997
                              5,740,674 at December 31, 1996
        Additional paid-in capital ....................................       10,061,278         2,020,656
        Unearned ESOP compensation ....................................         (950,740)         (950,740)
        Retained earnings .............................................       36,199,565        35,144,329
                                                                           -------------     -------------
                                                                              46,284,611        37,132,753
                                                                           -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................    $ 116,078,665     $  91,555,941
                                                                           =============     =============



                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                                             1997            1996
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

        Net income ..................................................    $ 2,192,033     $ 2,178,897
        Adjustments to reconcile net cash provided by
        operating activities:
                Depreciation and amortization .......................      4,101,853       3,796,909
                Deferred income taxes ...............................       (677,290)       (166,056)
                Undistributed (earnings) losses of affiliates .......        (58,636)       (254,782)
                Distribution from affiliates ........................              0         414,000
                Tax benefits applicable to ESOP .....................          9,003          10,839
                Loss on retirement of property, plant and equipment .         48,081           9,042
                Allowance for funds used during construction ........        (35,844)        (54,078)
                Losses applicable to minority interest ..............        (50,407)         (7,617)
        Changes in operating assets and liabilities
                Accounts receivable .................................       (346,846)       (461,144)
                Inventories .........................................        108,493         (31,746)
                Prepaid expenses ....................................        754,597         677,731
                Accounts payable ....................................        278,953        (339,541)
                Accrued taxes and accrued interest ..................        341,376         (14,433)
                Advance billings, customer deposits and other .......       (749,188)     (1,508,234)
                Other, net ..........................................       (372,275)       (522,389)
                                                                         -----------     -----------
                        Net Cash Provided by Operating Activities ...      5,543,903       3,727,398
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

        Capital expenditures ........................................     (6,554,120)     (3,082,248)
        Allowance for funds used during construction ................         35,844          54,078
        Proceeds from sale of assets ................................        150,478          43,267
        Cost of removal of plant retired ............................        (48,640)        (48,146)
        Acquisition of other assets .................................       (801,801)       (466,136)
        Increase in investments and advances to affiliates ..........     (2,220,678)     (2,916,475)
        Decrease in investments and repayments from affiliates ......      1,197,752       2,487,524
                                                                         -----------     -----------
                        Net Cash Used In Investing Activities .......     (8,241,165)     (3,928,136)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

        Dividends on common stock ...................................     (1,008,140)     (1,049,598)
        Net proceeds from (payments on) revolving lines of credit ...      3,072,880       1,150,000
        Proceeds from issuance of demand note .......................        666,667               0
        Net contributions from minority interest ....................              0           1,500
        Proceeds from issuance of common stock ......................        100,548         173,684
                                                                         -----------     -----------
                        Net Cash Provided by Financing Activities....      2,831,955         275,586
                                                                         -----------     -----------
INCREASE IN CASH
        AND CASH EQUIVALENTS ........................................        134,693          74,848

CASH AND CASH EQUIVALENTS
        BEGINNING OF PERIOD .........................................        312,125          50,911
                                                                         -----------     -----------
        END OF PERIOD ...............................................    $   446,818     $   125,759
                                                                         ===========     ===========


                See notes to consolidated financial statements.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

          D & E Communications, Inc. is a telecommunications holding company which became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company ("Telco") through a Restructuring (the "Restructuring") resulting from that certain Agreement and Plan of Exchange (the "Plan of Exchange") whereby each outstanding Common Share, $0.50 par value of Telco was exchanged for three Common Shares, $0.16 par value of D & E Communications, Inc. in June 1996 (the "Share Exchange"). The accompanying consolidated financial statements include the accounts of D & E Communications, Inc., Telco, Red Rose Communications, Inc. ("Red Rose"), D & E Marketing Corp. ("Marketing"), D & E Wireless, Inc. ("Wireless") and D & E Investments, Inc. ("Investments"),its subsidiary companies, collectively defined as "D&E".

          The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principals and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the financial statements for the six months ended June 30, 1996 have been reclassified for comparative purposes and to reflect the three-for-one Share Exchange effective June 7, 1996. D&E believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)



(2)  NON-CASH FINANCING AND INVESTING ACTIVITIES

          D&E recorded non-cash transactions for shares of common stock issued in connection with an acquisition and a merger. D&E issued 21,408 shares of D&E common stock in January 1997 as the deferred portion of the price in connection with the acquisition of Com Tech Technical Services ("Com Tech"). Separately, $7,307,000 of the cost incurred in the merger with PCS One, Inc. ("PCS One") was paid by the issuance of 317,667 shares of D&E common stock. D&E also assumed a long-term note payable to the Federal Communications Commission ("FCC") for $11,879,000 as part of the PCS One merger. See Note 3.

(3)  ACQUISITIONS AND DISPOSITIONS OF AFFILIATED COMPANIES

          D&E is positioning itself to participate in a new generation of wireless services known as Personal Communications Services ("PCS"). On March 21, 1997 D&E merged with PCS One, the owner of the C-Block broadband PCS license to operate in the Lancaster, Pennsylvania market. The merger was accounted for as a purchase with no material effect on the consolidated net income for the first or second quarter of 1997. D&E recorded a cost for the merger with PCS One of $21,123,000. D&E issued 317,667 shares of D&E common stock to PCS One shareholders. Long-term debt payable to the FCC of $11,879,000 was assumed and a note payable to The D and E Group of $1,559,000 was assumed and eliminated in consolidation. D&E dissolved its 80% owned partnership, The D and E Group, which held a minority interest in PCS One. D&E then formed a subsidiary corporation, Investments to hold the Lancaster C-Block license acquired as part of the merger with PCS One. D&E formed a separate subsidiary, Wireless, in April to design, construct and operate the PCS network.

(4)  NOTES PAYABLE AND LONG-TERM DEBT

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

          D&E entered into loan agreements with two local banks during the second quarter for a general purpose line of credit of $3,000,000 and two separate $5,000,000 notes for PCS equipment purchases. The new loans are repayable at interest rates ranging from 8%, to prime, to adjusted LIBOR. The $5,000,000 notes are due November 15, 1997 and the line of credit is repayable on demand.

          Marketing issued a demand note payable to HunTel Systems Incorporated ("HunTel")on June 27, 1997 for $667,000 at 8.5% interest. The proceeds from the note were provided as partial payment for a one third equity investment in Eurotel, a U.S. joint venture formed to operate a telephone system in central Poland.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)


(5)  SUBSEQUENT EVENTS

          On July 17, 1997, Marketing issued a demand note payable to HunTel for $433,000 at 8.5% interest. The note was provided as a portion of the equity investment in Eurotel, a U.S. joint venture formed to operate a telephone system in central Poland. This note is in addition to a previous contribution to the joint venture in June of 1997 in the form of a demand note for $667,000 payable to HunTel.


(6)  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. D&E currently estimates there will be no impact on its financial statements upon the adoption of SFAS No. 128.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


          Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the six months ended June 30, 1996 have been reclassified for comparative purposes and to reflect the Share Exchange.

     RESULTS OF OPERATIONS

          Net Income. Net income for the three months ended June 30, 1997 was $1,302,000, up $135,000 or 11.5% over $1,167,000 for the three months ended
     June 30, 1996. The increase results primarily from an increase in equity in net income of affiliates of $35,000 and other income (primarily interest income) of $148,000, coupled with an $85,000 decrease in interest expense. Earnings per share for the three months in 1997 increased to $.21 from $.20 in 1996 with 6.7% more shares outstanding.

          Net income for the six months ended June 30, 1997 was $2,192,000, up $13,000 or 0.6% from $2,179,000 recorded in the previous year. The decreases in operating income of $78,000 and equity in earnings of affiliates of $196,000 were offset by the improvements in results from lower interest expense of $97,000, the increase in other net income and expense (primarily interest income) and from minority interests, coupled with a decrease in income taxes. Earnings per share for the six months of 1997 decreased to $.37 from $.38 in 1996 as a result of the larger number of shares outstanding.

          Operating Revenues. Total operating revenues for the three months ended June 30, 1997 were $12,022,000, 3.5% more than the $11,618,000 recorded for the same quarter in 1996. For the six months ended June 30, 1997 operating revenues were $23,801,000, 5.7% ahead of the $22,511,000 generated in the same period of 1996. Three month and six month growth came primarily from the increased revenues from telephone local network and network access services and from the computer services provided by Com Tech Technical Services ("Com Tech") which was acquired in November of 1996.

          Local network services revenues are generated from providing local exchange and local private line services. Local network services revenues for the three months ended June 30, 1997 were $2,350,000, up $190,000 or 8.8% from $2,160,000 in 1996. For the six months ended June 30, 1997, local network services revenues

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     were $4,572,000, up $300,000 or 7.0% from $4,272,000 in 1996. The increase is primarily due to an increase of approximately 5% in the number of access lines serviced. A revenue neutral rate adjustment made in May of 1997 increased the basic area rate while decreasing some long distance rates and other service rates. Local network services continues to experience part of its growth from the introduction of new custom calling features such as Caller ID Deluxe.

          Network access services revenues are received from Telco's subscribers, from local exchange carriers, interexchange carriers and cellular companies for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues in this category were $4,217,000 for the three months ended June 30, 1997, up $236,000 or 5.9% over $3,981,000 in 1996. For the six months ended June 30, 1997 these revenues were $8,312,000, up $414,000 or 5.2% ahead of $7,898,000 in 1996. The increase in the second quarter was primarily due to an increase in the number of access lines generating approximately $12,000, an increase in the minutes of use generating approximately $149,000, and an increase in the number of special circuits and local exchange carrier ports installed to handle the increased volume generated approximately $75,000. The increase year-to-date from these same factors generated increases of $99,000, $195,000 and $117,000 respectively.

          Long distance network services revenues are received from long distance calls made by customers within the Capital (south central) Region of Pennsylvania. Revenues in this category for the three months ended June 30, 1997 were $983,000, down $31,000 or 3.1% from $1,014,000 in 1996. For the six months ended June 30, 1997, revenues were $2,038,000, down $85,000 or 4.0% from $2,123,000 in 1996. The decrease in the quarter and year-to-date revenues resulted primarily from a decrease in the minutes of use. In the future, revenues from this category may decline as a result of extending the local calling area for certain exchanges. This change is one of the provisions within the revenue neutral rate adjustment made in May of 1997.

          Sales & services revenues consist primarily of the services provided by Red Rose: sales and service of business telephone systems, computer network systems and communications products,

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     revenues from work at customers' sites and revenue from the long distance calling service, D and E Long Distance ("DELD"). Certain non-regulated Telco services are also included. Revenues in this category for the three months ended June 30, 1997 were $3,211,000, down $62,000 or 1.9% from $3,273,000 in 1996. This decrease resulted from an $861,000 sale of a fiber optic facility constructed for a third party in 1996 which had no comparative revenue in 1997. The decrease was partially offset by the increase of $747,000 in telephone and computer system installations, including $635,000 from Com Tech which was acquired in November 1996. For the six months ended June 30, 1997 revenues were $6,379,000, up $492,000 or 8.4% from $5,888,000 in 1996. This increase included an increase of $1,287,000 from telephone and computer system services including $1,059,000 from Com Tech, offset by the $861,000 reduction related to the sale of the fiber optic facility in 1996.

          Other revenues were $482,000 for the three months ended June 30, 1997, up $35,000 or 7.8% from $447,000 in 1996. For the six months ended June 30, 1997, revenues in this category were $987,000, up $131,000 or 15.4% over the $856,000 recorded during the same period in 1996. The increases in the quarter and year-to-date amounts were primarily due to computer programming services for special applications.

          Operating Expenses. Total operating expenses for the three month period ended June 30, 1997 were $9,595,000, up 5.2% over the $9,117,000 recorded during the same quarter in 1996. For the six months ended June 30, 1997 operating expenses were $19,180,000, up 7.7% from $17,812,000 in the prior year. A major reason for the increase was the operating expenses incurred by Com Tech subsequent to its acquisition in November of 1996, which accounts for $565,000 of the quarterly figure and $983,000 of the 1997 six month figure.

          Network operations expenses are incurred in maintaining Telco's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, video conferencing and other materials and supplies. Expenses in this category for the three months ended June 30, 1997 were $1,318,000, down $180,000 or 12.0% from $1,498,000 during the

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     same quarter in 1996. For the six months ended June 30, 1997, these expenses were $2,603,000, down $429,000 or 14.1% from $3,032,000 during the same period in the prior year. Expenses for the quarter and year-to-date were down primarily due to a decrease in wages and benefits payable which was partially attributable to the early retirement program in December 1996 and to a decrease in computer software purchases.

          Depreciation expense for the three months ended June 30, 1997 was $1,914,000, up $133,000 or 7.5% from $1,781,000 in 1996. For the six months ended June 30, 1997 depreciation was $3,801,000, up $238,000 or 6.7% over $3,563,000 during the same period in 1996. The majority of the increases were attributable to an increase in plant-in-service in 1997.

          Financial and administrative services expenses for the three months ended June 30, 1997 were $1,449,000, up $146,000 or 11.2% over $1,303,000 in 1996. For the six months ended June 30, 1997 these expenses were $2,884,000, up $396,000 or 15.9% over $2,488,000 in 1996. Increases in the quarterly and year-to-date amounts are primarily related to wage and benefit increases and to professional fees related to the merger with PCS One in 1997.

          Directory advertising expenses for the three months ended June 30, 1997 were $504,000, up $77,000 or 18.0% over the $427,000 reported in 1996.
     For the six months ended June 30, 1997 expenses were $1,007,000, up $107,000 or 11.9% over the $900,000 reported during this period in 1996. The increases are primarily related to increased production costs of the phone directory.

          Costs of products sold consists primarily of the material costs of equipment sales and the costs related to the sale of a fiber optic facility to a third party in 1996. These costs for the three months ended June 30, 1997 were $1,565,000, up $8,000 or 0.5% over $1,557,000 in 1996. The increase of $516,000 in telephone and computer system sales, including $417,000 recorded by Com Tech which was acquired in November of 1996, was offset by a decrease in purchases due to the completion of the fiber optic facility. For the six months ended June 30, 1997, costs of products sold were $3,154,000, up $394,000 or 14.3% over $2,760,000 during the same period in 1996. The increase from computer system sales of $876,000, including $698,000 recorded by Com Tech, was partially offset by the decrease in purchases related to the fiber optic facility sale made in 1996.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


          Other expenses primarily include all operating expenses incurred by Red Rose, Marketing and Wireless in the course of their business activities, excluding material costs and operating taxes other than income taxes. These expenses for the three months ended June 30, 1997 were $1,630,000, up $329,000 or 25.3% from $1,301,000 in 1996. This increase was primarily related to costs recorded by Com Tech amounting to $149,000 and Wireless start-up costs of $280,000. For the six months ended June 30, 1997, these expenses were $3,223,000, up $687,000 or 27.1% over $2,536,000 in 1996. This increase was primarily related to operating costs of Com Tech amounting to $285,000 and Wireless amounting to $280,000 plus other PCS development costs.

          Other Income (Expense). Other income (expense) for the three months ended June 30, 1997 was a net expense of $201,000, down $265,000 or 56.8% from a net expense of $466,000 in 1996. For the three months ended June 30, 1997 the decrease is related to an increase in equity in the income of affiliates of approximately $35,000, a decrease in interest expense of $85,000 primarily resulting from capitalized interest on PCS equipment additions and an increase in interest income of $135,000 primarily from PCS One for funds it borrowed from D&E to make payments to the FCC. For the six months ended June 30, 1997, the net expense was $931,000, down $48,000 or 4.9% from a net expense of $979,000 in 1996. The decrease for the six months ended June 30, 1997, resulted from a decrease in interest expense of $97,000 combined with the increase in other net income (primarily interest income)of $161,000 which offset both the decreases in allowance for funds used in construction of $18,000 and equity in net income of affiliates of $196,000.

          The reduction in equity earnings of European affiliates is primarily related to the joint venture in Hungary. MCG is a domestic corporate joint venture that owns approximately 90% of MTT, which operates a telephone company in Hungary. Marketing owns 16.5% of MCG. In June 1997, Marketing invested an additional $167,000 in MCG to be used subsequent to June 30, 1997 to purchase additional shares of MTT.

          The net losses reported by MCG are directly related to the losses of MTT. These result primarily from the foreign currency translation losses related to the strength of the United States dollar in relation to other currencies. Specifically the foreign currency translation losses reflected herein relate to the use by

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     MTT of the Hungarian Forint ("HUF") as the functional currency for accounting purposes and the subsequent translation to U.S. dollars for reporting purposes. D&E anticipates that these losses will continue to be countered by MTT's ability to raise rates to customers in order to repay the OPIC loan with devalued HUFs. The telecommunications rate regulation in Hungary permits MTT to make certain inflation adjustments based upon the Producer Price Index, and, in response, MTT raised rates approximately 25% in January 1997. Therefore, management has decided the cost of foreign currency hedging is not currently warranted. The Hungarian government has been receptive to the conversion of HUFs to U.S. dollars, and MTT has not experienced, and does not expect to experience, any difficulties in making the necessary currency conversions.

          Income taxes. The federal and state income taxes for the three months ended June 30, 1997 were $892,000, up $34,000 or 3.9% from $858,000 in
     1996. The effective income tax rate for the three months ended June 30, 1997 was 40.6% compared to 42.4% for the same quarter in 1996. For the six months ended June 30, 1997 taxes were $1,499,000, down $17,000 or 1.1% from $1,516,000 in 1996. The effective income tax rate for the six months ended June 30, 1997 was 40.6% compared to 41.0% in the prior year.


     FINANCIAL CONDITION


          Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the network, and business development. D&E expects that foreseeable capital requirements for its existing business will be financed primarily through internally generated funds and additional debt. Additional short or long-term debt or equity financing will be needed to fund new business development activities and to enhance D&E's capital structure.

          The primary source of funds to support ongoing business activities during the six months ended June 30, 1997 was $5,544,000 provided by operating activities. The major working capital changes which affected funds from operations were a $347,000 use of funds from accounts receivable increases related to the growth in business volume and $279,000 provided by

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     accounts payable increases primarily from a net increase due to Northern Telecom for PCS equipment purchases. See Note 2 regarding other non-cash changes to these accounts. Prepaid expenses decreased providing $755,000 in available cash while advance billing decreases used $749,000 of funds. These two changes were primarily related to amortization of deferred revenue and production costs of the Donnelley directory.

          Investing activity consisted primarily of approximately $4.3 million of PCS equipment under construction and another $2.3 million comprised largely of telephone plant equipment upgrades. The acquisition of the C-Block broadband PCS license for the Lancaster, PA market area which was owned by PCS One at the time of the merger was recorded as a non-cash addition of approximately $21.3 million. Approximately $350,000 of interest was capitalized during the six months ended June 30, 1997 which was primarily related to the PCS license and equipment under construction. The related Federal Communications Commission ("FCC")financed portion of the purchase price, $11,879,000, interim financing assumed of $1,559,000 and the issuance of 317,667 shares of common stock were also recorded as non-cash consideration related to the merger.

          Marketing invested $873,000 during 1997 for a one third interest in Eurotel, a U.S. joint venture formed to operate a telephone system in central Poland. Marketing issued a demand note payable to HunTel for providing a portion of the payment for the investment in Eurotel.

          The cash balance at June 30, 1997 was $447,000 and $2,787,000 was available from the $13,000,000 of previously established short-term credit lines available at the end of the quarter. During the quarter, D&E arranged an additional $13,000,000 of short-term financing with two local banks including $3,000,000 for general purposes and two separate $5,000,000 notes for PCS equipment additions. The new loans are repayable at interest rates ranging from 8%, to prime, to adjusted LIBOR. During the quarter, D&E also entered into a Network Product Purchase Agreement with Northern Telecom Inc. to acquire approximately $8,000,000 of PCS equipment to be used in building the wireless network.

          D&E's ratio of total debt to total debt plus capital increased to 50.6% at June 30, 1997 from 46.3% at December 31, 1996. This

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     increase resulted primarily from the increase in long-term debt to the FCC for the PCS license.

     OTHER


          During the third quarter of 1996, Telco exceeded 50,000 access lines. Therefore, on July 1, 1997 when the traffic-sensitive access rates expired under the FCC Small Company Incentive regulation, Telco was required to follow another method of determining these rates. Accordingly, in December 1996, Telco elected to rejoin NECA's Traffic Sensitive Pool and effective July 1, 1997, revised its traffic-sensitive access rates and applied the rates from the NECA Interstate Access Tariff. Telco anticipates a decline of approximately $300,000 quarterly thereafter in interstate access revenue derived from interstate pool settlements. The interstate revenues that will be generated through participating in NECA access rates and settlements are more favorable than if Telco established rates based on its own costs.

          D&E expanded its corporate organization through its merger with PCS One. In addition to liquidating The D and E Group, D&E formed two new subsidiaries. Investments, a Nevada holding company, was formed in March to hold the C-Block broadband license for the Lancaster, PA market acquired from PCS One, as well as the Harrisburg, PA D-Block and the York, PA E-Block PCS licenses acquired by Telco through the FCC's auction bidding process. Wireless was formed in April to design, construct and operate the PCS network. On June 25, 1997, D&E announced that Wireless and Omnipoint Corporation entered into a non-binding memorandum of understanding to form a joint venture to design, build and market a PCS system in York-Hanover, Lancaster, Harrisburg and Reading Basic Trading Areas ("BTAs") using Global System Mobility equipment. On July 15, 1997 Telco and Marketing formed D & E Holdings, L.P., a partnership to hold certain cellular partnership interests owned by Telco.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This Statement is effective for financial statements issued for periods ending

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. D&E currently estimates there will be no impact on its financial statements upon the adoption of SFAS No. 128.

          Recent actions at the state and federal regulatory levels were favorably resolved from D&E's perspective. On July 10, 1997, the Pennsylvania Public Utility Commission released an Opinion and Order granting a two-year waiver for sixteen rural exchange carriers, including D&E, which allows those companies to modernize networks without facing competition from non- facilities-based market entrants. On July 18, 1997, the U.S. Eighth Circuit District Court withdrew specific pricing rules within the FCC's August 8, 1996, Interconnection order and reaffirmed the authority of state public utility commissions in addressing the costing methodologies for local competition. D&E is assessing the effects of competition in the regional toll area. Currently, long distance calls within the region must be placed through the local service provider. Effective December 31, 1997, customers within the regulated Telco area will have the ability to chose a long distance carrier other than Telco to place calls within the region. D&E expects the result will be a decrease in long distance toll revenue partially offset by an increase in access revenues.


     FORWARD-LOOKING STATEMENTS


          This quarterly report contains certain forward-looking statements as to the future performance of D&E and its various domestic and international investments and long-term contracts, including MCG, MTT, Eurotel, Investments and Wireless. Actual results may differ as a result of factors over which D&E has no control, including but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)


                 Item 3. Quantitative and Qualitative Disclosure
                               About Market Risks

          D & E does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Part II - Other Information


     Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of the Shareholders was held on April 29, 1997.

(c)  Matters voted upon:

     (1) Election of the following directors to hold office for a three year term to expire in 2000. Votes for the election of Mr. Robert M. Lauman were cast in the following manner: 5,239,157 for and 7,115 withheld. Votes for the election of Mr. Ronald E. Frisbie were cast in the following manner:
     5,238,324 for and 7,344 withheld. Votes for the election of Mr. Thomas H. Bamford were cast in the following manner: 5,242,492 for and 7,554 withheld.

     (2) To approve amending and restating the Articles of Incorporation of D & E Communications, Inc. in their entirety. Votes for the amendment were cast in the following manner: 5,141,381 for; 1,504 against; 95,937 abstentions and -0- broker non-votes.

     (3) Subject to the approval amending the Articles of Incorporation, election of one additional director to hold office for a three year term to expire in 2000. Votes for the election of Mr. D. Mark Thomas were cast in the following manner: 5,110,125 for; 26,202 against; 102,886 abstentions and -0- broker non-votes.

     (4) To ratify the Board of Directors' selection of Coopers & Lybrand L.L.P. as independent auditors in 1997. Votes were cast in the following manner:
     5,158,839 for; 20,233 against; 60,380 abstentions and -0- broker non-votes.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Part II - Other Information

                    Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits:

Exhibit                             Identification
  No.                                 of Exhibit                    Reference
  ---                                 ----------                    ---------

  27         Financial Data Schedule.                           Filed herewith.





(b)  Reports on Form 8-K:

     A current report on Form 8-K dated April 7, 1997 was filed by the Registrant with respect to the merger with PCS One, Inc.

     A current report on Form 8-K/A dated June 4, 1997 was filed by the Registrant with respect to the required financial statements for the PCS One, Inc. merger.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             D & E Communications, Inc.
                                                     (Registrant)


Date: August 12, 1997
                                          By:          Thomas E. Morell
                                              ---------------------------------
                                                       Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                            (On behalf of the Registrant and as
                                             Principal Financial Officer)





















UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1997.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS


Exhibit                             Identification
  No.                                 of Exhibit                    Reference
  ---                                 ----------                    ---------


  27         Financial Data Schedule.                           Filed herewith.