Form 10-Q
period 1997-09-30
D&E COMMUNICATIONS INC
filed 1997-11-12
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 -Q
(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  _X_      No ___

(D & E Communications, Inc. is the successor registrant to Denver and Ephrata Telephone and Telegraph Company by virtue of a three-for-one share exchange effective June 7, 1996.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at November 5, 1997
              -----                              -------------------------------
Common Stock, par value $.16 per share                    6,122,806 Shares

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----

                     PART I. FINANCIAL INFORMATION

1.  Financial Statements

             Consolidated Statements of Income --
                      For the three months and nine months ended
                      September 30, 1997 and 1996 .................           1

             Consolidated Balance Sheets --
                      September 30, 1997 and December 31, 1996 ....           2

             Consolidated Statements of Cash Flows --
                      For the nine months ended
                      September 30, 1997 and 1996 .................           3

             Notes to Consolidated Financial Statements ...........         4-8

2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................        9-18

3.  Quantitative and Qualitative Disclosure
             about Market Risks ...................................          18

                           PART II. OTHER INFORMATION

4.  Submission of Matters to a Vote
             of Security Holders...................................          19


6.  Exhibits and Reports on Form 8-K ..............................          19


             SIGNATURES ...........................................          20

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Three months Ended              Nine months Ended
                                                                               September 30                    September 30

OPERATING REVENUE                                                          1997            1996            1997            1996
                                                                       ------------    ------------    ------------    ------------
   Local network services ..........................................   $  2,447,524    $  2,189,990    $  7,019,391    $  6,461,892
   Network access services .........................................      3,977,512       3,881,491      12,289,743      11,779,710
   Long distance network services ..................................        990,697       1,017,651       3,029,052       3,140,650
   Directory advertising ...........................................        804,242         730,380       2,315,935       2,204,421
   Sales & services ................................................      3,875,495       2,587,013      10,254,941       8,474,764
   Other ...........................................................        453,052         460,630       1,440,236       1,316,450
                                                                       ------------    ------------    ------------    ------------

      Total Operating Revenue ......................................     12,548,522      10,867,155      36,349,298      33,377,887
                                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSE

   Network operations ..............................................      1,483,166       1,420,466       4,086,534       4,452,206
   Network access ..................................................        399,669         438,371       1,321,399       1,374,388
   Depreciation ....................................................      1,932,687       1,836,981       5,733,253       5,400,192
   Customer services ...............................................        441,659         434,829       1,288,065       1,289,564
   Financial and administrative services ...........................      1,786,155       1,289,267       4,669,925       3,777,213
   Directory advertising ...........................................        503,603         473,208       1,510,384       1,373,289
   Operating taxes, other than income ..............................        390,556         359,827       1,131,349       1,102,230
   Costs of products sold ..........................................      1,855,580       1,230,730       5,059,376       4,038,995
   Other ...........................................................      1,714,109       1,314,216       4,886,849       3,801,892
                                                                       ------------    ------------    ------------    ------------

      Total Operating Expense ......................................     10,507,184       8,797,895      29,687,134      26,609,969
                                                                       ------------    ------------    ------------    ------------

           Operating Income ........................................      2,041,338       2,069,260       6,662,164       6,767,918
                                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Allowance for funds used during construction ....................         23,573           9,517          59,416          63,595
   Equity in net income of affiliates ..............................        118,579         391,782         177,215         646,564
   Interest expense ................................................       (442,586)       (660,042)     (1,631,740)     (1,946,688)
   Gain on sale of investments .....................................     11,970,588               0      11,970,588               0
   Other, net ......................................................        (67,802)         55,703          96,064          54,472
                                                                       ------------    ------------    ------------    ------------

      Total Other Income (Expense) .................................     11,602,352        (203,040)     10,671,543      (1,182,057)
                                                                       ------------    ------------    ------------    ------------

           Income before minority interest, income taxes
              and dividends on utility series preferred stock ......     13,643,690       1,866,220      17,333,707       5,585,861

MINORITY INTEREST ..................................................              0          26,045          33,478          33,662
                                                                       ------------    ------------    ------------    ------------

           Income before income taxes and
              dividends on utility series preferred stock ..........     13,643,690       1,892,265      17,367,185       5,619,523

INCOME TAXES AND DIVIDENDS ON
    UTILITY SERIES PREFERRED STOCK

   Income taxes ....................................................      5,935,169         762,769       7,434,105       2,278,605
   Dividends on utility series preferred stock .....................         16,263          16,263          48,789          48,789
                                                                       ------------    ------------    ------------    ------------

      Total Income taxes and dividends
         on utility series preferred stock .........................      5,951,432         779,032       7,482,894       2,327,394
                                                                       ------------    ------------    ------------    ------------

NET INCOME .........................................................   $  7,692,258    $  1,113,233    $  9,884,291    $  3,292,129
                                                                       ============    ============    ============    ============

   Average common shares outstanding ...............................      6,116,389       5,730,736       6,011,467       5,724,994

   Earnings per common share .......................................   $       1.26    $        .19    $       1.64    $        .58
                                                                       ============    ============    ============    ============

   Dividends per common share ......................................   $        .10    $        .10    $        .29    $        .29
                                                                       ============    ============    ============    ============


                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 September 30,
                                                                                     1997         December 31,
                                 ASSETS                                           (unaudited)         1996
                                                                                 -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents ...............................................   $   3,530,325    $     312,125
     Accounts receivable .....................................................       7,376,089        8,454,775
     Accounts receivable and notes receivable - affiliated companies .........       2,240,346        1,028,780
     Inventories, lower of cost or market, at average cost ...................         921,487        1,009,904
     Prepaid expenses ........................................................       1,078,574        2,406,465
     Other current assets ....................................................          84,664        1,393,336
                                                                                 -------------    -------------
            TOTAL CURRENT ASSETS .............................................      15,231,485       14,605,385
                                                                                 -------------    -------------
INVESTMENTS
     Investments in affiliated companies .....................................       5,537,509        9,580,320
     Other ...................................................................         327,403          327,403
                                                                                 -------------    -------------
                                                                                     5,864,912        9,907,723
                                                                                 -------------    -------------
PROPERTY, PLANT AND EQUIPMENT
     Telephone plant in service ..............................................     113,804,644      110,961,586
     Under construction ......................................................      11,359,217        1,233,340
                                                                                 -------------    -------------
                                                                                   125,163,861      112,194,926
     Less accumulated depreciation ...........................................      52,675,151       47,207,238
                                                                                 -------------    -------------
                                                                                    72,488,710       64,987,688
                                                                                 -------------    -------------
OTHER ASSETS
     Unamortized software costs ..............................................          31,704          126,825
     Accounts receivable-affiliated company ..................................         113,236          101,342
     PCS licenses ............................................................      23,308,301                0
     Other ...................................................................       1,716,747        1,826,978
                                                                                 -------------    -------------
                                                                                    25,169,988        2,055,145
                                                                                 -------------    -------------
TOTAL ASSETS .................................................................   $ 118,755,095    $  91,555,941
                                                                                 =============    =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable ...........................................................   $           0    $   7,140,000
     Long-term debt maturing within one year .................................       1,224,748        1,220,158
     Accounts payable ........................................................       9,161,103        6,499,496
     Accounts payable -affiliated companies ..................................               0          196,941
     Accrued taxes ...........................................................       4,343,168          493,546
     Accrued interest and dividends ..........................................       1,297,465          468,780
     Advance billings, customer deposits and other ...........................       1,761,946        2,842,432
                                                                                 -------------    -------------
             TOTAL CURRENT LIABILITIES .......................................      17,788,430       18,861,353
                                                                                 -------------    -------------

LONG-TERM DEBT ...............................................................      36,604,565       24,888,193
                                                                                 -------------    -------------

OTHER LIABILITIES
     Deferred income taxes ...................................................       7,066,914        6,545,013
     Other ...................................................................       2,321,956        2,453,056
                                                                                 -------------    -------------
                                                                                     9,388,870        8,998,069
                                                                                 -------------    -------------

MINORITY INTEREST ............................................................               0          229,973
                                                                                 -------------    -------------

PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
          Series A 4 1/2%:  14,456 shares ....................................       1,445,600        1,445,600
                                                                                 -------------    -------------


COMMITMENTS

SHAREHOLDERS' EQUITY
     Common stock, par value $ 16, authorized shares 30,000,000 ..............         975,599          918,508
       Outstanding shares,   6,120,414 at September 30, 1997
                             5,740,674 at December 31, 1996
     Additional paid-in capital ..............................................      10,190,943        2,020,656
     Unearned ESOP compensation ..............................................        (950,740)        (950,740)
     Retained earnings .......................................................      43,311,828       35,144,329
                                                                                 -------------    -------------
                                                                                    53,527,630       37,132,753
                                                                                 -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 118,755,095    $  91,555,941
                                                                                 =============    =============

                 See notes to consolidated financial statements.

                    D&E Communications, Inc and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                1997            1996
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income ..........................................................   $  9,884,291    $  3,292,130
    Adjustments to reconcile net cash provided by
    operating activities:
          Depreciation and amortization .................................      6,183,034       5,752,791
          Deferred income taxes .........................................        474,771          25,711
          Undistributed (earnings) losses of affiliates .................       (177,215)       (646,564)
          Distribution from affiliates ..................................              0         718,650
          Tax benefits applicable to ESOP ...............................         17,987          16,258
          Gain on sale of investments ...................................    (11,970,588)              0
          Loss on retirement of property, plant and equipment ...........         55,821          14,245
          Interest capitalized and AFUDC ................................     (1,103,176)        (63,595)
          Losses applicable to minority interest ........................        (50,407)        (33,662)
    Changes in operating assets and liabilities
          Accounts receivable and notes receivable ......................       (480,354)     (1,180,740)
          Inventories ...................................................         88,417        (109,947)
          Prepaid expenses ..............................................      1,327,891       1,372,239
          Accounts payable ..............................................      1,607,343      (1,584,406)
          Accrued taxes and accrued interest ............................      4,678,307         203,507
          Advance billings, customer deposits and other .................     (1,080,486)     (1,903,915)
          Other, net ....................................................        (18,726)        107,498
                                                                            ------------    ------------

                      Net Cash Provided by Operating Activities .........      9,436,910       5,980,200
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures ................................................    (13,606,239)     (4,185,922)
    Allowance for funds used during construction ........................      1,103,176          63,595
    Proceeds from sale of assets ........................................        164,768          69,446
    Cost of removal of plant retired ....................................        (68,192)        (70,102)
    Acquisition of other assets .........................................     (1,104,160)       (513,158)
    Proceeds from sale of investments ...................................     17,897,281               0
    Increase in investments and advances to affiliates ..................     (3,466,551)     (4,673,447)
    Decrease in investments and repayments from affiliates ..............      1,529,225       2,695,122
                                                                            ------------    ------------

                      Net Cash Provided By (Used In) Investing Activities      2,449,308      (6,614,466)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Dividends on common stock ...........................................     (1,693,130)     (1,570,865)
    Payments on long-term debt ..........................................       (162,203)       (162,202)
    Net proceeds from (payments on) revolving lines of credit ...........     (7,140,000)      2,300,000
    Net contributions from minority interest ............................              0           1,500
    Proceeds from issuance of common stock ..............................        327,315         258,305
                                                                            ------------    ------------

                      Net Cash Provided by (Used In) Financing Activities     (8,668,018)        826,738
                                                                            ------------    ------------

INCREASE IN CASH
    AND CASH EQUIVALENTS ................................................      3,218,200         192,472

CASH AND CASH EQUIVALENTS
    BEGINNING OF PERIOD .................................................        312,125          50,911
                                                                            ------------    ------------

    END OF PERIOD .......................................................   $  3,530,325    $    243,383
                                                                            ============    ============

                 See notes to consolidated financial statements.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)



(1)  BASIS OF PRESENTATION

          D & E Communications, Inc. is a telecommunications holding company which became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company ("Telco") through a Restructuring (the "Restructuring") resulting from that certain Agreement and Plan of Exchange (the "Plan of Exchange") whereby each outstanding Common Share, $0.50 par value of Telco was exchanged for three Common Shares, $0.16 par value of D & E Communications, Inc. in June 1996 (the "Share Exchange"). The accompanying consolidated financial statements include the accounts of D & E Communications, Inc., Telco, D & E Holdings, L.P.("Holdings L.P."), Red Rose Communications, Inc. now doing business as D & E Telephone and Data Systems ("TDS"), D & E Marketing Corp. ("Marketing"), D & E Wireless, Inc. ("Wireless") and D & E Investments, Inc. ("Investments"),its subsidiary companies, collectively defined as "D&E".

          The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)



(2)  NON-CASH FINANCING AND INVESTING ACTIVITIES

          D&E recorded non-cash transactions for shares of common stock issued in connection with an acquisition and a merger. D&E issued 21,408 shares of D&E common stock in January 1997 as the deferred portion of the price in connection with the acquisition of Com Tech Technical Services now doing business as D & E Computer Networking Services ("Computer Networking "). Separately, $7,307,000 of the cost incurred in the merger with PCS One, Inc. ("PCS One") was paid by the issuance of 317,667 shares of D&E common stock. D&E also assumed a long-term note payable to the Federal Communications Commission ("FCC") for $11,879,000 as part of the PCS One merger. See Note 3.

(3)  ACQUISITIONS AND DISPOSITIONS OF AFFILIATED COMPANIES

          D&E is positioning itself to participate in a new generation of wireless services known as Personal Communications Services ("PCS"). On March 21, 1997 D&E merged with PCS One, the owner of the C-Block broadband PCS license to operate in the Lancaster, Pennsylvania market. The merger was accounted for as a purchase with no material effect from the merger on the consolidated net income in 1997. Planning and construction activities have resulted in operating losses of approximately $450,000 being recorded by Wireless since completion of the merger. D&E recorded a cost for the merger with PCS One of $21,123,000. D&E issued 317,667 shares of D&E common stock to PCS One shareholders. Long-term debt payable to the FCC of $11,879,000 was assumed and a note payable to The D and E Group of $1,559,000 was assumed and eliminated in consolidation. D&E dissolved its 80% owned partnership, The D and E Group, which held a minority interest in PCS One. D&E then formed a subsidiary corporation, Investments, to hold the Lancaster C-Block license acquired as part of the merger with PCS One. D&E formed a separate subsidiary, Wireless, in April to design, construct and operate the PCS network.

          On September 4, 1997 Holdings L.P. sold its 50% interest in Lancaster Cellular Enterprises ("LACE") and on September 5, 1997 Holdings L.P. sold its 33% interest in Pennsylvania RSA 12 Limited Partnership ("RSA 12") to Telespectrum, Inc. The funds received, $13,900,000 and $4,000,000 respectively, were used to

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)


     repay short term debt and to provide additional capital for expansion of the PCS business. The gain on the sale was $11,971,000.

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

          On February 2, 1995, Telco and the other investors in the Monor Communications Group ("MCG") entered into a Project Completion Agreement with the Overseas Private Investment Corporation ("OPIC") as a condition to OPIC's Finance Agreement with Monor Telephone Company ("MTT"). The Finance Agreement provides a credit facility to MTT in an amount up to $30,000,000. The Project Completion Agreement provides that Telco will guarantee payments to MTT or MCG in an amount determined by OPIC, not to exceed $3,333,000, if, in the opinion of OPIC, MTT has insufficient funds to achieve project completion or to meet its obligations as they become due and payable. MTT repaid the OPIC loan in October 1997. See Note 6, Subsequent events.

          D&E entered into loan agreements with two local banks during the second quarter for a general purpose line of credit of $3,000,000 and two separate $5,000,000 notes for PCS equipment purchases. The new loans are repayable at interest rates ranging from 8%, to prime, to adjusted LIBOR. Interim borrowings on these notes during the third quarter 1997 were repaid on September 5, 1997.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)


          Marketing issued demand notes payable to HunTel Systems Incorporated ("HunTel")on June 27, 1997 and July 17, 1997 for $667,000 and $433,000,
     respectively, each at 8.5% interest. The proceeds from the notes were provided as partial payment for a one third equity investment in Eurotel, a U.S. joint venture formed to operate a telephone system in central Poland. Both notes were repaid on September 8, 1997.

(5)  Income taxes

          The effective income tax rate was increased due to the provision for a deferred tax asset valuation allowance of $1,429,000. Management determined that it is more likely than not that the losses incurred by MCG will not be realized.


(6)  SUBSEQUENT EVENTS

          On October 8, 1997 MTT entered into a loan agreement with Credit Lyonnais for a general purpose loan of $50,000,000 to repay its OPIC debt and to provide operating capital. An initial drawdown of $42,000,000 was made with the remaining $8,000,000 available for subsequent drawdowns ($1,000,000 without conditions and $7,000,000 if certain covenants are met) until May 31, 1999. The loan is denominated 70% in German marks and 30% in U.S. dollars, and is repayable in 16 semi-annual installments commencing on June 30, 1999 and ending on December 31, 2006 with interest at the London Interbank Offered Rate (LIBOR) plus 1.5%.

          On November 3, 1997 D&E entered into an agreement with a subsidiary of Citizens Utilities Company in which Citizens will purchase up to 1.3 million newly issued shares of D&E Common Stock. The purchase price will not be less than $20.00 per share or not more than $25.00 per share. The price will be based on the average market price of D&E stock during the 30 trading days prior to the closing plus 10% of that average price. Completion of the transaction is subject to satisfaction of the requirements of the Hart-Scott-Rodino Antitrust Improvements Act.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)


(7)  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the nine months ended September 30, 1996 have been reclassified for comparative purposes and to reflect the Share Exchange.

RESULTS OF OPERATIONS

     Net Income. Net income for the three months ended September 30, 1997 was $7,692,000, up $6,579,000 from the $1,113,000 for the three months ended September 30, 1996. The increase results primarily from the gain on the sale of certain cellular investments. This gain was offset by a $1,429,000 tax increase to provide a valuation allowance on the deferred taxes related to the investment in MCG. Earnings per share for the three months in 1997 increased to $1.26 from $.19 in 1996. Excluding $7,901,000 net of tax gain on the sale of cellular interests and the deferred tax valuation allowance, net income for the quarter ended September 30, 1997 was $1,220,000 or $.20 per share, up $7,000 from $1,113,000 or $.19 per share for the same period in 1996. There was a 6.7% increase in the weighted average number of shares outstanding during this period primarily due to shares being issued in connection with an acquisition and a merger.

     Net income for the nine months ended September 30, 1997 was $9,884,000, up $6,592,000 from $3,292,000 recorded in the previous year. Earnings per share for the nine months ended September 30, 1997 increased to $1.64 from $.58 in 1996. Excluding $7,901,000 net of tax gain on the sale of cellular interests and the deferred tax valuation allowance, net income was $3,412,000 or $.57 per share, up $120,000 from $3,292,000 or $.58 per share for the nine month period ended September 30,1996. There was a 5.0% increase in the weighted average number of shares outstanding during this period primarily due to shares being issued in connection with an acquisition and a merger.

     Operating Revenues. Total operating revenues for the three months ended September 30, 1997 were $12,548,000, up 15.5% from the $10,867,000 recorded for the same quarter in 1996. For the nine months ended September 30, 1997 operating revenues were $36,349,000, up 8.9% from the $33,378,000 generated in the same period of 1996. Three month and nine month growth resulted primarily from the increased revenues from telephone local network and network access services and from the computer

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


services provided by Com Tech Technical Services ("Computer Networking") which was acquired in November of 1996.

     Local network services revenues are generated from providing local exchange and local private line services. Local network services revenues for the three months ended September 30, 1997 were $2,448,000, up 11.8% from $2,190,000 in
1996. For the nine months ended September 30, 1997, local network services revenues were $7,019,000, up 8.6% from $6,462,000 in 1996. The increase is primarily due to an increase of approximately 5% in the number of access lines serviced. A revenue neutral rate adjustment made in May of 1997 increased the basic area rate while decreasing some long distance rates and other service rates. Local network services continues to experience part of its growth from the introduction of custom calling features such as Caller ID Deluxe.

     Network access services revenues are received from Telco's subscribers, from local exchange carriers, interexchange carriers and cellular companies for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues in this category were $3,977,000 for the three months ended September 30, 1997, up 2.5% from $3,881,000 in 1996. The major changes in the quarter were an increase in interstate carrier access rates in July 1997 offset by a decrease in NECA settlements. For the nine months ended September 30, 1997 these revenues were $12,290,000, up 4.3% from $11,780,000 during the same period in 1996. The increase in the nine months was primarily due to an increase in the number of access lines generating approximately $353,000, an increase in the minutes of use generating approximately $390,000, an increase in interstate access rates in July 1997 providing approximately $256,000 and an offset of $626,000 from returning to the NECA traffic sensitive settlement pool in July 1997.

     Long distance network services revenues are received from long distance calls made by customers within the Capital (south central) Region of Pennsylvania. Revenues in this category for the three months ended September 30, 1997 were $991,000, down 2.7% from $1,018,000 in 1996. For the nine months ended September 30, 1997, revenues were $3,029,000, down 3.6% from $3,141,000 in 1996.
The decrease in the quarter and year-to-date revenues resulted primarily from decreases in the minutes of use

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


and from a rate decrease. The rate change is one of the provisions within the revenue neutral rate adjustment made in May of 1997.

     Sales & services revenues consist primarily of the services provided by
TDS: sales and service of business telephone systems, computer network systems and communications products, revenues from work at customers' sites and revenue from the long distance calling service, D and E Long Distance ("DELD"). Certain non-regulated Telco services are also included. Revenues in this category for the three months ended September 30, 1997 were $3,875,000, up 49.8% from $2,587,000 in 1996. The increase was partially attributable to the increase of $1,242,000 in telephone and computer system installations. For the nine months ended September 30, 1997 revenues were $10,255,000, up 21.0% from $8,475,000 in 1996. This increase included an increase of $2,528,000 from telephone and computer system services, offset by $861,000 reduction related to the sale of a fiber optic facility constructed for a third party in 1996 which had no comparative revenue in 1997.

     Other revenues were $453,000 for the three months ended September 30, 1997, down 1.7% from $461,000 in 1996. For the nine months ended September 30, 1997, revenues in this category were $1,440,000, up 9.4% over the $1,316,000 recorded during the same period in 1996. The changes in the quarter and year-to-date amounts were primarily due to a decrease in the quarter and an increase year-to-date in computer programming services for special applications.

     Operating Expenses. Total operating expenses for the three month period ended September 30, 1997 were $10,507,000, up 19.4% from the $8,798,000 recorded during the same quarter in 1996. For the nine months ended September 30, 1997 operating expenses were $29,687,000, up 11.6% from $26,610,000 in the prior year. A major reason for the increase was the operating expenses incurred by Computer Networking subsequent to its acquisition in November of 1996, which accounts for $417,000 of the quarterly amount and $1,401,000 of the 1997 nine month amount.

     Network operations expenses are incurred in maintaining Telco's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, video conferencing and other materials and supplies. Expenses in this category for the three months ended September 30, 1997 were $1,483,000, up 4.4% from $1,420,000 during the same quarter in 1996.
Expenses for the quarter were up primarily due to an increase in computer software purchases. For the nine months ended September 30, 1997, these expenses were $4,087,000, down 8.2% from $4,452,000 during the same period in the prior year. Expenses year-to-date were down primarily due to a decrease in wages and benefits payable which was partially attributable to the early retirement program in December 1996.

     Depreciation expense for the three months ended September 30, 1997 was $1,933,000, up 5.2% from $1,837,000 in 1996. For the nine months ended September 30, 1997 depreciation was $5,733,000, up 6.2% from $5,400,000 during the same period in 1996. The majority of the increases were attributable to an increase in plant-in-service in 1997.

     Financial and administrative services expenses for the three months ended September 30, 1997 were $1,786,000, up 38.5% from $1,289,000 in 1996. For the nine months ended September 30, 1997 these expenses were $4,670,000, up 23.6% from $3,777,000 in 1996. Increases in the quarterly and year-to-date amounts are primarily related to wage and benefit increases, to professional fees related to the merger with PCS One in 1997 and to costs expensed in connection with the installation of a new financial data base system.

     Directory advertising expenses for the three months ended September 30, 1997 were $504,000, up 6.4% from $473,000 reported in 1996. For the nine months ended September 30, 1997 expenses were $1,510,000, up 10.0% from $1,373,000 reported during this period in 1996. The increases are primarily related to increased production costs of the phone directory.

     Costs of products sold consists primarily of the material costs of equipment sales and the costs related to the sale of a fiber optic facility to a third party in 1996. These costs for the three months ended September 30, 1997 were $1,856,000, up 50.8% over $1,231,000 in 1996. The increase was primarily from $1,497,000 in telephone and computer system sales. For the nine months ended September 30, 1997, costs of products sold were

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


$5,059,000, up 25.3% from $4,039,000 during the same period in 1996. The increase from computer system sales of $1,483,000 was partially offset by the decrease in purchases related to the fiber optic facility sale made in 1996.

     Other expenses primarily include all operating expenses incurred by TDS, Marketing and Wireless in the course of their business activities, excluding material costs and operating taxes other than income taxes. These expenses for the three months ended September 30, 1997 were $1,714,000, up 30.4% from $1,314,000 in 1996. This increase was primarily related to costs recorded by Computer Networking amounting to $100,000 and Wireless start-up costs of $491,000. For the nine months ended September 30, 1997, these expenses were $4,887,000, up 28.5% from $3,802,000 in 1996. This increase was primarily related to operating costs of Computer Networking amounting to $385,000 and Wireless amounting to $727,000 plus other PCS development costs.

         Other Income (Expense). Other income (expense) for the three months ended September 30, 1997 was a net income of $11,602,000, up $11,805,000 from a net expense of $203,000 in 1996. For the three months ended September 30, 1997 the increase is related to a gain of $11,971,000 from the sale of investments, offset by a decrease in equity in the income of affiliates of approximately $273,000 and a decrease in interest expense of $217,000 primarily resulting from capitalized interest on PCS equipment additions. For the nine months ended September 30, 1997, the net other income was $10,672,000, up $11,854,000 from a net expense of $1,182,000 in 1996. The increase for the nine months ended September 30, 1997, resulted from a gain of $11,971,000 from the sale of investments, a decrease in interest expense of $315,000 combined with the increase in other net income (primarily interest income)of $152,000 which offset decreases in equity in the income of affiliates of $469,000.

     The gain on sale of investments occurred in September 1997 as a result of disposing of two cellular partnership interests. The sale was part of a plan to focus attention on developing a PCS digital wireless service. The cash received from the sale was used primarily to repay all short term debt and increase cash and cash equivalents available thereby accounting for the decrease in interest expense and the increase in interest income in the quarter and nine months compared to the prior year.

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

     The net losses reported by MCG are directly related to the losses of MTT. These result primarily from the foreign currency translation losses related to the strength of the United States dollar in relation to the use by MTT of the Hungarian Forint ("HUF") as the functional currency for accounting purposes and the subsequent translation to U.S. dollars for reporting purposes. D&E anticipates that these losses will continue to be countered by MTT's ability to raise rates to its customers. Subsequent to September 30, 1997, MTT repaid its OPIC loan and refinanced its debt in a loan denominated 70% in German marks and 30% in U.S. dollars. The telecommunications rate regulation in Hungary permits MTT to make certain inflation adjustments based upon the Producer Price Index, and, in response, MTT raised rates approximately 25% in January 1997. Therefore, management has decided the cost of foreign currency hedging is not currently warranted. The Hungarian government has been receptive to the conversion of HUFs to U.S. dollars, and MTT has not experienced, and does not expect to experience, any difficulties in making the necessary currency conversions.

     Income taxes. The federal and state income taxes for the three months ended September 30, 1997 were $5,935,000, up $5,172,000 from $763,000 in 1996. The effective income tax rate for the three months ended September 30, 1997 was 43.6% compared to 40.7% for the same quarter in 1996. For the nine months ended September 30, 1997 taxes were $7,434,000, up $5,155,000 from $2,279,000 in 1996.
The effective income tax rate for the nine months ended September 30, 1997 was 42.9% compared to 40.9% in the prior year. The increased rates were related to a deferred tax asset valuation allowance which was recorded for $1,429,000 related to the losses incurred by MCG.

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

     The sale of partnership interests in two cellular investments provided the largest single source of funds during the nine months ended September 30, 1997. The combined payment received, $17,900,000, was used primarily for repayment of all short term debt, for increased investment in Eurotel, a U.S. joint venture formed to operate a telephone system in central Poland, and for partial financing of capital additions.

     The primary source of funds, excluding the sale of the cellular partnership interests, to support ongoing business activities during the nine months ended September 30, 1997 was $9,437,000 provided by operating activities. The major working capital changes which affected funds from operations were $1,328,000 provided by a decrease in prepaid expenses, $1,607,000 of increases in accounts payable primarily from a net increase due to Northern Telecom for PCS equipment purchases and $4,678,000 in accrued taxes and interest primarily related to the gain on sale of investments and provision of a deferred tax asset valuation allowance, less a $480,000 use of funds from accounts receivable increases related to the growth in business volume and $1,080,000 from decreased customer advances. Prepaid expense decreases and advance billing decreases primarily relate to amortization of deferred revenue and production costs of the Donnelley directory. See Note 2 regarding other non-cash changes to these accounts.

     Investing activity consisted primarily of receipts of $17,897,000 provided from the sale of cellular interests which was the major source of funds used to repay debt incurred to finance approximately $9,442,000 of PCS equipment under construction and another $3,474,000 comprised largely of

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


telephone plant equipment upgrades. The acquisition of the C-Block broadband PCS license for the Lancaster, PA market area which was owned by PCS One at the time of the merger was recorded as a non-cash addition of approximately $21,300,000. Approximately $766,000 of interest was capitalized during the nine months ended September 30, 1997 which was primarily related to the PCS license and equipment under construction. The related Federal Communications Commission ("FCC")financed portion of the purchase price, $11,879,000, interim financing assumed of $1,559,000 and the issuance of 317,667 shares of common stock were also recorded as non-cash consideration related to the merger.

     The cash and cash equivalents balance at September 30, 1997 was $3,530,000 and $26,000,000 was available on short-term lines of credit including $10,000,000 which expires on November 15, 1997.

     D&E's ratio of total debt to total debt plus capital decreased to 40.8% at September 30, 1997 from 46.3% at December 31, 1996. This change resulted primarily from the increase in long-term debt to the FCC for the PCS license offset by the decrease in short-term debt made possible by the sale of the cellular interests.


OTHER


     On June 25, 1997, D&E announced that Wireless and Omnipoint entered into a non-binding memorandum of understanding to form a joint venture to design, build and market a PCS system in the Lancaster, Harrisburg, York-Hanover and Reading Basic Trading Areas using Global System Mobility equipment.

     On November 3, 1997, D&E entered into an agreement pursuant to which a subsidiary of Citizens Utilities Company will purchase up to 1.3 million shares of newly issued D&E Common Stock. Under the Agreement, the purchase price will be equal to the sum of (i) the average of the closing prices of D&E's Common Stock on each of the 30 trading days ending on the day of the closing of the transaction, plus (ii) 10% of that average price. If the purchase price as so determined is less than $20.00 per share then the purchase price will be equal to $20.00 per share and if

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


the purchase price as so determined is greater than $25.00 per share then the purchase price will be equal to $25.00 per share. If the purchase price is less than $25.00 per share, then D&E may elect to reduce the number of shares of Common Stock it will sell and Citizens will purchase, but to not less than 1,000,000 shares.

     The net cash proceeds to D&E, after payment of commissions, will be between $19,100,000 and $31,225,000, depending on the purchase price and the number of shares that D&E elects to sell. D&E intends to use the net proceeds of the transaction primarily for the construction of its PCS wireless communications system. D&E previously announced that it intends to enter into a joint venture with Omnipoint Corporation for the construction and operation of a PCS system in the Lancaster, Harrisburg, York-Hanover and Reading areas.

     The investment by Citizens will represent up to 18% of the shares of D&E Common Stock outstanding. Under the agreement between the parties, Citizens agrees for one year not to acquire additional shares of D&E's stock without D&E's consent. If Citizens proposes to sell any shares of D&E Common Stock, Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register the Common Stock it is acquiring for public resale.

   D&E continues to prepare for competition in the regional toll area which will become effective on December 31,1997. D&E expects the result will be a decrease in long distance toll revenue partially offset by an increase in access revenues. Therefore, D&E is closely monitoring proceedings before the Pennsylvania Public Utility Commission dealing with access charge reform and funding for universal service. Both proceedings are geared to replace the explicit subsidies embedded in regional toll and intrastate access charges which support below-cost dial-tone rates. The Pennsylvania Telephone Association, which represents Telco, has proposed that non-price-cap local exchange carriers, such as Telco, be permitted to file revenue neutral tariff revisions whereby regional toll rates would be reduced to competitive rates while residential dial-tone rates would be adjusted to equal Bell Atlantic PA average local service rates. Shortfalls or averages would be offset by an interim state access charge fund. This fund would be eliminated in the year 2001 when federal and state regulatory agencies implement universal service

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


funding for rate-of-return (non-price-cap) local exchange carriers. The targeted date for resolution of the state access charge reform proceeding is December 1997.


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

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 2.  Changes in Securities
         See Part I, Item 2, Management's Discussion and Analysis and Results of Operations regarding a Stock Acquisition Agreement between D&E and Citizens Utilities.


Item 4.  Submission of Matters to a Vote of Security Holders


None.




                    Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits:

Exhibit                      Identification
  No.                          of Exhibit                           Reference
  ---                          ----------                           ---------


  10.1         Stock Acquisition Agreement between
               D&E Communications, Inc. and
               Southwestern Investments, Inc., a
               subsidiary of Citizens Utilities
               Company, dated November 3, 1997.                  Filed herewith.


  27           Financial Data Schedule.                          Filed herewith.





(b)  Reports on Form 8-K:

     A current report on Form 8-K dated September 18, 1997 was filed by the Registrant with respect to the Assignment and Assumption Agreements regarding Registrant's assignment of its 50% interest in Lancaster Area Cellular Enterprises and its 33% interest in Pennsylvania RSA 12 Limited Partnership to Telespectrum, Inc.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            D & E Communications, Inc.
                                                     (Registrant)


Date: November 12, 1997
                                        By:          Thomas E. Morell
                                             ----------------------------------
                                                     Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                            (On behalf of the Registrant and as
                                             Principal Financial Officer)









UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF November 12, 1997.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS

Exhibit                     Identification
  No.                         of Exhibit                            Reference
  ---                         ----------                            ---------

  10.1         Stock Acquisition Agreement between
               D & E Communications, Inc. and
               Southwestern Investments, Inc., a
               subsidiary of Citizens Utilities
               Company, dated November 3, 1997.                  Filed herewith.

  27           Financial Data Schedule.                          Filed herewith.