Form 10-K
period 1997-12-31
D&E COMMUNICATIONS INC
filed 1998-03-30
CIK 1011737

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997     Commission file number 000-20709
                                                                       ---------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                            D&E Communications, Inc.
                    -----------------------------------------
             (exact name of registrant as specified in its charter)

               Pennsylvania                        23-2837108
         ------------------------               ------------------
      (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)          Identification No.)


124 East Main Street; P.O. Box 458
Ephrata, Pennsylvania                                           17522-0458
---------------------------------------                         ----------
(Address of principal executive offices)                        (zip code)

Registrant's Telephone Number, including area code (717) 733-4101
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.16 per share
          ------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes X   No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 6, 1998 (based upon the closing price of such stock as of such date) was $80,992,556.

The number of shares outstanding of the Registrant's common stock, $.16 par value, was 7,432,389 at March 6, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement relative to the Registrant's 1998 Annual Meeting of the Shareholders to be held on April 30, 1998, are incorporated herein by reference in Part III hereof.

Total number of pages including cover page is 73.

The index to exhibits is found on sequentially numbered page 22.

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
                                     PART I

 Item 1.  Business.......................................................................       1

 Item 2.  Properties.....................................................................       7

 Item 3.  Legal Proceedings..............................................................       8

 Item 4.  Submission of Matters to a Vote of Security Holders............................       8

                                     PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........       9

 Item 6.  Selected Financial Data........................................................      10

 Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................................      11

 Item 8.  Financial Statements and Supplementary Data....................................      17

 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................................      17

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.............................      18

Item 11.  Executive Compensation.........................................................      18

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...................................................................      18

Item 13.  Certain Relationships and Related Transactions.................................      18

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............      19

                                     PART I


Item 1. Business.

         (a)  General Development of Business.
                    D&E Communications, Inc. is a telecommunications holding company formed in June 1996, when it became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company ("Telco"). In 1996, Telco received permission from the Pennsylvania Public Utility Commission ("PUC") for approval to form a holding company corporate structure (the "Restructuring"). The general purpose of the Restructuring was to establish a more appropriate corporate structure for continued growth and financial strength in a competitive environment. A majority of the shareholders entitled to vote at the Annual Meeting of Shareholders held on May 9, 1996 approved the Agreement and Plan of Exchange (the "Plan of Exchange"). Under the terms of the Plan of Exchange, each of the outstanding Telco common shares ($0.50 par value) was exchanged for three D&E Communications, Inc. common shares ($0.16 par value). In effect, the exchange was similar to a three-for-one split of Telco common shares. In addition, Telco declared a dividend to D&E Communications, Inc. of all of the capital stock of its subsidiaries D&E Telephone and Data Systems, Inc. ("TDS"), (f/k/a Red Rose Communications, Inc.), and D&E Marketing Corp. ("Marketing"). D&E Communications, Inc. and its subsidiaries (hereinafter collectively referred to as "D&E") provide telecommunications services for local exchange, long distance, Internet access and sell related systems equipment to customers in the south central Pennsylvania area.

                    During 1997, D&E further expanded its corporate structure to facilitate the continuing growth in non-regulated business opportunities. D&E formed D&E Wireless, Inc., ("Wireless") to design, construct and operate a PCS digital network. Additionally, D&E Investments, Inc. ("Investments") was formed to hold various PCS licenses acquired by D&E, and D&E Holdings, L.P. ("Holdings") was formed to hold various cellular partnership interests owned by Telco. Changes after these organizations were formed included the sale of two cellular partnership interests and the formation of a joint venture, between subsidiaries of Omnipoint Corporation ("Omnipoint") and Wireless, which began operations in November 1997.

                    In addition to the above U.S. activities, D&E provides telephone and cable television services in Europe through part ownership in two separate ventures. Monor Telephone Company in Hungary ("MTT") is controlled by Monor Communications Group ("MCG"), a U.S. corporation in which Marketing has an investment. During 1997, Marketing acquired an interest in EuroTel L.L.C., ("EuroTel") a domestic joint venture formed to construct and operate a telephone network in central Poland. EuroTel acquired 100% ownership in Pilicka Telephone, ("PT") a Polish corporation which has begun construction of a network in a region south of Warsaw.

         (b) Financial Information About Industry Segments.
                   Financial information about D&E and its subsidiaries is contained in the consolidated Financial Statements filed herewith. D&E presently engages in operations in only one industry segment, telecommunications services and equipment.

         (c) Narrative Description of Business.
                   (1) Overview. Telco, furnishes telephone service through 53,673 access lines to an estimated population in excess of 100,000 in an area of approximately 227 square miles covering parts of Berks, Lancaster and Lebanon Counties in the Commonwealth of Pennsylvania. National and international communications services are also furnished through interconnection with the facilities of other companies.

         The area served by Telco is mostly rural and suburban in nature, with an agricultural and farming economic base. In addition, the business elements include manufacturing, distribution, retail, and service establishments. Of the 53,673 access lines serviced by D&E as of December 31, 1997, service is provided to 39,403 residential customer lines (73%) and to 14,270 business customer lines (27%).

         The principal categories of service rendered by Telco are:

         (i) Local Network Services -- provide local exchange (dial tone), local private line and public telephone services to residential and business customers in Telco's franchised serving area.

         (ii) Network Access Services -- provide local exchange carriers and interexchange carriers, as well as other regional telephone companies, with the use of Telco's local network facilities for the completion of long distance calls. Payment for providing these facilities comes directly from the users or from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA").

         (iii) Long Distance Network Services -- provide long distance service to residential and business customers within the Capital (south central) Region of Pennsylvania.

         Telco constructed and installed, and now maintains, an Enhanced 911 ("E911") system in Lancaster County pursuant to an Agreement for Telco to furnish the County's 911 system with an Automatic Location Identification ("ALI") Network. The E911 backup system, required by the Public Safety Emergency Act of 1990, is located at Telco's Ephrata Central Office. Under the E911 system, a dispatcher will be provided with the phone number and address of the caller automatically.

         Holdings participates in a cellular joint venture with 360(degrees) Communications Company, formerly known as Sprint Cellular Company ("360CC"), and Conestoga Enterprises, Inc. through its 15% interest in Berks and Reading Area Cellular Enterprises ("BRACE"). BRACE, in conjunction with other telecommunications companies, provides cellular telephone service in the Reading metropolitan area. In September 1997, Holdings sold its interests in two other cellular providers, the joint ventures of Lancaster Area Cellular Enterprises and the Pennsylvania RSA 12 Limited Partnership.

         In 1995, Marketing invested in D&E SuperNet(TM), a partnership which offers Internet access service and related equipment to customers in south central Pennsylvania. Marketing owns 50% of D&E SuperNet(TM). Marketing owns 16.5% of MCG which operates a telephone system through MTT in Hungary. Marketing also owns 33% of EuroTel which is developing a telephone system through PT in Poland.

         TDS sells, installs and maintains telecommunications equipment. In this capacity, TDS provides service primarily to business customers in central and eastern Pennsylvania. TDS operates a retail store that specializes in communications equipment such as telephones and accessories. TDS (d/b/a D&E Long Distance) provides long distance telephone services on an equal access basis within the Telco service area and, since mid 1997, throughout the Bell
Atlantic - PA franchise area of Lancaster County. TDS also (d/b/a D&E Computer Networking Services) provides computer Local and Wide Area Network sales and services to area businesses.

         D&E is participating in a new generation of wireless services known as Personal Communications Services ("PCS"). PCS is a cellular-like, digital, wireless communication system with opportunities to provide truly mobile, portable communications to the business and residential markets. In 1995, TDS became managing partner in The D and E Group, a partnership formed for the purpose of participating in PCS spectrum auctions conducted by the Federal Communications Commission ("FCC"). TDS made an initial capital contribution of $2,000,000 to The D and E Group, which in turn, became a minority equity investor in PCS One, Inc. On February 20, 1997, the shareholders of PCS One, Inc. approved the Agreement and Plan of Merger ("the Merger") as of December 12, 1996, by and between PCS One, Inc. and D&E whereby PCS One, Inc. merged with and into D&E. The Merger was completed on March 21, 1997. Upon completion of the merger, D&E dissolved The
D and E Group partnership.

           On January 15, 1997, D&E was awarded two PCS licenses in the FCC spectrum auction for the Harrisburg D Block License and the York-Hanover E Block License. D&E formed Wireless in 1997 to design, construct and provide PCS services in the three markets of Lancaster, Harrisburg and York-Hanover. On November 14, 1997, Wireless formed a joint venture with Omnipoint. The joint venture D&E/Omnipoint Wireless Joint Venture, L.P. d.b.a. PCS ONE ("PCS ONE") provides PCS service including mobile phone, answering machine, pager, fax, and Internet access to the Business Trading Areas of Lancaster, Harrisburg, York-Hanover and Reading.


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

              The Telecommunications Act also removes entry barriers such as cross-ownership rules, into other industry segments. The immediate absence of cross-ownership rules, which formerly prohibited a cable television company and telephone company owned by the same entity from offering services in the franchise territory, could encourage mergers and marketing opportunities throughout the nation. Therefore, the competitive profile of incumbent local exchange carriers may change. D&E continues to analyze the merits of entering such new markets, while focusing on continuing to strengthen operations in its franchise territory.

              The Telecommunications Act may also provide long distance carriers, such as AT&T Communications ("AT&T"), MCI, Sprint and Regional Bell Operating Companies ("RBOCs"), such as Bell Atlantic, the opportunity to compete in Telco's traditional service area. The foregoing competitors may have substantially more resources than D&E. However, Telco is initially afforded some protection through the Telecommunications Act's rural exemption clauses which specifically prohibit competitive local exchange carriers from offering service to Telco's customers until the state public utility commission determines that a bona fide request from a competitor would not be unduly economically burdensome, technically infeasible and inconsistent with universal service principles.

         (i) Federal. Telco's furnishing of interstate network access services and certain related matters are subject to regulation by the FCC. Interstate network access services are transmission and switching services provided by local telephone companies at each end of a long distance telephone call. These services provide connections from end-users (telephone subscribers) to the long distance networks of companies such as AT&T, MCI, Sprint, and others.

         Telco currently earns its interstate revenues from settlement pools administered by NECA. NECA comprises approximately 1,438 local telephone companies in the United States -- both large and small. Established at the direction of the FCC, NECA prepares and files uniform interstate access charge tariffs on behalf of NECA member companies and collects data from member companies upon which it bases its redistribution of revenues to the member companies. Telco bills access charges to both interexchange carriers and end user customers at uniform rates specified in NECA tariffs, reports the demand unit data to NECA, and receives compensation from NECA based upon FCC approved settlement formulas. NECA settlements represent Telco's portion of pooled revenues designed to recover the costs of providing interstate access services, plus an authorized return on investment. Telco received approval from the FCC to withdraw from the NECA Traffic Sensitive Pool and apply its own tariff rates effective July 1, 1994. During 1996 Telco exceeded 50,000 access lines. Therefore, on July 1, 1997 when the traffic-sensitive access rates expired under the FCC Small Company Incentive regulation, Telco was required to follow another method of determining these rates. Telco elected to rejoin NECA's Traffic Sensitive Pool and effective July 1, 1997, revised its traffic-sensitive access rates to the rates from the NECA Interstate Access Tariff. The interstate revenues generated through participating in NECA access rates and settlements are more favorable and prone to less risk than if Telco had established rates based on its costs.

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

         In June 1994, D&E, through its subsidiary TDS, was granted FCC approval for its long distance toll reseller, D&E Long Distance. Other aspects of D&E's interstate operations are also generally subject to the jurisdiction of the FCC. This federal agency has established and currently enforces regulations governing the operations of, and services furnished by, telecommunications companies.

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

         The rates which Telco charges for toll and access are contained in the tariffs issued by the Pennsylvania Telephone Association ("PTA") -- a trade association of the state's approximately 38 telephone companies. Telco uses the PTA toll and access tariffs for rates and rules governing the provision of intrastate access services furnished to interexchange carriers and for regional long distance (including WATS/800) services provided to end-users.

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


         66 Pa. C.S. (sections) 3001 - 3009 (also known as Chapter 30), enacted on July 8, 1993, allows local exchange carriers to petition the PUC for an alternative form of regulation other than traditional rate base/rate of return. In its petition, the local exchange carrier must define and commit to a network modernization plan promising 100% conversion of its interoffice and distribution telecommunications network to broadband capability by December 31, 2015.
The petition also allows the local exchange carrier to propose services that are deemed competitive for deregulation. Local exchange carriers who do not file a petition and network plan by July 8, 1998, will be subject to a Show Cause order, which is an order requiring the local exchange carrier to show good reason why it should not be required to file a petition. D&E is currently formulating its strategy in this area and plans to file its Chapter 30 petition by July 8, 1998.

         (3) Significant Customers. There are no significant end-users (telephone subscribers), the loss of whom would have a material adverse effect on D&E. AT&T, however, is D&E's most significant customer in terms of total revenue received from a single entity. During each of the last three fiscal years, AT&T purchased network access services, billing and collection services, and marketing and sales-referral services from D&E which, in 1997, 1996 and 1995, produced $5,521,000, $5,193,000 and $5,412,000, respectively, in annual revenues, or approximately 11.4%, 11.7% and 13.2%, respectively, of total consolidated operating revenues.

         Although D&E's revenue stream relies heavily upon services furnished to AT&T, management believes the chance of losing a significant portion of AT&T revenues is remote for the following reasons:

          D&E provides network access services within its franchised service area to interexchange carriers such as AT&T, MCI, Sprint and others who use D&E's switching and transmission facilities for the completion of long distance calls. Certain long distance carriers have occasionally (i) limited the use of D&E's facilities by converting the use of service from switched access service to special access service ("Service Bypass"), or (ii) bypassed the use of D&E's facilities entirely ("Facility Bypass"), both of which result in less revenue. Management does not expect the Company's business to be affected significantly by either Service Bypass or Facility Bypass within the immediate future. Such bypass normally occurs in metropolitan areas in which a significant customer represents a large portion of business. D&E's service area is predominantly rural and suburban in nature and constitutes a diverse customer mix.

          To the extent that AT&T loses market share to other long distance companies and D&E, therefore, loses revenue from AT&T, management believes D&E should receive approximately the same revenue from any other long distance carrier competing with AT&T.

         Although AT&T has previously objected to D&E's network access service rates, D&E and AT&T have negotiated such rates, which have been approved by the PUC and the FCC. D&E believes that its relations with AT&T are good, and fully expects to continue doing business with AT&T. Based on three-year data during the period from 1994 to 1997, the number of access lines grew at an average annual rate of 4.3%, while AT&T minutes of use declined from 1994 to 1995 and increased thereafter. A portion of AT&T's decline in D&E's franchised area in 1994 and 1995 can be attributed to, and offset by, D&E Long Distance which began its operations as a long distance toll reseller in June 1994.

         (4) Competition. On December 15, 1995, the PUC ordered an implementation schedule for intraLATA toll presubscription which took affect for Telco on December 31, 1997. Regional, or "intraLATA" toll, presubscription enables consumers to designate a carrier of their choice for all direct-dialed toll calls made within the same Local Access Transport Area ("LATA"). Previously, all direct-dialed intraLATA toll calls were handled by the local exchange carrier. IntraLATA presubscription required Telco to open its exclusive direct-dial regional market to long distance competitors, i.e., interexchange carriers and toll resellers, in the same manner interLATA and interstate toll calls are offered by a variety of long distance companies today. To the extent that these competitors are able to gain a significant market share of Telco's intraLATA toll or a significant portion of service of Telco's franchise territory, such loss would have a material adverse effect on the Company's operations and financial condition. However, some portion of this loss may be recouped from the increased volume of access required by the long distance companies.

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

         Another significant service provided by Telco, which had traditionally been non-competitive, is network access service provided to long distance companies and other telephone companies within the local region. Competitive access service providers, which are capable of originating and/or terminating calls without the use of the local telephone company's plant, are beginning to compete with telephone companies in providing network access service in major metropolitan areas. While there can be no assurance that D&E's revenues will not be materially adversely affected by competition from such competitive access service providers, management believes, D&E's business will not be materially affected by such competitive access service providers because D&E has a diverse customer mix which D&E services with competitive pricing.

         Various other services had been historically provided exclusively by Telco, but in recent years such markets were opened to competition from other suppliers. Examples include directory publishing and billing and collection services. The federal and state regulatory agencies regulate such services less than in the past, i.e., tariffs showing rates and rules governing the furnishing of some of these services are no longer required. However, the revenues, expenses and investments associated with these operations are still a part of the PUC's rate making formula in the determination of basic local service rates and are reflected as such in Telco's operations. To compete in open markets, D&E utilizes a combination of media, such as local newspaper, radio and television advertising, to highlight D&E's competitive service and pricing differences in order to attract customers to D&E's products and services.

         D&E participates in a cellular joint venture with Conestoga Enterprises, Inc. and 360CC, which is licensed by the FCC. These carriers compete with wireless cellular service providers in the respective metropolitan areas in which they are licensed to serve. PCS also constitutes a potential source of competition. PCS consists of wireless portable telephone services which allow customers to place and receive calls, as well as send data transmissions, from any location, thereby competing with pay phone and cellular phone services. TDS also faces competition in its D&E Long Distance telephone service which competes against other long distance carriers such as AT&T, Sprint, MCI and others.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. On February 28, 1994, the government of Hungary awarded a concession to MTT, a Hungarian corporation, to provide local exchange telecommunications service for a period of twenty-five years in the Monor Region of Hungary. The Hungarian concession provides that MTT will have the exclusive right to design, construct and operate this telecommunications network beginning in 1994 for an eight-year period. The Monor Region is a 750 square mile area with a population of 240,000 people and is adjacent to the southeast side of Budapest. MTT provides over 62,000 lines of telephone service and additionally, provides service to over 26,000 cable television customers. MCG, a Nebraska corporation, presently owns 89% of MTT. Marketing has invested $6,652,000 in MCG since December 1993, resulting in 16.5% ownership of MCG.


         During 1997, Marketing purchased common stock giving it a 33% interest in EuroTel L.L.C., a U.S. company. EuroTel acquired 100% ownership of PT, a Polish corporation in July 1997. PT is constructing a telephone network in an area south of Warsaw where PT has three licenses covering an area with a population of approximately 1.9 million people. As of December 31, 1997, Marketing has made loans to EuroTel of $4,555,000 to finance the initial construction of the network.

Special Considerations.

Growth of unregulated business activities and increased competition may involve more risk.

         A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. Nonetheless, D&E continues to experience growth in its unregulated businesses. The Telecommunications Act of 1996 (the "Telecommunications Act"), signed into law by President Clinton on February 8, 1996, has enormous ramifications throughout both state and federal jurisdictions and, therefore, affects the strategic direction of D&E. While the Telecommunications Act encourages development of advanced technology in the telecommunications industry and entrance of D&E into new markets, it may also provide these same opportunities to a new set of competitors and other entrepreneurs, who have not previously been permitted to compete in Telco's markets.

Effect of exchange rate fluctuations.

         D&E has invested in operations in Europe which have experienced exchange translation losses in converting results from foreign currencies into U.S. dollars. As provided in the contracts and licenses with the various ministries of telecommunications, the foreign operations are able to raise rates as inflation has affected the translation between currencies, there can be no assurance that the Company's foreign operations will be able to raise rates in the future to offset some or all of the effects of inflation of the local currencies. Although there has been no problem moving currency out of foreign countries, there is no assurance that currency movement controls will not be enacted in the future.

New business activities.

         D&E has committed itself to invest in several new ventures. These new business opportunities are likely to generate costs in excess of revenue during their development period. Although management believes in the viability of these new ventures, they operate in competitive environments and, therefore, are not assured of becoming viable businesses.

Item 2.  Properties.

         (a) Land and Buildings. D&E owns its corporate headquarters, a multi-purpose six-story building, the Brossman Business Complex ("BBC"), located at 124 East Main Street, Ephrata, Pennsylvania. It consists of approximately 85,900 square feet of floor space. The first and second floors are occupied by a movie/live theater and a restaurant. Other portions of the building are leased as office space and conference rooms. Approximately half of the building is currently occupied by D&E employees.

          D&E also owns its main central office switch located at 130 East Main Street, Ephrata, Pennsylvania. This building consists of approximately 19,600 square feet and contains administrative offices and central office switching equipment serving customers in the Adamstown, Denver, Akron and Ephrata exchanges. In addition, it houses the PCS ONE switch and computer equipment.

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

         (b) Network Plant Facilities. D&E owns and operates a network of switching and transmission facilities which are used to provide local, national and international telecommunications services to its customers. This network also provides for advanced custom calling services and customer local area signaling services ("CLASS") and is positioned to provide broadband services in the future.

         The switching facilities consist primarily of digital electronic switching equipment housed in D&E-owned buildings situated at various locations within the service area. The 100% fully digital switching technology used by D&E is manufactured by Northern Telecom. Two host DMS-100 switches are located in Ephrata and Lititz; ten remote switching centers or remote line modules are located in buildings or controlled environmental vaults at Adamstown, Akron, Brickerville, Denver, Durlach, Elstonville, Lincoln, Manheim, Reinholds, and Turnpike 21. Other smaller remote dial tone units, such as access nodes and digital loop carrier equipment, are contained in weather-proof housings scattered throughout the territory. D&E has also invested in Signaling System 7, ("SS7") Signaling Transfer Point equipment, SS7 Signaling Control Point equipment, and Advanced Intelligent Network ("AIN") Service BuilderTM software which are used to provide AIN services. In addition, this equipment permits D&E to be a node in the Illuminet telephone network through which other telecommunications companies can obtain access to the national SS7 network.

         Transmission facilities, sometimes referred to as "outside plant," consist of cables, wires, terminals and the necessary supporting structures (poles, conduits, manholes, etc.). The cable plant in service contains mostly metallic copper conductors and is installed in one of the following methods: aerial construction on poles, underground in conduit, or directly buried in the earth. The "outside plant," or "local loop" facilities, connect each end user (telephone subscriber) with one of D&E's switching units, which in turn are interconnected with other exchange central offices or the facilities of long distance companies such as AT&T, MCI, Sprint, and others.

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

Item 3.  Legal Proceedings.

         D&E is involved in various legal proceedings arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on D&E's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the shareholders during the fourth quarter of 1997.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The common stock of D&E Communications, Inc, has traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol DECC since October 1, 1996. Previously it was traded on the over-the-counter market. The table below sets forth the high and low bid prices of D&E's Common Stock during each of the periods indicated, as reported and summarized in the "Pink Sheets" published by the National Quotation Bureau prior to October 1, 1996. After October 1, 1996, the bid prices were available daily on the NASDAQ National Market.

                       1996             Low        High

                  1st Quarter       $ 17.83       $ 23.92
                  2nd Quarter       $ 19.67       $ 19.83
                  3rd Quarter       $ 20.00       $ 24.75
                  4th Quarter       $ 23.50       $ 24.75

                       1997             Low          High

                  1st Quarter       $ 21.50       $ 23.00
                  2nd Quarter       $ 19.00       $ 21.50
                  3rd Quarter       $ 17.25       $ 19.00
                  4th Quarter       $ 16.50       $ 19.25


          The amounts shown above reflect the three-for-one share exchange which occurred when D&E became the holding company of the Denver and Ephrata Telephone and Telegraph Company (Telco). The approximate number of holders of Common Stock of D&E, based upon the records maintained by D&E, as of December 31, 1997, was 1,040.

         On January 7, 1998, D&E issued 1,300,000 shares of restricted Common Stock to Southwestern Investments, Inc., a subsidiary of Citizens Utilities Company (Citizens), for an aggregate sales price of $27 million in a privately negotiated transaction that was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. (See Management's Discussion and Analysis of Financial Condition and Results of Operation - Other).

         Cash dividends have been declared quarterly on D&E's Common Stock during the two most recent fiscal years in the annual amount of $0.39 per share. Dividends are paid as and when declared by D&E's Board of Directors and in accordance with restrictions set forth in covenants contained in Telco's debt agreements. For further discussion of such restrictions, see Note 9 to the Financial Statements.

         For further discussion of D&E's intended use of any cash reserves available to it, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 6.  Selected Financial Data.

         The following table sets forth selected consolidated summary financial information as of December 31, and for each of the last five fiscal years ended December 31, 1997. Certain amounts have been reclassified for comparative purposes.

                 FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA
              (dollars in thousands, except per-share amounts) (1)


                                             1997       1996        1995         1994        1993
                                             ----       ----        ----         ----        ----
Income Statement Data
         Operating Revenues                $ 48,484    $ 44,396    $ 40,908    $ 36,777    $ 32,626
         Net Income                        $  9,565    $  3,910    $  3,343    $  3,244    $  3,374

Balance Sheet Data
         Total Assets                      $119,961    $ 91,556    $ 88,521    $ 85,175    $ 78,246
         Long-Term Debt                    $ 41,657    $ 24,888    $ 26,137    $ 26,512    $ 26,269
         Redeemable Preferred Stock (2)    $   --      $   --      $   --      $    129    $   --

Per-Share Information
         Basic Earnings Per
           Common Share (3)                $   1.58    $   0.68    $   0.59    $   0.57    $   0.59
         Cash Dividends Declared
           Per Common Share (3)            $   0.39    $   0.39    $   0.36    $   0.35    $   0.33



(1) The selected financial data for fiscal years 1995 through 1993 are for Denver and Ephrata Telephone and Telegraph Company, which is now a subsidiary of D&E Communications, Inc. D&E Communications, Inc., and its subsidiaries are referred to as (D&E).

(2) The 1,289 outstanding shares of Telco's Series B 5 1/2% Preferred Stock were redeemed on February 1, 1995, at $100 par value per share plus accrued dividends.

(3) The per-share data is based upon the weighted average common shares outstanding and reflects a three-for-one share exchange effective June 7, 1996. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards 128, Earnings per Share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Fiscal Years 1997, 1996 and 1995

         On June 7, 1996, D&E Communications, Inc. became the parent company of Denver and Ephrata Telephone and Telegraph Company (Telco) pursuant to the terms of the Agreement and Plan of Exchange (the Plan of Exchange), whereby each of the outstanding Telco common shares, par value $.50, was exchanged for three D&E common shares, par value $.16 (the D&E Share Exchange). In its effect, the D&E Share Exchange was similar to a three-for-one split of Telco common shares. For comparative purposes, all information related to D&E common shares and per-share amounts for all periods presented have been restated to reflect the D&E Share Exchange. The following should be read in conjunction with D&E's financial statements. Monetary amounts presented in the following discussion are in thousands except earnings per share.

         The financial statements have been reported in thousands of dollars and summarized to reflect the new presentation. Accounts have been reclassified to reflect the emphasis on more detailed internal management information and continued emphasis on growth in non-regulated communication services. The discussion on the results of operations which follows, tracks the historical method in which these results have been discussed.


RESULTS OF OPERATIONS

Summary

         Net income for 1997 was $9,565, 144.6% over 1996 net income of $3,910 primarily as a result of the gain on the sale of cellular partnership interests. The increase of $5,655 included a net of tax gain of approximately $7,986 from the cellular sale. This gain was partially offset by additional losses of approximately $2,000 in recording the results of joint ventures with affiliates operating in Hungary, Poland and the domestic operations of a Personal Communications Services (PCS) business. Net income for 1996 was $3,910, 17.0% more than 1995 net income of $3,343. The 1996 increase in net income was primarily due to an increase in the equity in net income from affiliates of $1,196 associated with D&E's Hungarian investment.

         During 1997, cash flow changes included an increase from investing activity, primarily from the proceeds of the cellular interest sale, which was partially offset by increased net investments in other affiliates and a decrease from financing activity including the net repayment of debt. In 1996, the changes were primarily a decrease in funds from operations resulting from a reduction of accounts payable for equipment purchases and partially offset by an increase in notes receivable related to the acquisition of a PCS license and the merger with PCS One, Inc.

Operating Revenues

         Consolidated operating revenues for 1997 were $48,484, an increase of $4,088, or 9.2%, over 1996. Approximately one-third of the growth was from communication product sales which were primarily related to the November 1996 acquisition of the D&E Computer Networking Services (D&E CNS) business, formerly known as Com Tech Technical Services. Consolidated operating revenues for 1996 were $44,396, an increase of $3,488, or 8.5%, over 1995. Approximately two-thirds of the revenue growth in 1996 was derived from non-regulated sources, while revenues from regulated telephone activities also increased. A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. The Telecommunications Act of 1996 (the "Telecommunications Act") has enormous ramifications throughout both state and federal jurisdictions and, therefore, affects the strategic direction of D&E. While the Telecommunications Act encourages development of advanced technology in the telecommunications industry and entrance of D&E into new markets, it may also provide these same opportunities to a new set of competitors who have not previously been permitted to compete in Telco's markets.

         Communication service revenues include: local network services, network access services, long distance network services, directory advertising and other communication services. These categories are discussed separately below.

         Local network services revenues are generated by Telco providing local exchange, local private line and public telephone services. Local network services revenues increased 9.9% in 1997 to $9,512 from $8,654 in 1996. The 1997 increase was partially from a 4.7% increase in the number of access lines and increased demand for other features such as Caller ID Deluxe which accounted for approximately $378 of the increase. A revenue-neutral rate adjustment in May 1997 also increased local network services revenues by approximately $480 while decreasing revenues for other services. Local network services revenues increased 4.0% in 1996 to $8,654 from $8,321 in 1995. The 1996 change was primarily due to a 5% increase in the number of access lines, which accounted for approximately $266 of the increase; one-time revenues recorded to set up several new local private line customers, which accounted for $66 of the increase; and a custom calling features increase of $119, primarily from Caller ID Deluxe implemented in mid-1995. These increases were offset by a decline in revenue related to the one-time revenues recorded in 1995 to load customer records in the Automatic Location Identification (ALI) network used by Lancaster County's 911 Center.

         Network access services revenues are received from Telco's subscribers, from local exchange carriers (LECs) and interexchange carriers (IXCs) for their use of local exchange facilities in providing long distance services to their customers, and from settlement pools administered by the National Exchange Carrier Association, Inc. (NECA). Revenues in this category increased 5.4% in 1997 to $16,698 from $15,843 in 1996. The 1997 increase was related to the increased number of access lines, trunks and ports, all handling an increase in minutes of use which generated $1,193 of the increase. An increase in interstate Carrier Access Billing System (CABS) rates in July contributed $535 of additional revenue. Interstate access revenues settled through NECA decreased $1,196 as a result of Telco reentering the Traffic Sensitive Pool in July 1997. Network access services revenues increased 3.5% in 1996 to $15,843 from $15,309 in 1995. The increase in 1996 was primarily due to an increase of $406 from the intrastate minutes of use and increases in the number of access lines and special access circuits.

         During the third quarter of 1996, Telco exceeded 50,000 access lines. Therefore, on July 1, 1997, when the current traffic-sensitive access rates expired under the FCC Small Company Incentive regulation, Telco was required to follow another method of determining these rates. Accordingly, Telco rejoined NECA's Traffic Sensitive Pool and effective July 1, 1997, revised its traffic-sensitive access rates to the rates from the NECA Interstate Access Tariff. The interstate revenues generated through participating in NECA were more favorable and prone to less risk than if Telco had established rates based on its costs.

         Long distance network services revenues are received from long distance calls made by Telco customers within the Capital (south central) Region of Pennsylvania as well as D&E Long Distance customers' calls worldwide. During 1997, long distance network services revenues decreased 0.6% to $5,964 in 1997 from $5,997 in 1996, partially as a result of a small decrease in the minutes of use and partially from a rate decrease which was part of a revenue neutral rate adjustment in May 1997. Long distance network services revenues increased by 6.3% to $5,997 in 1996 from $5,640 in 1995. The 1996 increase was related to an increase of 4.0% in the long distance minutes of use.

         Directory advertising revenues, received from advertisement space sold in the telephone directory, increased 8.2% to $3,182 in 1997 from $2,940 in 1996, compared to a 10.1% increase in 1996 from $2,670 in 1995. The increases were primarily due to rate increases in local billings and in billings for advertisers located outside Telco's regulated area.

         Other communication services revenues include equipment rentals, repairs, paging, billing and collection services for other communication companies and consulting services provided primarily to the D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE). Communication services revenues increased 18.2% to $3,121 in 1997 from $2,640 in 1996. Approximately $365 of the increase was related to consulting services provided to PCS ONE by D&E Wireless, Inc. (Wireless) and other increases in services such as paging, voice mail and repairs. Communication services revenues increased 3.7% to $2,640 in 1996 from $2,547 in 1995 primarily from increased equipment rentals for paging and other communications equipment.

         Communication products sold includes primarily telephone systems and computer Local and Wide Area Network sales. Communication products sold revenues increased 19.3% to $8,565 in 1997 from $7,181 in 1996. The 1997 increase was primarily attributable to the acquisition of D&E CNS (formerly known as Com Tech Technical Services) in November 1996. The increase was net of an offsetting revenue decrease of $817 related to the construction of a fiber optic facility for a third party which was completed in 1996. Communication products sold in 1996 increased 37.2% to $7,181 from $5,236 in 1995 partially from the acquisition of D&E CNS and partially from equipment sales related to the construction of the fiber optic facility.

         Miscellaneous revenues include amounts earned from pole attachment rentals, the rental of real estate facilities, services provided to Lancaster County in implementing and maintaining the 911 Center at Telco's Manheim Central Office and other miscellaneous services. Miscellaneous revenues increased 26.4% to $1,442 in 1997 from $1,141 in 1996 and decreased 3.7% in 1996 from $1,185 in
1995. During 1997 D&E received a one-time $250 payment for agreeing to the assignment of a long-term directory publishing contract.

Operating Expenses

         Consolidated operating expenses for 1997 were $39,464, an increase of $3,467, or 9.6%, over 1996 operating expenses of $35,997. Total operating expenses for 1996 increased by $3,541, or 10.9%, over 1995 operating expenses of $32,456.

         Communication service expenses include: network operations expenses, network access, directory advertising and other communication services costs. These categories are discussed separately below.

         Network operations expenses are incurred in maintaining D&E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, videoconferencing and other materials and supplies. Expenses in this category decreased 5.9% to $5,722 in 1997 from $6,079 in 1996. The 1997 decrease was primarily due to a decrease in wages and benefits offset by increased costs in Wireless related to the startup of the PCS network. Network operations expenses increased 3.0% in 1996 to $6,079 from $5,905 in 1995. The 1996 increase was primarily due to increased wages and benefits.

         Directory advertising increased 9.7% to $2,016 in 1997 from $1,838 in 1996 and increased 9.1% in 1996 from $1,685 in 1995. The increases in both years were related to the increased size and costs to publish the telephone directory.

         Other communication services costs increased 85.9% to $766 in 1997 from $412 in 1996 and were relatively unchanged in 1996 compared to 1995. The primary increase in 1997 related to the initiation of communication services provided to PCS ONE in operating its wireless network. Communication service costs will increase at a faster rate in the future as more services are provided to affiliated companies.

         Cost of communication products sold increased $788 to $5,816, or 15.7%, in 1997 and $1,319 to $5,028, or 35.6%, in 1996. The increase in 1997 was primarily attributable to the acquisition of the D&E CNS business in late 1996. The increase in 1996 was related to the installation of a major communication system on a local college campus and was partially offset by a decrease related to construction of a fiber optic facility that was started in 1995 and completed in 1996.

         Depreciation expense increased $752 to $8,466, or 9.8%, in 1997 and $456 to $7,714, or 6.3%, in 1996. The increase in both years was primarily attributable to an increase in telephone plant in service.

         Marketing and customer services expense in 1997 increased $150 to $3,365, or 4.7%, primarily due to increased wages and benefits, partially related to sales and customer services in connection with D&E CNS. Marketing and customer services expense in 1996 increased $144 to $3,215, or 4.7%, primarily due to an increase in postage and supplies expenses combined with an increase in wages and benefits.

         General and administrative services expense increased $1,622 to $10,762, or 17.8%, in 1997 and $1,355 to $9,140, or 17.4%, in 1996. The 1997
increase was primarily related to legal, planning and training costs related to the Wireless business and to increased wage and benefit costs. The 1996 increase was primarily due to an increase in wages and benefits, a one-time charge of $354 for an early retirement program implemented during the fourth quarter and the costs to list D&E's stock on the NASDAQ National Market.

Operating Income

         Operating income for 1997 was $9,020, or $621 above the $8,399 recorded in 1996. Operating income in 1996 was $53 less than the 1995 operating income of $8,452.

Other Income (Expense)

         Other income (expense), net for 1997 was an income of $8,539, an increase of $10,365 over 1996. The 1997 increase was principally attributable to the $11,971 gain on the sale of partnership interests in two cellular investments. This income was partially offset by equity in the net loss of affiliates. These losses were attributable to: (i) operating losses of $1,560 principally attributable to exchange translation losses from the Monor Communications Group (MCG) investment in Monor Telephone Company (MTT) in Hungary; (ii) operating losses of $407 related to the Eurotel L.L.C. (Eurotel) investment in Pilicka Telephone (PT) in Poland; and, (iii) losses of $989 resulting from PCS ONE in south central Pennsylvania. During 1997 MTT arranged financing with Credit Lyonnais for $50 million denominated in German marks and U.S. dollars and repaid a $30 million U.S. dollar-denominated loan from the Overseas Private Investment Corporation (OPIC). This new debt was intended partially to reduce the level of exchange translation exposure while providing funds for expansion.

         Interest expense decreased $418 or 16.1% to $2,173 in 1997, primarily as a result of funds from the sale of cellular interests being used to repay bank borrowings. Short-term borrowing increased $139 or 5.7% to $2,591 in 1996, to finance capital additions and expansion into new business areas.

Minority Interest

         The 20% minority partner's interest in The D and E Group was recorded for the first time in 1996 and ended with the merger between D&E and PCS One, Inc. in March 1997.

Income Taxes

         The federal and state income taxes increased $5,295, or 198.5%, in 1997 and increased $500, or 23.1%, in 1996. The increases in 1997 and in 1996 were primarily due to the increase in pre-tax income with the significant increase in 1997 resulting from the gain on the sale of cellular interests . In 1997, taxes increased partially from D&E increasing its valuation allowance on the deferred tax assets related to the equity loss in investments, as a result of revised estimates on the realizability of loss carryforwards. The effective tax rates were 45.3%, 40.1% and 38.9% for 1997, 1996 and 1995, respectively.

Effects of Inflation

         It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

         D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and business development. D&E expects that presently foreseeable capital requirements for its existing business will be financed primarily through internally-generated funds and additional debt. Additional short- or long-term debt or equity financing may be needed to fund new business development activities and to enhance D&E's capital structure within management's guidelines. On January 7 1998, D&E issued 1,300,000 shares of Common Stock to Southwestern Investments, Inc., a subsidiary of Citizens Utilities Company (Citizens), for an aggregate sales price of $27 million in a privately negotiated transaction that was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. See Note 15 to the Financial Statements.

         D&E's primary source of funds in 1997 was from an investing activity which generated $17,897 from the sale of cellular interests. Net cash provided by operating activities was $10,721 in 1997 and $8,061 in 1996. The increase in 1997 was primarily from an increase in accounts payable largely related to equipment purchased from Nortel. In 1996, the decreases in cash flow compared to 1995 resulted from a reduction of accounts payable to Nortel of $1,889 for equipment purchases and an increase in receivables in the form of a short-term note receivable from PCS One, Inc. for $1,559 related to the purchase of a PCS license.

         D&E's most significant investing activity in 1997 was the sale of cellular interests for $17,897. The net increase in investments and advances to affiliates was $16,584. D&E invested $6,108 in capital expenditures during 1997 compared with $6,349 of capital additions in 1996. The major capital additions in both years were for switching equipment, computers and software, and poles and cable purchases to continually upgrade the telephone operating system. There were expenditures expected to be included with capital expenditures for PCS network capital additions which, after formation of PCS ONE, were included in the investment in and advances to affiliates. Approximately $6,360 of capital additions net of related accounts payable were included in investment in affiliates. Accounts receivable from affiliated companies also included significant additions of approximately $3,939 for PCS ONE and $4,555 advances to Eurotel for startup activities of PT in Poland.

         As of December 31, 1997, D&E had unsecured lines of credit totaling $16,000 with three domestic banks. The outstanding amounts borrowed under these agreements at the end of the year totaled $6,000. During February 1998, one of the banks increased its line of credit by $2,000, resulting in unsecured lines of credit totaling $18,000. A portion of these funds, in both years, was used to invest in and provide working capital to telephone operations in Hungary, as well as to provide additional working capital for D&E. In 1997, investments and advances were also made to Wireless for development of a PCS business and to Eurotel to finance startup costs of PT.

         Maturities of long-term debt over the next five years are $1,063 annually 1998 through 2000, $926 in 2001 and $1,504 in 2002. D&E believes it will have adequate resources to meet these obligations as they become payable. For further information regarding the interest rates on the unsecured lines of credit and the long-term debt and for current maturities of long-term debt during the next five years, see Note 9 to the Financial Statements.

         As a result of the restructuring associated with the D&E Share Exchange, Telco negotiated amendments, effective June 7, 1996, to the financial covenants contained in each of its three Senior Note Agreements. The amendments changed the limit on accumulated distributions and restricted investments from $9,000 plus 75% of accumulated consolidated net income of Telco, to $5,000 plus 75% of accumulated consolidated net income of Telco. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note Agreements of Telco are guaranteed by D&E.

         D&E's ratio of total debt to total debt plus capital declined to 44.0% at December 31, 1997, compared to 46.3% at December 31, 1996. In January 1998, after the sale of 1,300,000 shares of D&E Common Stock to Citizens, the debt ratio dropped to 31.3%. See Note 15 to the Financial Statements.



OTHER

         During 1997, D&E entered into commitments with an equipment manufacturer to purchase up to $8 million of equipment for the PCS switch and network facilities. This commitment was fulfilled, and the additional PCS equipment requirements are currently arranged directly by PCS ONE.

         On October 8, 1997, MTT entered into a loan agreement with Credit Lyonnais for a general purpose loan of $50 million to repay its OPIC debt and to provide operating capital. An initial drawdown of $42 million was made with the remaining $8 million available for subsequent drawdowns ($1 million without conditions and $7 million if certain covenants are met) until May 31, 1999. The loan is denominated 70% in German marks and 30% in U.S. dollars. It is repayable in 16 semiannual installments commencing on June 30, 1999, and ending on December 31, 2006, with interest at the London Interbank Offered Rate (LIBOR) plus 1.5%. The D&E guarantee required by OPIC was not required by Credit Lyonnais.

         On November 3, 1997, D&E entered into an agreement pursuant to which a subsidiary of Citizens would purchase up to 1.3 million shares of newly issued D&E Common Stock. Under the agreement, the purchase price was equal to the average closing prices of D&E Common Stock on each of the 30 trading days ending on the day of the closing plus 10% of that average price. The price range was limited to a minimum of $20.00 and a maximum of $25.00. Upon approval of the Department of Justice in December 1997, the agreement terms were set at $20.781 per share for 1.3 million shares or $27,015. The closing occurred on January 7, 1998. The investment by Citizens represented 17.5% of the combined shares outstanding. Under the agreement between the parties, Citizens agrees for one year not to acquire additional shares of D&E's stock without D&E's consent. If Citizens proposes to sell any shares of D&E Common Stock, Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register the Common Stock it acquired for public resale. D&E intends to use the net proceeds of the transaction primarily for increasing its investment in PCS ONE.

         On November 14, 1997, Wireless and subsidiaries of Omnipoint Corporation formed PCS ONE for the purpose of developing, managing and operating Personal Communications Services in the Lancaster,

Harrisburg, York-Hanover and Reading Basic Trading Areas. Under the conditions of the 50/50 Limited Partnership Agreement, the venture will operate for an initial period of 10 years with provisions for subsequent 10-year agreement terms.

         In compliance with the Pennsylvania Public Utility Commission directive for regional toll competition, Telco opened its central office switches to equal access for other long distance carriers on December 31, 1997. Although D&E proactively introduced toll discount programs in conjunction with the competition start date, D&E expects the result will be a decrease in long distance network service revenue partially offset by an increase in network access services revenues.

         During a one-year period of reconsideration and waiver of the C-Block license interest, the Federal Communications Commission (FCC) reviewed the repayment terms for C-Block license note agreements. In December 1997, the FCC offered C-Block license holders several options as alternatives to the original payment terms. In February 1998, the FCC further delayed the timing for D&E to elect one of the FCC options for its C-Block Lancaster License. At the present time, D&E is still reviewing its options for the Lancaster License.

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of D&E's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. D&E has addressed the issue by identifying the programs that need to be modified and has completed most of the revisions. The billing system software modification is complete, and the majority of other programs' modifications are nearing completion. The cost of completing the modifications has been immaterial to the current operations, and management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business activities.

FORWARD-LOOKING STATEMENTS

         This annual report contains certain forward-looking statements as to year 2000 remediation, the future performance of D&E and its various domestic and international investments, the effects of inflation and long-term contracts, including the Lancaster County 911 system, MCG, MTT, Eurotel, PT, and PCS ONE. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to regulatory changes and factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         D&E does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 8. Financial Statements and Supplementary Data.

         Information called for by this Item is set forth beginning on page F-1. See Index to Financial Statements.

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

              (2) All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

              (3) The exhibits filed as part of this Report are listed in the Index to Exhibits.

         (b) There was one current report on Form 8-K filed by the Registrant during the last quarter of 1997. On December 2, 1997, a Form 8-K was filed reporting the formation of a partnership between D&E Wireless, Inc. a subsidiary of D&E Communications, Inc. and Omnipoint Venture Partner I, LLC and Omnipoint Holdings, LP. The joint venture was formed to design, build, and market a PCS system in the Lancaster, Harrisburg, York-Hanover, and Reading Basic Trading Areas.

         (c) Exhibits.  See Index to Exhibits.

         (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. No information called for by this Item 14 (d) is required.

                                INDEX TO EXHIBITS

Exhibit           Identification
  No.               of Exhibit                                             Reference
------            --------------                                           ---------
  2.      Plan of acquisition, reorganization, arrangement,
          liquidation or succession:

2.1       Agreement and Plan of Exchange                                    Incorporated herein by reference from
          Between Denver and Ephrata Telephone and                          Exhibit 2.1 to Amendment No. 2 to the
          Telegraph Company (a Pennsylvania                                 Registration Statement on Form S-4
          corporation) and D&E Communications, Inc.                         (Registration No. 333-2960) filed by
          (a Pennsylvania corporation).                                     D&E on April 23, 1996.

2.2       Agreement and Plan of Merger, as amended,                         Incorporated herein by reference from
          between D&E Communications, Inc.                                  Exhibit B to Amendment No. 1 to the
          (a Pennsylvania corporation) and PCS One, Inc.                    Registration Statement on Form S-4
          (a New Jersey corporation).                                       (Registration No. 333-18659) filed by
                                                                            D&E on January 21, 1997.

2.3       Amendment No. 1 to the Agreement and Plan of                      Incorporated herein by reference from
          Merger between D&E Communications, Inc,                           Exhibit C to Amendment No. 1 to the
          (a Pennsylvania corporation) and PCS One, Inc.                    Registration Statement on Form S-4
          (a New Jersey corporation).                                       (Registration No. 333-18659) filed by
                                                                            D&E on January 21, 1997.

2.4       D&E Shareholder Agreement, dated as of March                      Incorporated herein by reference from
          21, 1997, by and between D&E and various                          Exhibit 99.01 to the Form 8-K Current
          shareholders of D&E.                                              Report filed by D&E on April 7, 1997.

2.5       Assignment and Assumption Agreement regarding                     Incorporated herein by reference from
          D&E's assignment of its 50% interest in Lancaster                 Exhibit 2.01 to the Form 8-K Current
          Cellular Enterprises to Telespectrum, Inc.                        Report filed by D&E on September 18,
                                                                            1997.

2.6       Assignment and Assumption Agreement regarding                     Incorporated herein by reference from
          D&E's assignment of its 33% interest in Pennsylvania              Exhibit 2.02 to the Form 8-K Current
          RSA 12 Limited Partnership to Telespectrum, Inc.                  Report filed by D&E on September 18,
                                                                            1997.

3.        Articles of Incorporation and By-laws:

3.1       Amended and Restated Articles of                                  Incorporated herein by reference from
          Incorporation                                                     Exhibit A to D&E's definitive proxy
                                                                            statement for its 1997 Annual Meeting
                                                                            of Shareholders filed April 2, 1997.

3.2       By-Laws                                                           Incorporated herein by reference from
                                                                            Exhibit 3.2 to D&E's Registration
                                                                            Statement on Form 10 filed by D&E on
                                                                            April 30, 1993.





Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
4.        Instruments defining the rights of security holders,
          including debentures:

4.1       Form of D&E Common Stock Certificate,                            Incorporated herein by reference from
          par value $0.16 per share.                                       Exhibit 4.1 to D&E's 1996 Annual
                                                                           Report on Form 10-K.

4.2       Note Agreement between Allstate Life                             Incorporated herein by reference from
          Company, Allstate Life Insurance Company                         Exhibit 4.1 to D&E's Registration
          of New York, and Denver and Ephrata Telephone and                Statement on Form 10 filed by D&E
          Telegraph Company, dated as of November 15, 1991,                on April 30, 1993.
          Re:  $10,000,000 9.18% Senior Notes due November
          15, 2021.

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

4.5       Second Amendment to Note Agreement dated                         Incorporated herein by reference from
          as of November 15,1991 between Allstate Life                     Exhibit 4.3 to D&E's Registration
          Insurance Company, Allstate Life Insurance                       Statement on Form S-3 filed by D&E
          Company of New York, and Denver and Ephrata                      on October 31, 1994.
          Telephone and Telegraph Company, dated as of
          September 27, 1994, Re: $10,000,000 9.18%
          Senior Notes due November 15, 2021.

4.6       First Amendment to Note Agreement dated as of                    Incorporated herein by reference from
          January 14, 1994 between Allstate Life Insurance                 Exhibit 4.5 to D&E's Registration
          Company and Denver and Ephrata Telephone and                     Statement on Form S-3 filed by D&E
          Telegraph Company, dated as of September 27,                     on October 31, 1994.
          1994, Re: $10,000,000 6.49% Senior Notes due
          January 14, 2004.

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
          January 14, 2004.





Exhibit           Identification
  No.               of Exhibit                                             Reference
------            --------------                                           ----------
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

4.9       Fourth Amendment, Consent and Waiver of Note                     Incorporated herein by reference from
          Agreement dated as of November 15, 1991 between                  Exhibit 4.1 to D&E's Quarterly
          Allstate Life Insurance Company, Allstate Life                   Report on Form 10-Q for the
          Insurance Company of New York and Denver and                     quarterly period ended June 30, 1996.
          Ephrata Telephone and Telegraph Company dated as
          of June 7, 1996, RE: $10,000,000 9.18% Senior
          Notes due November 15, 2021.

4.10      Third Amendment, Consent and Waiver to Note                      Incorporated herein by reference from
          Agreement dated as of January 14, 1994 between                   Exhibit 4.2 to D&E's Quarterly
          Allstate Life Insurance Company and Denver and                   Report on Form 10-Q for the
          Ephrata Telephone and Telegraph Company dated as                 quarterly period ended June 30, 1996.
          of June 7, 1996, RE: $10,000,000 6.49% Senior
          Notes due January 14, 2004.

4.11      Installment Payment Plan Note between D&E                        Incorporated herein by reference from
          Investments, Inc. and the Federal Communications                 Exhibit 10.3 to D&E's Quarterly
          Commission dated as of March 28, 1997, Re:                       Report on Form 10-Q for the
          $11,878,574 7.00% note due September 17, 2006.                   quarterly period ended March 31, 1997.

4.12      Security Agreement dated March 28, 1997 between                  Incorporated herein by reference from
          D&E Investments, Inc. and the Federal Communications             Exhibit 10.4 to D&E's Quarterly
          Commission Re: the Installment Payment Plan Note due             Report on Form 10-Q for the
          September 17, 2006.                                              quarterly period ended March 31, 1997.

4.13      Fifth Amendment to Note Agreement dated as of                    Incorporated herein by reference from
          November 15, 1991 between Allstate Life Insurance                Exhibit 10.5 to D&E's Quarterly
          Company, Allstate Life Insurance Company of New                  Report on Form 10-Q for the
          York, and Denver and Ephrata Telephone and                       quarterly period ended March 31, 1997.
          Telegraph Company, dated as of April 1, 1997, Re:
          $10,000,000 9.18% Senior Notes due November
          21, 2021.

4.14      Fourth Amendment to Note Agreement dated as of                   Incorporated herein by reference from
          January 14, 1994 between Allstate Life Insurance                 Exhibit 10.6 to D&E's Quarterly
          Company and Denver and Ephrata Telephone and                     Report on Form 10-Q for the
          Telegraph Company dated as of April 1, 1997, Re:                 quarterly period ended March 31,
          $10,000,000 6.49% Senior Notes due January                       1997.
          14, 2004.





Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
          None of the other long-term debt of D&E and its
          consolidated subsidiaries exceeds 10 percent of
          the total assets of D&E and its subsidiaries on
          a consolidated basis. The Company will furnish a copy
          of the instrument relating to any such long-term debt
          to the Commissionupon request.

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

10.       Material Contracts

10.1      Denver and Ephrata Telephone and Telegraph Company               Filed herewith.
          Executive Incentive Plan as revised January 1998.

10.2      AT&T Communications Standard Agreement for                       Incorporated herein by reference from
          the Provision of Telecommunications Services and                 Exhibit 10.2 to D&E's Registration
          Facilities between AT&T Communications of                        Statement on Form 10 filed by D&E
          Pennsylvania, Inc. and Denver and Ephrata Telephone              on April 30, 1993.
          and Telegraph Company;
                  Article 1 General Provisions, effective
                           May 25, 1984;
                  Article 8-2 Billing and Collection Services
                           effective April 1, 1992;

10.3      Telecommunications Services and Facilities                       Incorporated herein by reference from
          Agreement between the Bell Telephone Company of                  Exhibit 10.3 to D&E's Registration
          Pennsylvania and Denver and Ephrata Telephone and                Statement on Form 10 filed by D&E
          Telegraph Company, effective January 1, 1986; and                on April 30, 1993.
          Amendment to Telecommunications Services and
          Facilities Agreement and the IntraLATA Compensation
          Agreement, dated May 7, 1992;
                  Appendix 1 IntraLATA Telecommunications
                           Services, effective January 1, 1986;
                  Appendix 2 Ancillary Services, effective
                           January 1, 1986;
                  Appendix 5 Jointly Provided Feature Group A
                           Compensation effective July 24, 1986; and
                  Appendix 7 Extended Area Service, effective
                           October 1, 1988.




Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------

10.4     IntraLATA Compensation Agreement between                          Incorporated herein by reference from
         the Pennsylvania Non-Bell Telephone Companies and                 Exhibit 10.4 to D&E's Registration
         Denver and Ephrata Telephone and Telegraph                        Statement on Form 10 filed by D&E
         Company, effective January 1, 1986; and Amendment to              on April 30, 1993.
         Telecommunications Services and Facilities Agreement
         and the IntraLATA Compensation Agreement,
         dated May 7, 1992.

10.5     Agreement between Donnelley Directory,                            Incorporated herein by reference from
         a division of The Reuben H. Donnelley Corporation                 Exhibit 10.5 to D&E's Registration
         Statement and Denver and Ephrata Telephone and                    Statement on Form 10 filed by D&E
         Telegraph Company, dated April 19, 1991. Portions of              on April 30, 1993.
         this exhibit have been omitted pursuant to a request
         for confidential treatment and have been separately
         filed with the Commission.

10.6     Agreement for the Distribution of Interstate                      Incorporated herein by reference from
         Access Revenues between the National Exchange                     Exhibit 10.6 to D&E's Registration
         Carrier Association, Inc. and Denver and Ephrata                  Statement on Form 10 filed by D&E
         Telephone and Telegraph Company, effective May 25, 1984.          on April 30, 1993.

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

10.8     Amendment 1 to Exhibit A of Appendix                              Incorporated herein by reference from
         1 of the Telecommunications Services                              Exhibit 10.2 to D&E 's Quarterly
         and Facilities Agreement signed                                   Report on Form 10-Q for the
         June 23, 1994.                                                    quarterly period ended September 30,
                                                                           1994.




Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------

10.9     Modification to the Agreement for the Provision                   Incorporated herein by reference from
         of Enhanced 9-1-1 Services between the County of                  Exhibit 10.9 to D&E's 1994 Annual
         Lancaster and Denver and Ephrata Telephone and                    Report on Form 10-K.
         Telegraph Company, February 23, 1995.

10.10    Affiliated Interest Agreement between Denver                      Incorporated herein by reference from
         and Ephrata Telephone and Telegraph Company                       Exhibit 10.10 to D&E's 1995 Annual
         and D&E Marketing Corp.                                           Report on Form 10-K.

10.11    Affiliated Interest Agreement between Denver                      Incorporated herein by reference from
         and Ephrata Telephone and Telegraph Company                       Exhibit 10.11 to D&E's 1995 Annual
         and Red Rose Systems, Inc.                                        Report on Form 10-K.

10.12    Sales Agreement between Denver and                                Incorporated herein by reference from
         Ephrata Telephone and Telegraph                                   Exhibit 10.13 to D&E's 1995 Annual
         Company and Northern Telecom Inc.                                 Report on Form 10-K.*

10.13    Network Production Purchase Agreement                             Incorporated herein by reference from
         between Northern Telecom, Inc. and Denver                         Exhibit 10.1 to D&E's Quarterly
         and Ephrata Telephone and Telegraph Company                       Report on Form 10-Q for the
         dated May 3, 1996.                                                quarterly period ended March 31,
                                                                           1996.*

10.14    Affiliated Interest Agreement between D&E                         Incorporated herein by reference from
         Communications, Inc. and Denver and Ephrata                       Exhibit 10.21 to D&E's 1996 Annual
         Telephone and Telegraph Company and Red                           Report on Form 10-K.
         Rose Communications, Inc.

10.15    D&E Shareholder Agreement, Exhibit D to the                       Incorporated herein by reference from
         Agreement and Plan of Merger by and between                       Exhibit B to Amendment No. 1 to the
         D&E Communications, Inc. and PCS One, Inc.                        Registration Statement on Form S-4
                                                                           (Registration No. 333-18659) filed by
                                                                           D&E on January 21, 1997.

10.16    D&E Communications, Inc. Officer Incentive                        Filed herewith.
         Plan as revised January 1998.

10.17    Network Product Purchase Agreement                                Incorporated herein by reference from
         between Northern Telecom, Inc. and                                Exhibit 10.1 to D&E's Quarterly
         D&E Communications, Inc., dated April 10, 1997.                   Report on Form 10-Q for the
                                                                           quarterly period ended March 31,
                                                                           1997.

10.18    Federal Communications Commission, Radio                          Incorporated herein by reference from
         Station Authorization of a Personal Communication                 Exhibit 10.2 to D&E's Quarterly
         Service-Broadband for the C-Block in Lancaster, PA                Report on Form 10-Q for the
         issued March 28, 1997 to D&E Investments, Inc.                    quarterly period ended March 31,
                                                                           1997.




Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------

10.19    Stock Acquisition Agreement between                               Incorporated herein by reference from
         D&E Communications, Inc. and Southwestern                         Exhibit 10.1 to D&E's Quarterly
         Investments, Inc., a subsidiary of Citizens Utilities             Report on Form 10-Q for the
         Company, dated November 3, 1997.                                  quarterly period ended September 30,
                                                                           1997.

10.20    Limited Partnership Agreement by and among                        Incorporated herein by reference from
         D&E Wireless, Inc., Omnipoint Venture                             Exhibit 2.01 to the Form 8-K Current
         Partner I, L.L.C. and Omnipoint Holdings, Inc.                    Report filed by D&E on December 2,
                                                                           1997.

10.21    Affiliated Interest Agreement between D&E                         Filed herewith.
         Telephone Company and D&E Wireless, Inc.

21.      Subsidiaries of the Registrant

21.1     List of all subsidiaries of D&E.                                  Filed herewith.

23       Consents

23.1     Consent of Coopers & Lybrand, L.L.P.                              Filed herewith.

27.      Financial Data Schedule.

27.1     Financial Data Schedule.                                          Filed herewith.

-------------------------
*     Confidential treatment received with respect to portions thereof.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned in the capacities designated and on the dates indicated, thereunto duly authorized.

                                         D&E Communications, Inc.

Date  March 30, 1998                     By /s/ Anne B. Sweigart
      --------------                        -----------------------------------
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


Date  March 30, 1998                     By /s/ Anne B. Sweigart
      --------------                        -----------------------------------
                                            Anne B. Sweigart
                                            President, Chairman of the
                                            Board, and Chief
                                            Executive Officer

Date  March 30, 1998                     By /s/ Robert M. Lauman
     ---------------                        -----------------------------------
                                            Robert M. Lauman
                                            Executive Vice President and
                                            Chief Operating Officer
                                            Member of the Board of Directors

Date  March 30, 1998                     By /s/ Thomas E. Morell
      --------------                        -----------------------------------
                                            Thomas E. Morell
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Chief Accounting Officer)

Date  March 30, 1998                     By /s/ John Amos
      --------------                        -----------------------------------
                                            John Amos
                                            Member of the Board of Directors


Date  March 30, 1998                     By /s/ Thomas H. Bamford
      --------------                        -----------------------------------
                                            Thomas H. Bamford
                                            Member of the Board of Directors


Date  March 30, 1998                     By /s/ Paul W. Brubaker
      --------------                        -----------------------------------
                                            Paul W. Brubaker
                                            Member of the Board of Directors

Date   March 30, 1998                    By /s/ Ronald E. Frisbie
       --------------                        ----------------------------------
                                            Ronald E. Frisbie
                                            Member of the Board of Directors


Date  March 30, 1998                     By /s/ G. William Ruhl
      --------------                         ----------------------------------
                                            G. William Ruhl
                                            Senior Vice President, Member of
                                            the Board of Directors

Date  March 30, 1998                     By /s/ Steven B. Silverman
      --------------                        -----------------------------------
                                            Steven B. Silverman
                                            Member of the Board of Directors


Date  March 30, 1998                     By /s/ W. Garth Sprecher
      --------------                        -----------------------------------
                                            W. Garth Sprecher
                                            Vice President and Secretary,
                                            Member of the Board of Directors

Date  March 30, 1998                     By /s/ D. Mark Thomas
      --------------                        -----------------------------------
                                             D. Mark Thomas
                                             Member of the Board of Directors

                          INDEX TO FINANCIAL STATEMENTS



                                                                   Page
         Item 8   D&E Communications, Inc.
                  and Subsidiaries.

         Report of Independent Accountants.                        F - 1

         Consolidated Statements of
         Operations for the years ended
         December 31, 1997, 1996 and 1995.                         F - 2

         Consolidated Balance Sheets
         as of December 31, 1997 and 1996.                         F - 3

         Consolidated Statements of
         Cash Flows for the years ended
         December 31, 1997, 1996 and 1995.                         F - 4

         Consolidated Statements of
         Shareholders' Equity for the years ended
         December 31, 1997, 1996 and 1995.                         F - 5

         Notes to Consolidated Financial Statements.               F - 6

                        Report of Independent Accountants


To the Board of Directors and Shareholders
D&E Communications, Inc.
Ephrata, Pennsylvania

We have audited the accompanying consolidated balance sheets of D&E Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D&E Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.
-----------------------------

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 6, 1998

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the years ended December 31, 1997, 1996 and 1995
                (dollars in thousands, except per share amounts)

                                                                      1997         1996         1995
                                                                    --------     --------     --------
OPERATING REVENUES
      Communication service revenues ...........................    $ 38,477     $ 36,074     $ 34,487
      Communication products sold ..............................       8,565        7,181        5,236
      Other ....................................................       1,442        1,141        1,185
                                                                    --------     --------     --------
         Total operating revenues ..............................      48,484       44,396       40,908

OPERATING EXPENSES
      Communication service expenses ...........................      11,055       10,900       10,633
      Cost of communication products sold ......................       5,816        5,028        3,709
      Depreciation and amortization ............................       8,466        7,714        7,258
      Marketing and customer services ..........................       3,365        3,215        3,071
      General and administrative services ......................      10,762        9,140        7,785
                                                                    --------     --------     --------
         Total operating expenses ..............................      39,464       35,997       32,456
                                                                    --------     --------     --------

            Operating income ...................................       9,020        8,399        8,452

OTHER INCOME (EXPENSE)
      Allowance for funds used during construction .............          77           76           27
      Equity in net income (loss) of affiliates ................      (1,661)         754         (441)
      Interest expense .........................................      (2,173)      (2,591)      (2,452)
      Gain on sale of investments ..............................      11,971         --           --
      Other, net ...............................................         325          (65)         (10)
                                                                    --------     --------     --------
         Total other income (expense) ..........................       8,539       (1,826)      (2,876)
                                                                    --------     --------     --------

            Income (loss) before minority interest, income taxes
              and dividends on utility series preferred stock ..      17,559        6,573        5,576

MINORITY INTEREST ..............................................          33           75         --
                                                                    --------     --------     --------

            Income before income taxes and dividends
               on utility series preferred stock ...............      17,592        6,648        5,576

INCOME TAXES AND DIVIDENDS ON
    UTILITY SERIES PREFERRED STOCK

      Income taxes .............................................       7,962        2,667        2,167
      Dividends on utility series preferred stock ..............          65           71           66
                                                                    --------     --------     --------

            Total income taxes and dividends on
               utility series preferred stock ..................       8,027        2,738        2,233
                                                                    --------     --------     --------

NET INCOME .....................................................    $  9,565     $  3,910     $  3,343
                                                                    ========     ========     ========

      Weighted average common shares outstanding ...............       6,040        5,728        5,708

      Earnings per common share ................................    $   1.58     $   0.68     $   0.59
                                                                    ========     ========     ========

      Dividends per common share ...............................    $   0.39     $   0.39     $   0.36
                                                                    ========     ========     ========

                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                             (dollars in thousands)

                              ASSETS                               1997          1996
                                                                   ----          ----
CURRENT ASSETS
       Cash and cash equivalents ...........................    $      61     $     315
       Accounts receivable .................................        6,824         8,471
       Accounts receivable - affiliated companies ..........        4,630           609
       Inventories, lower of cost or market, at average cost          891         1,010
       Prepaid expenses ....................................        3,286         2,406
       Other ...............................................          454         1,484
                                                                ---------     ---------
          TOTAL CURRENT ASSETS .............................       16,146        14,295
                                                                ---------     ---------
INVESTMENTS
       Investments and advances in affiliated companies ....       15,690        10,000
       Other ...............................................          359           327
                                                                ---------     ---------
                                                                   16,049        10,327
                                                                ---------     ---------
PROPERTY, PLANT AND EQUIPMENT
       Telephone plant in service ..........................      116,655       110,962
       Under construction ..................................          800         1,233
                                                                ---------     ---------
                                                                  117,455       112,195
       Less accumulated depreciation .......................       54,654        47,207
                                                                ---------     ---------
                                                                   62,801        64,988
                                                                ---------     ---------
OTHER ASSETS
       Accounts receivable - affiliated company ............          113           101
       PCS licenses and other assets .......................       23,320          --
       Other ...............................................        1,532         1,845
                                                                ---------     ---------
                                                                   24,965         1,946
                                                                ---------     ---------
       TOTAL ASSETS ........................................    $ 119,961     $  91,556
                                                                =========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable ............................................    $    --       $   7,140
  Long-term debt maturing within one year ..................        1,063         1,220
  Accounts payable .........................................        8,285         6,560
  Accounts payable-affiliated companies ....................         --             197
  Accrued taxes ............................................          617           494
  Accrued interest and dividends ...........................        1,290           469
  Advance billings, customer deposits and other ............        3,100         2,781
                                                                ---------     ---------
     TOTAL CURRENT LIABILITIES .............................       14,355        18,861
                                                                ---------     ---------
LONG-TERM DEBT .............................................       41,657        24,888
                                                                ---------     ---------
OTHER LIABILTIES
  Deferred income taxes ....................................        6,863         6,545
  Other ....................................................        2,615         2,453
                                                                ---------     ---------
                                                                    9,478         8,998
                                                                ---------     ---------
MINORITY INTEREST ..........................................         --             230
                                                                ---------     ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100,
   cumulative, callable at par, at the option of
   the Company, authorized 20,000 shares, outstanding:
        Series A 4 1/2%: 14,456 shares .....................        1,446         1,446
                                                                ---------     ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
  Common stock, par value $.16, authorized shares 30,000,000          977           919
    Outstanding shares:   6,128,672 at December 31, 1997
                          5,740,674 at December 31, 1996
  Additional paid-in capital ...............................       10,341         2,021
  Unearned ESOP Compensation ...............................         (695)         (951)
  Retained earnings ........................................       42,402        35,144
                                                                ---------     ---------
                                                                   53,025        37,133
                                                                ---------     ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............    $ 119,961     $  91,556
                                                                =========     =========

                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1997, 1996, and 1995

                             (dollars in thousands)


                                                                       1997           1996           1995
                                                                       ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................................      $  9,565       $  3,910       $  3,343
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization ...........................         8,486          7,743          7,296
     Deferred income taxes ...................................           389           (265)          (350)
     Undistributed (earnings) losses from affiliates .........         1,661           (754)           441
     Distribution from affiliates ............................           234          1,052            460
     Tax benefits applicable to ESOP .........................            17             22             24
     Gain on sale of investments in affiliated companies .....       (11,971)          --             --
     Loss on retirement of property, plant and equipment .....            64             37             24
     Allowance for funds used during construction ............           (77)           (76)           (27)
     Losses applicable to minority interest ..................           (50)           (75)          --
  Changes in operating assets and liabilities:
     Accounts receivable and notes receivable ................            88         (2,206)          (266)
     Inventories .............................................           119           (141)          (149)
     Prepaid expenses ........................................          (880)          (180)           (48)
     Accounts payable ........................................         1,899         (1,013)         1,929
     Accrued taxes and accrued interest ......................           945            234            120
     Advance billings, customer deposits and other ...........           319           (609)           839
     Other, net ..............................................           (87)           382           (170)
                                                                    --------       --------       --------

       Net Cash Provided By Operating Activities .............        10,721          8,061         13,466
                                                                    --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .......................................        (6,108)        (6,349)        (7,865)
  Allowance for funds used during construction ...............            77             76             27
  Proceeds from sale of assets ...............................           243             98            233
  Cost of removal of plant retired ...........................           (57)           (99)           (94)
  Acquistion of other assets .................................        (2,482)          (676)          --
  Proceeds from sale of investments in affiliated companies...        17,897           --             --
  Increase in investments and advances to affiliates .........       (19,957)        (5,144)        (6,870)
  Decrease in investments and repayments from affiliates .....         3,373          4,570          3,653
                                                                    --------       --------       --------

       Net Cash Used In Investing Activities .................        (7,014)        (7,524)       (10,916)
                                                                    --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends on common stock ..................................        (2,220)        (2,093)        (1,978)
  Payments on long-term debt .................................        (1,017)          (162)          (162)
  Net proceeds from (payments on) revolving lines of credit...        (1,140)         1,610         (1,270)
  Net contributions from minority interest ...................          --                2            500
  Proceeds from issuance of common stock .....................           416            367            400
  Redemption of Series B 5 1/2% preferred stock ..............          --             --             (129)
                                                                    --------       --------       --------

      Net Cash Used in Financing Activities ..................        (3,961)          (276)        (2,639)
                                                                    --------       --------       --------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .......................................          (254)           261            (89)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR ..........................................           315             54            143
                                                                    --------       --------       --------

  END OF YEAR ................................................      $     61       $    315       $     54
                                                                    ========       ========       ========


                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1997, 1996 and 1995

                        (dollars and shares in thousands)


                                                                       Additional    Unearned
                                                            Common       Paid-in       ESOP        Retained
                                               Shares        Stock       Capital   Compensation    Earnings
                                               ------       -------    ----------  ------------    --------
Balance, January 1, 1995 ...............        5,698       $   912      $ 1,012      ($1,431)      $32,134

Net Income .............................                                                              3,343
Reduction of ESOP trust loan ...........                                                  234
Tax benefits from dividends paid to ESOP                                                                 24
Dividends
   Common stock - $.36 per share .......                                                             (2,074)
Common stock issued for Employee
   Stock Purchase Plan and Dividend
        Reinvestment Plan ..............           20             3          494
                                              -------       -------      -------      -------       -------
Balance, December 31, 1995 .............        5,718           915        1,506       (1,197)       33,427
                                              -------       -------      -------      -------       -------

Net Income .............................                                                              3,910
Reduction of ESOP trust loan ...........                                                 246
Tax benefits from dividends paid to ESOP                                                                 22
Dividends
   Common stock - $.39 per share .......                                                             (2,215)
Common stock issued for acquisition ....            1          --             29
Common stock issued for Employee
   Stock Purchase Plan and Dividend
        Reinvestment Plan ..............           22             4          486
                                              -------       -------      -------      -------       -------
Balance, December 31, 1996 .............        5,741           919        2,021         (951)       35,144
                                              -------       -------      -------      -------       -------

Net Income .............................                                                              9,565
Reduction of ESOP trust loan ...........                                                  256
Tax benefits from dividends paid to ESOP                                                                 17
Dividends
   Common stock - $.39 per share .......                                                             (2,324)
Common stock issued for acquisitions ...          362            54        7,802
Common stock issued for Employee
   Stock Purchase Plan and Dividend
        Reinvestment Plan ..............           26             4          518
                                              -------       -------      -------      -------       -------
Balance, December 31, 1997 .............        6,129       $   977      $10,341      ($  695)      $42,402
                                              =======       =======      =======      =======       =======


                 See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

                  (Dollar amounts are presented in thousands.)

1. Nature of Business:

Description:

     D&E Communications, Inc. and its subsidiaries (D&E) form a diversified telecommunications company which operates predominantly in one main business segment, communication products and services. D&E provides telecommunications services and equipment to customers in the south central Pennsylvania market.

     D&E's services consist of local and long distance telephone services, including enhanced custom calling features. In providing network services, D&E offers digital switching and signaling, as well as call transport and private line network services. In addition, D&E offers computer services for Local and Wide Area Networks and related equipment. Sales of communication equipment and services include telephone systems and data communications. D&E provides services for directory advertising and local billing and collection.

     Additionally, D&E provides consulting services in providing communications support to its affiliated companies. D&E has partnership interests in PCS ONE (see Note 6), which provides Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications. D&E also has an equity investment in D&E SuperNet (formerly known as Red Rose SuperNet), which provides Internet access services and related equipment. D&E has made international investments through its domestic corporate joint ventures in two telecommunications companies located in Hungary and Poland.

Regulatory Environment and Competition:

     A substantial portion of D&E's operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). In 1996, the FCC implemented The Telecommunications Act of 1996 (the 1996 Act) which mandates significant telecommunications access reform to encourage competition in the local exchange market. The implementation of the 1996 Act and, subsequently in 1997, the development of the Universal Service fund have provided comprehensive changes to federal and state regulations which govern telecommunications. D&E's local exchange company currently qualifies as a rural telephone company and thereby is exempt from certain provisions of the 1996 Act. On December 31, 1997, D&E implemented equal access in the regional toll market allowing long distance companies to offer in-region toll services.

     D&E expects to experience an increasing amount of competitive pressures, while at the same time being presented with opportunities in new markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk:

     Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables and notes receivable. Concentrations of credit risk with respect to trade receivables other than AT&T are limited due to the large number of customers in D&E's customer base. For the years ended December 31, 1997, 1996 and 1995, revenues generated from services provided to AT&T, primarily network access and billing and collection, were $5,521, $5,193 and $5,412, respectively. At December 31, 1997 and 1996, accounts receivable from AT&T totaled $923 and $859, respectively.

2. Significant Accounting Policies:

Principles of Consolidation:

     The accompanying consolidated financial statements are presented for D&E Communications, Inc. and its subsidiaries. The subsidiaries included in the consolidated financial statements are Denver and Ephrata Telephone and Telegraph Company (Telco); D&E Marketing Corp. (Marketing); D&E Telephone and Data Systems, Inc. (formerly Red Rose Communications, Inc.); and the D&E partnership, The D & E Group, which ended its operations in March 1997. Additionally in 1997 D&E formed three new wholly-owned subsidiaries:

D&E Wireless, Inc. (Wireless); D&E Investments, Inc. (Investments); and D&E Holdings, L.P. (Holdings).

     The accounts of Telco are reported using generally accepted accounting principles applicable to regulated entities. Long-term debt represents the obligations of Telco and Investments. The preferred stock is the account of Telco. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in partnership joint ventures and domestic corporations are accounted for under the equity method of accounting, due to D&E's ability to exercise significant influence over the operating and financial policies of these entities. Investments in other entities are accounted for under the cost method.

Reclassifications:

     For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation.

Use of Estimates:

     The preparation of financial statements under generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

Revenue Recognition:

     Revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion of costs incurred to total estimated costs at completion.

     D&E receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates. D&E has finalized all NECA pool settlements through 1995.

     D&E elected to rejoin the NECA Traffic Sensitive Pool in December 1996 and accordingly on July 1, 1997, implemented NECA interstate access rates. Previously, D&E offered its own rates for traffic-sensitive network access services.

Prepaid Directory:

     Directory advertising revenues and costs are deferred and amortized over the twelve-month period related to the directory publication.

Depreciation:

     Depreciation on property, plant and equipment is computed using the straight-line method of depreciation over the estimated useful lives of 28 years for buildings, 3 to 32 years for equipment, and 12 to 45 years for outside plant facilities. Depreciation as a percentage of average depreciable plant in service amounted to 7.1% in 1997 and 1996 and 7.0% in 1995.

     When depreciable telephone property is retired, the original cost of the asset, net of salvage, is charged to accumulated depreciation. Any gains or losses on disposition are amortized over the service lives of the remaining assets. When other depreciable property is retired, the gain or loss is recognized as an element of other income. The costs of maintenance and repairs are charged to operating expense.

PCS License Costs:

     PCS license costs are accounted for in accordance with recently agreed-upon industry practices. Accordingly, interest incurred for such licenses is capitalized during the build-out phase and amortized over a period of 40 years, beginning with the commencement of service to customers in November 1997.

Intangible Assets:

     The cost in excess of the fair value of net assets acquired is recorded as goodwill. Amortization expenses for goodwill, organization costs and other intangibles are recorded on a straight-line basis over the shorter period of the estimated useful life or 40 years.

     In January 1996, D&E adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." D&E reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

Capitalized Interest:

     The cost of funds used to finance construction projects is capitalized as a part of the construction costs. Additionally, capitalized interest on regulated telephone construction projects is recorded as Allowance for Funds Used During Construction (AFUDC), a non-cash element of other income. Interest costs related to PCS licenses and non-regulated construction projects are reflected as a cost of assets and a reduction of interest expense. Interest costs capitalized on assets were $1,052 for 1997, $77 for 1996 and $27 for 1995.

Income Taxes:

     D&E files a consolidated federal income tax return. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

Earnings per Common Share:

     D&E calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for reporting basic and diluted earnings per share. D&E's basic and diluted earnings per share are the same for all periods presented.

     Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Common shares outstanding were restated for prior years to present the effects of the share exchange, which was similar to a three-for-one stock split (see Note 12). For comparative purposes, all information related to D&E common shares and per-share data have been restated.

3. Cash Flow Information:

     D&E considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash paid for income taxes and interest expense for the years ended December 31 are as follows:

                                  1997       1996       1995
                                  ----       ----       ----
Interest expense............   $ 2,243    $ 2,515    $ 2,424
Income taxes................     8,308      2,716      2,198

     The 1997 increase in income taxes is the result of the sale of cellular partnership investments (see Note 7).

     In March 1997, D&E had non-cash investing activities relating to the merger of PCS One, Inc. and D&E. As a result of the merger, D&E issued $7,305 of Common Stock in exchange for all of the outstanding shares of PCS One, Inc. and assumed a note payable to the FCC for $11.9 million (see Note 5). D&E issued $580 of Common Stock in connection with a business acquisition (see Note 5), payable in two installments: $29 in November 1996 and $551 in January 1997.

4. Property, Plant and Equipment:

     Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                          1997        1996
                                          ----        ----
Land and buildings.................  $  29,704   $  29,250
Digital switching equipment........     35,450      32,716
Outside plant facilities...........     38,115      36,975
Telecommunications equipment
   for rental......................      3,226       3,123
Computers and office equipment.....      6,746       5,600
Other equipment....................      3,414       3,298
Telephone plant under construction.        800       1,233
                                     ---------   ---------
Total property, plant and equipment    117,455     112,195
Less: Accumulated depreciation.....     54,654      47,207
                                     ---------   ---------
Property, plant and equipment, net.  $  62,801   $  64,988
                                     =========   =========

5. Merger and Acquisition:

     On March 21, 1997, PCS One, Inc. merged with and into D&E Communications, Inc. in accordance with the terms of the merger agreement dated December 12, 1996. Additionally, on January 31, 1997, the FCC approved the transfer of the C-Block broadband PCS license for the Lancaster, PA, Basic Trading Area (the Lancaster License) to D&E.

     Pursuant to terms of the agreement, D&E issued $7,305 of Common Stock in exchange for all outstanding shares of PCS One, Inc. and acquisition of the Lancaster License. Additionally, D&E assumed an obligation to the FCC for an $11.9 million note payable (FCC Note). The merger was accounted for under the purchase method of accounting. The 1997 pro forma results of PCS One, Inc. are not significant to D&E's consolidated results of operations or financial condition.

     In November 1996, D&E acquired Com Tech Technical Services (Com Tech), a domestic partnership, which was later renamed D&E Computer Networking Services. This division specializes in computer network engineering and installation for Local and Wide Area Networks. The acquisition was financed by 22,536 shares of D&E Common Stock. All of such shares are unregistered but have certain registration rights. The acquisition was accounted for under the purchase method of accounting. The 1996 pro forma results of Com Tech operations are not significant to D&E's consolidated results of operations or financial condition.

6. Formation of Wireless Partnership:

     On November 14, 1997, Wireless signed an agreement with Omnipoint Venture Partner I, L.L.C. to form a new limited partnership named D&E/Omnipoint Wireless Joint Venture, L.P., doing business as PCS ONE. Wireless contributed net assets of $6,381, consisting of PCS digital switching and wireless network equipment, in exchange for a 50% partnership interest. PCS ONE was formed for the purpose of providing PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York-Hanover and Reading Basic Trading Areas. No gain or loss was recorded on the contribution of assets. Additionally, under the terms of the agreement, D&E will contribute its PCS licenses and the FCC Note to PCS ONE, pending FCC approval on the transfer of PCS licenses, which is anticipated during 1998. In addition to the Lancaster License, D&E acquired additional broadband PCS licenses in April 1997 for two Basic Trading Areas, the D-Block License in Harrisburg and the E-Block License in York-Hanover, PA. Under the terms of the agreement, the joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals.

7. Sale of Cellular Partnerships:

     In July 1997, D&E established its wholly-owned subsidiary, Holdings, to manage its investments in cellular partnerships. In September 1997, Holdings sold its 50% partnership interest in Lancaster Area Cellular Enterprises (LACE) and its 33.3% limited partnership interest in the Pennsylvania RSA 12 Limited Partnership. The proceeds from the sale of cellular partnership investments of $17,897 generated a gain of $11,971, or $7,986 net of income taxes.

8. Investments in Affiliated Companies:

Equity Investees:

     D&E has a 16.5% investment in Monor Communications Group (MCG), a domestic corporation that owns 88.7% of Monor Telephone Company (MTT), a telecommunications company in Hungary. In 1994, the Hungarian government awarded an exclusive concession to MTT for an eight-year period, which allows MTT to operate a telecommunications network in the Monor region of Hungary. Additionally, MTT is permitted to provide telecommunications services in this region for a period of twenty-five years.

     In January 1997, D&E purchased a 33.3% investment in Eurotel L.L.C., a domestic corporate joint venture. Eurotel owns 100% of Pilicka Telephone (PT), a development-stage corporation which will design, construct and operate a telecommunications network in central Poland.

     The equity investments in MCG and Eurotel are subject to the risks of foreign currency translation changes, which are included in the earnings results of MTT and PT.

     In November 1997, D&E acquired a 50% partnership interest in PCS ONE (see
Note 6). D&E has a 50% equity investment in D&E SuperNet, a partnership joint venture that offers Internet access services and related equipment.

     D&E owns 15% of Berks and Reading Area Cellular Enterprises (BRACE), a domestic joint venture. BRACE is a 39% limited partner in the Reading SMSA Limited Partnership, which provides cellular telecommunications services in the Reading area.

     D&E provides communications consulting and administrative services to its affiliated companies. Amounts owed to D&E for services performed for MCG, MTT, Eurotel and PT at December 31, 1997 and 1996, were $617 and $657, respectively. These amounts represent either short-term or long-term accounts receivable due from affiliates. The accounts receivable for PCS ONE at December 31, 1997, for working capital provided and services performed is $3,939.

     In 1997, D&E loaned $4,555 to Eurotel under the terms of a financing agreement for PT to develop and construct its telephone network and obtain additional working capital. The loan has an interest rate of 15%.

     Under the terms of the D&E SuperNet partnership agreement, D&E will advance funds for additional working capital up to a maximum of $650 at prevailing interest rates. On December 31, 1997 and 1996, amounts owed to D&E under this note agreement were $585 and $420, respectively.

     Summarized financial information for MCG, PCS ONE and other affiliates is presented as follows:

                                       MCG
                             1997        1996         1995
                             ----        ----         ----
At December 31:
Current assets..........  $14,333     $ 5,106     $  3,629
Noncurrent assets.......   50,236      60,451       59,673

Current liabilities.....    4,638       7,140        5,836
Noncurrent liabilities..   53,645      39,015       37,848

Minority interest.......    1,119       1,639        1,706

Years ended December 31:
Net sales...............  $14,403     $11,732     $  5,508
Loss on foreign currency
translation.............   (4,647)     (4,972)      (4,950)

Net loss................   (9,633)     (5,340)      (9,302)

                                     PCS ONE
                             1997
                             ----
At December 31:
Current assets..........  $ 8,179
Noncurrent assets.......   18,846

Current liabilities.....   12,087

Years ended December 31:
Net sales...............  $   174
Net loss................   (1,979)

                                Other Affiliates
                             1997        1996         1995
                             ----        ----         ----
At December 31:
Current assets..........  $ 3,051     $ 1,071     $    640
Noncurrent assets.......   18,079      14,602       12,061

Current liabilities.....   16,278         802          461
Noncurrent liabilities..    2,542          --           --

Years ended December 31:
Net sales...............  $ 1,760     $ 5,236     $  4,282
Income from joint venture   1,982       3,856        2,556
Net income..............      288       4,692        3,256

     The summary of changes for D&E's investments in affiliates is as follows:

                            Investments in Affiliates
                             1997        1996         1995
                             ----        ----         ----
Equity income (loss).... ($ 1,661)    $   754     ($   441)
Investments.............    8,625       1,690        2,504
Sale of investments.....   (5,926)         --           --
Distributions...........     (234)     (1,052)        (460)
                         ---------    --------    ---------
Total activity..........  $   804     $ 1,392      $ 1,603
                         =========    ========    =========

Majority-Owned Subsidiary:

     Effective with and related to the merger of PCS One, Inc. (see Note 5), D&E's majority-owned subsidiary, The D and E Group ended its operations on March 20, 1997. Prior to that time, D&E had an 80% controlling partnership interest. The D and E Group owned 9.17% of PCS One, Inc., which was a domestic development-stage enterprise formed to acquire PCS licenses in the FCC spectrum auction for C-Block Licenses.
                                      F-11

9. Notes Payable and Long-Term Debt:

     Notes payable consist of amounts borrowed under unsecured lines of credit that D&E has established with domestic banks. D&E had lines of credit totaling $16 million at December 31, 1997. These lines of credit are payable on demand and provide D&E with the option to borrow at prevailing interest rates. At December 31, 1997 and 1996, notes payable outstanding under the lines of credit totaled $6,000 and $7,140, respectively, with an average weighted interest rate of 6.5% and 6.3%, respectively.

     In January 1998, D&E issued 1.3 million shares of D&E Common Stock in exchange for $27 million (see Note 15). D&E used $6 million of the proceeds to refinance short-term debt. In recognition of this refinancing, $6 million of short-term debt has been reclassified to long-term debt on the consolidated balance sheet as of December 31, 1997.

     Long-term debt at December 31 consisted of the following:
                                           1997        1996
                                           ----        ----
8.95% ESOP Note due 2001............   $    695    $    951
6.49% Senior Notes due 2004 ........     10,000      10,000
7.00% FCC Note due 2006.............     11,879          --
7.55% Senior Notes due 2007.........      4,546       5,000
9.18% Senior Notes due 2021.........      9,600      10,000
Other...............................      6,000         157
                                       --------    --------
                                         42,720      26,108
Less current maturities.............      1,063       1,220
                                       --------    --------
Total long-term debt................   $ 41,657    $ 24,888
                                       ========    ========

     In July 1992, D&E borrowed $2,080 from a local bank to finance the purchase of 240,000 shares of D&E's Common Stock for the Employee Stock Ownership Plan (the ESOP Note). The loan is guaranteed by D&E as to principal and interest. Interest is payable quarterly and principal payments of $208 are due annually through December 15, 2001.

     In January 1994, D&E issued $10 million of 6.49% Senior Notes to an insurance company, due on January 14, 2004. Interest is payable semiannually with the total principal balance due at maturity.

     In March 1997, D&E assumed an $11.9 million note payable to the FCC at an interest rate of 7%, due on December 31, 2006. The FCC Note is collateralized by the Lancaster PCS License. Interest of 7% is payable quarterly with annual principal and interest payments of $3,432 commencing on December 31, 2002, and continuing for four years.

     Also in March 1997, the FCC established an extended waiver period which suspended all interest payments under the C-Block note agreements. During this time the FCC reconsidered the terms of repayment for the note agreements of all C-Block License holders.

     In February 1993, D&E issued $5 million of 7.55% Senior Notes to an insurance company, due on November 15, 2007. Interest is payable semiannually, with annual principal payments of $455 commencing on November 15, 1997, and continuing for eleven years.

     In November 1991, D&E issued $10 million of 9.18% Senior Notes to an insurance company, due on November 15, 2021. Interest is payable semiannually, with annual principal payments of $400 commencing on November 15, 1997, and continuing for twenty-five years.

     Under covenants contained in D&E's Senior Note Agreements, the maximum amount of consolidated debt balance should not exceed 50% of the sum of consolidated debt plus consolidated tangible net worth. At December 31, 1997 and 1996, D&E was in compliance with the debt covenants.

     Based on the borrowing rate currently available to D&E for bank loans, the fair market value of long-term debt is $45,796.

     Maturities of long-term debt for each year ending December 31, 1998 through 2002, are as follows:

              Year                   Aggregate Amount
              ----                   ----------------
              1998                       $ 1,063
              1999                         1,063
              2000                         1,063
              2001                           926
              2002                         1,504

10. Commitments:

     During 1997, MTT arranged new financing with Credit Lyonnais for a $50 million note denominated in German marks and U.S. dollars and subsequently repaid a $30 million U.S.-dollar-denominated loan from the Overseas Private Investment Corporation (OPIC). As a result, D&E is no longer obligated to provide a guarantee of up to $3.3 million for the MTT debt, as a condition which had existed under the OPIC Finance Agreement with MTT.

     Under the terms of the PCS ONE limited partnership agreement, D&E has agreed to provide funding to PCS ONE for up to $1 million per year provided that the total accumulated funding does not exceed $5 million. D&E may be requested to lend amounts above the $1 million annually under the terms of the limited partnership agreement.

     The PCS licenses held by D&E have certain FCC obligations related to achieving PCS network build-out requirements and certain coverage area commitments.

     In May 1994, D&E entered into an agreement to construct, install and maintain an enhanced 911 system for Lancaster County, PA. In addition, D&E serves as the administrator of the Automatic Location Identification (ALI) information network, a database for Lancaster County telephone numbers, names and addresses which help to identify the location of a 911 caller. The ten-year agreement will expire in July 2004.


11. Income Taxes:

     The provision for income taxes consists of the following:

                             1997        1996         1995
                             ----        ----         ----
Current:
   Federal..............  $ 6,780     $ 2,153     $  1,932
   State................      793         779          585
                          -------     -------     --------
                            7,573       2,932        2,517
Deferred:
   Federal..............      289        (188)        (249)
   State................      100         (77)        (101)
                          -------     -------     --------
                              389        (265)        (350)
                          -------     -------     --------
Total income taxes......  $ 7,962     $ 2,667     $  2,167
                          =======     =======     ========

     The effective income tax rate on consolidated pre-tax earnings differs from the federal income tax statutory rate for the following reasons:

                                           1997      1996      1995
                                           ----      ----      ----
Federal statutory rate...............      34.0%     34.0%     34.0%
Increase (decrease) resulting from:
   State income taxes, net of federal
    tax benefits.....................       1.3       6.7       6.0
   Benefit of rate differential applied to
    temporary differences............      (0.4)     (1.2)     (1.4)
   Accelerated depreciation..........        --        --      (0.2)
   Valuation allowance...............      10.5        --        --
   Other, net........................      (0.1)      0.6       0.5
                                           ----      ----     -----
Effective income tax rate............      45.3%     40.1%     38.9%
                                           ====      ====      ====

     Approximately $1,902 of state net operating loss carryforwards remained at December 31, 1997. These carryforwards are due to the operations of D&E's subsidiaries and will expire in the years 1998 through 2000. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization of tax carryforwards is not likely.

     The significant components of the net deferred income tax liability were as follows at December 31:

                                           1997        1996
                                           ----        ----
Deferred tax liabilities:
   Depreciation.....................    $ 7,402     $ 7,846
   Other, net.......................        170         621
                                        -------     -------
                                          7,572       8,467
Deferred tax assets:
   Employee benefits................       (702)       (803)
   Net operating loss carryforward..       (125)       (130)
   Equity in net loss of affiliates.     (1,859)     (1,053)
                                        -------     -------
                                         (2,686)     (1,986)
Valuation allowance.................      1,977          64
                                        -------     -------
Deferred income taxes...............    $ 6,863     $ 6,545
                                        =======     =======

     In 1997, D&E increased its valuation allowance on the deferred tax assets related to the equity loss in investments, as a result of revised estimates on the realizability of loss carryforwards. The amount of the deferred tax asset could change if estimates of future taxable income during the carryforward period are revised. The valuation allowance at December 31, 1997 and 1996, is $1,977 and $64, respectively. During 1997, D&E's subsidiaries applied $1,000 of net operating loss carryforwards to offset their state income tax liability.

12. Restructuring:

     On June 7, 1996, D&E Communications, Inc. became the parent company to its telephone operating subsidiary, Telco, as a result of a D&E Share Exchange. In the share exchange, each of the outstanding Telco common shares, par value $.50, was exchanged for three D&E common shares, par value $.16. The effect of the D&E Share Exchange was similar to a three-for-one stock split of Telco common shares. For comparative purposes, all information related to D&E common shares and per-share amounts for all periods presented have been restated to reflect the D&E Share Exchange. The preferred stock of Telco was not exchanged in the restructuring.

13. Shareholders' Equity:

     D&E has an Employee Stock Purchase Plan (ESPP), which provides eligible D&E employees the opportunity to purchase shares of D&E's Common Stock through payroll deductions. There are 276,439 shares of Common Stock reserved for issuance pursuant to the ESPP. The total number of shares purchased pursuant to the ESPP during 1997 and 1996 was 6,763 and 6,523, respectively.

     D&E offers a Dividend Reinvestment and Stock Purchase Plan (DRP) to its shareholders. The DRP provides all shareholders of D&E's Common Stock the opportunity to purchase additional shares of Common Stock by: 1) reinvesting all cash dividends paid on their shares of Common Stock; 2) making optional cash purchases of Common Stock, up to a maximum of $5 per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 246,010 shares of Common Stock reserved for issuance pursuant to the DRP. The total number of shares purchased through the DRP during 1997 and 1996 was 19,242 and 15,446, respectively.

     Shares for the ESPP and DRP may be purchased by participants at fair market value, which is defined as the average of the high and low per-share sale price as reported by the NASDAQ National Market on the day of the purchase. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price. D&E is listed on the NASDAQ National Market as DECC.

     At December 31, 1997 and 1996, the outstanding shares of Common Stock include 2,983,765 and 3,158,106 shares, respectively, held in a voting trust, certain trustees of which are officers of D&E.

14. Employee Benefit Plans:

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

     Net pension expense for D&E is summarized as follows:
                                   1997      1996      1995
                                   ----      ----      ----
Service cost - benefits earned
   during the period..........   $  498    $  563    $  361
Interest cost on projected
   benefit obligation.........    1,252     1,078     1,024
Actual return on assets.......   (1,788)   (1,212)   (2,331)
Net amortization
   and deferral...............      939       384     1,385
                                 ------    ------    ------
Net periodic pension
   expense....................   $  901    $  813    $  439
                                 ======    ======    ======

     The following assumptions were used for determining net periodic pension expense:

                                   1997    1996     1995
                                   ----    ----     ----
Discount rate....................   7.5%    7.0%     8.5%
Rates of increase in
   compensation levels...........   4.5%    4.5%     4.5%
Expected long-term rate of
   return on assets..............  9.75%   9.75%    9.75%

     The following table summarizes the pension plan's funded status as reported in the consolidated balance sheets at December 31:
                                        1997          1996
                                        ----          ----
Actuarial present value of benefit
   obligations:
Vested benefit obligation ......... ($14,688)     ($12,800)
                                    ========      ========
Accumulated benefit obligation..... ($16,267)     ($14,400)
                                    ========      ========
Plan assets at fair value..........  $14,312      $ 12,910
Projected benefit obligation.......  (18,919)      (16,698)
                                    --------      --------
Plan assets less than projected
   benefit obligation..............   (4,607)       (3,788)
Unrecognized net loss .............    2,528         1,782
Prior service cost ................      332           387
Unrecognized net asset.............      (64)         (128)
Adjustment required to recognize
   minimum liability...............     (144)           --
                                    --------      --------
Total pension liability............  ($1,955)      ($1,747)
                                    ========      ========

     At December 31, 1997 and 1996, the discount rate used in determining the projected benefit obligation was 7.0% and 7.5%, respectively.

     The accrued pension liability at December 31, 1997, amounted to $1,955. The current portion of $87 is included in accounts payable. The long-term portion of $1,868 is reflected in other liabilities. The adjustment required to recognize the minimum liability resulted in $144 being recorded as an intangible asset.

Voluntary Retirement Program:

     In October 1996, D&E offered a supplemental early retirement plan to certain eligible salaried and hourly employees. Ten employees elected to participate in this offer effective December 31, 1996. As a result, D&E recorded additional operating expense of $354, with a per-share effect of $.06, related to the additional pension plan expense.

Employees' 401(k) Savings Plan:

     D&E also has an employee savings plan available to all eligible employees (Savings Plan). Participating employees may contribute a portion of their compensation to the Savings Plan, and D&E makes matching contributions up to a specified level. D&E may also make discretionary profit-sharing contributions. D&E's contribution amounted to $168 in 1997, $165 in 1996 and $155 in 1995.

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

     Both unallocated and allocated shares of the ESOP are considered outstanding for purposes of calculating earnings per share. The ESOP Note is reflected as long-term debt with a corresponding reduction in shareholders' equity for the unearned ESOP compensation, which represents D&E's payment of future compensation expenses. D&E's principal and interest payments on the ESOP Note, offset by unallocated dividends, are reported as compensation and interest expense. The common shares allocated are measured based upon the fair value of the shares committed to be released. Dividends on the unallocated shares held by the ESOP are charged to retained earnings.

     Information related to the ESOP is summarized as follows:

                                   1997      1996      1995
                                   ----      ----      ----
Compensation expense..........      $178     $173      $171
Interest expense..............       72        88       104
Dividends on
 unallocated shares...........      (42)      (53)      (60)

     D&E shares held by the ESOP are summarized as follows at December 31:
                                       1997          1996
                                     -------       -------
   Unallocated.....................   80,267       109,729
   Allocated.......................  148,553       124,790

Postretirement Health Care Benefits:

     D&E provides certain basic health care benefits to eligible individuals who retired between the period of December 31, 1972, and July 1, 1992. Those benefits are provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Additionally, an insurance company provides specific and aggregate stop-loss coverage, the costs of which are based on benefits paid during the year.

     Effective July 1992, retiree health care benefits were discontinued for active employees in conjunction with the establishment of the ESOP benefit plan. As a result, the annual accruals represent the estimated cost of health care benefits for certain eligible retired employees determined on an actuarial basis. Those costs amounted to $90 in 1997, $94 in 1996 and $112 in 1995.

15. Subsequent Events:

     On November 3, 1997, D&E entered into an agreement with Southwestern Investments, Inc., a subsidiary of Citizens Utilities Company (Citizens). Under the terms of the agreement, Citizens would purchase up to 1.3 million shares of D&E Common Stock. In December 1997, Citizens received approval from the Department of Justice for the purchase of D&E Common Stock. On January 7, 1998, D&E issued 1.3 million shares of D&E Common Stock in consideration for $27 million. All such shares are unregistered but have certain registration rights. Under the terms of the agreement, Citizens has certain restrictions relating to future purchases or sales of D&E Common Stock. Additionally, in connection with this agreement, D&E issued warrants to acquire 65,000 shares of Common Stock at $20.78 per share.

     As a result of the issuance of D&E Common Stock to Citizens, the pro forma effect for 1997 is a diluted earnings per share amount of $1.30.

     In February 1998, D&E increased its unsecured lines of credit to a total of $18 million with domestic banks.

     During a period of reconsideration and waiver of payments for C-Block License interest costs, the FCC reviewed the repayment terms for C-Block License note agreements. In December 1997, the FCC offered C-Block License holders several options as alternatives to the original payment terms. In February 1998, the FCC issued an extension of time for C-Block License holders to elect an option. At the present time, D&E is still reviewing its options for the Lancaster License.