Form 10-Q
period 1998-03-31
D&E COMMUNICATIONS INC
filed 1998-05-08
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 -Q
(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  |X|   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                  Outstanding at May 6, 1998
              -----                                  --------------------------
Common Stock, par value $.16 per share                   7,438,294 Shares

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


Item No.                                                                Page
--------                                                                ----

                          PART I. FINANCIAL INFORMATION

1.  Financial Statements

    Consolidated Statements of Operations --
             For the three months ended
             March 31, 1998 and 1997 .....................                1

    Consolidated Balance Sheets --
             March 31, 1998 and December 31, 1997 ........                2

    Consolidated Statements of Cash Flows --
             For the three months ended
             March 31, 1998 and 1997......................                3

    Notes to Consolidated Financial Statements ...........               4-6

2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........               7-13

3.  Quantitative and Qualitative Disclosure
             about Market Risks ..........................                13


                      PART II. OTHER INFORMATION

2.  Changes in Securities ................................                14

4.  Submission of Matters to a Vote
             of Security Holders..........................                14


6.  Exhibits and Reports on Form 8-K .....................                14


             SIGNATURES ..................................                15

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

                                                                      Three months ended
                                                                          March 31
                                                                   1998               1997
                                                                   ----               ----
OPERATING REVENUE
   Communication service revenues ...........................      $ 10,648       $  9,231
   Communication products sold ..............................         1,748          2,210
   Other ....................................................           316            337
                                                                   --------       --------

      Total Operating Revenues ..............................        12,712         11,778
                                                                   --------       --------

OPERATING EXPENSE

   Communication service expenses ...........................         4,085          2,565
   Cost of communication products sold ......................         1,217          1,594
   Depreciation and amortization ............................         2,383          2,031
   Marketing and customer services ..........................           810            837
   General and administrative services ......................         2,671          2,558
                                                                   --------       --------

      Total Operating Expenses ..............................        11,166          9,585
                                                                   --------       --------

           Operating Income .................................         1,546          2,193
                                                                   --------       --------

OTHER INCOME (EXPENSE)

   Allowance for funds used during construction .............            18             20
   Equity in net income (loss) of affiliates ................        (2,151)          (160)
   Interest expense .........................................          (731)          (618)
   Other, net ...............................................           447             28
                                                                   --------       --------

      Total Other Income (Expense) ..........................        (2,417)          (730)
                                                                   --------       --------

           Income before minority interest, income taxes
              and dividends on utility series preferred stock          (871)         1,463

MINORITY INTEREST ...........................................             0             50
                                                                   --------       --------

           Income before income taxes and
              dividends on utility series preferred stock ...          (871)         1,513

INCOME TAXES AND DIVIDENDS ON
    UTILITY SERIES PREFERRED STOCK

   Income taxes .............................................           (15)           607
   Dividends on utility series preferred stock ..............            16             16
                                                                   --------       --------

      Total Income taxes and dividends
         on utility series preferred stock ..................             1            623
                                                                   --------       --------

NET INCOME (LOSS) ...........................................      $   (872)      $    890
                                                                   ========       ========

   Average common shares outstanding ........................         7,345          5,804

   Earnings (loss) per common share .........................      $  (0.12)      $   0.15
                                                                   ========       ========

   Dividends per common share ...............................      $   0.10       $   0.10
                                                                   ========       ========

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                       March 31,       December 31,
                                                                         1998              1997
                                                                         ----              ----
                               ASSETS                                  Unaudited
CURRENT ASSETS
       Cash and cash equivalents ................................      $   3,921       $      61
       Temporary investments ....................................         12,000            --
       Accounts receivable ......................................          6,163           6,824
       Accounts receivable - affiliated companies ...............          6,767           4,630
       Inventories, lower of cost or market, at average cost ....            975             891
       Prepaid expenses .........................................          3,198           3,286
       Other ....................................................            325             454
                                                                       ---------       ---------
          TOTAL CURRENT ASSETS ..................................         33,349          16,146
                                                                       ---------       ---------
INVESTMENTS
       Investments and advances in affiliated companies .........         16,491          15,690
       Other ....................................................            359             359
                                                                       ---------       ---------
                                                                          16,850          16,049
                                                                       ---------       ---------
PROPERTY, PLANT AND EQUIPMENT
       Telephone plant in service ...............................        117,879         116,655
       Under construction .......................................          1,000             800
                                                                       ---------       ---------
                                                                         118,879         117,455
       Less accumulated depreciation ............................         56,666          54,654
                                                                       ---------       ---------
                                                                          62,213          62,801
                                                                       ---------       ---------
OTHER ASSETS
       Accounts receivable - affiliated company .................            133             113
       PCS licenses and other assets ............................         23,097          23,245
       Other ....................................................          1,648           1,607
                                                                       ---------       ---------
                                                                          24,878          24,965
                                                                       ---------       ---------
       TOTAL ASSETS .............................................      $ 137,290       $ 119,961
                                                                       =========       =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable ............................................      $     425       $    --
       Long-term debt maturing within one year ..................          1,063           1,063
       Accounts payable .........................................          7,169           8,285
       Accrued taxes ............................................            618             617
       Accrued interest and dividends ...........................          1,664           1,290
       Advance billings, customer deposits and other ............          2,473           3,100
                                                                       ---------       ---------
          TOTAL CURRENT LIABILITIES .............................         13,412          14,355
                                                                       ---------       ---------
LONG-TERM DEBT ..................................................         35,656          41,657
                                                                       ---------       ---------
OTHER LIABILTIES
       Deferred income taxes ....................................          6,736           6,863
       Other ....................................................          2,573           2,615
                                                                       ---------       ---------
                                                                           9,309           9,478
                                                                       ---------       ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100,
       cumulative, callable at par, at the option of the
       Company, authorized 20,000 shares, outstanding:
         Series A 4 1/2%: 14,456 shares .........................          1,446           1,446
                                                                       ---------       ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000          1,186             977
         Outstanding shares: 7,435,617 at March 31, 1998
                             6,128,672 at December 31, 1997
       Additional paid-in capital ...............................         36,159          10,341
       Unearned ESOP Compensation ...............................           (695)           (695)
       Retained earnings ........................................         40,817          42,402
                                                                       ---------       ---------
                                                                          77,467          53,025
                                                                       ---------       ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............      $ 137,290       $ 119,961
                                                                       =========       =========

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)
                                   (Unaudited)



                                                                                Three months ended
                                                                                     March 31
                                                                                1998          1997
                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ................................................      $   (872)      $    890
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization .................................         2,387          2,038
        Deferred income taxes .........................................          (128)          (315)
        Undistributed losses from affiliates ..........................         2,151            160
        Tax benefits applicable to ESOP ...............................             3              4
        Loss on retirement of property, plant and equipment ...........             3             44
        Allowance for funds used during construction ..................           (18)           (20)
        Losses applicable to minority interest ........................          --              (50)
     Changes in operating assets and liabilities:
        Accounts receivable and notes receivable ......................           662            200
        Inventories ...................................................           (84)            79
        Prepaid expenses ..............................................            88             60
        Accounts payable ..............................................        (1,116)        (1,555)
        Accrued taxes and accrued interest ............................           375            939
        Advance billings, customer deposits and other .................          (627)          (425)
        Other, net ....................................................           (44)          (416)
                                                                             --------       --------

          Net Cash Provided By Operating Activities ...................         2,780          1,633
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures .............................................        (1,591)        (1,129)
     Allowance for funds used during construction .....................            18             20
     Purchase of temporary investments ................................       (12,000)          --
     Proceeds from sale of assets .....................................            48             36
     Cost of removal of plant retired .................................           (23)           (18)
     Acquisition of other assets ......................................          --             (431)
     Increase in investments and advances to affiliates ...............        (8,958)          (876)
     Decrease in investments and repayments from affiliates ...........         3,849          1,074
                                                                             --------       --------

          Net Cash Used In Investing Activities ......................        (18,657)        (1,324)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock ........................................          (677)          (493)
     Net proceeds from (payments on) revolving lines of credit ........           425            178
     Payments on long-term debt .......................................        (6,000)          --
     Proceeds from issuance of common stock ...........................        25,987             41
                                                                             --------       --------

           Net Cash Provided By (Used In) Financing Activities ........        19,735           (274)
                                                                             --------       --------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS .............................................         3,858             35

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD ..............................................            61            312
                                                                             --------       --------

     END OF PERIOD ....................................................      $  3,919       $    347
                                                                             ========       ========


                See notes to consolidated financial statements.

Form 10-Q

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)
(1)  BASIS OF PRESENTATION

          D&E Communications, Inc. is a telecommunications holding company which became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company ("D&E Telephone") in June 1996. The accompanying consolidated financial statements include the accounts of D & E Communications, Inc.; D&E Telephone; D&E Holdings, L.P.("Holdings L.P."); D&E Telephone and Data Systems ("TDS"); D&E Marketing Corp. ("Marketing"); D&E Wireless, Inc. ("Wireless"); and D&E Investments, Inc. ("Investments"). D&E Communications, Inc., including these subsidiary companies, are collectively defined and referred to as "D&E".

          The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(2)   NON-CASH FINANCING AND INVESTING ACTIVITIES

          D&E recorded non-cash transactions for shares of common stock issued in connection with an acquisition and a merger. D&E issued 21,408 shares of D&E common stock in January 1997 as the deferred portion of the price in connection with the acquisition of Com Tech Technical Services, now doing business as D&E Computer Networking Services ("Computer Networking "). Separately, $7,307 of the cost incurred in the merger with PCS One, Inc. was paid by the issuance of 317,667 shares of D&E common stock. D&E also assumed a long-term note payable to the Federal Communications Commission ("FCC") for $11,879 as part of the PCS One, Inc. merger. See Note 3.

(3)  ACQUISITIONS AND JOINT VENTURES WITH AFFILIATED COMPANIES

          On March 21, 1997 D&E merged with PCS One, Inc., the owner of the C-Block broadband PCS license to operate in the Lancaster, Pennsylvania market. The merger was accounted for as a purchase with no material effect from the merger on the consolidated net income in 1997. D&E recorded the merger with PCS One, Inc. at a value of $21,123. D&E issued 317,667 shares of D&E common stock to PCS One, Inc. shareholders. Long-term debt payable to the FCC of $11,879 was assumed, and a note payable to The D and E Group of $1,559 was assumed and eliminated in consolidation. D&E dissolved its 80% owned partnership, The D and E Group, which held a minority interest in PCS One, Inc. D&E then formed a subsidiary corporation, Investments, to hold the Lancaster C-Block license. D&E formed a separate subsidiary, Wireless, in April 1997 to design, construct, and operate the PCS network.

          On November 14, 1997, Wireless and Omnipoint Venture Partner I, L.L.C. formed a limited partnership D&E/Omnipoint Wireless Joint Venture, L.P. ("PCS ONE"). Wireless holds a 50% interest in PCS ONE which operates a PCS communication system in the Basic Trading Areas of Lancaster, Harrisburg, York-Hanover, and Reading, Pennsylvania. Under the terms of the agreement, the joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals. Wireless recorded $1,646 as its share of the loss for the first quarter of 1998.

          During a period of reconsideration and waiver of the C-Block license interest, the Federal Communications Commission ("FCC") reviewed the repayment terms for C-Block license note agreements.

     In December 1997, the FCC offered C-Block holders several options as alternatives to the original payment terms. A Reconsideration Order was published on April 8, 1998, explaining the revised options of Amnesty, which is a forgiveness of debt for returning 100% of the spectrum in a license. An alternative is Disaggregation, or a returning of 50% of the 30 MHZ spectrum in a license. D&E has until June 8, 1998 to review its options. If the Disaggregation option were chosen, D&E would be required to write off approximately $4,000 of its license cost and would lose between 15% and 30% of its original $1,320 deposit. Additionally, as part of the Reconsideration Order, on July 31, 1998, the selected repayment terms of the debt to the FCC related to the C-Block license will resume.



(4)  PRIVATE PLACEMENT FINANCING

          On January 7, 1998 D&E issued 1.3 million shares of D&E Common Stock to a subsidiary of Citizens Utilities Company ("Citizens") in consideration for $27 million, or $20.78 per share, pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. All such shares are unregistered but have certain registration rights. Under the terms of the agreement, Citizens has certain restrictions relating to future purchases or sales of D&E Common Stock. Additionally, in connection with this agreement, D&E issued warrants on January 7, 1998 to acquire 65,000 shares of Common Stock at $20.78 per share. The warrants are exercisable immediately any time within five years from the date of grant.


(5)  COMPREHENSIVE INCOME

          During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which the Company adopted as of January 1, 1998. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For D&E, such items have included only reductions of the ESOP trust loan. Since its adoption by the Company, there have been no transactions reportable under SFAS 130.

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months ended March 31, 1997 have been reclassified for comparative purposes.

RESULTS OF OPERATIONS

     Summary. Net operations for the three months ended March 31, 1998 resulted in a loss of $872, compared with an income of $890 for the three months ended March 31, 1997. Earnings per share for the first quarter of 1998 was a loss of $.12 versus an income of $.15 in 1997. The primary reason for the loss was the recording of $1,646 (D&E's 50% share) of the losses of PCS ONE which began operations in November 1997. These losses are anticipated to continue as the business develops. Additionally, operating income decreased $647 primarily as a result of increased network operations expenses and increased depreciation expense. There was a 26% increase in the weighted average number of shares outstanding between the periods primarily as a result of shares' being issued in connection with a merger late in the first quarter of 1997 and the private placement of D&E shares during the first quarter of 1998.


     Operating Revenues. Total operating revenues for the three months ended March 31, 1998 were $12,712, up 7.9% from the $11,778 recorded for the first quarter in 1997. Operating revenues are derived primarily from local network services revenues, network access services revenues, long distance network services revenues, and other communication services revenues. The three-month growth resulted primarily from communication service revenue of $1,104 for services provided to affiliated companies, notably PCS ONE. Communication products sold decreased $462, primarily as a result of the completion of a major data communication network during 1997.

     Local network services revenues are generated from providing local exchange and local private line services. Local network services revenues for the three months ended March 31, 1998 were $2,508, up 12.9% from $2,221 in 1997. The increase was primarily due to a revenue neutral rate adjustment made in May of 1997

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

which increased the basic area rate while decreasing some long distance rates and other service rates. Additionally, an increase of approximately 5% in the number of access lines serviced contributed to the increase.

     Network access services revenues are received from D&E Telephone's subscribers, from local exchange carriers, interexchange carriers, and cellular companies for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues in this category were $4,104 for the three months ended March 31, 1998, up 0.2% from $4,095 in 1997.

     Long distance network services revenues are received from long distance calls made by D&E Telephone customers within the Capital (south central) Region of Pennsylvania and world-wide long distance calls made by D&E Long Distance customers. Revenues in this category for the three months ended March 31, 1998 were $1,494, down 1.7% from $1,520 in 1997. The decrease in the quarterly revenue resulted primarily from decreases in the minutes of use and from a rate decrease. The rate change is one of the provisions within the revenue neutral rate adjustment made in May of 1997.

     Other communication services revenues include equipment rentals, repairs, paging, billing and collection services, and consulting services provided to affiliated companies, primarily PCS ONE. Revenues in this category for the three months ended March 31, 1998 were $1,762, up 165.8% from $663 in 1997. The increase was primarily attributable to the revenue for services provided to PCS ONE and the two European joint ventures.


     Operating Expenses. Total operating expenses for the three month period ended March 31, 1998 were $11,166, up 16.5% from the $9,585 recorded during the same quarter in 1997. The primary reason for the increase was the costs associated with providing services to affiliated companies, notably PCS ONE.

     Communication service expenses, including network operations, network access, directory advertising, and other communication service costs, were $4,085, up 59.2% from $2,565 for the first quarter of 1997. The increase was primarily related to additional network operations and other communication service costs.

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations {continued)


     Network operations expenses are incurred in maintaining D&E Telephone's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, video conferencing and other materials and supplies. Expenses in this category for the three months ended March 31, 1998 were $1,718, up 32.5% from $1,297 during the first quarter in 1997. Expenses for the quarter were up primarily due to an increase in the number of employees and the expansion of office space and equipment purchases to accommodate them. Computer software and equipment purchases also contributed to the increase in network operations expense.

     Other communication service costs include the cost of equipment rentals, pageboy service, service maintenance agreements, and, primarily, the costs incurred to provide consulting services to affiliates. These expenses were $1,119 in the first quarter ended March 31, 1998 up from $99 in the first quarter of 1997. These costs were primarily for PCS ONE, the two European operations, and D&E SuperNet.

     Cost of communication products sold was $1,217 in the three months ended March 31, 1998, down 23.7% from $1,594 in the first quarter of 1997. The decrease was primarily related to lower sales in 1998.

     Depreciation expense for the three months ended March 31, 1998 was $2,383, up 17.3% from $2,031 in 1997. The majority of the increases were attributable to an increase in telephone plant-in-service including administrative software placed in service late in 1997. Additionally, amortization of the PCS licenses acquired during 1997 began when they were placed into service in November 1997.

     General and administrative services expenses for the three months ended March 31, 1998 were $2,671, up 4.4% from $2,558 in 1997. Increases in the quarter are primarily related to wage and benefit increases.

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

     Other Income (Expense). Other income (expense) for the three months ended March 31, 1998 was a net expense of $2,417, up $1,687 from a net expense of $730 in 1997. The increase was related to reduced equity in the income of affiliates. The increased expense was primarily from D&E's 50% share in the loss of PCS ONE which totaled $1,646. This loss is anticipated to continue while the PCS ONE business develops. The sale of certain cellular interests during 1997 led to a decrease of affiliate income of $212. Losses from European ventures also increased. Start up loss activities of Eurotel's Pilicka Telephone ("PT") in Poland were $425. D&E's share of losses from its investment in Monor Communications Group ("MCG") was $186; this was $256 better than was reported for the same period in 1997. MCG's loss was primarily from its investment in Monor Telephone ("MTT") in Hungary which was less negatively affected by exchange translation in 1998 than in 1997. Interest expense increased $113 in 1998 compared with the first quarter of 1997. An increase in interest expense of $208 resulted from the PCS license loan interest being capitalized in 1997 and expensed in 1998. Interest decreased $72 resulting from the reduction of debt after the sale of cellular interests in the third quarter of 1997. Interest also deceased $20 as the result of principal repayment of long-term senior debt which began in 1997.


     Income taxes. There was a credit of $15 for the federal and state income taxes for the three months ended March 31, 1998, versus an expense of $607 in 1997. The reduction in income taxes was primarily the result of the losses of PCS ONE in 1998 which did not exist in 1997. In 1998 taxes increased from D&E's increasing its valuation allowance on deferred tax assets related to the equity loss in European investments, as a result of revised estimates on the realizability of loss carryforwards.



FINANCIAL CONDITION

     Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the network, and business development. D&E expects that foreseeable capital requirements for its existing

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

business will be financed primarily through internally generated funds and additional debt. Additional short or long-term debt or equity financing may be needed to fund new business development activities and to enhance D&E's capital structure.

     D&E's primary source of funds during the quarter ended March 31, 1998 was from the issuance on January 7, 1998 of 1.3 million shares of Common Stock to Citizens in a private placement for $20.78 per share. The $26 million received net of expenses was used, in part, to repay $6 million of bank debt and to increase investments in or advances to affiliates. At March 31, 1998, $12 million was invested in commercial paper and $3.9 million was held as an increase in cash balances. These cash and investment reserves are intended to be used for additional investment in PCS ONE and for other general working capital purposes.

     Other cash changes included cash provided by operating activities of $2,780 including a reduction in accounts payable of $1,116. A total of $1,591 for capital expenditures was used primarily for $680 of computers and switching equipment and $380 for outside plant including poles and cable improvements.

     The cash and cash equivalents balance at March 31, 1998 was $3,921 and $17,575 was available on short-term lines of credit. In addition to this cash, $12,000 was invested in high quality short-term commercial paper.

     D&E's ratio of total debt to total debt plus capital decreased to 32% at March 31, 1998 from 44% at December 31, 1997. This change resulted primarily from the increase in equity from the Citizens investment which was partially used to reduce bank debt.


OTHER

     The investment by Citizens represented 17.5% of the shares of D&E Common Stock outstanding. Under the agreement between the parties, Citizens agrees for one year not to acquire additional shares of D&E's stock without D&E's consent. If Citizens proposes to sell any shares of D&E Common Stock, Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register the Common Stock it acquired for public resale.

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


     D&E continues to monitor proceedings before the Pennsylvania Public Utility Commission dealing with access charge reform and funding for universal service. Both proceedings are geared to replace the explicit subsidies embedded in regional toll and intrastate access charges which support below-cost dial-tone rates. Resolution of the state access charge reform proceeding formerly targeted for December 1997 remains an open issue.

     On March 31, 1998, D&E filed a revenue neutral rate rebalancing request with the Pennsylvania Public Utility Commission. The request, if approved, will take effect on June 5, 1998, and is expected to have no material effect on the future revenue of the Company.

     During a period of reconsideration and waiver of the C-Block license interest, the Federal Communications Commission ("FCC") reviewed the repayment terms for C-Block license note agreements. In December 1997, the FCC offered C-Block holders several options as alternatives to the original payment terms. A Reconsideration Order was published on April 8, 1998, explaining the revised options of Amnesty, which is a forgiveness of debt for returning 100% of the spectrum in a license. An alternative is Disaggregation, or a returning of 50% of the 30 MHZ spectrum in a license. D&E has until June 8, 1998 to review its options. If the Disaggregation option were chosen, D&E would be required to write off approximately $4,000 of its license cost and would lose between 15% and 30% of its original $1,320 deposit. Additionally, as part of the Reconsideration Order, on July 31, 1998, the selected repayment terms of the debt to the FCC related to the C-Block license will resume.

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of D&E's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. D&E has addressed the issue by identifying the programs that need to be modified and has completed most of the revisions. The billing system software modification is complete, the accounting data base system has been upgraded for the year 2000 and other improvements, and the majority of other programs' modifications are nearing completion. The cost of completing the modifications has been immaterial to the current operations, and management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business activities.

Form 10-Q
                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

FORWARD-LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements as to year 2000 remediation, the FCC license payment alternatives, and the future performance of D&E and its various domestic and international joint venture investments. Actual results may differ as a result of factors over which D&E has no control, including but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.



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

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 2.  Changes in Securities

     See Part I, Item 1, Notes to Consolidated Financial Statements Note 4 and
Part I, Item 2, Management's Discussion and Analysis and Results of Operations, regarding a Stock Acquisition Agreement between D&E and Citizens Utilities.




Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

Exhibit                    Identification
  No.                        of Exhibit                     Reference
-------                    --------------                   ---------

  27                 Financial Data Schedule.            Filed herewith.


(b) No Reports of Form 8-K have been filed for the Company during the three month period ended March 31, 1998 for which this report is filed.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            D & E Communications, Inc.
                                                   (Registrant)


Date: May 8, 1998
                                            By:  /s/ Thomas E. Morell
                                               --------------------------------
                                                     Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                            (On behalf of the Registrant and as
                                             Principal Financial Officer)







       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1998.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES



                                            INDEX TO EXHIBITS


Exhibit                    Identification
  No.                        of Exhibit                     Reference
-------                    --------------                   ---------

  27                 Financial Data Schedule.            Filed herewith.