Form 10-Q
period 1998-06-30
D&E COMMUNICATIONS INC
filed 1998-08-12
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 -Q
(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       or

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
                                                     Yes    X      No
                                                         --------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at August 6, 1998
              -----                              -----------------------------
Common Stock, par value $.16 per share                 7,445,893 Shares

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

Item No.                                                                         Page
--------                                                                         ----
                          PART I. FINANCIAL INFORMATION

   1.  Financial Statements

       Consolidated Statements of Operations --
             For the three months and six months ended
             June 30, 1998 and 1997 ............................................    1

       Consolidated Balance Sheets --
             June 30, 1998 and December 31, 1997 ...............................    2

       Consolidated Statements of Cash Flows --
             For the six months ended
             June 30, 1998 and 1997.............................................    3

       Notes to Consolidated Financial Statements ..............................  4-7

   2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................... 8-16

   3.  Quantitative and Qualitative Disclosure about Market Risks ..............   16


                           PART II. OTHER INFORMATION

   2.  Changes in Securities ...................................................   17

   4.  Submission of Matters to a Vote of Security Holders......................   17

   6.  Exhibits and Reports on Form 8-K ........................................17-18


       SIGNATURES ..............................................................   19

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

                                                      Three months ended            Six months ended
                                                            June 30                     June 30
                                                      ------------------            ----------------
OPERATING REVENUE                                       1998         1997            1998        1997

   Communication service revenues.................    $10,717      $ 9,473         $21,365     $18,705
   Communication products sold....................      1,736        2,275           3,484       4,485
   Other..........................................        273          275             589         611
                                                      -------       ------         -------     -------

      Total Operating Revenues....................     12,726       12,023          25,438      23,801
                                                      -------       ------         -------     -------

OPERATING EXPENSE

   Communication service expenses.................      4,016        2,577           8,104       5,142
   Cost of communication products sold............      1,166        1,569           2,383       3,163
   Depreciation and amortization..................      2,370        2,058           4,753       4,089
   Marketing and customer services................        884          856           1,693       1,693
   General and administrative services............      2,600        2,535           5,269       5,093
                                                      -------       ------         -------     -------
    Total Operating Expenses......................     11,036        9,595          22,202      19,180
                                                      -------       ------         -------     -------
      Operating Income............................      1,690        2,428           3,236       4,621
                                                      -------       ------         -------     -------

OTHER INCOME (EXPENSE)

   Allowance for funds used during construction....        20           16              38          36
   Equity in net income (loss) of affiliates.......    (2,429)         218          (4,579)         59
   Interest expense................................      (634)        (571)         (1,365)     (1,189)
   Gain on sale of investment......................     1,659            0           1,659           0
   Other, net......................................       506          119             953         197
                                                      -------       ------         -------     -------

    Total Other Income (Expense)...................      (878)        (218)         (3,294)       (897)
                                                      -------       ------         -------     -------

      Income (loss) before income taxes and
        dividends on utility series preferred
        stock......................................       812        2,210             (58)      3,724

INCOME TAXES AND DIVIDENDS ON
   UTILITY SERIES PREFERRED STOCK

   Income taxes....................................       606          892             591       1,499
   Dividends on utility series preferred stock.....        16           16              33          33
                                                      -------       ------         -------     -------
    Total Income taxes and dividends
      on utility series preferred stock............       622          908             624       1,532
                                                      -------       ------         -------     -------

       Net income (loss) before extraordinary
         item .....................................       190        1,302            (682)      2,192

   Extraordinary loss on early extinguishment of
       debt, net of income tax benefit of $220 ....    (7,901)           0          (7,901)          0
                                                      -------       ------         -------     -------

NET INCOME (LOSS)..................................   $(7,711)      $1,302         $(8,583)    $ 2,192
                                                     ========       ======         =======     =======

   Average common shares outstanding...............     7,439        6,110           7,392       5,963

EARNINGS (LOSS) PER COMMON SHARE
   Earnings (loss) before extraordinary item ......     $0.02        $0.21          ($0.09)      $0.37
   Extraordinary loss .............................     (1.06)        0.00           (1.07)       0.00
                                                      -------       ------         -------     -------
       Earnings (loss) per common share............    ($1.04)       $0.21          ($1.16)      $0.37
                                                      =======       ======         =======     =======

   Dividends per common share......................     $0.10        $0.10           $0.19       $0.19
                                                      =======       ======         =======     =======

                 See notes to consolidated financial statements.

                              D & E Communications, Inc. and Subsidiaries

                                      Consolidated Balance Sheets
                                        (Dollars in thousands)

                                                                          June 30,
                                                                            1998          December 31,
                                                                         Unaudited           1997
                                                                         ---------        ------------
             ASSETS

CURRENT ASSETS
    Cash and cash equivalents.....................................      $  6,134          $     61
    Temporary investments.........................................        12,000               ---
    Accounts receivable...........................................         6,835             6,824
    Accounts receivable - affiliated companies....................         3,096             4,630
    Inventories, lower of cost or market, at average cost.........         1,031               891
    Prepaid expenses..............................................         1,680             3,286
    Other.........................................................           697               454
                                                                        --------          --------
      TOTAL CURRENT ASSETS........................................        31,473            16,146
                                                                        --------          --------
INVESTMENTS
    Investments and advances in affiliated companies..............        19,465            15,690
    Other.........................................................           359               359
                                                                        --------          --------
                                                                          19,824            16,049
                                                                        --------          --------
PROPERTY, PLANT AND EQUIPMENT
    Telephone plant in service....................................       120,534           116,655
    Under construction............................................           394               800
                                                                        --------          --------
                                                                         120,928           117,455
    Less accumulated depreciation.................................        58,619            54,654
                                                                        --------          --------
                                                                          62,309            62,801
                                                                        --------          --------
OTHER ASSETS
    Accounts receivable - affiliated company......................           362               113
    PCS licenses and other assets.................................         1,577            23,245
    Other.........................................................         1,479             1,607
                                                                        --------          --------
                                                                           3,418            24,965
                                                                        --------          --------
      TOTAL ASSETS................................................      $117,024          $119,961
                                                                        ========          ========
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable.................................................      $  3,513          $    ---
    Long-term debt maturing within one year.......................         1,063             1,063
    Accounts payable..............................................         6,718             8,285
    Accrued taxes.................................................            84               617
    Accrued interest and dividends................................           478             1,290
    Advance billings, customer deposits and other.................         1,964             3,100
                                                                        --------          --------
      TOTAL CURRENT LIABILITIES...................................        13,820            14,355
                                                                        --------          --------
LONG-TERM DEBT....................................................        23,778            41,657
                                                                        --------          --------
OTHER LIABILITIES
    Deferred income taxes.........................................         6,248             6,863
    Other.........................................................         2,549             2,615
                                                                        --------          --------
                                                                           8,797             9,478
                                                                        --------          --------
PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100,
      cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
        Series A 4 1/2%: 14,456 shares............................         1,446             1,446
                                                                        --------          --------
COMMITMENTS
SHAREHOLDERS' EQUITY
      Common stock, par value $.16, authorized shares 30,000,000..         1,187               977
       Outstanding shares: 7,443,538 at June 30, 1998
                           6,128,672 at December 31, 1997
      Additional paid-in capital..................................        36,299            10,341
      Unearned ESOP Compensation..................................          (695)             (695)
      Retained earnings...........................................        32,392            42,402
                                                                        --------          --------
                                                                          69,183            53,025
                                                                        --------          --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $117,024          $119,961
                                                                        ========          ========

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Six months ended
                                                                                           June 30
                                                                                     1998           1997
                                                                                     ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)..........................................................    $(8,583)       $2,192
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Extraordinary loss on early extinguishment of debt......................      8,361           ---
        Depreciation and amortization...........................................      4,753         4,102
        Deferred income taxes...................................................       (615)         (677)
        Undistributed losses from affiliates....................................      4,579           (59)
        Tax benefits applicable to ESOP.........................................          6             9
        Gain on sale of investments.............................................     (1,659)          ---
        Loss on retirement of property, plant and equipment.....................        ---            48
        Allowance for funds used during construction............................        (38)          (36)
        Losses applicable to minority interest..................................        ---           (50)
     Changes in operating assets and liabilities:
        Accounts receivable and notes receivable................................        (10)         (347)
        Inventories.............................................................       (140)          108
        Prepaid expenses........................................................      1,606           755
        Accounts payable........................................................     (1,567)        1,508
        Accrued taxes and accrued interest......................................       (167)          341
        Advance billings, customer deposits and other...........................     (1,136)         (749)
        Other, net..............................................................       (357)         (372)
                                                                                   --------        ------
               Net Cash Provided By Operating Activities........................      5,033         6,773
                                                                                   --------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures.......................................................     (3,844)       (6,554)
     Allowance for funds used during construction...............................         38            36
     Purchase of temporary investments..........................................    (12,000)          ---
     Proceeds from sale of assets...............................................         75           150
     Proceeds from sale of investments .........................................      2,375           ---
     Cost of removal of plant retired...........................................        (65)          (48)
     Acquisition of other assets................................................        ---        (2,031)
     Increase in investments and advances to affiliates.........................    (20,783)       (2,221)
     Decrease in investments and repayments from affiliates.....................     12,997         1,198
                                                                                   --------        ------
               Net Cash Used In Investing Activities............................    (21,207)       (9,470)
                                                                                   --------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock..................................................     (1,353)       (1,008)
     Net proceeds from (payments on) revolving lines of credit..................      3,513         3,073
     Proceeds from issuance of demand note......................................        ---           667
     Payments on long-term debt.................................................     (6,000)          ---
     Proceeds from issuance of common stock.....................................     26,087           100
                                                                                   --------        ------

               Net Cash Provided By Financing Activities........................     22,247         2,832
                                                                                   --------        ------
INCREASE IN CASH
   AND CASH EQUIVALENTS.........................................................      6,073           135

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD..........................................................         61           312
                                                                                   --------        ------
   END OF PERIOD................................................................     $6,134          $447
                                                                                   ========        ======


                 See notes to consolidated financial statements

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

          D&E Communications, Inc. is a telecommunications holding company. The accompanying consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company ("D&E Telephone"); D&E Holdings, L.P. ("Holdings L.P."); D&E Telephone and Data Systems ("TDS"); D&E Marketing Corp. ("Marketing"); D&E Wireless, Inc. ("Wireless"); and D&E Investments, Inc. ("Investments"). D&E Communications, Inc., including these subsidiary companies, is defined and referred to herein as "D&E".

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


(2)   NON-CASH FINANCING AND INVESTING ACTIVITIES

          D&E recorded non-cash transactions for shares of common stock issued in connection with an acquisition and a merger. D&E issued 21,408 shares of D&E common stock in January 1997 as the

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


     deferred portion of the price in connection with the acquisition of Com Tech Technical Services, now doing business as D&E Computer Networking Services ("Computer Networking "). Separately, $7,307 of the cost incurred in the merger with PCS One, Inc. was paid by the issuance of 317,667 shares of D&E common stock in March 1997. D&E assumed a long-term note payable to the Federal Communications Commission ("FCC") for $11,879 as part of the PCS One, Inc. merger during the first quarter of 1997.

          On June 8, 1998, the FCC debt of $11,879 was extinguished along with its $1,178 accrued interest by acceptance of the FCC's Amnesty Option. Under the terms of the Amnesty Option, the full license spectrum for the Lancaster, PA Basic Trading Area ("BTA") C-Block license with a book value of $21,417 was returned to the FCC. D&E did not chose the Disaggregation Option, which allowed a return of a portion of the spectrum and partial reduction of FCC debt, because the Amnesty Option provided the potential for a greater long term cash savings. D&E has additional spectrum available to continue development of the wireless business through its D&E/Omnipoint Wireless Joint Venture, L.P. ("PCS ONE"). See Note 3.

(3)   ACQUISITIONS AND JOINT VENTURES WITH AFFILIATED COMPANIES

          On March 21, 1997 D&E merged with PCS One, Inc., the owner of the C-Block broadband PCS license to operate in the Lancaster, Pennsylvania market. The merger was accounted for as a purchase with no material effect from the merger on the consolidated net income in 1997. D&E recorded the merger with PCS One, Inc. at a value of $21,123. D&E issued 317,667 shares of D&E common stock to PCS One, Inc. shareholders. Long-term debt payable to the FCC of $11,879 was assumed, and a note payable to The D and E Group of $1,559 was assumed and eliminated in consolidation. D&E dissolved its 80% owned partnership, The D and E Group, which held a minority interest in PCS One, Inc. D&E then formed a subsidiary corporation, Investments, to hold the Lancaster C- Block license. D&E formed a separate subsidiary, Wireless, in April 1997 to design, construct, and operate the PCS network.

          On November 14, 1997, Wireless and Omnipoint Venture Partner I, L.L.C. formed a limited partnership PCS ONE. Wireless holds a

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


     50% interest in PCS ONE which operates a PCS communication system in the Basic Trading Areas of Lancaster, Harrisburg, York-Hanover, and Reading, Pennsylvania. Under the terms of the agreement, the joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals. Wireless recorded $1,725 and $3,371 as its share of the PCS ONE loss for the second quarter and year to date 1998 respectively.

(4)   DISPOSITION OF BUSINESS

          On May 14, 1998 Holdings sold its fifteen percent (15%) interest in Berks & Reading Area Cellular Enterprises for $2,375. The gain on the sale was $1,659. The proceeds from the sale were used by D&E to increase its investment in PCS ONE by $1,600 and for working capital requirements. The Holdings partnership was dissolved on June 10, 1998 because it no longer owned any cellular investments and its business purpose was complete.

(5)   PRIVATE PLACEMENT FINANCING

          On January 7, 1998 D&E issued 1.3 million shares of D&E Common Stock to a subsidiary of Citizens Utilities Company ("Citizens") in consideration for $27 million, or $20.78 per share, pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. All such shares are unregistered, but have certain registration rights. Under the terms of the agreement, Citizens has certain restrictions, which expire on November 3, 1998, relating to future purchases or sales of D&E Common Stock. Additionally, in connection with this agreement, D&E issued warrants on January 7, 1998 to acquire 65,000 shares of Common Stock at $20.78 per share. The warrants are exercisable immediately any time within five years from the date of grant.

(6)  COMPREHENSIVE INCOME

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

(7)   RECENT ACCOUNTING PRONOUNCEMENTS

          In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). Sop-98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

          D&E subsidiaries currently capitalize central office initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. D&E is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

(8)   SUBSEQUENT EVENTS

          During June 1998, D&E Marketing advanced $4,400 to Eurotel L.L.C. (Eurotel). Eurotel is the domestic joint venture in which Marketing purchased a 33% interest in 1997. Eurotel invested in Pilicka Telephone
     (PT) to design, construct and operate a telecommunications network in central Poland. The advance was interim financing until Eurotel's permanent financing was completed. The loan to Eurotel, including interest at 15%, was repaid in August 1998.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


          Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 1997 have been reclassified for comparative purposes.

     RESULTS OF OPERATIONS

          Summary. Operating revenues increased approximately 6% for both the three months and the six months ended June 30, 1998 compared with the same periods of 1997. Operating expenses increased approximately 15% for both the three and six month periods of 1998 compared to 1997. The result was a 30% drop in operating income in the comparable periods. This decrease is partially related to D&E Telephone cost increases and to the TDS decline in system sales. Equity in income of affiliates decreased as a result of the sales in September 1997 and May 1998 of cellular partnership interests which were generating income. Additionally, Eurotel's development of a new phone system in Poland and PCS ONE's development of a Personal Communication System (PCS) network in south central Pennsylvania, created substantial losses in 1998. These losses are expected to continue as these businesses develop. The return of the C-Block PCS license for the Lancaster, PA BTA, in June 1998, and the related FCC debt extinguishment, resulted in an extraordinary loss (net of tax) of $7,901. This loss did not result in the use of cash. Ongoing amortization and interest expenses will decrease approximately $340 per quarter as a result of the license return without any interruption to the development of the PCS network. Earnings per share was also negatively affected by an increase in excess of 20% of common shares outstanding, primarily from the issuance of 1.3 million shares to Citizens in January 1998.

          Operating Revenues. Total operating revenues for the three months ended June 30, 1998 were $12,726, up 5.9% from the $12,023 recorded for the second quarter in 1997. For the six months ended June 30, 1998, operating revenues were $25,438, up 6.9% from $23,801 for the first half of 1997. Operating revenues are derived primarily from local network services revenues, network access services revenues, long distance network services revenues, and other communication services revenues. The quarter and year-to-date growth resulted primarily from communication service revenue for services provided to affiliated companies, notably PCS ONE. Communication products sold decreased primarily

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     as a result of lower telephone system sales and the completion of a major data communication network during 1997.

          Local network services revenues are generated from providing local exchange and local private line services. Local network services revenues for the three months ended June 30, 1998 were $2,555, up 8.7% from $2,350 in 1997. For the six months ended June 30, 1998, local network services revenues were $5,063, up 10.7% from $4,572 in 1997. The increase was primarily due to a revenue neutral rate adjustment made in May of 1997 which increased the basic area rate while decreasing some other service rates. Additionally, an increase of approximately 5% in the number of access lines contributed to the quarter and year to date increases.

          Network access services revenues are received from D&E Telephone's subscribers, from local exchange carriers, interexchange carriers, and wireless companies for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues in this category were $4,216 for the three months ended June 30, 1998, versus $4,218 in 1997. For the six months ended June 30, 1998 these revenues were $8,320 versus $8,312 in the same period of the prior year.

          Long distance network services revenues are received from long distance calls made by D&E Telephone customers within the Capital (south central) Region of Pennsylvania and world-wide long distance calls made by D&E Long Distance customers. Revenues in this category for the three months ended June 30, 1998 were $1,524, up 6.3% from $1,434 in 1997. For the six months ended June 30, 1998, these revenues were $3,018 up 2.2% from $2,954 in 1997. The increase in the quarterly revenue resulted primarily from increases in the minutes of use. Increases were moderated by a rate decrease which was one of the provisions within the revenue neutral rate adjustment made in May of 1997. The same factors affected the six-month comparison.

          Other communication services revenues include equipment rentals, repairs, paging, billing and collection services, and consulting services provided to affiliated companies, primarily PCS ONE. Revenues in this category for the three months ended June 30, 1998 were $1,670, up from $692 in 1997. For the six

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     months ended June 30, 1998, these revenues were $3,432 up from $1,355 in 1997. The increases were primarily attributable to the revenue for services provided to PCS ONE and the two European joint ventures.

     Communication products sold revenues are derived primarily from sale and installation of telephone and computer network systems. Revenues in this category for the three months ended June 30, 1998 were $1,736, down 23.6% from $2,275 in 1997. For the six months ended June 30, 1998, these revenues were $3,484, down 22.3% from $4,485 in 1997. The quarter and year to date amounts were down in 1998 as a result of several major installations in 1997 with no similar repeat work in 1998.


          Operating Expenses. Total operating expenses for the three month period ended June 30, 1998 were $11,036, up 15.0% from $9,595 recorded during the same quarter in 1997. For the six months ended June 30, 1998, operating expenses were $22,202, up 15.8% from $19,180 in the first half of 1997. The primary reason for the increases were the costs associated with providing services to affiliated companies, notably PCS ONE.

          Communication service expenses, including network operations, network access, directory advertising, and other communication service costs, were $4,016, up 55.8% from $2,577 for the same quarter of 1997. For the six months ended June 30, 1998, expenses in this category were $8,104, up 57.6% from $5,142 in 1997. The increase was primarily related to additional network operations and other communication service costs as described further in the following paragraphs.

          Network operations expenses are incurred in maintaining D&E Telephone's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, video conferencing and other materials and supplies. Expenses in this category for the three months ended June 30, 1998 were $1,608, up 18.1% from $1,362 during the same quarter in 1997. For the six months ended June 30, 1998, these expenses were $3,327, up 25.1% from $2,659 in the first half of 1997. Expenses for the quarter and six months were up primarily due to an increase in

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     the number of employees and the expansion of office space and equipment purchases to accommodate them. Computer software and equipment purchases also contributed to the increase in network operations expense.

          Other communication service costs include the cost of equipment rentals, pageboy service, service maintenance agreements, and, primarily, the costs incurred to provide consulting services to affiliates. Expenses in this category for the three months ended June 30, 1998 were $1,098 up from $111 in the same quarter of 1997. For the six months ended June 30, 1998, these expenses were $2,218, up from $210 in the first half of 1997. These costs were primarily for PCS ONE, the two European operations, and D&E SuperNet.

          Cost of communication products sold for the three months ended June 30, 1998 was $1,166, down 25.7% from $1,569 in the same quarter of 1997.
     For the six months ended June 30, 1998, this cost was $2,383, down 24.7% from $3,163 in the first half of 1997. The decreases were primarily related to a lower number of telephone system sales in 1998.

          Depreciation expense for the three months ended June 30, 1998 was $2,370, up 15.2% from $2,058 in 1997. For the six months ended June 30, 1998, depreciation was $4,753, up 16.2% from $4,089 in 1997. The majority of the increases were attributable to an increase in telephone plant-in-service including primarily, general purpose computers and digital electronic switching equipment placed in service late in 1997. Additionally, amortization of the PCS licenses acquired during 1997 began when they were placed into service in November 1997.

          General and administrative services expenses for the three months ended June 30, 1998 were $2,600, up 2.5% from $2,535 in 1997. For the six months ended June 30, 1998 these expenses were $5,269, up 3.5% from $5,093 in the first half of 1997. The increases in both periods were primarily attributable to increased capital stock tax and other operating taxes, and partially to increased wages and benefits.

          Other Income (Expense). Other income (expense) for the three months ended June 30, 1998 was a net expense of $878, compared with a net expense of $218 in the same quarter of 1997. For the six months ended June 30, 1998, these accounts were a net

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     expense of $3,294 compared with a net expense of $897 in the first half of 1997. The changes were primarily related to reduced equity in the income of affiliates due to the sale of cellular interests in September 1997 and May 1998 which led to a decrease of affiliate income of $512 for the second quarter and $724 for the six months of 1998 compared to the same periods of 1997. Also, D&E's share in the loss of PCS ONE totaled $1,511 for the quarter and $3,157 for the first six months of 1998 with no similar loss in 1997. Future losses are anticipated to continue while the PCS ONE business develops. Offsetting these decreases in earnings was a gain recorded by D&E on the sale of its last cellular partnership investment of $1,659 during the second quarter of 1998.

          D&E's share of losses from its investment in Monor Communications Group ("MCG") was $152 less in the second quarter 1998 than in 1997. For the six months ended June 30, 1998, D&E's share of MCG's loss was $408 less than the loss in the first half of 1997. The changes resulted from more favorable foreign exchange rates in the early part of 1998 compared to 1997. MCG's loss was primarily from its investment in Monor Telephone ("MTT") in Hungary. Start-up loss activities of Eurotel's Pilicka Telephone ("PT") in Poland increased in 1998 by $578 in the second quarter and $1,003 for the six months of 1998 compared with the same periods in 1997. Losses related to PT are anticipated to continue while construction of the telephone system in Poland is under way.

          Interest expense for the three months ended June 30, 1998 was $634, up $63 from $571 in 1997. For the six months ended June 30, 1998, interest was $1,365 up $176 from $1,189 for the first half of 1997. Part of this interest expense, $138 for the quarter and $347 for the six months ended June 30, 1998, was comprised of the interest on the PCS license loan from the FCC which was capitalized in 1997 and expensed in 1998. Other interest decreased as a result of the reduction of debt after the sale of cellular interests in the third quarter of 1997, the principal repayment of long-term senior debt which began in 1997, and the infusion of cash from the sale of shares to Citizens in January 1998.


          Income taxes. Income taxes were $606 for the three months ended June 30, 1998, down from $892 in 1997. For the six months

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     ended June 30, 1998, income taxes were $591, down from $1,499 in the same period of 1997. The reduction in income taxes was primarily the result of the losses associated with PCS ONE in 1998 which did not exist in 1997. Partially offsetting these tax decreases, was a tax increase from D&E's increasing its valuation allowance on deferred tax assets related to the equity loss in European investments. The valuation allowance was provided because realization of tax loss carryforwards is not likely.




     FINANCIAL CONDITION

          Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the network, and business development. D&E expects that foreseeable capital requirements for its existing business will be financed primarily through internally generated funds and additional debt. Additional short or long-term debt or equity financing may be needed to fund growth of the PCS ONE network, other new business development activities and to enhance D&E's capital structure.

          D&E's primary source of funds for the six months ended June 30, 1998 was from the issuance on January 7, 1998 of 1.3 million shares of Common Stock to Citizens in a private placement for $20.78 per share. The $26 million received net of expenses was used, in part, to repay $6 million of bank debt and to increase investments in or advances to affiliates. At June 30, 1998, $12 million was invested in commercial paper, and $6.1 million was held in cash balances. These cash and investment reserves are intended to be used for additional investment in PCS ONE and for other general working capital purposes.

          Other cash changes included cash provided by operating activities of $5,033. Major changes in funds provided by operating activities include funds provided by a decrease in prepaid expenses of $1,606, offset by a use of funds from a decrease in accounts payable and advance billings of $2,703. A total of $3,844 for capital expenditures was used primarily for $2,185 of computers and switching equipment and $886 for outside plant including poles and cable improvements.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



          The cash and cash equivalents balance at June 30, 1998 was $6,134, plus $14,487 was available on short-term lines of credit. In addition to this cash, $12,000 was invested in high quality short-term commercial paper.

          D&E's ratio of total debt to total debt plus capital decreased to 29% at June 30, 1998 from 44% at December 31, 1997. This change resulted primarily from the increase in equity from the Citizens investment which was partially used to reduce bank debt.


     OTHER

          The investment by Citizens represented 17.5% of the shares of D&E Common Stock outstanding. Under the agreement between the parties, Citizens agrees for one year, until November 3, 1998, not to acquire additional shares of D&E's Common Stock without D&E's consent. If Citizens proposes to sell any shares of D&E Common Stock that it owns, Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register the Common Stock it acquired for public resale.

          D&E continues to monitor proceedings before the Pennsylvania Public Utility Commission (PUC) dealing with access charge reform and funding for universal service. Both proceedings are geared to replace the explicit subsidies embedded in regional toll and intrastate access charges which support below-cost dial-tone rates. The state access charge reform proceeding, formerly targeted for resolution by December 1997, is not concluded. Management believes the effect from any required rate adjustments will be revenue neutral.

          On March 31, 1998, D&E filed a revenue neutral rate rebalancing request with the PUC. The request was subsequently suspended by the PUC for further review and now carries a final resolution date of December 22, 1998.

          During a period of reconsideration and waiver of the C-Block license interest, the FCC reviewed the repayment terms for C- Block license note agreements. The FCC offered C-Block holders

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     several options as alternatives to the original payment terms. Under the terms of the Amnesty Option selected, D&E returned the full license spectrum, reducing license cost by $21,417. In return, the FCC canceled the principal and accrued interest payable on the financed portion of the license cost, reducing liabilities by $13,296. The resulting loss is reported as an extraordinary transaction of $7,901 net of the related income tax benefit.

          The year 2000 issue is the result of computer programs written to use two digits rather than four to identify the applicable year. Any of D&E's programs that have date-sensitive software might recognize a date using "00" as the year 1900 rather than 2000. D&E has addressed the issue by identifying the programs that need to be modified and has completed most of the modifications to essential programs, including the billing system software and the accounting data base system. Operating systems in the Company's personal computers have been updated, and correspondence with vendors and customers regarding their compliance is anticipated to be accomplished by the end of 1998. The other software program modifications are nearing completion, and the entire program should be finished in the second quarter of 1999. The cost of completing the modifications has been immaterial to the current operations, and management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business activities.

          PCS ONE is negotiating a loan agreement to provide additional funds for continued development of the PCS network. The agreement may require D&E to contribute equity to PCS ONE in the event of a default.

          D&E Marketing advanced $4.4 million to Eurotel during June 1998. The advance was interim financing until Eurotel's permanent financing was completed with The Templeton Emerging Europe Fund II, L.P. The loan to Eurotel, including interest at 15%, was repaid in August 1998.

          D&E has agreed to acquire 30,000 shares of its Common Stock in a privately negotiated transaction with a member in the Voting Trust during the third quarter of 1998. The shares are expected to remain issued, but not outstanding after the acquisition.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     FORWARD-LOOKING STATEMENTS

          This quarterly report contains certain forward-looking statements as to year 2000 remediation and the future performance of D&E and its various domestic and international joint venture investments. Actual results may differ as a result of factors over which D&E has no control, including but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.



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

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 2.  Changes in Securities

     See Part I, Item 1, Notes to Consolidated Financial Statements Note 4 and
Part I, Item 2, - Management's Discussion and Analysis and Results of Operations, regarding a Stock Acquisition Agreement between D&E and Citizens.


Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 30,
     1998.

(c) (1) Election of the following directors to hold office for a three year term to expire in 2001. Votes for the election of Mr. Paul W. Brubaker were cast in the following Manner:
     6,590,967 for and 6,937 withheld. Votes for the election of Mr. Steven B. Silverman were cast in the following manner:
     6,588,575 for and 7,814 withheld. Votes for the election of Mrs. Anne B. Sweigart were cast in the following Manner:
     6,615,507 for and 200 withheld. Votes for the election of Mr. Robert A. Kinsley were cast in the following manner:
     6,589,331 for and 7,646 withheld.

     (2) To ratify the Board of Directors' selection of Coopers & Lybrand L.L.P. as independent accountants in 1998. Votes were cast in the following manner: 6,566,347 for; 1,055 against; and 28,692 abstentions.


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

Exhibit            Identification
  No.                of Exhibit                      Reference
-------            --------------                    ---------

  27          Financial Data Schedule.             Filed herewith.


(b)  Reports on Form 8-K:

     A current report on Form 8-K dated June 2, 1998 was filed by

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Part II - Other Information


the Company with respect to the Assignment of its fifteen percent (15%) interest in Berks & Reading Area Cellular Enterprises on May 14, 1998 to Cellco Partnership, d.b.a. Bell Atlantic Mobile for $2.4 million.

     A current report on Form 8-K dated June 16, 1998 was filed by the Company with respect to the June 8, 1998 extinguishment of Federal Communications Commission debt by return of the Lancaster, PA Basic Trading Area Personal Communication Services C-Block license.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     D & E Communications, Inc.
                                                                (Registrant)


Date: August 12, 1998
                                     By: /s/ Thomas E. Morell
                                        ----------------------------------------
                                                   Thomas E. Morell
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                            (On behalf of the Registrant and as
                                             Principal Financial Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF
AUGUST 12, 1998.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS

Exhibit            Identification
  No.                of Exhibit                      Reference
-------            --------------                    ---------

  27          Financial Data Schedule.             Filed herewith.