Form 10-Q
period 1998-09-30
D&E COMMUNICATIONS INC
filed 1998-11-12
CIK 1011737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      or

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
                                                    Yes     X      No
                                                        ---------     ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                Outstanding at November 6, 1998
                   -----                -------------------------------

Common Stock, par value $.16 per share          7,424,994  Shares

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


Item No.                                                      Page
--------                                                      ----

                        PART I.  FINANCIAL INFORMATION

    1.    Financial Statements

          Consolidated Statements of Operations --
               For the three months and nine months ended
               September 30, 1998 and 1997.................      1

          Consolidated Balance Sheets --
               September 30, 1998 and December 31, 1997....      2

          Consolidated Statements of Cash Flows --
               For the nine months ended
               September 30, 1998 and 1997.................      3

          Notes to Consolidated Financial Statements.......    4-7

    2.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............   8-16

    3.    Quantitative and Qualitative Disclosure
          about Market Risks...............................     16

                         PART II.   OTHER INFORMATION

    2.    Changes in Securities .............................   17

    4.    Submission of Matters to a Vote
          of Security Holders................................   17


    6.    Exhibits and Reports on Form 8-K ..................   17


          SIGNATURES ........................................   18

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                  D & E Communications, Inc. and Subsidiaries
                     Consolidated Statements of Operations
               (Dollars in thousands, except per-share amounts)
                                  (Unaudited)


                                                                 Three months ended      Nine months ended
                                                                     September30            September30
 OPERATING REVENUE                                                 1998       1997        1998       1997
                                                                   ----       ----        ----       ----
  Communication service revenues.............................  $   11,036  $    9,426  $   32,401 $    28,130
  Communication products sold................................       1,921       2,833       5,405       7,318
  Other......................................................         283         290         872         901
                                                               ----------- ----------- ----------- -----------
     Total Operating Revenues................................      13,240      12,549      38,678      36,349
                                                               ----------- ----------- ----------- -----------

 OPERATING EXPENSE

  Communication service expenses.............................       4,109       2,814      12,213       7,956
  Cost of communication products sold........................       1,334       1,812       3,717       4,976
  Depreciation and amortization..............................       2,355       2,077       7,108       6,167
  Marketing and customer services............................         881         833       2,575       2,526
  General and administrative services........................       2,446       2,972       7,714       8,062
                                                               ----------- ----------- ----------- -----------
     Total Operating Expenses................................      11,125      10,508      33,327      29,687
                                                               ----------- ----------- ----------- -----------
          Operating Income...................................       2,115       2,041       5,351       6,662
                                                               ----------- ----------- ----------- -----------

 OTHER INCOME (EXPENSE)

  Allowance for funds used during construction...............           9          24          47          59
  Equity in net income (loss) of affiliates..................      (2,971)        119      (7,550)        177
  Interest expense...........................................        (524)       (443)     (1,889)     (1,632)
  Gain on sale of investment.................................           0      11,971       1,659      11,971
  Other, net.................................................         412         (68)      1,365         130
                                                               ----------- ----------- ----------- -----------
     Total Other Income (Expense)............................      (3,074)     11,603      (6,368)     10,705
                                                               ----------- ----------- ----------- -----------
          Income (loss) before income taxes and
             dividends on utility series preferred stock.....        (959)     13,644      (1,017)     17,367

 INCOME TAXES AND DIVIDENDS ON
  UTILITY SERIES PREFERRED STOCK

  Income taxes...............................................         332       5,935         923       7,434
  Dividends on utility series preferred stock................          16          16          49          49
                                                               ----------- ----------- ----------- -----------
     Total Income taxes and dividends
      on utility series preferred stock......................         348       5,951         972       7,483
                                                               ----------- ----------- ----------- -----------
          Net income (loss) before extraordinary item .......      (1,307)      7,693      (1,989)      9,884

  Extraordinary loss on early extinguishment of
      debt, net of income tax benefit of $220 ...............           0           0      (7,901)          0
                                                               ----------- ----------- ----------- -----------
 NET INCOME (LOSS)...........................................    $(1,307)     $ 7,693     $(9,890)    $ 9,884
                                                               =========== =========== =========== ===========

  Average common shares outstanding..........................       7,447       6,116       7,411       6,011

 EARNINGS (LOSS) PER COMMON SHARE
  Earnings (loss) before extraordinary item .................    ($  0.18)      $1.26    ($  0.27)      $1.64
  Extraordinary loss ........................................        0.00        0.00       (1.06)       0.00
                                                               ----------- ----------- ----------- -----------
      Earnings (loss) per common share.......................    ($  0.18)      $1.26    ($  1.33)      $1.64
                                                               =========== =========== =========== ===========
  Dividends per common share.................................       $0.10       $0.10       $0.29       $0.29
                                                               =========== =========== =========== ===========

                See notes to consolidated financial statements.

                  D & E Communications, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                            (Dollars in thousands)


                                                                     September 30,
                                                                         1998            December 31,
                              ASSETS                                   Unaudited            1997
                                                                       ---------            ----
CURRENT ASSETS
   Cash and cash equivalents........................................  $    5,862        $         61
   Temporary investments............................................      15,000                ----
   Accounts receivable..............................................       6,763               6,824
   Accounts receivable - affiliated companies.......................       2,470               4,630
   Inventories, lower of cost or market, at average cost............         984                 891
   Prepaid expenses.................................................       1,397               3,286
   Other............................................................         781                 454
                                                                      ------------      -------------
      TOTAL CURRENT ASSETS..........................................      33,257              16,146
                                                                      ------------      -------------
INVESTMENTS
   Investments and advances in affiliated companies.................      11,919              15,690
   Other............................................................         359                 359
                                                                      ------------      -------------
                                                                          12,278              16,049
                                                                      ------------      -------------
PROPERTY, PLANT AND EQUIPMENT
   Telephone plant in service.......................................     121,680             116,655
   Under construction...............................................         721                 800
                                                                      ------------      -------------
                                                                         122,401             117,455
   Less accumulated depreciation....................................      60,419              54,654
                                                                      ------------      -------------
                                                                          61,982              62,801
                                                                      ------------      -------------
OTHER ASSETS
   Accounts receivable - affiliated company.........................         404                 113
   PCS licenses and other assets....................................       1,567              23,245
   Other............................................................       1,409               1,607
                                                                      ------------      -------------
                                                                           3,380              24,965
                                                                      ------------      -------------
      TOTAL ASSETS..................................................  $  110,897        $    119,961
                                                                      ============      =============
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable....................................................  $  ----           $    ----
   Long-term debt maturing within one year..........................       1,063               1,063
   Accounts payable.................................................       5,883               8,285
   Accrued taxes....................................................         336                 617
   Accrued interest and dividends...................................         636               1,290
   Advance billings, customer deposits and other....................       1,441               3,100
                                                                      ------------      -------------
      TOTAL CURRENT LIABILITIES.....................................       9,359              14,355
                                                                      ------------      -------------
LONG-TERM DEBT......................................................      23,778              41,657
                                                                      ------------      -------------
OTHER LIABILTIES
   Deferred income taxes............................................       6,517               6,863
   Other............................................................       2,507               2,615
                                                                      ------------      -------------
                                                                           9,024               9,478
                                                                      ------------      -------------
PREFERRED STOCK OF UTILITY SUBSIDIARY par value $100,
     cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
        Series A 4 1/2%:   14,456 shares............................       1,446               1,446
                                                                      ------------      -------------
COMMITMENTS
SHAREHOLDERS' EQUITY
   Common stock, par value $.16, authorized shares 30,000,000.......       1,187                 977
     Outstanding shares:   7,452,286 at September 30, 1998
                           6,128,672 at December 31, 1997
   Additional paid-in capital.......................................      36,428              10,341
   Unearned ESOP Compensation.......................................        (695)               (695)
   Retained earnings................................................      30,370              42,402
                                                                      ------------      -------------
                                                                          67,290              53,025
                                                                      ------------      -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................  $  110,897        $    119,961
                                                                      ============      =============

                See notes to consolidated financial statements.

                  D & E Communications, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)
                                  (Unaudited)


                                                                                                 Nine months ended
                                                                                                   September 30
                                                                                                   1998       1997
                                                                                                   ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)............................................................................  $(9,890)   $ 9,884
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary loss on early extinguishment of debt.........................................    8,361        ---
    Depreciation and amortization..............................................................    7,119      6,183
    Deferred income taxes......................................................................     (346)       475
    Undistributed losses from affiliates.......................................................    7,550       (177)
    Tax benefits applicable to ESOP............................................................        9         18
    Gain on sale of investments................................................................   (1,659)   (11,971)
    Loss on retirement of property, plant and equipment........................................       40         56
    Allowance for funds used during construction...............................................      (47)    (1,103)
    Losses applicable to minority interest.....................................................        0        (50)
  Changes in operating assets and liabilities:
    Accounts receivable and notes receivable...................................................       61       (462)
    Inventories................................................................................      (93)        88
    Prepaid expenses...........................................................................    1,889      1,328
    Accounts payable...........................................................................   (2,402)     2,911
    Accrued taxes and accrued interest.........................................................      242      4,673
    Advance billings, customer deposits and other..............................................   (1,660)    (1,150)
    Other, net.................................................................................     (502)       (40)
                                                                                                ---------- ----------
                                  Net Cash Provided By Operating Activities....................    8,672     10,663
                                                                                                ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.........................................................................   (5,829)   (13,606)
  Allowance for funds used during construction.................................................       47      1,103
  Proceeds from sale of temporary investments..................................................   12,000        ---
  Purchase of temporary investments............................................................  (27,000)
  Proceeds from sale of assets.................................................................       96        165
  Proceeds from sale of investments ...........................................................    2,375     17,897
  Cost of removal of plant retired.............................................................      (84)       (68)
  Acquisition of other assets..................................................................      ---     (2,333)
  Increase in investments and advances to affiliates...........................................  (24,979)    (3,467)
  Decrease in investments and repayments from affiliates.......................................   22,355      1,529
                                                                                                ---------- ----------
                                  Net Cash Provided By (Used In) Investing Activities..........  (21,019)     1,220
                                                                                                ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends on common stock....................................................................   (2,029)    (1,693)
  Net proceeds from (payments on) revolving lines of credit....................................        0     (7,140)
  Payments on long-term debt...................................................................   (6,000)      (162)
  Proceeds from issuance of common stock.......................................................   26,177        327
                                                                                                ---------- ----------
                                  Net Cash Provided By (Used In) Financing Activities..........   18,148     (8,668)
                                                                                                ---------- ----------
INCREASE IN CASH
  AND CASH EQUIVALENTS.........................................................................    5,801      3,215

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD..........................................................................       61        315
                                                                                                ---------- ----------
  END OF PERIOD................................................................................  $ 5,862    $ 3,530
                                                                                                ========== ==========

                See notes to consolidated financial statements.

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

             Item 1.   Notes to Consolidated Financial Statements
             ----------------------------------------------------
                       (Dollar amounts are in thousands)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

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

        The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Form 10-Q's for March 31, 1998 and June 30, 1998.


(2)  NON-CASH FINANCING AND INVESTING ACTIVITIES
     -------------------------------------------

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

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

             Item 1.   Notes to Consolidated Financial Statements
             ----------------------------------------------------
                       (Dollar amounts are in thousands)
                                  (Unaudited)


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

        On June 8, 1998, the FCC debt of $11,879 was extinguished along with its $1,178 accrued interest by acceptance of the FCC's Amnesty Option. Under the terms of the Amnesty Option, the full license spectrum for the Lancaster, PA Basic Trading Area ("BTA") C-Block license with a book value of $21,417 was returned to the FCC. D&E did not choose the Disaggregation Option, which allowed a return of a portion of the spectrum and partial reduction of FCC debt, because the Amnesty Option provided the potential for a greater long term cash savings. D&E has additional spectrum with other licenses available to continue development of the wireless business through its D&E/Omnipoint Wireless Joint Venture, L.P. ("PCS ONE"). See
     Note 3.

(3)  ACQUISITIONS AND JOINT VENTURES WITH AFFILIATED COMPANIES
     ---------------------------------------------------------

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

        On November 14, 1997, Wireless and Omnipoint Venture Partner I, L.L.C. formed a limited partnership, PCS ONE. Wireless holds a 50% interest in PCS ONE which operates a PCS communication system in the Basic Trading Areas of Lancaster, Harrisburg, York-Hanover, and

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

             Item 1.   Notes to Consolidated Financial Statements
             ----------------------------------------------------
                       (Dollar amounts are in thousands)
                                  (Unaudited)


     Reading, Pennsylvania. Under the terms of the agreement, the joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals. Wireless recorded $1,703 and $5,074 as its share of the PCS ONE loss for the three month and nine month periods ending September 30, 1998, respectively.

(4)  DISPOSITION OF BUSINESS
     -----------------------

        On May 14, 1998 Holdings sold its fifteen percent (15%) interest in Berks & Reading Area Cellular Enterprises for $2,375. The gain on the sale was $1,659. The proceeds from the sale were used by D&E to increase its investment in PCS ONE by $1,600 and for working capital requirements. The Holdings L.P. partnership was dissolved on June 10, 1998 because it no longer owned any cellular investments and its business purpose was complete.

(5)  PRIVATE PLACEMENT FINANCING
     ---------------------------

        On January 7, 1998 D&E issued 1.3 million shares of D&E Common Stock to a subsidiary of Citizens Utilities Company ("Citizens") in consideration for $27 million, or $20.78 per share, pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. All such shares are unregistered, but have certain registration rights. Under the terms of the agreement, Citizens had certain restrictions, which expired on November 3, 1998, relating to future purchases or sales of D&E Common Stock. Additionally, in connection with this agreement, D&E issued warrants on January 7, 1998 to acquire 65,000 shares of Common Stock at $20.78 per share. The warrants are exercisable immediately and at any time within five years from the date of grant. All such warrants are unregistered, but have certain registration rights for the underlying common stock.

(6)  COMPREHENSIVE INCOME
     --------------------

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

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

             Item 1.   Notes to Consolidated Financial Statements
             ----------------------------------------------------
                       (Dollar amounts are in thousands)
                                  (Unaudited)


     ESOP trust loan. Since its adoption by the Company, there have been no transactions reportable under SFAS 130.


(7)  RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

        D&E subsidiaries currently capitalize central office initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. D&E is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which previously were expensed.

(8)  SUBSEQUENT EVENTS
     -----------------

        On October 22, 1998, D&E announced that its Board of Directors authorized the repurchase of up to $2 million worth of its shares of Common Stock. The shares reacquired may be used for its incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan, and for other corporate purposes.

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


        Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and nine months ended September 30, 1997 have been reclassified for comparative purposes.

     RESULTS OF OPERATIONS

        Summary.  Operating revenues increased 5.5% for the three months and
        -------
     6.4% for the nine months ended September 30, 1998 compared with the same periods of 1997. Operating expenses increased 5.9% for the three month and 12.3% for the nine month periods of 1998 compared to 1997. The result was an operating profit of approximately 16% for the third quarter of 1998 and 1997. Year-to-date operating income decreased to 13.8% in 1998 from 18.3% in the preceding year. This decrease is partially related to D&E Telephone cost increases and to the TDS decline in system sales. Equity in income of affiliates decreased as a result of the sales in September 1997 and May 1998 of cellular partnership interests which were generating income. Additionally, Eurotel's development of a new phone system in Poland and PCS ONE's development of a Personal Communication System (PCS) network in south central Pennsylvania, created substantial losses in 1998. These losses are expected to continue as these businesses develop. The return of the C-Block PCS license for the Lancaster, PA BTA, in June 1998, and the related FCC debt extinguishment, resulted in the year-to-date extraordinary loss (net of tax) of $7,901. This loss did not result in the use of cash and was intended to reduce future cash requirements for principal and interest payments. Ongoing amortization and interest expenses will decrease approximately $340 per quarter as a result of the license return without interruption in the development of the PCS network. Earnings per share were also negatively affected by an increase in excess of 20% of common shares outstanding, primarily from the issuance of 1.3 million shares to Citizens in January 1998.

        Operating Revenues.  Total operating revenues for the three months ended
        ------------------
     September 30, 1998 were $13,240, up 5.5% from the $12,549 recorded for the third quarter in 1997. For the nine months ended September 30, 1998, operating revenues were $38,678, up 6.4% from $36,349 for the first nine months of 1997. Operating revenues are derived primarily from local network services revenues, network access services revenues, long distance network services revenues, and other communication services revenues. The quarter and year-to-

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


     date growth resulted primarily from communication service revenue for services provided to affiliated companies, notably PCS ONE. Communication products sold decreased primarily as a result of lower telephone system sales and the completion of a major data communication network during 1997.

        Local network services revenues are generated from providing local exchange and local private line services. Local network services revenues for the three months ended September 30, 1998 were $2,579, up 5.4% from $2,448 in 1997. For the nine months ended September 30, 1998, local network services revenues were $7,642, up 8.9% from $7,019 in 1997. The increase was primarily due to a revenue neutral rate adjustment made in May of 1997 which increased the basic area rate while decreasing some other service rates. Additionally, an increase of approximately 5% in the number of access lines contributed to the quarter and year-to-date increases.

        Network access services revenues are received from D&E Telephone's subscribers, from local exchange carriers, interexchange carriers, and wireless companies. They use D&E Telephone's local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues in this category were $4,203 for the three months ended September 30, 1998, versus $3,978 in 1997. For the nine months ended September 30, 1998 these revenues were $12,523 versus $12,290 in the same period of the prior year.

        Long distance network services revenues are received from long distance calls made by D&E Telephone customers within the Capital (south central) Region of Pennsylvania and world-wide long distance calls made by D&E Long Distance customers. Revenues in this category for the three months ended September 30, 1998 were $1,557, up 4.7% from $1,487 in 1997. For the nine months ended September 30, 1998, these revenues were $4,574, up 3.0% from $4,441 in 1997. The increase in the quarterly revenue resulted primarily from increases in the minutes of use. Revenue increases were moderated by a rate decrease which was one of the provisions within the revenue neutral rate adjustment made in May of 1997. The same factors affected the nine-month comparison.

        Other communication services revenues include equipment rentals, repairs, paging, billing and collection services, and consulting

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


     services provided to affiliated companies, primarily PCS ONE. Revenues in this category for the three months ended September 30, 1998 were $1,921, up from $709 in 1997. For the nine months ended September 30, 1998, these revenues were $5,354 up from $2,064 in 1997. The increases were primarily attributable to the revenue for services provided to PCS ONE and the two European joint ventures.

        Communication products sold revenues are derived primarily from sale and installation of telephone and computer network systems. Revenues in this category for the three months ended September 30, 1998 were $1,921, down 32.2% from $2,833 in 1997. For the nine months ended September 30, 1998, these revenues were $5,405, down 26.1% from $7,318 in 1997. The quarter and year-to-date amounts were down in 1998 as a result of the completion of several major installations in 1997 with no similar work in 1998.


        Operating Expenses.  Total operating expenses for the three-month
        ------------------
     period ended September 30, 1998 were $11,125, up 5.9% from $10,508 recorded during the same quarter in 1997. For the nine months ended September 30, 1998, operating expenses were $33,327, up 12.3% from $29,687 in the first nine months of 1997. The primary reason for the increases was the costs associated with providing services to affiliated companies, notably PCS ONE.

        Communication service expenses, including network operations, network access, directory advertising, and other communication service costs, were $4,109, up 46.0% from $2,814 for the same quarter of 1997. For the nine months ended September 30, 1998, expenses in this category were $12,213, up 53.5% from $7,956 in 1997. The increase was primarily related to additional network operations and other communication service costs described below.

        Network operations expenses are incurred in maintaining D&E Telephone's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, video conferencing and other materials and supplies. Expenses in this category for the three months ended September 30, 1998 were $1,556, down 1.9% from $1,586 during the same quarter in 1997. For the nine months ended September 30, 1998, these expenses were $4,883, up 15.0% from $4,245 in the first nine months of 1997. Expenses for the current quarter

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


     reflected a decline in software expenditures compared to the third quarter of 1997. For the nine months these expenses were up primarily due to an increase in the number of employees and the expansion of office space and equipment purchases to accommodate them. Computer software and equipment purchases also contributed to the increase in network operations expense.

        Other communication service costs include the cost of equipment rentals, pageboy service, service maintenance agreements, and, primarily, the costs incurred to provide consulting services to affiliates. Expenses in this category for the three months ended September 30, 1998 were $1,312 up from $128 in the same quarter of 1997. For the nine months ended September 30, 1998, these expenses were $3,529, up from $338 in the first nine months of 1997. These costs were primarily for services to D&E affiliates including, PCS ONE, the two European operations, and D&E SuperNet.

        The cost of communication products sold for the three months ended September 30, 1998 was $1,334, down 26.4% from $1,812 in the same quarter of 1997. For the nine months ended September 30, 1998, this cost was $3,717, down 25.3% from $4,976 in the first nine months of 1997. The decreases were primarily related to a lower number of telephone system sales in 1998.

        Depreciation expense for the three months ended September 30, 1998 was $2,355, up 13.4% from $2,077 in 1997. For the nine months ended September 30, 1998, depreciation was $7,108, up 15.3% from $6,167 in 1997. The majority of the increases were attributable to an increase in telephone plant-in-service including primarily, general purpose computers and digital electronic switching equipment placed in service late in 1997. Additionally, amortization of the PCS licenses acquired during 1997 began when they were placed into service in November 1997. PCS license amortization decreased after the return of the C-Block license in June 1998.

        General and administrative services expenses for the three months ended September 30, 1998 were $2,446, down 17.7% from $2,972 in 1997. For the nine months ended September 30, 1998 these expenses were $7,714, down 4.3% from $8,062 in the first nine months of 1997. The decreases in both periods were primarily attributable to decreases in planning and development labor related to the PCS business. Increased capital stock tax and other operating taxes partially offset these reductions.

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


        Other Income (Expense).  Other income (expense) for the three months
        ----------------------
     ended September 30, 1998 was a net expense of $3,074, compared with a net income of $11,603 in the same quarter of 1997. For the nine months ended September 30, 1998, these accounts were a net expense of $6,368 compared with a net income of $10,705 in the first nine months of 1997. These changes were primarily related to reduced equity in the income of affiliates due to the sale of cellular interests in September 1997 and May 1998. The third quarter of 1997 included a gain of $11,971 on the sale of two cellular partnership interests. Also, D&E's share in the losses of PCS ONE totaled $1,703 for the quarter and $5,074 for the first nine months of 1998 with no similar losses in 1997. Future losses are anticipated to continue while the PCS ONE business develops. Offsetting these decreases in year-to-date earnings was a gain recorded by D&E on the sale of its last cellular partnership investment of $1,659 during the second quarter of 1998.

        D&E's share of losses from its investment in Monor Communications Group ("MCG") was $351 for the quarter ended September 30, 1998, up $137 from a $214 loss in the third quarter 1997. For the nine months ended September 30, 1998, D&E's share of MCG's loss was $656, which was $270 less than the loss in the first nine months of 1997. MCG's loss was primarily from its investment in Monor Telephone ("MTT") in Hungary. These changes resulted primarily from fluctuations in the foreign exchange rates between 1998 and 1997.

        Start-up loss activities of Eurotel's Pilicka Telephone ("PT") in Poland was $958 for the quarter ended September 30, 1998, up $925 from a $33 loss in the third quarter of 1997. For the nine months ended September 30, 1998, D&E's share of Eurotel's loss was $2,011, or $1,928 more than in the first nine months of 1997. Third quarter 1998 expenses included an increase in interest expense related to an additional $20 million of financing obtained by Eurotel during the third quarter of 1998. Losses related to PT are anticipated to continue while construction of the telephone system in Poland is under way.

        Interest expense for the three months ended September 30, 1998 was $524, up $81 from $443 in 1997. For the nine months ended September 30, 1998, interest was $1,889, up $257 from $1,632 for the first nine months of 1997. For the nine months ended September 30, 1998, interest expense included $346 on the PCS license loan from the FCC. In 1997, the license was not in use, therefore the

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


     interest on the loan was capitalized. Since the return of the C-Block license, that interest expense has been eliminated. Interest expense accrued but unpaid when the license was returned, was recorded as a reduction in the extraordinary loss on debt extinguishment. Other interest decreased as a result of the reduction of debt after the sale of cellular interests in the third quarter of 1997, the principal repayment of long-term senior debt which began in 1997, and the infusion of cash from the sale of shares to Citizens in January 1998 which was used, in part, to further reduce debt.


        Income taxes. Income taxes were $332 for the three months ended
        ------------
     September 30, 1998, down from $5,935 in 1997. For the nine months ended September 30, 1998, income taxes were $923, down from $7,434 in the same period of 1997. The reduction in income taxes was primarily the result of the losses associated with PCS ONE in 1998 which did not exist in 1997. Partially offsetting these tax decreases was a tax increase from D&E's September 1997 decision to increase its valuation allowance on deferred tax assets related to the equity loss in European investments. The valuation allowance was provided because realization of tax loss carryforwards is not likely.



     FINANCIAL CONDITION

        Liquidity and Capital Resources.  D&E believes that it has adequate
        -------------------------------
     internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the network and business development. D&E expects that foreseeable capital requirements for its existing businesses will be financed primarily through internally generated funds, use of its existing cash or temporary investments, and additional debt. Additional short or long-term debt or equity financing may be needed to fund growth of the PCS ONE network, other new business development activities, and to enhance D&E's capital structure.

        D&E's primary source of funds for the nine months ended September 30, 1998 was from the issuance on January 7, 1998 of 1.3 million shares of Common Stock to Citizens in a private placement for $20.78 per share. The $26 million received (net of expenses) was used, in

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


     part, to repay $6 million of bank debt and to increase investments in or advances to affiliates. At September 30, 1998, $15 million was invested in commercial paper, and $5.9 million was held in cash balances. These cash and investment reserves are intended to be used for additional investment in PCS ONE and for other general working capital purposes.

        Other cash changes included cash provided by operating activities of $8,672. Major changes in funds provided by operating activities include funds provided by a decrease in prepaid expenses of $1,889, offset by a use of funds from a decrease in accounts payable and advance billings of $4,062. A total of $5,829 for capital expenditures was used primarily for $3,128 of computers and switching equipment and $1,342 for outside plant including poles and cable improvements.


        The cash and cash equivalents balance at September 30, 1998 was $5,862, plus $18,000 was available on short-term lines of credit. In addition to this cash, $15,000 was invested in high quality short-term commercial paper.

        D&E's ratio of total debt to total debt plus capital decreased to 26.6% at September 30, 1998 from 44.0% at December 31, 1997. This change resulted primarily from the increase in equity from the Citizens investment which was partially used to reduce bank debt.



     OTHER

        The investment by Citizens represented 17.5% of the shares of D&E Common Stock outstanding. Under the agreement between the parties, Citizens agreed for one year, until November 3, 1998, not to acquire additional shares of D&E's Common Stock without D&E's consent. If Citizens proposes to sell any shares of D&E Common Stock that it owns, then Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register the Common Stock it acquired for public resale.

        On October 13, 1998, the Pennsylvania Public Utility Commission ("PA PUC") launched a Global Telecommunications Settlement Conference ("GTSC") aimed at resolving multiple regulatory

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


     proceedings. Proceedings, relating to access charge reform, funding for universal service, and interconnection charges and agreements, are stayed until conclusion of the GTSC, slated for January 29, 1999. Meanwhile, D&E has entered a settlement petition with the PA PUC to withdraw its revenue neutral rate rebalancing request.

        In compliance with state statutes, D&E petitioned on July 31, 1998, for an alternative form of regulation pursuant to Chapter 30 of the Public Utility Code. The proceeding, which usually carries a mandatory nine month statutory deadline for the PA PUC, was extended for an additional sixty days to permit voluntary mediation. Regulatory litigation costs for this proceeding are shared with eighteen other incumbent local exchange carriers (the "Petitioners"). Upon conclusion of this case in June 1999, the Petitioners expect to embark on an accelerated network modernization plan in exchange for relaxed regulatory oversight.

        During a period of reconsideration and waiver of the C-Block license interest, the FCC reviewed the repayment terms for C-Block license note agreements. The FCC offered C-Block holders several options as alternatives to the original payment terms. Under the terms of the Amnesty Option selected, D&E returned the full license spectrum, reducing license cost by $21,417. In return, the FCC canceled the principal and accrued interest payable on the financed portion of the license cost, reducing liabilities by $13,296. The resulting loss is reported as an extraordinary transaction of $7,901 net of the related income tax benefit.

        The Year 2000 issue is the result of computer programs written to use two digits rather than four to identify the applicable year. Some of D&E's programs that have date-sensitive software might recognize a date entry using "00" as the year 1900 rather than 2000. D&E has addressed the issue by identifying the programs that need to be modified and has completed the modifications to essential programs, including the billing system software and the accounting data base system. Operating systems in the Company's personal computers have been updated, and Year 2000 compliance has been confirmed by vendors whose services are critical to D&E's compliance. Other software program modifications and testing are nearing completion, and the entire program should be finished in the second quarter of 1999. The cost of completing the modifications has been immaterial to the current operations, and management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business

Form 10-Q

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Part   I - Financial Information (continued)

              Item 2.   Management's Discussion and Analysis of
              -------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


     activities.

        PCS ONE completed a $40 million loan agreement with Northern Telecom Inc. ("Nortel") to provide additional funds for continued development of the PCS network. As an inducement to Nortel to provide the financing, D&E became a party to a Capital Contribution Agreement whereby it became jointly and severally liable to Nortel to contribute up to a total of $50 million of equity to PCS ONE in the event of a default. Omnipoint Corporation, D&E's joint venture partner in the development of the PCS ONE system is also a signatory to the Capital Contribution Agreement with joint and several liability.

        On October 22, 1998, D&E announced that its Board of Directors authorized the repurchase of up to $2 million worth of its shares of Common Stock. The shares reacquired may be used for its incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan, and for other corporate purposes. Based on this authorization, D&E acquired 30,000 shares of its Common Stock in a privately negotiated transaction with a member of the Voting Trust on October 27, 1998.


     FORWARD-LOOKING STATEMENTS

        This quarterly report contains certain forward-looking statements as to Year 2000 remediation and the future performance of D&E and its various domestic and international joint venture investments. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.



               Item 3.  Quantitative and Qualitative Disclosure
               ------------------------------------------------
                              About Market Risks
                              ------------------

        D&E does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Part II - Other Information

     Item 2.  Changes in Securities
     ------------------------------

        See Part I, Item 1, Notes to Consolidated Financial Statements Note 4 and Part I, Item 2, - Management's Discussion and Analysis and Results of Operations, regarding a Stock Acquisition Agreement between D&E and Citizens.


     Item 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------------------------

        None.

     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------


     (a)  Exhibits:

     Exhibit             Identification
       No.                 of Exhibit                      Reference
     -------             --------------                    ---------
        10.1     Loan Agreement between D&E/Omnipoint    Filed herewith.*
                 Wireless Joint Venture, L.P. and
                 Northern Telecom Inc. dated
                 September 18, 1998.

        10.2     Capital Contribution Agreement          Filed herewith.
                 between Omnipoint Corporation and
                 D&E Communications, Inc. in favor of
                 D&E/Omnipoint Wireless Joint Venture,
                 L.P.  and Northern Telecom Inc. dated
                 as of September 18, 1998.

        27       Financial Data Schedule.                Filed herewith.

     (b)  Reports on Form 8-K:

        None.



     _________________

     * Confidential treatment requested with respect to portions thereof.

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 D & E Communications, Inc.
                                        (Registrant)


Date: November 12, 1998
                            By:      /s/    Thomas E. Morell
                                 --------------------------------
                                 Thomas E. Morell
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (On behalf of the Registrant and as
                                 Principal Financial Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF
NOVEMBER 12, 1998.

                  D & E COMMUNICATIONS, INC. AND SUBSIDIARIES



                               INDEX TO EXHIBITS


 Exhibit              Identification
   No.                  of Exhibit                     Reference
 -------              --------------                   ---------
    10.1     Loan Agreement between D&E/Omnipoint    Filed herewith.*
             Wireless Joint Venture, L.P. and
             Northern Telecom Inc. dated
             September 18, 1998.

    10.2     Capital Contribution Agreement          Filed herewith.
             between Omnipoint Corporation and
             D&E Communications, Inc. in favor of
             D&E/Omnipoint Wireless Joint Venture,
             L.P.  and Northern Telecom Inc. dated
             as of September 18, 1998.

    27       Financial Data Schedule.                Filed herewith.


_________________

* Confidential treatment requested with respect to portions thereof.