Form 10-K
period 1998-12-31
D&E COMMUNICATIONS INC
filed 1999-03-25
CIK 1011737

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998    Commission file number 000-20709
                                                                      ---------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                            D&E Communications, Inc.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


              Pennsylvania                               23-2837108
    -------------------------------                 --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


          124 East Main Street
              P.O. Box 458
          Ephrata, Pennsylvania                          17522-0458
----------------------------------------                 ----------
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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 8, 1999 (based upon the closing price of such stock as of such date) was $81,004,211.

The number of shares outstanding of the Registrant's common stock, $.16 par value, was 7,419,713 at March 8, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Proxy Statement relative to the Registrant's 1999 Annual Meeting of the Shareholders to be held on April 22, 1999, are incorporated herein by reference in Part III hereof.

Total number of pages including cover page is 70.


The index to exhibits is found on sequentially numbered page 24.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business............................................................ 1

Item 2.  Properties.......................................................... 6

Item 3.  Legal Proceedings................................................... 7

Item 4.  Submission of Matters to a Vote of Security Holders................. 7

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................. 8

Item 6.  Selected Financial Data............................................. 9

Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................10

Item 8.  Financial Statements and Supplementary Data.........................19

Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............................19

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................20

Item 11.  Executive Compensation.............................................20

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management......................................................20

Item 13.  Certain Relationships and Related Transactions.....................20

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...21

                                     PART I


Item 1. Business.

     (a) General Development of Business.

         D&E Communications, Inc., a telecommunications holding company, became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company (D&E Telephone) in June 1996. In addition, D&E Telephone and Data Systems, Inc. (TDS), and D&E Marketing Corp. (Marketing) became subsidiaries of D&E Communications, Inc. at that time. D&E Communications, Inc. and its subsidiaries (hereinafter collectively referred to as D&E) provide telecommunications services in the south central Pennsylvania area and in certain areas of Eastern Europe.

         During 1997, D&E further expanded its corporate structure to facilitate the continuing growth in less regulated businesses. D&E formed D&E Wireless, Inc. (Wireless) to design, construct and operate a Personal Communications Services (PCS) digital network. Additionally, D&E Investments, Inc. (Investments) was formed to hold various PCS licenses acquired by D&E, and D&E Holdings, L.P. (Holdings) was formed to hold various cellular partnership interests owned by D&E Telephone. Changes after these organizations were formed included the sale of two cellular partnership interests in 1997 and the sale of D&E's last cellular interest during 1998 followed by the dissolution of Holdings. Late in 1997, D&E formed a joint venture, between subsidiaries of Omnipoint Corporation (Omnipoint) and Wireless, to provide wireless communications services throughout south central Pennsylvania. The D&E/Omnipoint Wireless Joint Venture, L.P. does business as PCS ONE.

         In July 1998, D&E formed D&E Systems, Inc. (Systems) to provide competitive telecommunications services outside the D&E Telephone regulated area. On January 29, 1999, the Pennsylvania Public Utility Commission (PUC) granted authority to Systems to operate as a competitive local exchange carrier
(CLEC) within the service territories of Bell Atlantic - Pennsylvania and GTE North Incorporated. Systems is currently seeking an amendment to its CLEC certificate to expand its authority to the service territory of United Telephone Company, consistent with PUC approvals granted to other CLECs. Systems also has applications pending before the PUC to operate as an interexchange carrier and as a competitive access provider throughout the service territories of all incumbent local exchange carriers (ILECs) within Pennsylvania.

         In addition to the above U.S. activities, D&E provides telephone and cable television services in Hungary through its part ownership of Monor Telephone Company (MTT). D&E also owns part interest in Pilicka Telephone (PT) in Poland which has constructed and operates a telephone network in a region south of Warsaw.

     (b) Financial Information about Industry Segments.

         Financial information about D&E and its subsidiaries is contained in the consolidated Financial Statements filed herewith. Prior to the fourth quarter of 1998, D&E reported its activity as one business segment. D&E adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), in 1998. The business of D&E has been analyzed by the nature of its products and services, method of production and delivery of services, regulatory environment and types of customers serviced. Based on that analysis, D&E is reporting four business segments similar to the way information is provided to management. The segments reported are: (i) Telecommunication Services, (ii) Telephone & Data Services,
(iii) Wireless Services, and (iv) International Communication Services. See Note 15 to the financial statements.

     (c) Narrative Description of Business.

         (1) Overview. D&E Telephone, the Telecommunication Services segment, furnishes telephone service through 56,573 access lines to an estimated population in excess of 100,000 in an area of approximately 227 square miles covering parts of Berks, Lancaster and Lebanon Counties in the Commonwealth of Pennsylvania. National and international communications services are also furnished through interconnection with the facilities of other companies.

     The area served by D&E Telephone is mostly rural and suburban in nature, with an agricultural and farming economic base. In addition, the business elements serviced include manufacturing, distribution, retail and service establishments. Of the 56,573 access lines serviced by D&E Telephone as of December 31, 1998, service is provided to 41,159 residential customer lines (73%) and to 15,414 business customer lines (27%).

     The principal categories of service rendered by D&E Telephone are:

     (i) Local Network Services -- provide local exchange (dial tone), local private line and public telephone services to residential and business customers in D&E Telephone's franchised serving area.

     (ii) Network Access Services -- provide local exchange carriers and interexchange carriers, as well as other regional telephone companies, with the use of D&E Telephone's local network facilities for the completion of long distance calls. Payment for providing these facilities comes directly from the users or from settlement pools administered by the National Exchange Carrier Association, Inc.
           (NECA).

     (iii) Long Distance Network Services -- provide long distance service within the Capital (south central) Region of Pennsylvania to residential and business customers.

     D&E Telephone constructed, installed and now maintains, an Enhanced 911
(E911) system in Lancaster County pursuant to an Agreement for D&E Telephone to furnish the County's 911 system with an Automatic Location Identification (ALI) network. The E911 backup system, required by the Public Safety Emergency Act of 1990, is located at D&E Telephone's Ephrata Central Office. Under the E911 system, a dispatcher is provided with the phone number and address of the caller automatically.

         TDS, the Telephone & Data Services segment, sells, installs and maintains telecommunications equipment. In this capacity, TDS provides service primarily to business customers in central and eastern Pennsylvania. TDS operates a retail store that specializes in communications equipment such as telephones and accessories. TDS d/b/a (D&E Long Distance) provides long distance telephone services on an equal access basis within the D&E Telephone service area and, since mid-1997, throughout the Bell Atlantic - Pennsylvania franchise area of Lancaster County. Also, TDS d/b/a (D&E Computer Networking Services) provides Local and Wide Area Network sales and services to area businesses that need to connect computers together in working groups.

     The Wireless Services segment revenues derive from Wireless providing consulting services to PCS ONE to design, construct and provide PCS services in the four markets of Lancaster, Harrisburg, York-Hanover and Reading. In November 1997, PCS ONE initiated PCS service, a mobile phone which includes features such as, answering machine, pager, fax, and Internet access to the four markets. Wireless owns 50% of the joint venture and records its share of equity in the earnings or losses of PCS ONE.

     Marketing, through its investment in D&E SuperNet(TM), offers Internet access service and related equipment to customers in south central Pennsylvania. Marketing owns a 50% interest in D&E

SuperNet(TM). Marketing also acquired a 15% interest in MTT, which operates a telephone system in Hungary, and a 33% interest in PT, which operates a telephone system in Poland. At the beginning of 1999, Marketing merged into Investments.

     The International Communication Services segment provides services in Europe through an indirect partial ownership in MTT and PT. MTT provides telephone and cable television in a region of Hungary through a newly constructed fiber-optic system. PT provides telephone service in a region of Poland through a system that is being constructed to combine fiber-optic and wireless technologies.

         (2) Regulatory Matters. A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. The Telecommunications Act of 1996 (the 1996 Act), signed into law on February 8, 1996, has major ramifications throughout both federal and state jurisdictions and therefore affects the strategic direction of D&E. The Congressional intent of the 1996 Act was to encourage advanced technology and enable competition in heretofore monopolistic markets. However, in many aspects, there may be even more regulatory constraints today than prior to 1996, especially for ILECs. While competition is slowly emerging in specific market segments within limited geographic areas, the transition from a monopolistic to a competitive market is being carefully monitored by the regulators.

     (i) Federal. D&E has three businesses subject to regulation by the Federal Communications Commission (FCC): D&E Telephone, D&E Long Distance and Systems.

     D&E Telephone, as an ILEC, has interstate revenues mainly derived from network access services, i.e., transmission and switching services provided at each end of a toll call that connect telephone subscribers to long distance companies. D&E Telephone participates in FCC tariffs and interstate settlement pools administered by NECA. Established at the direction of the FCC, settlement formulas are used to redistribute revenues among NECA members. Under FCC rules, D&E Telephone is allowed to earn up to 11.25% return on its investment in property, plant and equipment used to furnish interstate service. The FCC rate of return enforcement rules require telephone companies to refund, to NECA, earnings in excess of their allowable return.

     D&E Long Distance operates in the interstate and international arena as a long distance reseller and, as such, maintains the appropriate tariffs with the FCC for its interstate and international toll rates.

     Systems, as a CLEC, must file its own FCC tariff for interstate network access services. Such tariffs are filed and effective simply upon one day's notice. Systems anticipates filing with the FCC during the second quarter of 1999, prior to initial start-up.

     (ii) State. D&E has three businesses subject to regulation by the PUC: D&E Telephone, D&E Long Distance and Systems.

     D&E Telephone files its own tariff rates with the PUC for such services as dial tone and calling features. Rates for regional toll calls and intrastate access are filed tariffs issued by the Pennsylvania Telephone Association, a state trade association. Three notable activities occurred in 1998 involving D&E Telephone.

     (A) In December 1998, the PUC approved a settlement between D&E Telephone and two regulatory agencies resulting in a minor reduction of custom calling feature rates for business customers. D&E Telephone expects to recoup the revenue reduction through increased sales.

     (B) In compliance with state statutes, commonly known as Chapter 30, D&E Telephone petitioned the PUC in July 1998 for an alternative form of regulation. Litigation costs for this proceeding are being shared with 18 other rural ILECs. Under the statute, the PUC must render an Order in June 1999. Management anticipates that D&E Telephone will accept the PUC Order, in which case an accelerated network modernization plan will be adopted along with a new ratemaking process where, instead of a guaranteed return on investment, prices are adjusted in accordance with the Gross Domestic Product Price Index. If D&E Telephone rejects the PUC Order, another Chapter 30 petition may be required within six months.

     (C) In September 1998, the PUC launched a Global Telecommunications proceeding aimed at settling multiple regulatory issues among ILECs, CLECs and long distance companies. Regulatory participation for this proceeding is being shared by D&E Telephone and 27 other ILECs.

     D&E Long Distance is required to maintain an intrastate toll tariff with the PUC. This simply assures consumers that rates will not exceed the highest daytime rate charged by the most prominent long distance company operating in the state.

     Systems, as a recently approved CLEC, plans to replace preliminary rates included in its PUC application with permanent rates for local services. Systems is currently waiting for PUC approval of rates for its competitive access and regional toll services.

         (3) Employees. D&E had 387 employees as of December 31, 1998. No individual employee, or group of employees, is organized or represented by any labor union for collective bargaining purposes with D&E management.

         (4) Significant Customers. There are no significant telephone subscribers, whose loss would have a material adverse effect on D&E. AT&T, however, is D&E's most significant customer in terms of total revenue received from a single entity.

     During each of the last three fiscal years, AT&T purchased network access services, billing and collection services and marketing and sales-referral services from D&E which, in 1998, 1997 and 1996, produced $5,014,000, $5,521,000 and $5,193,000, respectively, in annual revenues, or approximately 9.4%, 11.4% and 11.7%, respectively, of total consolidated operating revenues.

     Although D&E's revenue stream relies heavily upon services furnished to AT&T, management believes the chance of losing a significant portion of AT&T revenues is remote for the following reasons:

          D&E provides network access services within its franchised service area to interexchange carriers such as AT&T, MCI WorldCom, Sprint and others who use D&E's switching and transmission facilities for the completion of long distance calls. Certain long distance carriers have occasionally (i) limited the use of D&E's facilities by converting the use of service from switched access service to special access service (Service Bypass), or (ii) bypassed the use of D&E's facilities entirely (Facility Bypass), both of which result in less revenue. Management does not expect the Company's business to be affected significantly by either Service Bypass or Facility Bypass within the immediate future because such bypass normally occurs in metropolitan areas in which a significant customer represents a large portion of business. D&E's service area is predominantly rural and suburban in nature and constitutes a diverse customer mix.

          To the extent that AT&T loses market share to other long distance companies and that D&E, therefore, loses revenue from AT&T, management believes D&E should receive approximately the same revenue from any other long distance carrier competing with AT&T.

     Although AT&T has previously objected to D&E's network access service rates, D&E and AT&T have negotiated such rates, which have been approved by the PUC and the FCC. D&E believes that its relations with AT&T are good and fully expects to continue doing business with AT&T. Based on three-year data during the period from 1995 to 1998, the number of access lines grew at an average annual rate of 5.0%, while AT&T minutes of use fluctuated within a range of plus or minus 2% to 3% in the same years.

         (5) Competition. Implementation of regional, or "intraLATA," toll presubscription was completed in Pennsylvania on December 31, 1997. IntraLATA toll presubscription enables consumers to designate a carrier of their choice for all direct-dialed toll calls made within the same Local Access Transport Area (LATA). Previously, all direct-dialed intraLATA toll calls were handled by the local exchange carrier. To the extent that competitors are able to gain a significant market share of D&E Telephone's intraLATA toll market or a significant portion of service from D&E Telephone's franchise territory, such loss would have a material adverse effect on the Company's operations and financial condition. However, some portion of this loss may be recouped from the increased volume of access required by the long distance companies. D&E Long Distance competes with other toll providers for D&E Telephone's customers and for Bell Atlantic customers in the nearby area.

     Competition is emerging in niches of Pennsylvania's local exchange market, particularly in the service territories of larger ILECs, like Bell Atlantic and GTE North. CLECs, such as Systems, are less regulated than ILECs and offer an alternative for some consumers to traditional telephone companies. In 1997, D&E Telephone and several other ILECs received a limited suspension of certain sections of the 1996 Act. The suspension expires July 10, 1999. D&E Telephone has applied for an additional one-year extension of the limited suspension. This suspension protects consumers in D&E Telephone's service territory from non-facilities-based CLECs that might target higher revenue producing customers and thus erode the subsidy flow to residential consumers. To some extent, cellular and PCS wireless services also offer a competitive alternative in the local exchange market.

     Network access, a service provided to long distance companies and other telephone companies by D&E Telephone, also faces competition. Alternative companies, called competitive access providers, originate and/or terminate calls without the use of the local telephone company's plant. For the most part, these competitors are found in major metropolitan areas with a higher concentration of business customers than are found in D&E Telephone's service territory.

     Various other services, such as directory publication and billing and collection of long distance toll charges to consumers, are open to competition from other suppliers. To compete in open markets, D&E utilizes a combination of media, such as local newspaper, radio and television advertising, to highlight D&E's competitive service and pricing differences in order to attract customers to D&E's products and services.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         On February 28, 1994, the government of Hungary awarded a concession to MTT, a Hungarian corporation, to provide local exchange telecommunications service for a period of 25 years in the Monor region of Hungary. The Hungarian concession provides that MTT will have the exclusive right to design, construct and operate this telecommunications network beginning in 1994 for the first eight years of the 25 year period. The Monor region is a 750 square mile area with a population of approximately 240,000 people and is adjacent to the southeast side of Budapest. MTT provides over 69,000 lines of telephone service and, additionally, provides service to over 30,000 cable television customers. D&E indirectly owns 15% of MTT.

         During 1997, PT, a Polish corporation, purchased three licenses to operate a competitive duopoly telephone network for 15 years in an area south of Warsaw. The licenses cover an area of 5,000 square miles with a population of approximately 1.9 million people. PT provides telephone service to more than 3,000 customers. D&E indirectly owns 33% of PT.

     (e) Special Considerations.

The risk involved in growth of unregulated business activities and increased competition

     A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. Nonetheless, D&E continues to experience growth in its unregulated businesses. The 1996 Act, signed into law on February 8, 1996, has major ramifications throughout both state and federal jurisdictions and therefore affects the strategic direction of D&E. While the 1996 Act encourages development of advanced technology in the telecommunications industry and entrance of D&E into new markets, it may also provide these same opportunities to a new set of competitors and other entrepreneurs who have not previously been permitted to compete in D&E Telephone's markets.

Effect of exchange rate fluctuations

     D&E has invested in operations in Europe which have experienced exchange translation losses in converting results from foreign currencies into U.S. dollars. As provided in the contracts and licenses with the various ministries of telecommunications, the foreign operations are able to raise rates to compensate for inflation. Inflation has affected the translation between currencies; there can be no assurance that the Company's foreign operations will be able to raise rates in the future to offset some or all of the effects of inflation of the local currencies. Although there has been no problem moving currency out of foreign countries, there is no assurance that currency movement controls will not be enacted in the future.

New business activities

     D&E constantly evaluates opportunities to invest in new ventures to increase shareholder value. Any new business opportunities are likely to generate costs in excess of revenue during their development period. Although management will carefully evaluate the viability of new ventures, these ventures will most likely operate in competitive environments and are not assured of becoming viable businesses.

Item 2. Properties.

     (a) Land and Buildings. D&E owns its corporate headquarters, a multi-purpose six-story building, the Brossman Business Complex (BBC), located at 124 East Main Street, Ephrata, Pennsylvania. It consists of approximately 85,900 square feet of floor space. The first and second floors are occupied by a movie/live theater and a restaurant. Other portions of the building are leased as office space and conference rooms. Approximately half of the building is currently occupied by D&E employees.

     D&E also owns its main central office switch located at 130 East Main Street, Ephrata, Pennsylvania. This building consists of approximately 19,600 square feet and contains administrative offices and central office switching equipment serving customers in the Adamstown, Denver, Akron and Ephrata exchanges. In addition, space is leased to PCS ONE for its switch and computer equipment.

     In addition, D&E owns 18 other building facilities, containing a total floor space area of 121,200 square feet, located in various communities throughout D&E's service area. These buildings serve a variety of functions including: exchange central offices, remote switching units, plant operations center, materials storage, engineering and planning, vehicle maintenance, a parking garage and a communications tower site.

     D&E has two leased facilities. The first lease, for a five-year term ending in 2002, is for 3,400 square feet used as a retail Telestore location. The second lease, for five years ending in 2003, is for approximately 3,300 square feet used as a technical support area by D&E Computer Networking Services.

     (b) Network Plant Facilities. D&E owns and operates a network of switching and transmission facilities that is used to provide local, national and international telecommunications services to D&E's customers. This network also provides for advanced custom calling services and customer local area signaling services (CLASS) and is positioned to provide broadband services in the future.

     The switching facilities consist primarily of digital electronic switching equipment housed in D&E-owned buildings situated at various locations within the service area. The 100% digital switching technology used by D&E is manufactured by Northern Telecom. Two host DMS-100 switches are located in Ephrata and Lititz; 10 remote switching centers or remote line modules are located in buildings or controlled environmental vaults at Adamstown, Akron, Brickerville, Denver, Durlach, Elstonville, Lincoln, Manheim, Reinholds and Turnpike Exit 21. Other smaller, remote dial tone units, such as access nodes and digital loop carrier equipment, are contained in weatherproof housings scattered throughout the territory. D&E has also invested in Signaling System 7 (SS7) Signaling Transfer Point equipment, SS7 Signaling Control Point equipment, and Advanced Intelligent Network (AIN) Service Builder(TM) software, which are used to provide AIN services. In addition, this equipment permits D&E to be a node in the Illuminet telephone network through which other telecommunications companies can obtain access to the national SS7 network.

     Transmission facilities, sometimes referred to as "outside plant," consist of cables, wires, terminals and the necessary supporting structures (poles, conduits, manholes, etc.). The cable plant in service contains mostly metallic copper conductors and is installed in one of the following methods: aerial construction on poles, underground in conduit or directly buried in the earth. The "outside plant," or "local loop" facilities, connect each end user (telephone subscriber) with one of D&E's switching units, which in turn are interconnected with other exchange central offices or the facilities of long distance companies such as AT&T, MCI WorldCom, Sprint and others.

     In 1994, D&E completed a four-year fiber-optic ring project. Approximately 431,000 feet of fiber-optic cable was installed in order to create three "self-healing" fiber-optic rings. This self-healing ring technology provides an uninterruptable communications link to each of D&E's switching centers and larger digital remote units, thus protecting D&E's customers from any service outage caused by a break in any major fiber-optic cable.

Item 3. Legal Proceedings.

     D&E is involved in various legal proceedings arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on D&E's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of D&E Communications, Inc. trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low bid prices of D&E's common stock during each of the periods indicated, as reported daily by the NASDAQ National Market.

                        1997                 Low          High
                        ----                 ---          ----
                   First Quarter           $ 21.50       $23.00
                   Second Quarter          $ 19.00       $21.50
                   Third Quarter           $ 17.25       $19.00
                   Fourth Quarter          $ 16.50       $19.25


                        1998                 Low          High
                        ----                 ---          ----
                   First Quarter           $ 16.25       $19.50
                   Second Quarter          $ 16.88       $18.25
                   Third Quarter           $ 12.75       $17.13
                   Fourth Quarter          $ 11.50       $18.50

     The closing price on December 31, 1998 was $14.38. Based on the records maintained by D&E, the approximate number of holders of D&E common stock, as of December 31, 1998, was 1,940.

     On January 7, 1998, D&E issued 1,300,000 shares of restricted common stock to Southwestern Investments, Inc., a subsidiary of Citizens Utilities Company (Citizens), for an aggregate sales price of $27,015,000 in a privately negotiated transaction that was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Other.

     During the two most recent fiscal years, cash dividends on D&E common stock have been declared quarterly in the annual amount of $0.39 per share. Dividends are paid as and when declared by D&E's Board of Directors and in accordance with restrictions set forth in covenants contained in D&E Telephone's debt agreements. For further discussion of such restrictions, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 1998. Certain amounts have been reclassified for comparative purposes.

                 FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA
                  (In thousands, except per-share amounts) (1)


                                           1998         1997        1996         1995        1994
                                         --------     --------     -------      -------    -------
Income Statement Data
   Operating revenues                    $ 53,311     $ 48,484     $44,396      $40,908    $36,777
   Operating income                      $  7,937     $  9,020     $ 8,399      $ 8,452    $ 7,224
   Cumulative effect of
      accounting change, net of tax     ($    251)    $     --     $    --      $    --    $    --
   Extraordinary loss, net of  tax      ($  7,901)    $     --     $    --      $    --    $    --
   Net income (loss)                    ($ 12,255)    $  9,565     $ 3,910      $ 3,343    $ 3,244

Balance Sheet Data
   Total assets                          $110,077     $119,961     $91,556      $88,521    $85,175
   Long-term debt                        $ 22,657     $ 41,657     $24,888      $26,137    $26,512
   Redeemable preferred stock (2)        $     --     $     --     $    --      $    --    $   129

Per-Share Information
   Basic income (loss) before
     accounting change and
     extraordinary item                  ($0.55)      $   1.58     $  0.68      $ 0.59      $ 0.57
   Cumulative effect of
     accounting change                   ($0.03)      $     --     $    --      $   --      $   --
   Extraordinary item                    ($1.07)      $     --     $    --      $   --      $   --
   Net income (loss) per
     common share (3)                    ($1.65)      $   1.58     $  0.68      $ 0.59      $ 0.57
   Cash dividends declared
     per common share (3)                 $0.39       $   0.39     $  0.39      $ 0.36      $ 0.35

----------

(1) The selected financial data for fiscal years 1995 and 1994 are for the consolidated results of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone), which is now a subsidiary of D&E Communications, Inc. D&E Communications, Inc., and its subsidiaries are defined and referenced herein as D&E.

(2) The 1,289 outstanding shares of D&E Telephone's Series B 5 1/2% preferred stock were redeemed on February 1, 1995, at $100 par value per share plus accrued dividends.

(3) The per-share data is based upon the weighted average common shares outstanding and reflects a three-for-one share exchange effective June 7, 1996. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years 1998, 1997 and 1996

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantive risks and uncertainties. When used in this section, the words "anticipates", "believes", "estimates", "expects", and similar expressions as they relate to D&E or it's management are intended to identify such forward-looking statements. D&E's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.

     On June 7, 1996, D&E Communications, Inc. became the parent company of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone) pursuant to the terms of the Agreement and Plan of Exchange, whereby each of the outstanding D&E Telephone common shares, par value $0.50, was exchanged for three D&E common shares, par value $0.16 (the D&E Share Exchange). In its effect, the D&E Share Exchange was similar to a three-for-one split of D&E Telephone common shares. For comparative purposes, all information related to D&E common shares and per-share amounts for all periods presented has been restated to reflect the D&E Share Exchange. The following should be read in conjunction with D&E's financial statements. Monetary amounts presented in the following discussion and the financial statements are in thousands, except earnings per share.

RESULTS OF OPERATIONS

Summary

     The financial result for 1998 was a net loss of $12,255, compared with a net income of $9,565 in 1997. The decrease was primarily due to an extraordinary loss, net of tax, of $7,901 related to the early extinguishment of debt to the Federal Communications Commission (FCC) as a result of the decision to return the Lancaster C-Block PCS license. During 1998, the last cellular partnership interest was sold for a net-of-tax gain of approximately $1,062. In comparison, the 1997 results included a net-of-tax gain of approximately $7,986 from the sale of two cellular partnership interests. Continued investment in the D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) resulted in an increased loss of $6,832, and the European joint ventures reported $1,749 of additional losses compared with 1997 figures.

     Net income for 1997 was $9,565, 144.6% over the 1996 net income of $3,910, primarily as a result of the gain on the sale of cellular partnership interests. The increase of $5,655 included a net-of-tax gain of approximately $7,986 from the cellular sale. This gain was partially offset by additional losses of approximately $2,000 in recording the results of joint ventures with affiliates operating in Hungary and Poland and PCS ONE's domestic operations providing Personal Communications Services (PCS).

     Cash flow in 1998 was provided primarily from the sale of 1.3 million shares of D&E common stock to Citizens, which generated net proceeds of $26,253. Funds from operations generated $13,829. During 1997, cash flow changes included an increase from investing activity, primarily from the proceeds of the cellular interest sale. That increase was partially offset by a greater net investment in other affiliates and a decrease from financing activity including the net repayment of debt.

Business Segments

     Prior to the fourth quarter of 1998, D&E reported its activity as one business segment. D&E adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), in 1998. The business of D&E has been analyzed by the nature of its products and services, method of production and delivery of services, regulatory environment and types of customers served. Based on that analysis, D&E is reporting four business segments similar to the way information is provided to management.

     The segments reported are: (i) Telecommunication Services, (ii) Telephone & Data Services, (iii) Wireless Services and (iv) International Communication Services. Telecommunication Services is distinguished by services provided primarily in a regulated market to all residences and businesses in a franchised geographic area. Its services are generally delivered through traditional telephone systems, and its revenues are earned primarily from a volume of usage and lease of facilities. Telephone & Data Services is distinguished by services provided with minimal geographic and regulatory restrictions. Customers include residential and business long distance subscribers. Additionally, Telephone and Data Services customers include businesses that purchase telephone or computer network systems, which can be a one-time installation service as opposed to a monthly usage service. Wireless Services is distinguished by its marketing methods, service delivery, customer base and regulatory environment. The International Communication Services segment records income from equity in earnings of affiliates that operate in Europe under unique regulatory environments.


1998 compared to 1997
Operating Revenues

     Consolidated operating revenues for 1998 totaled $53,311, an increase of $4,827, or 10.0%, over 1997. Consulting services revenues provided to various affiliated joint ventures accounted for $4,433 of the increase. An increase of $1,372 in other telephone services revenues was offset by a decrease of $582 in communication products sold.

     Telecommunication Services segment revenues increased 1.4% to $37,209 in 1998 from $36,704 in 1997. The increase was primarily related to a steady growth in the number of access lines and continued increases in network access services.

o Local network services revenues increased 8.4% to $10,314 in 1998 from $9,512 in 1997. The 1998 increase was primarily related to a 5.4% increase in the number of access lines, which increased revenues approximately $406. Local private network revenues increased by $133 as a result of the increased number of lines. Revenues generated by pay-per-use calling features and caller ID services grew by $195 in 1998 over 1997.

o Network access services revenues increased 2.1% to $17,049 in 1998 from $16,698 in 1997. The 1998 increase was largely attributable to a National Exchange Carrier Association, Inc. (NECA) Traffic Sensitive settlements increase of $1,023 and to increased minutes of use, which generated an Interstate Carrier Access Billing System (CABS) increase of $521. Special access revenues increased $523 primarily as a result of a 51% increase in high-capacity circuits driven by demand from PCS ONE. These increases were partially offset by $875 resulting from a CABS rate decrease. Certain accruals and prior-period adjustments also accounted for a $923 decrease in access revenues.

o Long distance network services revenues decreased as a result of a rate decrease in May 1997 and an expansion of certain local calling areas.

o Directory advertising revenues decreased 2.5% to $3,104 in 1998 from $3,182 in 1997. The decrease in 1998 was primarily related to a decrease in local yellow-page billings and a charge of $27 for a reduction in 1997 estimated revenues.

o Miscellaneous revenues decreased due to nonrecurring revenues received in 1997 related to the directory publishing contract.

     Telephone & Data Services segment revenues increased 2.4% to $12,890 in 1998 from $12,583 in 1997.

o The increase was partially from additional long distance service revenues. Minutes of use was 34% higher in 1998, accounting for approximately $422 of the increase.

o Increased revenues from computer network installations, repairs and modifications generated $489 of the increase.

o The above increases were offset by a reduction of $1,117 in telephone system installations, primarily from the completion of three large installations in 1997 which were not repeated in 1998.

     Wireless Services segment revenues were $3,654 in 1998, compared with $369 in 1997. The increase resulted from the commencement of PCS ONE operations beginning in November 1997. Revenues were recorded primarily for consulting services to PCS ONE on a cost reimbursement basis.

     International Communication Services segment revenues were $681 in 1998 with no comparable revenues in the prior year. Consulting services to the European ventures were recorded on a cost reimbursement basis in 1998. No consulting services revenues were recorded in 1997.

Operating Expenses

     Consolidated operating expenses for 1998 totaled $45,374, an increase of $5,910, or 15.0%, over 1997 operating expenses of $39,464.

     Network operations expenses are incurred in maintaining D&E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations expenses include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, videoconferencing and other materials and supplies. Expenses in this category increased 10.1% to $6,297 in 1998 from $5,722 in 1997. The 1998 increase is primarily related to increased wages and benefits and the cost of providing computers, software and office furnishings for an expanded staff.

     Network access expense increased 16.1% to $2,961 in 1998 from $2,551 in 1997. Approximately $253 of the increase in 1998 was the result of the implementation of a Universal Service Fund collection requirement effective January 1, 1998. An additional increase was related to increased minutes of use charged by the long distance access carriers.

     Directory advertising expense increased 4.2% to $2,101 in 1998 from $2,016 in 1997. The increase was related to the additional costs of publishing a larger telephone directory, required by an increasing number of telephone lines in service.

     Other communication services costs increased in 1998 to $5,048 from $766 in 1997. As anticipated, these costs increased sharply, primarily from providing consulting services to PCS ONE, which began operations in November 1997.

     Cost of communication products sold decreased 5.5% to $5,499 in 1998 from $5,816 in 1997. The decrease in 1998 is attributable to decreased telephone system sales.

     Depreciation expense increased 10.7% to $9,372 in 1998 from $8,466 in 1997. The increase was largely due to an increase in property, plant and equipment in service.

     Marketing and customer services expense in 1998 increased 5.7% to $3,555 from $3,365 in 1997. The 1998 increase was partially attributable to wages and benefits involved in responding to D&E Telephone residential customers and to D&E Telephone and Data Systems, Inc. computer networking and systems customers. Additionally, expansion of the corporate marketing department added wages in preparation for operating in a competitive environment.

     General and administrative services expense decreased 2.0% to $10,542 in 1998 from $10,762 in 1997. The decrease in 1998 was predominately from wage and benefit decreases for planning and accounting services. Offsetting these decreases was an increase of $222 in Public Utility Realty Tax (PURTA) due to additional assessments for 1997 and 1998 made by the Pennsylvania Department of Revenue.

Operating Income

     Operating income for 1998 was $7,937, or $1,083 below the $9,020 recorded in 1997.

Other Income (Expense)

     Other income (expense), net for 1998 was an expense of $10,699, compared with an income of $8,572 in 1997. The primary reasons for this change were:

o Losses resulting from PCS ONE, which started operations late in 1997, grew by $6,832.

o Operating losses related to the EuroTel, L.L.C. (EuroTel) investment in Pilicka Telephone (PT) in Poland increased by $2,796 due to the initiation of services early in 1998.

o Operating losses from the Monor Communications Group (MCG) investment in Monor Telephone Company (MTT) in Hungary decreased by $1,047 due to more profitable operating results and more favorable currency translation rates in 1998.

o Gain on the sale of partnership interests in cellular investments was $1,659 in 1998 compared with $11,971 for cellular interests sold in 1997.

o As a result of the sales of partnership interests, equity in income of cellular investments decreased $1,190.

o    Interest expense increased $201 and interest income increased $939.

Income Taxes

         Federal and state income taxes decreased $6,686 to $1,276 in 1998 from $7,962 in 1997. The decrease was primarily the result of lower pre-tax income due to 1998 and 1997 sales of cellular investments and increased losses from PCS ONE. The effective tax rates were a negative 46.2% in 1998 and a positive 45.3% in 1997.

Accounting Change and Extraordinary Item

     D&E adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on accounting for start-up activities and organization costs and requires these costs to be expensed as incurred. As a result of adopting this new standard, D&E expensed organization costs of $421, which is recorded as a cumulative effect of a change in accounting principle, net of income taxes of $170.

     The FCC offered holders of C-Block PCS licenses several alternatives to the original payment terms for licenses financed by the FCC. Under the terms of the Amnesty Option selected, D&E returned the full license spectrum, reducing the license asset by $21,417. In return, the FCC canceled the principal and accrued interest payable on the financed portion of the license cost, thereby reducing liabilities by $13,296. The resulting loss is reported as an extraordinary item of $7,901, net of the related income tax benefits.


1997 compared to 1996
Operating Revenues

     Consolidated operating revenues for 1997 totaled $48,484, an increase of $4,088, or 9.2%, over 1996. Approximately one-third of the growth was from communication product sales, which were primarily related to the November 1996 acquisition of the D&E Computer Networking Services (D&E CNS) business.

     Telecommunication Services segment revenues increased 4.2% to $36,704 in 1997 from $35,230 in 1996.

o The 1997 increase was partially from a 4.7% increase in the number of access lines and increased demand for features such as Caller ID Deluxe, which accounted for approximately $378 of the increase. A revenue-neutral rate adjustment in May 1997 also increased local network services revenues by approximately $480 while decreasing revenues for other services.

o Network access services revenues increased 5.4% to $16,698 in 1997 from $15,843 in 1996. The 1997 increase was related to the increased number of access lines, trunks and ports, all handling an increase in minutes of use, which generated $1,193 of the increase. An increase in interstate CABS rates in July contributed $535 of additional revenue. Interstate access revenues settled through NECA decreased $1,196 as a result of D&E Telephone reentering the Traffic Sensitive Pool in July 1997.

o Long distance network services revenues decreased 0.6% to $5,964 in 1997 from $5,997 in 1996, partially as a result of a small decrease in minutes of use and partially from a rate decrease that was part of a revenue-neutral rate adjustment in May 1997.

o Directory advertising revenues increased 8.2% to $3,182 in 1997 from $2,940 in 1996. The 1997 increase was from billings for yellow-page advertisers located outside D&E Telephone's regulated area.

o Communication products sold decreased $817 related to the construction of a fiber-optic facility for a third party that was completed in 1996.

o Miscellaneous revenues increased in 1997 when D&E received $250 of nonrecurring revenues related to the directory publishing contract.

     Telephone & Data Services segment revenues increased 22.9% to $12,583 in 1997 from $10,236 in 1996. Communication products sold increased 19.3% to $8,565 in 1997 from $7,181 in 1996. The 1997 increase was primarily attributable to the acquisition of D&E CNS (formerly known as Com Tech Technical Services) in November 1996.

     Wireless Services segment revenues were $369 in 1997. No revenues were recorded before its initial operations, which began in November 1997.

     The International Communication Services segment did not record any revenues in 1997 or 1996.


Operating Expenses

     Total operating expenses for 1997 increased by $3,467, or 9.6%, over 1996 operating expenses of $35,997.

     Network operations expenses decreased 5.9% to $5,722 in 1997 from $6,079 in 1996. The 1997 decrease was primarily due to a decrease in wages and benefits offset by increased costs in D&E Wireless, Inc. (Wireless) related to the start-up of the PCS network.

     Directory advertising expense increased 9.7% to $2,016 in 1997 from $1,838 in 1996. The increase was related to the additional costs of publishing a larger telephone directory, required by an increasing number of telephone lines in service.

     Other communication services costs increased 85.9% to $766 in 1997 from $412 in 1996. The primary increase in 1997 was from the initiation of communication services related to the wireless network.

     Cost of communication products sold in 1997 increased 15.7% to $5,816, from $5,028 in 1996. The increase in 1997 was primarily attributable to the acquisition of the D&E CNS business in late 1996.

     Depreciation expense increased 9.8% to $8,466 in 1997. The increase was largely due to an increase in property, plant and equipment in service.

     Marketing and customer services expense increased 4.7% to $3,365 in 1997 from $3,215 in 1996, primarily due to increased wages and benefits partially related to D&E CNS sales and customer services.

     General and administrative services expense increased 17.8% to $10,762 in 1997 from $9,140 in 1996. The 1997 increase was primarily related to legal, planning and training costs associated with the Wireless business and to increased wage and benefit costs.

Operating Income

     Operating income for 1997 was $9,020, or $621 more than the 1996 operating income of $8,399.

Other Income (Expense)

     Other income (expense), net for 1997 was an income of $8,539, an increase of $10,365 over 1996. The 1997 increase was principally attributable to the $11,971 gain on the sale of partnership interests in two cellular investments. This income was partially offset by equity in the net loss of affiliates. These losses were attributable to:

o losses of $1,560 largely due to exchange translation losses from the MCG investment in MTT in Hungary

o    losses of $407 related to the EuroTel investment in PT in Poland

o    losses of $989 resulting from PCS ONE in south central Pennsylvania


Income Taxes

     Federal and state income taxes increased $5,295, or 198.5%, in 1997. The increase in 1997 was primarily due to the increase in pre-tax income, largely resulting from the gain on the sale of cellular interests. In 1997, taxes increased partially from D&E increasing its valuation allowance on the deferred tax assets related to the equity loss in investments, as a result of revised estimates on the realizability of loss carryforwards. The effective tax rates were 45.3% in 1997 and 40.1% in 1996.

Effects of Inflation

     It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 1999.

FINANCIAL CONDITION

Liquidity and Capital Resources

     D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and business development. D&E expects that presently foreseeable capital requirements for its existing business will be financed primarily through internally generated funds and additional debt. D&E has in excess of $7,000 in cash and nearly $15,000 of temporary investments at December 31, 1998. However, additional short- or long-term debt or equity financing may be needed to fund new business development activities and to enhance D&E's capital structure within management's guidelines. On January 7, 1998, D&E issued 1.3 million shares of common stock to Citizens for an aggregate sales price of $27,015 in a privately negotiated transaction that was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. See
Note 13 to the financial statements.

     During 1998, the primary source of funds was $26,253 in net proceeds from the sale of shares to Citizens. Net cash provided by operating activities was $13,829. In 1998, the sale of the one remaining cellular interest provided $2,375 additional cash. D&E's primary source of funds in 1997 was from the sale of two cellular interests that generated $17,897.

     D&E invested $7,816 in capital expenditures during 1998, compared with $6,108 of capital additions in 1997. The major capital additions in both years were for switching equipment, computers and software and poles and cable purchases to continually upgrade the telephone operating system. The net increase in investments and advances to affiliates was $2,791 in 1998, compared with $16,584 in 1997.

     As of December 31, 1998, D&E had unsecured lines of credit totaling $15,000 with two domestic banks. There were no outstanding amounts borrowed under these agreements at the end of the year.

     Maturities of long-term debt over the next five years are $1,063 annually in 1999 and 2000, $868 in 2001 and $855 in 2002 and 2003. D&E believes it will have adequate resources to meet these obligations as they become payable. For further information regarding the interest rates on the unsecured lines of credit and the long-term debt and for current maturities of long-term debt during the next five years, see Note 10 to the financial statements.

     As a result of the restructuring associated with the D&E Share Exchange, D&E Telephone negotiated amendments, effective June 7, 1996, to the financial covenants contained in each of its three Senior Note Agreements. The amendments changed the limit on accumulated distribution of dividends and restricted investments from $9,000 plus 75% of D&E Telephone's accumulated consolidated net income to $5,000 plus 75% of D&E Telephone's accumulated consolidated net income. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note Agreements of D&E Telephone are guaranteed by D&E. D&E's ratio of total debt to total debt plus capital declined to 26.6% at December 31, 1998, compared to 44.0% at December 31, 1997.

OTHER

     D&E owns a 50% equity investment in D&E SuperNet, Inc., a domestic corporate joint venture that offers Internet access services and related equipment. On December 21, 1998, D&E entered into an agreement whereby D&E would sell its shares in D&E SuperNet, Inc. in exchange for approximately $6,900 of cash and OneMain.com, Inc. common stock. Approximately 50% of the proceeds would be paid in cash and 50% in stock. Additionally, D&E would be given additional consideration, contingent upon certain operational and earnings margin requirements, which would be equal to 10% of the difference between the total revenues of D&E SuperNet, Inc. for the 12 months ended June 30, 1999, and the annualized revenues for the period from April 1, 1998 through June 30, 1998. At the option of OneMain.com, Inc., the amount of the additional consideration would be payable in either cash or stock. OneMain.com, Inc. was formed for the purpose of acquiring Internet service providers in rural and secondary markets to provide customers with Internet access services and equipment. The effective date of the exchange would be concurrent with the consummation of an initial public offering by OneMain.com, Inc. of its common stock, expected to occur in the first half of 1999. However, there can be no assurance that the transaction will be completed. D&E would account for the investment in OneMain.com, Inc. under the cost method of accounting. Upon consummation of the agreement, OneMain.com, Inc. would become the sole owner of D&E SuperNet, Inc.

     D&E Telephone files its own tariff rates with the Pennsylvania Public Utility Commission (PUC) for such services as dial tone and calling features. In compliance with state statutes, commonly known as Chapter 30, D&E Telephone, along with other companies, petitioned the PUC in July 1998 for an alternative form of regulation. Litigation costs for this proceeding are being shared with 18 other rural incumbent local exchange carriers. Under the statute, the PUC must render an Order in June 1999. Management anticipates that D&E Telephone will accept the PUC Order, in which case an accelerated network modernization plan will be adopted along with a new ratemaking process where, instead of a guaranteed return on investment, prices are adjusted in accordance with the Gross Domestic Product Price Index. If D&E Telephone rejects the PUC Order, another Chapter 30 petition may be required within six months.

     PCS ONE completed a $40,000 loan agreement with Northern Telecom, Inc. (Nortel) to provide additional funds for continued development of the PCS network. As an inducement to Nortel to provide the financing, D&E became a party to a Capital Contribution Agreement whereby it became jointly and severally liable to Nortel to contribute up to a total of $50,000 of equity to PCS ONE in the event of a default. Omnipoint Corporation, D&E's joint venture partner in the development of the PCS ONE system, is also a signatory to the Capital Contribution Agreement with joint and several liability. At December 31, 1998, D&E and Omnipoint have contributed $25,202 to PCS ONE. Management anticipates D&E will invest an additional $4,000 in the normal course of business during 1999.

     On October 22, 1998, D&E announced that its Board of Directors authorized the repurchase of up to $2,000 worth of D&E common stock. The shares reacquired may be used for D&E's incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan, and for other corporate purposes. Based on this authorization, D&E acquired 38,000 shares of its common stock as of December 31, 1998.

     On January 7, 1998, D&E closed on an agreement pursuant to which a subsidiary of Citizens purchased 1.3 million shares of newly issued D&E common stock. Under the agreement, the purchase price was equal to the average closing prices of D&E common stock on each of the 30 trading days ending on the day of the closing plus 10% of that average price. The price was $20.781 per share for
1.3 million shares, or $27,015. The investment by Citizens represented 17.5% of the combined shares outstanding. Under the agreement between the parties, Citizens agreed not to acquire additional shares of D&E's stock without D&E's consent for one year. If Citizens proposes to sell any shares of D&E common stock, Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register for public sale the common stock Citizens acquired.

     During 1997, D&E entered into commitments with an equipment manufacturer to purchase up to $8,000 of equipment for the PCS switch and network facilities. This commitment was fulfilled, and any additional PCS equipment requirements are currently arranged directly by PCS ONE.

Year 2000 Compliance

     D&E has not experienced any significant year 2000 problems to date and does not expect any significant problems to impair its operations as it transitions to the new century. However, due to the magnitude and complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee every problem will be found and corrected prior to January 1, 2000. D&E is focusing on critical operating and business systems and has developed contingency plans in the event problems should occur.

     D&E established a year 2000 committee in 1997 which has targeted the following key areas: telecommunications operating systems, internal information technology applications (customer, business and human resources information systems), internal computer hardware and software infrastructure and contingency plans. Of these areas, D&E believes the telecommunications systems have the most impact on D&E's ability to provide service to its customers.

Year 2000 Project Phases

     D&E's year 2000 project is divided into two phases. Phase I included inventorying all internal systems, identifying appropriate resources and developing action plans to ensure that the key areas identified above are year 2000 ready. D&E began addressing the year 2000 issue in 1995 when plans were first developed to modify the billing systems to handle the turn of the century. D&E completed Phase I in the fourth quarter of 1997. Phase II includes the renovation, validation and implementation of billing and financial systems used by D&E for billing and financial operations. Phase II began in 1997 and will be completed in 1999. The hardware component of Phase II (the PCS, network and servers) was replaced, validated and implemented during 1997 and 1998. D&E anticipates that the software component of Phase II, will be tested and implemented by the end of June 1999.

Contingency Planning

     D&E has developed a year 2000 operational contingency plan consisting of two operations manuals, one to address telecommunications issues and one for specific computer hardware and software issues. D&E anticipates that training and implementation of the contingency plan will be completed in 1999.

Third Parties

     D&E is in the process of reviewing its affiliates' readiness for year 2000. D&E has identified and contacted the material outside vendors on whom it depends for services to determine their readiness for year 2000. However, D&E cannot guarantee that all of its outside vendors, along with their ability to supply D&E, will not be adversely affected. D&E included in its contingency plan, a list of alternate suppliers in the event of a problem with an existing supplier. The most likely worst-case scenario faced by D&E is any interruption in providing telephone service to its customers. D&E cannot predict the impact of any interruption on its results of operations, but the impact could be material.

Costs

     D&E estimates its total year 2000 costs to be less than $250. To date, less than $200 was spent in modifications to the telecommunications systems, billing and financial systems, hardware and software and contingency planning. The cost to complete the testing and contingency training is estimated to be less than $50. Management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business activities.

FORWARD-LOOKING STATEMENTS

     This annual report contains certain forward-looking statements as to year 2000 remediation, the future performance of D&E and its various domestic and international investments, the effects of inflation and long-term contracts, including the Lancaster County 911 system, MCG, MTT, EuroTel, PT and PCS ONE. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to, regulatory changes and factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Item 7a. Quantitative and Qualitative Disclosure About Market Risks.

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

     (b) There was one current report on Form 8-K filed by the Registrant during the last quarter of 1998. On October 29, 1998, a Form 8-K was filed reporting authorization by the Board of Directors to acquire up to $2,000,000 worth of D&E's common stock.

     (c) Exhibits. See Index to Exhibits.

     (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item (14) is set forth on pages F - 24 through F - 34. See Index to Financial Statements.

                                INDEX TO EXHIBITS

Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
2.        Plan of acquisition, reorganization, arrangement,
          liquidation or succession:

2.1       Agreement and Plan of Exchange                                   Incorporated herein by reference from
          Between Denver and Ephrata Telephone and                         Exhibit 2.1 to Amendment No. 2 to
          Telegraph Company (a Pennsylvania                                the Registration Statement on Form
          corporation) and D&E Communications, Inc.                        S-4 (Registration No. 333-2960) filed
          (a Pennsylvania corporation).                                    by D&E on April 23, 1996.


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

2.4       D&E Shareholder Agreement, dated as of March                     Incorporated herein by reference from
          21, 1997, by and between D&E and various                         Exhibit 99.01 to the Form 8-K
          shareholders of D&E.                                             Current Report filed by D&E on
                                                                           April 7, 1997.

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

4.5       Second Amendment to Note Agreement dated                         Incorporated herein by reference from
          as of November 15,1991 between Allstate Life                     Exhibit 4.3 to D&E's Registration
          Insurance Company, Allstate Life Insurance                       Statement on Form S-3 filed by D&E
          Company of New York, and Denver and Ephrata                      on October 31, 1994.
          Telephone and Telegraph Company, dated as of
          of September 27, 1994, Re: $10,000,000 9.18%
          Senior Notes due November 15, 2021.

4.6       First Amendment to Note Agreement dated as of                    Incorporated herein by reference from
          January 14, 1994 between Allstate Life Insurance                 Exhibit 4.5 to D&E's Registration
          Company and Denver and Ephrata Telephone and                     Statement on Form S-3 filed by D&E
          Telegraph Company, dated as of September 27, 1994,               on October 31, 1994.
          Re: $10,000,000 6.49% Senior Notes due
          January 14, 2004.

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



Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
          January 14, 2004.

4.8       Third Amendment to Note Agreement dated                          Incorporated herein by reference from
          as of November 15,1991 between Allstate Life                     Exhibit 4.7 to D&E's 1995 Annual
          Insurance Company, Allstate Life Insurance                       Report on Form 10-K.
          Company of New York, and Denver and Ephrata
          Telephone and Telegraph Company, dated as of of
          September 1, 1995, Re: $10,000,000 9.18%
          Senior Notes due November 15, 2021.

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

4.13      Fifth Amendment to Note Agreement dated as of                    Incorporated herein by reference from
          November 15, 1991 between Allstate Life Insurance                Exhibit 10.5 to D&E's Quarterly
          Company, Allstate Life Insurance Company of New                  Report on Form 10-Q for the
          York, and Denver and Ephrata Telephone and                       quarterly period ended March 31,
          Telegraph Company, dated as of April 1, 1997, Re:                1997.
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





Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
          $10,000,000 6.49% Senior Notes due January                       1997.
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

10.       Material Contracts

10.1      Denver and Ephrata Telephone and Telegraph Company               Incorporated herein by reference
          Executive Incentive Plan as revised January 1998.                from Exhibit 10.1 to D&E's 1997
                                                                           Annual Report of Form 10-K.

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
                   Appendix 2 Ancillary Services, effective



Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
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

10.6      Agreement for the Distribution of Interstate                     Incorporated herein by reference from
          Access Revenues between the National Exchange                    Exhibit 10.6 to D&E's Registration
          Carrier Association, Inc. and Denver and Ephrata                 Statement on Form 10 filed by D&E
          Telephone and Telegraph Company, effective                       on April 30, 1993.
          May 25, 1984.

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
                           Carrier Services.



Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
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

10.16     D&E Communications, Inc. Officer Incentive                       Incorporated herein by reference from
          Plan as revised January 1998.                                    Exhibit 10.16 to D&E's 1997 Annual
                                                                           Report on Form 10-K.

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
                                                                           1997.



Exhibit           Identification
  No.               of Exhibit                                             Reference
-------           --------------                                           ---------
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

10.21     Affiliated Interest Agreement between D&E                        Incorporated herein by reference from
          Telephone Company and D&E Wireless, Inc.                         Exhibit 10.21 to D&E's Annual
                                                                           Report on Form 10-K.

21.       Subsidiaries of the Registrant

21.1      List of all subsidiaries of D&E.                                 Filed herewith.

23        Consents

23.1      Consent of PricewaterhouseCoopers LLP                            Filed herewith.

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


                                                     D&E Communications, Inc.

Date  March 24, 1999                                 By    /s/ Anne B. Sweigart
      --------------                                   ----------------------------------------------------------
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


Date  March 24, 1999                                 By     /s/ Anne B. Sweigart
      --------------                                    ---------------------------------------------------------
                                                         Anne B. Sweigart
                                                         President, Chairman of the Board, and Chief
                                                         Executive Officer

Date  March 24, 1999                                 By    /s/ Robert M. Lauman
     ---------------                                   --------------------------------------------------------
                                                         Robert M. Lauman
                                                         Executive Vice President and Chief Operating Officer
                                                         Member of the Board of Directors

Date  March 24, 1999                                 By    /s/ Thomas E. Morell
      --------------                                   ----------------------------------------------------------
                                                         Thomas E. Morell
                                                         Vice President, Chief Financial Officer and Treasurer
                                                         (Chief Accounting Officer)

Date  March 24, 1999                                 By    /s/ John Amos
      --------------                                   --------------------------------------------------------------
                                                         John Amos
                                                         Member of the Board of Directors


Date  March 24, 1999                                 By    /s/ Thomas H. Bamford
      --------------                                   -------------------------------------------------------
                                                         Thomas H. Bamford
                                                         Member of the Board of Directors


Date   March 24, 1999                                By    /s/ Paul W. Brubaker
       --------------                                  ----------------------------------------------------------
                                                         Paul W. Brubaker
                                                         Member of the Board of Directors


Date   March 24, 1999                                By    /s/ Ronald E. Frisbie
       --------------                                  -----------------------------------------------------------
                                                         Ronald E. Frisbie
                                                         Member of the Board of Directors

Date   March 24, 1999                                By    /s/ Robert A. Kinsley
       --------------                                  -----------------------------------------------------------
                                                         Robert A. Kinsley
                                                         Member of the Board of Directors

Date  March 24, 1999                                 By    /s/ G. William Ruhl
      --------------                                   -----------------------------------------------------------
                                                         G. William Ruhl
                                                         Senior Vice President, Member of
                                                         the Board of Directors

Date   March 24, 1999                                By    /s/ Steven B. Silverman
       --------------                                  ---------------------------------------------------------
                                                         Steven B. Silverman
                                                         Member of the Board of Directors


Date   March 24, 1999                                By    /s/ W. Garth Sprecher
       --------------                                  ----------------------------------------------------------
                                                         W. Garth Sprecher
                                                         Vice President and Secretary,
                                                         Member of the Board of Directors

Date   March 24, 1999                                By    /s/ D. Mark Thomas
       --------------                                  ---------------------------------------------------------
                                                         D. Mark Thomas
                                                         Member of the Board of Directors

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
         Item  8   D&E Communications, Inc.
                   and Subsidiaries.

         Report of Independent Accountants.                              F -  1

         Consolidated Statements of
         Operations for the years ended
         December 31, 1998, 1997 and 1996.                               F -  2

         Consolidated Balance Sheets
         as of December 31, 1998 and 1997.                               F -  3

         Consolidated Statements of
         Cash Flows for the years ended
         December 31, 1998, 1997 and 1996.                               F -  4

         Consolidated Statements of
         Shareholders' Equity for the years ended
         December 31, 1998, 1997 and 1996.                               F -  5

         Notes to Consolidated Financial Statements.                     F -  6

         Item 14 (d) D&E/Omnipoint Wireless Joint Venture, L.P.

         Report of Independent Accountants.                              F -  24

         Balance Sheet
         as of December 31, 1998 and 1997.                               F -  25

         Statement of Operations
         For the Year Ended December 31, 1998 and
         the Two-Month Period Ended December 31, 1997.                   F -  26

         Statement of Changes in Partners' Capital
         For the Year Ended December 31, 1998 and
         the Two-Month Period Ended December 31, 1997.                   F -  27

         Statement of Cash Flows
         For the Year Ended December 31, 1998 and
         the Two-Month Period Ended December 31, 1997.                   F -  28

         Notes to Consolidated Financial Statements.                     F -  29

                        Report of Independent Accountants

To the Board of Directors of D&E Communications, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
February 26, 1999

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Operations

              For the years ended December 31, 1998, 1997 and 1996

                    (In thousands, except per-share amounts)

                                                                    1998        1997        1996
                                                                    ----        ----        ----
OPERATING REVENUES
  Communication service revenues ..............................   $ 44,182    $ 38,477    $ 36,074
  Communication products sold .................................      7,983       8,565       7,181
  Other .......................................................      1,146       1,442       1,141
                                                                  --------    --------    --------
     Total operating revenues .................................     53,311      48,484      44,396

OPERATING EXPENSES
  Communication service expenses ..............................     16,407      11,055      10,900
  Cost of communication products sold .........................      5,499       5,816       5,028
  Depreciation and amortization ...............................      9,372       8,466       7,714
  Marketing and customer services .............................      3,555       3,365       3,215
  General and administrative services .........................     10,541      10,762       9,140
                                                                  --------    --------    --------
     Total operating expenses .................................     45,374      39,464      35,997
                                                                  --------    --------    --------

        Operating income ......................................      7,937       9,020       8,399

OTHER INCOME (EXPENSE)
  Allowance for funds used during construction ................         58          77          76
  Equity in net income (loss) of affiliates ...................    (11,398)     (1,661)        754
  Interest expense ............................................     (2,374)     (2,173)     (2,591)
  Gain on sale of investments .................................      1,659      11,971        --
  Other, net ..................................................      1,356         358          10
                                                                  --------    --------    --------
     Total other income (expense) .............................    (10,699)      8,572      (1,751)
                                                                  --------    --------    --------

        Income (loss) before income taxes, dividends on
           utility preferred stock, cumulative effect of
           accounting change and extraordinary item ...........     (2,762)     17,592       6,648

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
  Income taxes ................................................      1,276       7,962       2,667
  Dividends on utility preferred stock ........................         65          65          71
                                                                  --------    --------    --------

        Total income taxes and dividends on
           utility preferred stock ............................      1,341       8,027       2,738
                                                                  --------    --------    --------

               Income (loss) before cumulative effect of
                 accounting change and extraordinary item .....     (4,103)      9,565       3,910

  Cumulative effect of change in accounting
     principle, net of income tax benefit of $170 .............       (251)       --          --
  Extraordinary loss on early extinguishment of
     debt, net of income tax benefit of $220 ..................     (7,901)       --          --

                                                                  --------    --------    --------
NET INCOME (LOSS) .............................................   ($12,255)   $  9,565    $  3,910
                                                                  ========    ========    ========

  Average common shares outstanding ...........................      7,416       6,040       5,728

BASIC EARNINGS (LOSS) PER COMMON SHARE
  Income (loss) before accounting change and extraordinary item   ($  0.55)   $   1.58    $   0.68
  Cumulative effect of accounting change ......................      (0.03)       0.00        0.00
  Extraordinary item ..........................................      (1.07)       0.00        0.00
                                                                  --------    --------    --------
       Net income (loss) per common share .....................   ($  1.65)   $   1.58    $   0.68
                                                                  ========    ========    ========

  Dividends per common share ..................................   $   0.39    $   0.39    $   0.39
                                                                  ========    ========    ========


                See notes to consolidated financial statements.

                  D & E Communications, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997
                                 (In thousands)

                                     ASSETS                                    1998          1997
                                                                             --------      --------
CURRENT ASSETS
             Cash and cash equivalents.................................      $  7,192      $     61
             Temporary investments ....................................        14,805          --
             Accounts receivable ......................................         7,109         6,824
             Accounts receivable - affiliated  companies ..............         2,903         4,630
             Inventories, lower of cost or market, at average cost ....         1,028           891
             Prepaid expenses .........................................         3,658         3,286
             Other ....................................................           689           454
                                                                             --------      --------
                TOTAL CURRENT ASSETS ..................................        37,384        16,146
                                                                             --------      --------
INVESTMENTS
             Investments and advances in affiliated companies .........         9,303        15,690
             Other ....................................................           359           359
                                                                             --------      --------
                                                                                9,662        16,049
                                                                             --------      --------
PROPERTY, PLANT AND EQUIPMENT
             In service ...............................................       123,766       116,655
             Under construction .......................................           426           800
                                                                             --------      --------
                                                                              124,192       117,455
             Less accumulated depreciation ............................        62,526        54,654
                                                                             --------      --------
                                                                               61,666        62,801
                                                                             --------      --------
OTHER ASSETS
             Accounts receivable - affiliated companies................           461           113
             PCS licenses .............................................          --          23,245
             Other ....................................................           904         1,607
                                                                             --------      --------
                                                                                1,365        24,965
                                                                             --------      --------
TOTAL ASSETS ..........................................................      $110,077      $119,961
                                                                             ========      ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
             Long-term debt maturing within one year ..................      $  1,063      $  1,063
             Accounts payable .........................................         7,924         8,285
             Accrued taxes ............................................           491           617
             Accrued interest and dividends ...........................           449         1,290
             Advance billings, customer deposits and other ............         3,423         3,100
                                                                             --------      --------
             TOTAL CURRENT LIABILITIES ................................        13,350        14,355
                                                                             --------      --------
LONG-TERM DEBT ........................................................        22,657        41,657
                                                                             --------      --------
OTHER LIABILTIES
             Deferred income taxes ....................................         7,660         6,863
             Other ....................................................           802         2,615
                                                                             --------      --------
                                                                                8,462         9,478
                                                                             --------      --------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
             par value $100, cumulative, callable at par, at the
             option of the Company, authorized 20,000 shares,
             outstanding 14,456 shares ................................         1,446         1,446
                                                                             --------      --------
COMMITMENTS
SHAREHOLDERS' EQUITY
             Common stock, par value $.16,
             authorized shares 30,000,000..............................         1,190           977
             Outstanding shares:  7,422,396 at December 31, 1998
                                  6,128,672 at December 31, 1997
             Additional paid-in capital................................        36,546        10,341
             Unearned ESOP Compensation................................          (429)         (695)
             Retained earnings.........................................        27,294        42,402
             Less 38,480 shares of common stock in treasury at cost ...          (439)         --
                                                                            ---------     ---------
                                                                               64,162        53,025
                                                                            ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................     $ 110,077     $ 119,961
                                                                            =========     =========

                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1998, 1997 and 1996

                                 (In thousands)


                                                                             1998        1997        1996
                                                                             ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ...............................................   ($12,255)   $  9,565    $  3,910
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Extraordinary loss on early extinguishment of debt ............      7,901        --          --
       Depreciation and amortization .................................      9,809       8,486       7,743
       Deferred income taxes .........................................      1,230         389        (265)
       Undistributed (earnings) losses from affiliates ...............     11,398       1,661        (754)
       Distribution from affiliates ..................................       --           234       1,052
       Tax benefits applicable to ESOP ...............................         12          17          22
       Gain on sale of investments in affiliated companies ...........     (1,659)    (11,971)       --
       Loss on retirement of property, plant and equipment ...........         43          64          37
       Allowance for funds used during construction ..................        (58)        (77)        (76)
       Losses applicable to minority interest ........................       --           (50)        (75)
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................        (45)         88      (2,206)
       Inventories ...................................................       (137)        119        (141)
       Prepaid expenses ..............................................       (372)       (880)       (180)
       Accounts payable ..............................................     (1,899)      1,899      (1,013)
       Accrued taxes and accrued interest ............................         (2)        945         234
       Advance billings, customer deposits and other .................        323         319        (609)
       Other, net ....................................................       (460)        (87)        382
                                                                         --------    --------    --------

                   Net Cash Provided By Operating Activities .........     13,829      10,721       8,061
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ............................................     (7,816)     (6,108)     (6,349)
     Allowance for funds used during construction ....................         58          77          76
     Proceeds from sale of temporary investments .....................     24,000        --          --
     Purchase of temporary investments ...............................    (38,805)       --          --
     Proceeds from sale of assets ....................................        128         243          98
     Cost of removal of plant retired ................................       (105)        (57)        (99)
     Acquisition of other assets .....................................       --        (2,482)       (676)
     Proceeds from sale of investments in affiliated companies .......      2,375      17,897        --
     Increase in investments and advances to affiliates ..............    (31,591)    (19,957)     (5,144)
     Decrease in investments and repayments from affiliates ..........     28,800       3,373       4,570
                                                                         --------    --------    --------

                   Net Cash Used In Investing Activities .............    (22,956)     (7,014)     (7,524)
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock .......................................     (2,701)     (2,220)     (2,093)
     Payments on long-term debt ......................................     (6,855)     (1,017)       (162)
     Net proceeds from (payments on) revolving lines of credit .......       --        (1,140)      1,610
     Net contributions from minority interest ........................       --          --             2
     Proceeds from issuance of common stock ..........................     26,253         416         367
     Purchase of treasury stock ......................................       (439)       --          --
                                                                         --------    --------    --------

                   Net Cash Provided By (Used In) Financing Activities     16,258      (3,961)       (276)
                                                                         --------    --------    --------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ............................................      7,131        (254)        261

CASH AND CASH EQUIVALENTS
     BEGINNING OF YEAR ...............................................         61         315          54
                                                                         --------    --------    --------

     END OF YEAR .....................................................   $  7,192    $     61    $    315
                                                                         ========    ========    ========


                 See notes to consolidated financial statements

                    D&E Communications, Inc and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1998, 1997 and 1996

                                 (In thousands)



                                                                        Additional     Unearned
                                                            Common       Paid-in         ESOP         Retained         Treasury
                                               Shares       Stock        Capital     Compensation     Earnings          Stock
                                             ----------   ----------  ------------  -------------- --------------   -------------
Balance, January 1, 1996 ..................       5,718      $   915       $ 1,506         ($1,197)       $33,427        $   --

Net Income ................................                                                                 3,910
Reduction of ESOP trust loan ..............                                                    246
Tax benefits from dividends paid to ESOP ..                                                                    22
Dividends on common stock - $.39 per share                                                                 (2,215)
Common stock issued for acquisition .......           1         --              29
Common stock issued for Employee
   Stock Purchase Plan and Dividend
   Reinvestment Plan ......................          22            4           486

                                                -------      -------       -------         -------        -------         -------
Balance, December 31, 1996 ................       5,741          919         2,021            (951)        35,144           --
                                                -------      -------       -------         -------        -------         -------

Net Income ................................                                                                 9,565
Reduction of ESOP trust loan ..............                                                    256
Tax benefits from dividends paid to ESOP ..                                                                    17
Dividends on common stock - $.39 per share                                                                 (2,324)
Common stock issued for acquisitions ......         362           54         7,802
Common stock issued for Employee
   Stock Purchase Plan and Dividend
   Reinvestment Plan ......................          26            4           518

                                                -------      -------       -------         -------        -------         -------
Balance, December 31, 1997 ................       6,129          977        10,341            (695)        42,402            --
                                                -------      -------       -------         -------        -------         -------

Net Loss ..................................                                                               (12,255)
Reduction of ESOP trust loan ..............                                                    266
Tax benefits from dividends paid to ESOP ..                                                                    12
Dividends on common stock - $.39 per share                                                                 (2,865)
Common stock issued in private placement ..       1,300          208        25,697
Common stock issued for Employee
   Stock Purchase Plan and Dividend
   Reinvestment Plan ......................          31            5           508
Treasury stock acquired ...................         (38)                                                                     (439)

                                                -------      -------       -------         -------        -------         -------
Balance, December 31, 1998 ................       7,422      $ 1,190       $36,546         ($  429)       $27,294         ($  439)
                                                =======      =======       =======         =======        =======         =======



                 See notes to consolidated financial statements

                   Notes to Consolidated Financial Statements

1. Nature of Business

Description

D&E Communications, Inc. is a diversified holding company that provides communications services and equipment to customers in the south central Pennsylvania market. D&E Communications, Inc. and its consolidated subsidiaries are defined and referenced herein as D&E.

D&E supplies local and long distance telephone services, including enhanced calling features and high-speed data services. D&E offers computer networking and repair services and both sells and installs communications equipment, such as telephone systems and data communications products. D&E also provides services for directory advertising and local billing and collection.

Additionally, D&E offers consulting services to its affiliated companies.
D&E has a 50% interest in PCS ONE, a partnership that provides Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications. D&E has a 50% interest in D&E SuperNet(TM), a corporation that provides Internet access services and related equipment. D&E also has a 33% interest in a domestic corporate joint venture that owns international investments in telecommunications companies located in Hungary and Poland.

Regulatory Environment and Competition

A substantial portion of D&E's operations is subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). In 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the 1996 Act), which established rules to encourage and foster competition in local markets. The implementation of the 1996 Act provided comprehensive changes to federal and state regulations that govern telecommunications. Local exchange companies are required to connect their telephone networks with other communications companies and offer wholesale rates for resale of local communications services. D&E's local exchange company currently qualifies as a rural telephone company and is exempt from certain provisions of the 1996 Act.

D&E expects both to experience an increasing amount of competitive pressures and to encounter opportunities in new markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables other than AT&T are limited due to the large number of customers in D&E's customer base. For the years ended December 31, 1998, 1997 and 1996, revenues generated from services provided to AT&T, primarily for access to D&E's network and for billing and collection, were $5,014, $5,521 and $5,193, respectively. At December 31, 1998 and 1997, accounts receivable from AT&T totaled $832 and $923, respectively.

2. Significant Accounting Policies

Principles of Consolidation

D&E uses three different accounting methods to report its investments in its subsidiaries, joint ventures, partnerships and corporations: consolidation, the equity method and the cost method.

Consolidation

D&E uses consolidation when it owns a majority of the voting stock of the subsidiary. This means the accounts of D&E's subsidiaries are combined with its accounts. D&E eliminates intercompany balances and transactions when it consolidates these accounts. D&E's consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone); D&E Marketing Corp.; D&E Telephone and Data Systems, Inc.; D&E Wireless, Inc. (Wireless); and D&E Investments, Inc. (Investments). Additionally, in 1998 D&E formed two wholly owned subsidiaries: D&E Systems, Inc. and PCS Licenses, Inc. D&E dissolved the operations of two subsidiaries: The D and E Group in March 1997 and D&E Holdings, L.P. in June 1998.

The accounts of D&E Telephone are reported using generally accepted accounting principles applicable to regulated entities. Long-term debt represents the obligations of D&E Telephone and Investments. The preferred stock is the account of D&E Telephone.

Equity Method

D&E uses the equity method to report investments in joint ventures, partnerships and corporations where it holds a 20% to 50% voting interest or where it holds less than a 20% voting interest and it is able to exercise significant influence over the operating and financial policies of these entities. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of operations.

The only time D&E does not use this method is if it can exercise control over the operations and policies of the company. If D&E has control, accounting rules require it to use consolidation.

Cost Method

D&E uses the cost method if it holds less than a 20% voting interest in an investment and it does not have significant influence over the operating and financial policies of the entity. Under the cost method, D&E reports its investment at cost in its consolidated balance sheets.

Reclassifications

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation.

Use of Estimates

The preparation of financial statements under generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

Recent Pronouncements

During 1998, D&E adopted the provisions of three new financial accounting standards. D&E expanded its disclosure on operating segments based on the standards established in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note
15). D&E also follows the reporting standards established in Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (see Note 14).

Additionally, D&E adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on accounting for start-up activities and organization costs and requires these costs to be expensed as incurred. As a result of adopting this new standard, D&E expensed organization costs of $421, which is recorded as a cumulative effect of a change in accounting principle, net of income taxes of $170.

Revenue Recognition

Revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion of costs incurred to total estimated costs at completion.

D&E receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. D&E has finalized all NECA pool settlements through 1996.

D&E elected to rejoin the NECA Traffic Sensitive Pool in December 1996 and accordingly on July 1, 1997, implemented NECA interstate access rates. Previously, D&E offered its own rates for traffic-sensitive network access services.

Cash and Short-term Investments

Cash and cash equivalents consist of all highly liquid investments purchased with a maturity of three months or less. Short-term investments consist of high-quality, short-term commercial paper.


Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of 28 years for buildings, 3 to 32 years for equipment and 12 to 45 years for outside plant facilities. Depreciation as a percentage of average depreciable plant in service amounted to 7.4% in 1998 and 7.1% in 1997 and 1996.

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

PCS License Costs

PCS license costs are accounted for in accordance with industry practices. Interest incurred for such licenses is capitalized during construction of the PCS network and is amortized over a period of 40 years, beginning with the commencement of service to customers, which occurred in November 1997. During 1998, D&E contributed two PCS licenses to PCS ONE (see Note 6) and returned one PCS license to the FCC in exchange for the early extinguishment of an FCC note payable (see Note 9). At December 31, 1998 , D&E holds no direct interest in any PCS licenses.

Intangible Assets

The cost in excess of the fair value of net assets acquired is recorded as goodwill. Amortization expense for goodwill and other intangibles is recorded on a straight-line basis over the shorter of the estimated useful life or 40 years.

Impairment of Long-Lived Assets

Based upon the provisions of Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," D&E reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future cash flows. D&E has determined there has been no impairment to the carrying values of such assets in 1998 and 1997.

Capitalized Interest

     The cost of funds used to finance construction projects is capitalized as part of the construction costs. Additionally, capitalized interest on regulated telephone construction projects is recorded as Allowance for Funds Used During Construction (AFUDC), a noncash element of other income. Interest costs related to PCS licenses and nonregulated construction projects are reflected as a cost of assets and a reduction of interest expense. Interest costs capitalized on assets were $58 for 1998, $1,052 for 1997 and $77 for 1996.

Income Taxes

D&E files a consolidated federal income tax return. D&E has two categories of income taxes: current and deferred. Current taxes are those amounts D&E expects to pay when it files its tax returns. Since D&E must report some of its revenues and expenses differently for its financial statements than it does for income tax purposes, it records the tax effects of those differences as deferred tax assets and liabilities in its consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect. A valuation allowance is established for any deferred tax asset for which realization is not likely. D&E's deferred tax expense is equal to the net change in its deferred tax assets and liabilities.

Earnings per Common Share

D&E calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement establishes standards for reporting basic and diluted earnings per share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except the denominator is increased to include contingently issuable common shares. Diluted earnings per share, for example, would reflect the assumed exercise of warrants issued to purchase D&E common stock. Since the exercise price of D&E's issued and outstanding warrants is higher than the current market price of D&E stock, there is no difference between basic and diluted earnings per share in any of the periods presented.

Comprehensive Income

In January 1998, D&E adopted the provisions of Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting comprehensive income and its components. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For D&E the only such item is the reduction in the ESOP trust loan (see Note 14). Financial statement reporting requirements under the provisions of SFAS 130 are presented in the consolidated statements of shareholders' equity and the consolidated balance sheets.

3. Cash Flow Information

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:


                                         1998             1997             1996
                                         ----             ----             ----

Interest expense ............           $2,019           $2,243           $2,515
Income taxes ................            1,315            8,308            2,716

D&E recorded noncash transactions in connection with its investing and financing activities. On December 31, 1998, D&E made an additional investment in PCS ONE of $1,557 through a contribution of its PCS licenses for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York/Hanover, PA. In August 1998, D&E acquired additional equity in EuroTel, L.L.C. (EuroTel) by converting $4,555 of its note receivable from EuroTel into an additional equity investment (see Note 8).

In March 1997, D&E acquired PCS One, Inc. (see Note 5). In connection with the acquisition, D&E issued $7,305 of common stock in exchange for all of the outstanding shares of PCS One, Inc. D&E acquired a C-Block PCS license having a cost of $20,671 and assumed a note payable to the FCC for $11,879. On June 8, 1998, D&E elected the FCC's Amnesty Option for the return of the C-Block PCS license (see Note 9), and as a result, the FCC note payable of $11,879 was extinguished along with $1,178 of accrued interest. Separately, as a result of a 1996 business acquisition, D&E issued $580 of its common stock (see Note 5), payable in two installments: $29 in November 1996 and $551 in January 1997.

4. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

                                                           1998            1997
                                                           ----            ----
Land and buildings .............................         $30,152         $29,704
Digital switching equipment ....................          38,793          35,450
Outside plant facilities .......................          39,755          38,115
Telecommunications equipment for rental ........           3,360           3,226
Computers and office equipment .................           8,409           6,746
Other equipment ................................           3,297           3,414
Plant under construction .......................             426             800
                                                         -------         -------
Total property, plant and equipment ............         124,192         117,455
Less accumulated depreciation ..................          62,526          54,654
                                                         -------         -------
Property, plant and equipment, net .............         $61,666         $62,801
                                                         =======         =======

5. Acquisitions

In March 1997, D&E Communications, Inc. acquired PCS One, Inc. The acquisition was accounted for under the purchase method of accounting. PCS One, Inc. was a nonoperating entity which owned as its principal asset the C-Block PCS license for the Lancaster Basic Trading Area (the Lancaster License). As a condition of the terms of the acquisition, the FCC approved the transfer of the Lancaster License to D&E. Pursuant to terms of the agreement, D&E issued $7,305 of its common stock in exchange for all outstanding shares of PCS One, Inc. and the acquisition of the Lancaster License. Additionally, D&E assumed an obligation to the FCC for an $11,879 note payable. This obligation was extinguished in June 1998 as a result of the return of the Lancaster License to the FCC under the terms of the Amnesty Option (see Note 9).

In November 1996, D&E acquired Com Tech Technical Services (Com Tech), a domestic partnership, now doing business as D&E Computer Networking Services. This division specializes in computer network engineering and installation. The acquisition was financed by 22,536 shares of D&E common stock. All of such shares are unregistered but have certain registration rights. The acquisition was accounted for under the purchase method of accounting. The 1996 pro forma results of Com Tech operations are not significant to D&E's consolidated results of operations or financial condition.

6. Investment in Wireless Partnership

In November 1997, Wireless signed an agreement with Omnipoint Venture Partner I, L.L.C. to form a new limited partnership named D&E/Omnipoint Wireless Joint Venture, L.P., doing business as PCS ONE (as opposed to PCS One, Inc., mentioned in Notes 3 and 5). Wireless contributed net assets of $6,381, consisting of PCS digital switching and wireless network equipment, in exchange for a 50% partnership interest. PCS ONE was formed for the purpose of providing PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading Basic Trading Areas.

On December 31, 1998, under the terms of the agreement, D&E contributed its PCS licenses to PCS ONE for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York/Hanover, PA.

No gain or loss was recorded on the contribution of assets. Under the terms of the agreement, the joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals.

7. Sale of Cellular Partnerships

In May 1998, D&E sold its 15% interest in Berks and Reading Area Cellular Enterprises for $2,375. The proceeds from the sale of this investment generated a gain of $1,659, or $1,062 net of income taxes.

In September 1997, D&E sold its 50% partnership interest in Lancaster Area Cellular Enterprises and its 33% limited partnership interest in the Pennsylvania RSA 12 Limited Partnership. The proceeds from the sale of investments in cellular partnerships of $17,897 generated a gain of $11,971, or $7,986 net of income taxes.

8. Investments in Affiliated Companies

Equity Investees

D&E owns a 33% investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications company that has investments in telecommunications companies in Hungary and Poland. Prior to a reorganization that occurred in August 1998, D&E owned a 17% direct investment in Monor Communications Group (MCG), a domestic corporation. MCG held an investment of 89% of Monor Telephone Company
(MTT), a telecommunications company in Hungary. The purpose of the reorganization was to combine EuroTel's international investments under one main operating entity and to acquire additional financing. PenneCom holds a 100% interest in Pilicka Telephone (PT) and a 45% interest in MTT. On December 31, 1998, MCG dissolved its operations.

The equity investments in EuroTel are subject to the risks of foreign currency translation changes, which are included in the earnings results of PenneCom, MTT and PT.

D&E owns a 50% equity investment in D&E SuperNet, Inc., a domestic corporate joint venture that offers Internet access services and related equipment. D&E SuperNet, Inc. was formed as a corporation on September 4, 1998, to acquire the assets of D&E SuperNet(TM), a joint venture partnership. D&E acquired 100 shares of common stock of D&E SuperNet, Inc., the newly formed corporation, in exchange for its equity interest in D&E SuperNet(TM), the partnership. Under the terms of the exchange agreement, all of the assets and liabilities of the partnership were contributed to D&E SuperNet, Inc.

On December 21, 1998, D&E entered into an agreement whereby D&E would sell its shares in D&E SuperNet, Inc. in exchange for approximately $6,900 of cash and OneMain.com, Inc. common stock. Approximately 50% of the proceeds would be paid in cash and 50% in stock. Additionally, D&E would be given additional consideration, contingent upon certain operational and earnings margin requirements, which would be equal to 10% of the difference between the total revenues of D&E SuperNet, Inc. for the 12 months ended June 30, 1999, and the annualized revenues for the period from April 1, 1998 through June 30, 1998. At the option of OneMain.com, Inc., the amount of the additional consideration would be payable in either cash or stock. OneMain.com, Inc. was formed for the purpose of acquiring Internet service providers in rural and secondary markets to provide customers with Internet access services and equipment. The effective date of the exchange would be concurrent with the consummation of an initial public offering by OneMain.com, Inc. of its common stock, expected to occur in the first half of 1999. However, there can be no assurance that the transaction will be completed. D&E would account for the investment in OneMain.com, Inc. under the cost method of accounting. Upon consummation of the agreement, OneMain.com, Inc. would become the sole owner of D&E SuperNet, Inc.

D&E also owns a 50% partnership interest in PCS ONE (see Note 6).

D&E provides consulting and administrative services to its affiliated companies. Amounts owed to D&E for services performed for EuroTel, PenneCom, MCG, MTT and PT at December 31, 1998 and 1997, were $1,185 and $617, respectively. These amounts represent either short-term or long-term accounts receivable due from affiliates. The accounts receivable for PCS ONE at December 31, 1998 and 1997, for working capital provided and services performed totaled $1,613 and $3,939, respectively. Amounts owed to D&E for services performed for D&E SuperNet(TM) at December 31, 1998 and 1997, were $230 and $82, respectively.

In 1997, D&E loaned $4,555 to EuroTel under the terms of a financing agreement for PT to develop and construct its telephone network and provide additional working capital. The interest rate of the loan was 15%. In August 1998, D&E converted the note receivable into an additional equity investment in EuroTel.

Summarized financial information for EuroTel, MCG, PCS ONE and other affiliates is presented as follows:

EuroTel
                                                      1998                1997
                                                      ----                ----
At December 31:
Current assets .........................            $     1             $ 2,957
Noncurrent assets ......................             28,074              13,316
Current liabilities ....................                 21              15,548
Noncurrent liabilities .................               --                 2,542
Years ended December 31:
Net sales ..............................            $  --               $    12
Loss from joint venture ................             (8,330)               --
Net loss ...............................             (9,311)             (1,725)

MCG
                                              1998         1997           1996
                                              ----         ----           ----
At December 31:
Current assets .......................      $  --         $14,333       $ 5,106
Noncurrent assets ....................         --          50,236        60,451
Current liabilities ..................         --           4,638         7,140
Noncurrent liabilities ...............         --          53,645        39,015
Minority interest ....................         --           1,119         1,639
Years ended December 31:
Net sales ............................      $ 9,134       $14,403       $11,732
Loss on foreign currency translation..       (3,080)       (4,647)       (4,972)
Net loss .............................       (1,290)       (9,633)       (5,340)



PCS ONE

                                                     1998                1997
                                                     ----                ----
At December 31:
Current assets .........................           $  2,381            $  8,179
Noncurrent assets ......................             38,189              18,846
Current liabilities ....................              6,048              12,087
Noncurrent liabilities .................             27,026                --
Years ended December 31:
Net sales ..............................           $  4,751            $    174
Net loss ...............................            (15,726)             (1,979)



Other Affiliates
                                           1998            1997           1996
                                           ----            ----           ----
At December 31:
Current assets .................         $   297         $    94         $ 1,071
Noncurrent assets ..............           3,211           4,763          14,602
Current liabilities ............           2,956             730             802
Years ended December 31:
Net sales ......................         $ 4,027         $ 1,748         $ 5,236
Income from joint venture ......             708           1,982           3,856
Net income .....................             879           2,013           4,692

The summary of changes for D&E's investments in affiliates is as follows:

Investments in Affiliates


                                       1998              1997             1996
                                       ----              ----             ----

Equity income (loss) ........        $(11,398)        $ (1,661)        $    754
Investments .................          10,094            8,625            1,690
Sale of investments .........            (716)          (5,926)            --
Distributions ...............            --               (234)          (1,052)
                                     --------         --------         --------
Total activity ..............        $ (2,020)        $    804         $  1,392
                                     ========         ========         ========


9. Return of PCS License

On June 8, 1998, under the terms of the FCC Amnesty Option, D&E returned to the FCC the full license spectrum for the Lancaster License. As a result, the Lancaster License was retired at a cost of $21,417, and the related FCC note payable of $11,879 was extinguished along with $1,178 of accrued interest. As a result of the early retirement, D&E recorded an extraordinary loss of $7,901, net of the related income tax benefit, or a loss of $1.07 per common share.

10. Notes Payable and Long-term Debt

Notes payable consist of amounts borrowed under unsecured lines of credit that D&E has established with domestic banks. D&E had lines of credit totaling $15,000 at December 31, 1998. These lines of credit are payable on demand and provide D&E with the option to borrow at prevailing interest rates. At December 31, 1997, notes payable outstanding under the lines of credit totaled $6,000, with an average weighted interest rate of 6.5%. There was no amount outstanding under the lines of credit as of December 31, 1998.

In January 1998, D&E issued 1.3 million shares of D&E common stock in exchange for $27,015 (see Note 13). D&E used $6,000 of the proceeds to repay short-term debt. In recognition of this transaction, $6,000 of short-term debt has been reclassified to long-term debt on the consolidated balance sheet as of December 31, 1997.

Long-term debt at December 31 consisted of the following:

                                                           1998            1997
                                                           ----            ----

7.00% FCC Note ...................................        $  --          $11,879
8.95% ESOP Note due 2001 .........................            429            695
6.49% Senior Notes due 2004 ......................         10,000         10,000
7.55% Senior Notes due 2007 ......................          4,091          4,546
9.18% Senior Notes due 2021 ......................          9,200          9,600
Other ............................................           --            6,000
                                                          -------        -------
                                                           23,720         42,720
Less current maturities ..........................          1,063          1,063
                                                          -------        -------
Total long-term debt .............................        $22,657        $41,657
                                                          =======        =======

In July 1992, D&E borrowed $2,080 from a local bank to finance the purchase of 240,000 shares of D&E common stock for the Employee Stock Ownership Plan (the ESOP Note). The loan is guaranteed by D&E as to principal and interest. Interest is payable quarterly and principal payments of $208 are due annually through December 15, 2000, with a final principal payment due by December 15, 2001.

In January 1994, D&E issued $10,000 of 6.49% Senior Notes to an insurance company, due on January 14, 2004. Interest is payable semiannually with the total principal balance due at maturity.

In February 1993, D&E issued $5,000 of 7.55% Senior Notes to an insurance company, due on November 15, 2007. Interest is payable semiannually, with annual principal payments of $455 commencing on November 15, 1997, and continuing for 11 years.

In November 1991, D&E issued $10,000 of 9.18% Senior Notes to an insurance company, due on November 15, 2021. Interest is payable semiannually, with annual principal payments of $400 commencing on November 15, 1997, and continuing for 25 years.

Under covenants contained in D&E Telephone Senior Note Agreements, the maximum amount of D&E Telephone's consolidated debt balance should not exceed 50% of the sum of consolidated debt plus consolidated tangible net worth. At December 31, 1998 and 1997, D&E was in compliance with the debt covenants.


Based on the borrowing rate currently available to D&E for bank loans, the fair market value of long-term debt is $32,470.

Maturities of long-term debt for each year ending December 31, 1999 through 2003, are as follows:


                        Year          Aggregate Amount
                        ----          ----------------
                        1999              $1,063
                        2000               1,063
                        2001                 868
                        2002                 855
                        2003                 855


11. Commitments

During 1998, PCS ONE entered into a loan agreement with Northern Telecom, Inc. for $40,000, to obtain additional financing for the continued development of the PCS network. In connection with this agreement, D&E is joint and severally liable to contribute up to a total of $50,000 of equity to PCS ONE in the event that PCS ONE is unable to meet its obligations as they come due. At December 31, 1998, D&E and its joint venture partner have contributed a total of $25,202 to PCS ONE.

Under the terms of the PCS ONE limited partnership agreement, D&E agreed to provide funding to PCS ONE for up to $1,000 per year provided that the total accumulated funding does not exceed $5,000. D&E may be requested to lend amounts above the $1,000 annually under the terms of the limited partnership agreement.

12. Income Taxes

The provision for income taxes consists of the following:


                                          1998            1997             1996
                                          ----            ----             ----
Current:
Federal ........................         $ (756)         $6,780          $2,153
State ..........................            764             793             779
                                         ------          ------          ------
                                              8           7,573           2,932
                                         ------          ------          ------
Deferred:
Federal ........................            380             289            (188)
State ..........................            888             100             (77)
                                         ------          ------          ------
                                          1,268             389            (265)
                                         ------          ------          ------
Total income taxes .............         $1,276          $7,962          $2,667
                                         ======          ======          ======



The effective income tax rate on consolidated pre-tax earnings differs from the federal income tax statutory rate for the following reasons:

                                                        1998       1997        1996
                                                        ----       ----        ----

Federal statutory rate ..........................        34.0 %     34.0 %     34.0 %
Increase (decrease) resulting from:
State income taxes, net of federal tax benefits..       (28.5)       1.3        6.7
Benefit of rate differential applied to temporary
   differences ..................................         2.8       (0.4)      (1.2)
Valuation allowance .............................       (45.8)      10.5        --
Prior-period tax ................................        (7.2)       --         --
Other, net ......................................        (1.5)      (0.1)       0.6
                                                       ------      -----      -----
Effective income tax rate .......................       (46.2)%     45.3 %     40.1 %
                                                       ======      =====      =====


Approximately $12,459 of state net operating loss carryforwards remained at December 31, 1998. These carryforwards are due to the operations of D&E's subsidiaries and will expire in the years 2007 and 2008. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization of tax carryforwards is not likely.

The significant components of the net deferred income tax liability were as follows at December 31:

                                                     1998         1997
                                                     ----         ----
Deferred tax liabilities:
  Depreciation....................................   $ 7,693      $ 7,402
  Other, net......................................       179          170
                                                     -------      -------
                                                       7,872        7,572
Deferred tax assets:
  Employee benefits...............................      (233)        (702)
  Net operating loss carryforwards................      (821)        (125)
  Equity in net loss of affiliates................    (3,340)      (1,859)
                                                     -------      --------
                                                      (4,394)      (2,686)
Valuation allowance.............................       4,182        1,977
                                                     -------      -------
Deferred income taxes...........................     $ 7,660      $ 6,863
                                                     =======      =======

D&E has increased its valuation allowance on the deferred tax assets related to the equity loss of affiliates, as a result of estimates on the realizability of loss carryforwards. The amount of the deferred tax asset could change if estimates of future taxable income during the carryforward period are revised. The valuation allowance at December 31, 1998 and 1997, amounted to $4,182 and $1,977, respectively. During 1998, D&E's subsidiaries applied $79 of net operating loss carryforwards to offset their state income tax liabilities.

13. Shareholders' Equity

On January 7, 1998, D&E issued 1.3 million shares of D&E common stock to a subsidiary of Citizens Utilities Company (Citizens) in consideration for $27,015. All such shares are unregistered but have certain registration rights. Under the terms of the agreement, Citizens has certain restrictions relating to future purchases or sales of D&E common stock. Additionally, in connection with this agreement, D&E issued warrants to acquire 65,000 shares of common stock at $20.78 per share. These warrants expire on January 7, 2003. None of these warrants has been exercised.

On October 22, 1998, D&E's Board of Directors authorized the repurchase of up to $2,000 of D&E common stock. The shares reacquired may be used for D&E's incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan and for other corporate purposes. As of December 31, 1998, D&E had purchased 38,480 shares of treasury stock for a total cost of $439.

D&E has an Employee Stock Purchase Plan (ESPP), which provides eligible D&E employees the opportunity to purchase shares of D&E common stock through payroll deductions. There are 267,718 shares of common stock reserved for issuance pursuant to the ESPP. The total number of shares purchased pursuant to the ESPP during 1998 and 1997 was 8,721 and 6,763, respectively.

D&E offers a Dividend Reinvestment and Stock Purchase Plan (DRP) to its shareholders. The DRP provides all shareholders of D&E common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases.

There are 222,527 shares of common stock reserved for issuance pursuant to the DRP. The total number of shares purchased through the DRP during 1998 and 1997 was 23,483 and 19,242, respectively.

Shares for the ESPP and DRP may be purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ National Market on the day of the purchase. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price. D&E is listed on The NASDAQ Stock Market as DECC.

At December 31, 1998 and 1997, D&E common stock of 2,951,545 and 2,983,765 shares, respectively, was held in a voting trust. Certain trustees of the voting trust are officers of D&E.

14. Employee Benefit Plans

Employees' Retirement Plan

D&E's pension plan is a noncontributory defined benefit plan computed on an actuarial basis covering all eligible employees. Pension benefits are based upon length of service and the employee's compensation as the average of the highest three consecutive years for the 10-year period prior to retirement. Accrued benefits are vested after five years of participation in the plan. Assets of the pension plan consist primarily of stocks and bonds.

                                                         1998     1997     1996
                                                         ----     ----     ----
Assumptions of the Plan:
Discount rates used to determine projected benefit
 obligation as of December 31..........................  6.5 %    7.0 %    7.5 %
Expected long-term rates of return on assets...........  9.75%    9.75%    9.75%
Rates of increase in compensation levels...............  4.5 %    4.5 %    4.5 %

The following schedules reconcile the beginning and ending balances of the pension benefit obligation and related plan assets.

                                                       1998           1997
                                                       ----           ----
Change in Benefit Obligation:
Benefit obligation at beginning of year.............  $18,919        $16,698
Service cost........................................      666            498
Interest cost.......................................    1,311          1,252
Actuarial loss......................................    1,774          1,694
Benefits paid.......................................   (1,222)        (1,223)
                                                      -------        -------
Benefit obligation at end of year...................  $21,448        $18,919
                                                      =======        =======

                                                             1998       1997
                                                             ----       ----
Change in Plan Assets:
Fair value of assets at beginning of year................  $14,312    $12,910
Actual return on plan assets.............................    2,403      1,788
Employer contributions...................................    1,227        837
Benefits paid............................................   (1,222)    (1,223)
                                                           -------    -------
Fair value of assets at end of year......................  $16,720    $14,312
                                                           =======    =======

                                                             1998       1997
                                                             ----       ----
Recognition of Funded Status of the Plan:
Funded status at end of year.............................  $(4,728)   $(4,607)
Unrecognized net actuarial loss..........................    2,744      2,528
Unrecognized prior service cost..........................      277        332
Unrecognized net transition (asset) obligation...........       --        (64)
Adjustment to recognize minimum liability................       --       (144)
                                                           -------     ------
Net amount recognized at end of year.....................  $(1,707)   $(1,955)
                                                           =======     ======

                                                 1998     1997      1996
                                                 ----     ----      ----
Components of Net Periodic Benefit Cost:
Service cost................................   $   666   $   498   $   563
Interest cost...............................     1,311     1,252     1,078
Expected return on assets...................    (1,101)   (1,021)   (1,212)
Amortization of:
  Transition obligation (asset)...............     (64)      (64)      (64)
  Prior service cost..........................      55        55        44
  Actuarial loss..............................     256       181       404
                                               -------   -------   -------
    Benefit cost before item below............   1,123       901       813
Special termination benefits................        --        --       354
                                               -------   -------   -------
Total net periodic benefit cost.............   $ 1,123   $   901   $ 1,167
                                               =======   =======   =======

Voluntary Retirement Program

In October 1996, D&E offered a supplemental early retirement plan to certain eligible salaried and hourly employees. Ten employees elected to participate in this offer effective December 31, 1996. As a result, D&E recorded additional operating expense of $354, with a per-share effect of $0.06, related to the additional pension plan expense.

Employees' 401(k) Savings Plan

D&E also has an employee savings plan available to all eligible employees (Savings Plan). Participating employees may contribute a portion of their compensation to the Savings Plan, and D&E makes matching contributions up to a specified level. D&E may also make discretionary profit-sharing contributions. D&E's contributions amounted to $215 in 1998, $168 in 1997 and $165 in 1996.

Employee Stock Ownership Plan

In July 1992, D&E established the Employee Stock Ownership Plan (ESOP), covering all eligible employees. Unallocated shares are held in a "suspense account" in the ESOP's trust fund until allocated to participants' accounts. D&E makes quarterly contributions to the ESOP, which, along with the dividends on unallocated shares, are used to repay the ESOP Note. As principal payments on the ESOP Note are made, unallocated shares held in the suspense account are released and allocated among the participants' accounts. Participants have a legal right to their allocated accounts upon vesting. Dividends on shares allocated to participants' accounts are allocated to such accounts in the form of stock released from the suspense account.

Both unallocated and allocated shares of the ESOP are considered outstanding for purposes of calculating earnings per share. The ESOP Note is reflected as long-term debt with a corresponding reduction in shareholders' equity for the unearned ESOP compensation, which represents D&E's payment of future compensation expenses. D&E's principal and interest payments on the ESOP Note, offset by unallocated dividends, are reported as compensation and interest expense. The common shares allocated are measured based on the fair market value of the shares committed to be released. Dividends on the unallocated shares held by the ESOP are charged to retained earnings.

Information related to the ESOP is summarized as follows:

                                              1998    1997   1996
                                              ----    ----   ----
Compensation expense........................  $241    $224   $210
Interest expense............................    56      74     89
Dividends on unallocated shares.............   (31)    (42)   (53)

D&E shares held by the ESOP are summarized as follows at December 31:

                                                  1998         1997
                                                  ----         ----
Unallocated....................................   49,540       80,267
Allocated......................................  177,850      148,553

Postretirement Health Care Benefits

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

Effective July 1992, retiree health care benefits were discontinued for active employees in conjunction with the establishment of the ESOP benefit plan. As a result, the annual accruals represent the estimated cost of health care benefits for certain eligible retired employees determined on an actuarial basis. Those costs amounted to $47 in 1998, $90 in 1997 and $94 in 1996.

15. Segment Reporting

In 1998, D&E adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). This statement changes the way public companies are required to report financial and descriptive information about their operating segments. SFAS 131 defines operating segments as business components for which separate financial information is available and regularly evaluated by management as a means for assessing segment performance and allocating resources to those segments.

D&E's business units have been aggregated into four reportable segments: (i) Telecommunication Services, (ii) Telephone & Data Services, (iii) Wireless Services and (iv) International Communication Services. Telecommunication Services is distinguished by services provided primarily in a regulated market to all residences and businesses in a franchised geographic area. Its services are generally delivered through traditional telephone systems, and its revenues are earned primarily from a volume of usage and lease of facilities. Telephone & Data Services is distinguished by services provided with minimal geographic and regulatory restrictions. Customers include residential and business long distance subscribers. Additionally, Telephone & Data Services customers include businesses that purchase telephone or computer network systems, which can be a one-time installation service as opposed to a monthly usage service. Wireless Services is distinguished by its marketing methods, service delivery, customer base and regulatory environment. The International Communications Services segment records income from equity in earnings of affiliates that operate in Europe under unique regulatory environments. For more information on significant noncash items, see Note 3. Intersegment revenues are recorded at the same rates charged to external customers.

Financial results for D&E's four primary operating segments are as follows:



                                                Tele-       Telephone                  International    Corporate,
                                            communication     & Data      Wireless     Communications   Other and        Total
(In thousands)                                 Services      Services     Services        Services     Eliminations     Company
--------------                              -------------   ---------     --------     --------------  ------------     -------
1998
External customer revenues ..............     $  36,035     $  12,459     $   3,654      $     681      $     482      $  53,311
Intersegment revenues ...................         1,174           431          --             --           (1,605)          --
Depreciation and amortization ...........         8,410           690            17           --              255          9,372
Equity in net income (loss) of affiliates          --            --          (7,821)        (3,717)           140        (11,398)
Gain on sale of affiliates ..............          --            --            --             --            1,659          1,659
Net income (loss) .......................         3,720           128        (5,800)        (4,153)        (6,150)       (12,255)
Significant noncash items ...............          --            --           1,557           --           13,057         14,614
Segment assets ..........................        94,139         6,452         7,038          5,723         (3,275)       110,077
Investment in equity method affiliates ..          --            --           4,534          4,536            233          9,303
Capital expenditures ....................         7,086           730          --             --             --            7,816

1997
External customer revenues ..............     $  35,622     $  12,311     $     369      $    --        $     182      $  48,484
Intersegment revenues ...................         1,082           272          --             --           (1,354)          --
Depreciation and amortization ...........         7,639           623             8           --              196          8,466
Equity in net income (loss) of affiliates          --            --            (989)        (1,968)         1,296         (1,661)
Gain on sale of affiliates ..............          --            --            --             --           11,971         11,971
Net income (loss) .......................         4,551           868        (1,163)        (3,300)         8,609          9,565
Significant noncash items ...............          --            --            --             --           11,879         11,879
Segment assets ..........................        99,705         6,966        11,733          7,430         (5,873)       119,961
Investment in equity method affiliates ..          --            --           7,469          6,977          1,244         15,690
Capital expenditures ....................         5,666           426          --             --               16          6,108

1996
External customer revenues ..............     $  34,323     $   9,946     $    --        $    --        $     127      $  44,396
Intersegment revenues ...................           907           290          --             --           (1,197)          --
Depreciation and amortization ...........         7,199           449          --             --               66          7,714
Equity in net income (loss) of affiliates          --            --            --             (870)         1,624            754
Net income (loss) .......................         3,646           214          --             (875)           925          3,910
Segment assets ..........................        85,155         7,532          --            4,718         (5,849)        91,556
Investment in equity method affiliates ..          --            --            --            4,057          5,943         10,000
Capital expenditures ....................         6,038           330          --             --              (19)         6,349

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
D&E/Omnipoint Wireless Joint Venture, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of D&E/Omnipoint Wireless Joint Venture, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, and for the two-month period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Philadelphia, Pennsylvania
February 26, 1999

D&E/Omnipoint Joint Venture, L.P.
Balance Sheet
December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                   Assets

                                                                 1998            1997
Current assets
  Cash and cash equivalents                                 $   831,653      $ 4,165,143
  Accounts receivable, net of reserve for bad debts
    of $109,787 at December 31, 1998                            547,092           71,620
  Inventories                                                   337,276          312,603
  Prepaid expenses                                              334,177           19,266
                                                            -----------      -----------
                                                              2,050,198        4,568,632
                                                            -----------      -----------
Property, plant and equipment
  In service                                                 35,039,991       14,810,597
  Under construction                                          5,536,065        4,229,424
                                                            -----------      -----------
                                                             40,576,056       19,040,021
     Less: Accumulated depreciation                           3,908,319          202,231
                                                            -----------      -----------
                                                             36,667,737       18,837,790
                                                            -----------      -----------
Other assets
  Unamortized debt issuance expense                             206,367               --
  Licenses                                                    1,625,876               --
  Other                                                          19,852            8,073
                                                            -----------      -----------
                                                              1,852,095            8,073
                                                            -----------      -----------
    Total assets                                           $ 40,570,030     $ 23,414,495
                                                           ============     ============

                               Liabilities and Partners' Capital

Current liabilities
  Accounts payable                                          $ 2,329,452        7,592,855
  Accounts payable - Partners                                 2,972,586        4,167,954
  Other accrued liabilities                                     729,569          367,424
  Deferred revenue                                               69,627               --
  Customer deposits                                              16,000               --
                                                            -----------      -----------
    Total current liabilities                                 6,117,234       12,128,233
                                                            -----------      -----------
Long-term liabilities
  Long term debt                                             26,554,020               --
  Other accrued liabilities - affiliated companies              402,394               --
                                                            -----------      -----------
    Total long-term liabilities                              26,956,414               --
                                                            -----------      -----------
Commitments

Partners' capital
  Capital contributions                                      25,201,510       16,875,634
  Receivable from Partner                                            --       (3,610,730)
  Accumulated loss                                          (17,705,128)      (1,978,642)
                                                            -----------      -----------
    Total partners' capital                                   7,496,382       11,286,262
                                                            -----------      -----------
    Total liabilities and partners' capital                 $40,570,030      $23,414,495
                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

D&E/Omnipoint Joint Venture, L.P.
Statement of Operations
For the Year Ended December 31, 1998 and the Two-Month Period Ended
December 31, 1997
--------------------------------------------------------------------------------


                                                             1998               1997
                                                             ----               ----
Operating Revenues
  Communication service revenues and handset sales      $  5,207,717       $    178,754
  Less: Allowances and discounts                            (456,542)            (5,018)
                                                        ------------       ------------
  Total net operating revenues                             4,751,175            173,736
                                                        ------------       ------------
Operating Expenses
  Cost of communication service revenues
    and handset sales                                      8,961,420            905,260
  Depreciation and amortization                            3,710,538            202,231
  Selling, general and administrative services             7,352,056          1,045,861
                                                        ------------       ------------
  Total operating expenses                                20,024,014          2,153,352
                                                        ------------       ------------
  Loss from operations                                   (15,272,839)        (1,979,616)

Other Income (Expense)
  Interest expense                                          (521,148)               --
  Interest income                                             67,501                974
                                                        ------------       ------------
  Total other income (expense)                              (453,647)               974
                                                        ------------       ------------
  Net loss                                              $(15,726,486)      $ (1,978,642)
                                                        ============       ============

   The accompanying notes are an integral part of these financial statements.

D&E/Omnipoint Joint Venture, L.P.
Statement of Changes in Partners' Capital
For the Year Ended December 31, 1998 and the Two-Month Period Ended December 31, 1997


                                     Contributed       Accumulated
                                      capital             loss               Total
Initial capital contribution,
   net of receivable
   from Partner of $3,610,730      $  9,109,904       $       --         $  9,109,904
Capital contributions                 4,155,000                             4,155,000
Net loss                                                (1,978,642)        (1,978,642)
                                   ------------       ------------       ------------
Balance at December 31, 1997         13,264,904         (1,978,642)        11,286,262
Capital contributions                11,936,606                            11,936,606
Net loss                                               (15,726,486)       (15,726,486)
                                   ------------       ------------       ------------
Balance at December 31, 1998       $ 25,201,510       $(17,705,128)      $  7,496,382
                                   ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

D&E/Omnipoint Joint Venture, L.P.
Statement of Cash Flows
For the Year Ended December 31, 1998 and the Two-Month Period Ended December 31, 1997


                                                              1998                1997
Cash flows from operating activities:
  Net loss                                                $(15,726,486)       $(1,978,642)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                             3,710,538            202,231
   Reserve for bad debt                                        109,787               --
   Changes in operating assets and liabilities
     Accounts receivables                                     (585,259)           (71,620)
     Inventories                                               (24,673)          (312,603)
     Prepaid expenses                                         (314,911)           (19,266)
     Accounts payable                                           56,502              5,619
     Other accrued liabilities                                 249,644            367,424
     Deferred revenue and customer deposits                     85,627               --
     Other                                                     (11,779)           (28,834)
                                                          ------------        -----------
     Net cash used in operating activities                 (12,451,010)        (1,835,691)
                                                          ------------        -----------
Cash flows from investing activities:
  Purchase of equipment                                     (8,741,583)        (2,322,120)
                                                          ------------        -----------
Cash flow from financing activities:
  Partners' contributions                                   10,310,730          4,155,000
  Proceeds from long-term debt                               8,435,213               --
  Debt issuance costs                                         (206,367)              --
  Amounts due to related parties                              (680,473)         4,167,954
                                                          ------------        -----------
      Net cash provided by financing activities             17,859,103          8,322,954
                                                          ------------        -----------
Net (decrease) increase in cash and cash equivalents        (3,333,490)         4,165,143
Cash and cash equivalents at beginning of the period         4,165,143               --
                                                          ------------        -----------
Cash and cash equivalents at the end of the period        $    831,653       $  4,165,143
                                                          ============       ============

   The accompanying notes are an integral part of these financial statements.

D&E/Omnipoint Joint Venture, L.P.
Notes to Financial Statements
December 31, 1998 and 1997

 1. Nature of Business

     On November 14, 1997, D&E Wireless, Inc. (D&E) and Omnipoint Venture Partner I, L.L.C. (Omnipoint) and Omnipoint Holdings, Inc. (Omnipoint L.P.) (the Partners) formed D&E/Omnipoint Wireless Joint Venture, L.P. doing business as PCS ONE (the Company or the Partnership). The Company was formed for the purpose of providing Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications in the south central Pennsylvania communities of Lancaster, Harrisburg, York-Hanover and the Reading Basic Trading Areas. The joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals.

     The Partnership is comprised of general partners and limited partners. D&E and Omnipoint's percentage interests as general partners are 1% and 49%, respectively. D&E and Omnipoint L.P.'s percentage interests as limited Partners are 49% and 1%, respectively.

     Capital contributions

     In accordance with the limited partnership agreement (the Agreement or the Partnership Agreement), capital contributions by the Partners are required as follows:

     o Initial contributions: the Partners made initial cash and in-kind contributions of equipment totaling $9,109,904. This amount is net of a receivable from a Partner of $3,610,730 representing a capital contribution outstanding at December 31, 1997. This amount was received during March 1998. The Partners have contributed an additional aggregate $14,465,730 in cash as of December 31, 1998.

     o Additional property contributions: pursuant to an approval of the Federal Communications Commission, one of the Partners assigned and contributed two PCS licenses to the Company with a value of $1,625,876 for two Basic Trading Areas: the D-Block license in Harrisburg, PA and the E-Block license in York-Hanover, PA. The Partnership recorded the value of the licenses in accordance with provisions in the Agreement which were based on the contributor's cost of such licenses.

     Distributions and allocations

     Net profits and losses are allocated to the Partners in the proportion of their respective percentage ownership interests in the Partnership, as defined by the Agreement. The amount of annual cash distributions, if any, is determined by the Management Committee. For purposes of all distributions and allocations, the respective Partners' percentage ownership interests are determined as outlined in the Agreement.

     Concentrations of credit risk

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables; however, concentrations of credit risk are limited due to the large number of relatively low revenue customers in the Company customer base. The Company also maintains reserves for potential credit losses and such losses have been within management expectations.

D&E/Omnipoint Joint Venture, L.P.
Notes to Financial Statements
December 31, 1998 and 1997

 2. Significant Accounting Policies:

     Use of estimates

     The preparation of financial statements under generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

     Revenue recognition

     Usage and access charges are recorded as revenue based on the amount of communications services rendered as measured principally by subscriber usage and fees after deducting an estimate of certain allowances and discounts. Prepaid revenues are deferred until earned. Revenue from the sale of handsets and related accessories is recognized upon shipment or point-of-sale.

     Cash and cash equivalents

     Cash and cash equivalents are defined as cash on hand, cash in banks, and cash investments with original maturities of three months or less when purchased.

     Inventory

     Inventory is recorded at the lower of cost or market on the basis of average cost or replacement value. Inventory consists primarily of handsets and accessories. Consistent with industry practice, losses on sales of handsets and accessories are recognized in the period in which sales are made as a cost of acquiring subscribers.

     Plant and equipment and depreciation

     Plant and equipment are stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of 3 to 5 years for equipment and 6 to 12 years for network infrastructure. Depreciation begins when the asset is placed into service. Depreciation as a percentage of average depreciable plant in service amounted to 11% in 1998 and 1% in 1997. Network infrastructure under construction consists of equipment that has not been placed into service; accordingly no depreciation has been recorded. The costs of maintenance and repairs are charged to operating expense.

     Advertising costs

     The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expenses included in operating expenses were $2,076,908 in 1998 and $299,924 in 1997.

     License costs and deferred financing costs

     In accordance with the Partnership Agreement and after obtaining the approval by the Federal Communications Commission, one of the Partners assigned and contributed to the Partnership on December 30, 1998, its interest in PCS broadband licenses for two Basic Trading Areas: the D-Block license in Harrisburg, PA and the E-Block license in York-Hanover, PA.

     License costs are accounted for in accordance with industry practices and amortized over a period of 40 years. Since the licenses were transferred to the Company on December 30, 1998, no amortization expense was recorded in 1998 and 1997 for PCS license fees.

D&E/Omnipoint Joint Venture, L.P.
Notes to Financial Statements
December 31, 1998 and 1997

     Deferred financing costs are amortized over the life of the related financing agreement.

     Impairment of long-lived assets

     Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future cash flows. Management has determined there has been no impairment to the carrying values of such assets in 1998 and 1997.

     Capitalized interest

     The cost of funds used to finance construction projects is capitalized as part of the construction costs. Interest costs related to construction projects are reflected as a cost of the assets and reduction of interest expense. Interest costs capitalized on assets were $478,712 in 1998 and $75,072 in 1997.

     Income tax

     Federal and state income taxes are payable by the individual Partners; therefore, no provision or liability for income taxes is reflected in the financial statements. For income tax purposes, each item of income, gain, loss deduction or credit entering into the computation of the Partnership's taxable income shall be allocated in the same proportion as profits and losses are allocated between the Partners.

     Fair value of financial instruments

     Financial instruments subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value.

 3. Supplemental Cash Flow Information:


                                                               1998              1997
   Cash paid for interest                                   $   454,762      $        --

   Noncash investing and financing activities:
     Fixed assets funded by financing agreement             $10,531,571      $        --
     Licenses contributed by D&E                              1,625,876               --
     Fixed assets contributed by Partners                            --        9,109,904
     Capital expenditures included in accounts payable        2,262,881        7,587,236

D&E/Omnipoint Joint Venture, L.P.
Notes to Financial Statements
December 31, 1998 and 1997


4. Inventory:

     Inventory consists of the following for December 31, 1998 and 1997:

                                     1998             1997

     Handsets                      $283,199         $240,563
     Accessories                     54,077           69,840
     Other                               --            2,200
                                   --------         --------
                                   $337,276         $312,603
                                   ========         ========

5. Prepaid Expenses


     Prepaid expenses and other assets consist of the following at December 31, 1998 and 1997:

                                      1998             1997

     Prepaid rent                   $137,877         $    --
     Insurance                        10,596              --
     Vendor credits                  155,285              --
     Other                            30,419           19,266
                                    --------         --------
                                    $334,177         $ 19,266
                                    ========         ========


 6. Plant and Equipment

    Plant and equipment at December 31, 1998 and 1997 comprise the following:

                                                   1998                1997

     Network infrastructure                     $34,068,579      $14,171,185

     Machinery, office and computer
       equipment                                    280,435          214,211

     Improvements to leased properties              613,612          351,117

     Motor vehicles                                  77,365           74,084

     Under construction                           5,536,065        4,229,424
                                                -----------      -----------
                                                 40,576,056       19,040,021
     Less: Accumulated depreciation               3,908,319          202,231
                                                -----------      -----------
     Plant and equipment, net                   $36,667,737      $18,837,790
                                                ===========      ===========

D&E/Omnipoint Joint Venture, L.P.
Notes to Financial Statements
December 31, 1998 and 1997

 7. Long term Debt

     In September 1998, the Company entered into a $40 million financing agreement with a vendor (the Vendor) to finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. Advances exercised by PCS ONE at December 31, 1998 amounted to $26,554,020. On December 30, 1998, the Vendor entered into an assignment and acceptance agreement with two unrelated parties (the Unrelated Parties) in which the Unrelated Parties acquired and assumed all rights over the advances made to PCS ONE, and all of the Vendor's outstanding and committed advances under the financing agreement.

     The principal amount is payable in quarterly installments beginning June 30, 2001. Interest on the unpaid principal balance on all loans is payable quarterly in arrears at varying rates, at a base rate or LIBOR plus a margin, at the option of the Partnership.

     Interest accrued as of December 31, 1998 was $83,605. The Company is subject to certain financial and operational covenants including restrictions on the payment of distributions to the Partners, restrictions on additional indebtedness and attaining certain financial performance measurements. The Partnership was in compliance with these covenants at December 31, 1998.

     Maturities of long-term debt for each year ending December 31, 1999 through 2003, are as follows:

     1999                                      $      --
     2000                                             --
     2001                                       2,987,327
     2002                                       3,983,103
     2003                                       4,978,879


 8. Commitments and Contingencies:

     As part of the financing agreement discussed in Note 7, the Company has a commitment to purchase equipment from the Vendor aggregating to $10 million by December 31, 1999 with no less than $6 million of such purchases being completed by December 31, 1998. As of December 31, 1998 the Company had purchased equipment from the Vendor totaling approximately $7.9 million.

D&E/Omnipoint Joint Venture, L.P.
Notes to Financial Statements
December 31, 1998 and 1997

     The Company has entered into certain noncancelable operating leases for its offices and retail locations. Future minimum rentals under these noncancelable operating leases as of December 31, 1998 are as follows:


     1999                                                           $  255,849
     2000                                                              261,666
     2001                                                              269,215
     2002                                                              276,167
     2003                                                              155,737
     Thereafter                                                        300,996
                                                                    ----------
     Total minimum rentals                                          $1,519,630
                                                                    ==========

     Total rental expense for the year ended December 31, 1998 and the two-month period ended December 31, 1997 was $1,284,795 and $220,396, respectively.

 9. Partners' Equity

     Under the terms of the Partnership Agreement, the Management Committee may require each general partner to advance up to $1 million per year to the Partnership in the form of loans, and to contribute additional capital to the company in proportion to their respective interest in the Partnership.

     The company received initial contributions from D&E and Omnipoint of $9,109,904 and additional contributions in 1997 and 1998 of $4,155,000 and $11,936,606, respectively.

 10. Related Parties Transactions

     As part of the Partnership Agreement, the Company entered into separate service agreements with the Partners covering services such as engineering, accounting and financing, human resources, marketing and public relations, billing, interconnection and telecommunications. Costs incurred under such agreements during 1998 and 1997 amounted to $4,190,077 and $492,743, respectively.

     Additionally, the Partnership purchases from one of the Partners handsets and accessories, at the Partner's cost, to be used in the performance of the Partnership's business. Purchases of handsets and accessories during 1998 and 1997 amounted to $4,263,775 and $772,873, respectively.