Form 10-Q
period 1999-03-31
D&E COMMUNICATIONS INC
filed 1999-05-12
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________


                        Commission File Number: 000-20709
                                                ---------


                            D&E Communications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                  PENNSYLVANIA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                I.R.S. Employer Identification Number: 23-2837108
                                                       ----------

                            Brossman Business Complex
                              124 East Main Street
                                  P. O. Box 458
                           Ephrata, Pennsylvania 17522
                    ----------------------------------------
                    (Address of principal executive offices)


                  Registrant's Telephone Number: (717) 733-4101
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at May 5, 1999
    --------------------------------------       --------------------------
    Common Stock, par value $.16 per share            7,394,368  Shares

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


Item No.                                                                   Page
--------                                                                   ----

                          PART I. FINANCIAL INFORMATION

    1. Financial Statements

                  Consolidated Statements of Operations --
                           For the three months ended
                           March 31, 1999 and 1998 .....................      1

                  Consolidated Balance Sheets --
                           March 31, 1999 and December 31, 1998 ........      2

                  Consolidated Statements of Cash Flows --
                           For the three months ended
                           March 31, 1999 and 1998......................      3

                  Consolidated Statement of Comprehensive Income --
                           For the three months ended
                           March 31, 1999 and 1998 .....................      4

                  Notes to Consolidated Financial Statements ...........    5-8

    2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................   9-13

    3. Quantitative and Qualitative Disclosure
                  about Market Risks ...................................     14


                           PART II. OTHER INFORMATION


    6. Exhibits and Reports on Form 8-K ................................     15


       SIGNATURES ......................................................     16

Form 10-Q Part I - Financial Information
Item 1. Financial Statements


                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
OPERATING REVENUE

   Communication service revenues ..................     $ 12,177      $ 10,648
   Communication products sold .....................        3,447         1,748
   Other ...........................................          278           316
                                                         --------      --------
      Total Operating Revenues .....................       15,902        12,712
                                                         --------      --------
OPERATING EXPENSE

   Communication service expenses ..................        4,937         4,085
   Cost of communication products sold .............        2,557         1,217
   Depreciation and amortization ...................        2,305         2,383
   Marketing and customer services .................        1,089           810
   General and administrative services .............        2,567         2,671
                                                         --------      --------
      Total Operating Expenses .....................       13,455        11,166
                                                         --------      --------
           Operating Income ........................        2,447         1,546
                                                         --------      --------
OTHER INCOME (EXPENSE)

   Allowance for funds used during construction ....            5            18
   Equity in net losses of affiliates ..............       (3,611)       (2,151)
   Interest expense ................................         (463)         (731)
   Gain on sale of investment ......................        8,982            --
   Other, net ......................................          299           447
                                                         --------      --------
      Total Other Income (Expense) .................        5,212        (2,417)
                                                         --------      --------
           Income (loss) before income taxes,
              dividends on utility preferred stock .        7,659          (871)

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

   Income taxes ....................................        3,147           (15)
   Dividends on utility preferred stock ............           16            16
                                                         --------      --------
      Total Income taxes and dividends
         on utility preferred stock ................        3,163             1
                                                         --------      --------
NET INCOME (LOSS) ..................................     $  4,496      $   (872)
                                                         ========      ========
   Average common shares outstanding ...............        7,424         7,345

BASIC EARNINGS (LOSS) PER COMMON SHARE
   Net income (loss) per common share ..............     $   0.61      $  (0.12)
                                                         ========      ========
   Dividends per common share ......................     $   0.10      $   0.10
                                                         ========      ========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                        March 31,     December 31,
                                                                          1999           1998
                                                                       -----------    ------------
                                                                       (Unaudited)
                                    ASSETS
CURRENT ASSETS
       Cash and cash equivalents ..................................     $   5,537      $  7,192
       Temporary investments ......................................        17,653        14,805
       Accounts receivable ........................................         7,340         7,109
       Accounts receivable - affiliated companies .................         3,206         2,903
       Inventories, lower of cost or market, at average cost ......         1,271         1,028
       Prepaid expenses ...........................................         3,128         3,658
       Other ......................................................         1,190           689
                                                                        ---------      --------
          TOTAL CURRENT ASSETS ....................................        39,325        37,384
                                                                        ---------      --------
INVESTMENTS
       Investments and advances in affiliated companies ...........         7,326         9,303
       Investment available for sale ..............................        11,227            --
       Other ......................................................           359           359
                                                                        ---------      --------
                                                                           18,912         9,662
                                                                        ---------      --------
PROPERTY, PLANT AND EQUIPMENT
       In service .................................................       125,006       123,766
       Under construction .........................................           345           426
                                                                        ---------      --------
                                                                          125,351       124,192
       Less accumulated depreciation ..............................        64,383        62,526
                                                                        ---------      --------
                                                                           60,968        61,666
                                                                        ---------      --------
OTHER ASSETS
       Accounts receivable - affiliated companies .................           215           461
       Other ......................................................           912           904
                                                                        ---------      --------
                                                                            1,127         1,365
                                                                        ---------      --------
       TOTAL ASSETS ...............................................     $ 120,332      $110,077
                                                                        =========      ========
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Long-term debt maturing within one year ....................         1,063         1,063
       Accounts payable ...........................................         8,002         7,924
       Accrued taxes ..............................................           522           491
       Accrued interest and dividends .............................           596           449
       Advance billings, customer deposits and other ..............         3,229         3,423
                                                                        ---------      --------
          TOTAL CURRENT LIABILITIES ...............................        13,412        13,350
                                                                        ---------      --------
LONG-TERM DEBT ....................................................        22,657        22,657
                                                                        ---------      --------
OTHER LIABILTIES
       Deferred income taxes ......................................        11,642         7,660
       Other ......................................................           759           802
                                                                        ---------      --------
                                                                           12,401         8,462
                                                                        ---------      --------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value
         $100, cumulative, callable at par, at the option of the
         Company, authorized 20,000 shares, outstanding
         14,456 shares ............................................         1,446         1,446
                                                                        ---------      --------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000 .         1,191         1,190
         Outstanding shares: 7,397,442 at March 31, 1999
                             7,422,396 at December 31, 1998
       Additional paid-in capital .................................        36,654        36,546
       Unrealized gain on investment ..............................         2,913            --
       Unearned ESOP Compensation .................................          (429)         (429)
       Retained earnings ..........................................        31,076        27,294
       Treasury stock at cost, 69,888 shares at March 31, 1999,
          38,480 shares at December 31, 1998 ......................          (989)         (439)
                                                                        ---------      --------
                                                                           70,416        64,162
                                                                        ---------      --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................     $ 120,332      $110,077
                                                                        =========      ========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                              Three months ended
                                                                                   March 31
                                                                            ----------------------
                                                                              1999          1998
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ................................................     $  4,496      $   (872)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization .................................        2,305         2,387
        Deferred income taxes .........................................        2,482          (128)
        Equity in net losses from affiliates ..........................        3,611         2,151
        Gain on sale of investment in affiliated company ..............       (8,982)           --
        Allowance for funds used during construction ..................           (5)          (18)
        Other, net ....................................................            2             6
     Changes in operating assets and liabilities:
        Accounts receivable and notes receivable ......................         (231)          662
        Inventories ...................................................         (244)          (84)
        Prepaid expenses ..............................................          530            88
        Accounts payable ..............................................           78        (1,116)
        Accrued taxes and accrued interest ............................          177           375
        Advance billings, customer deposits and other .................         (195)         (627)
        Other, net ....................................................         (558)          (44)
                                                                            --------      --------
                    Net Cash Provided By Operating Activities .........        3,466         2,780
                                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures ..........................................       (1,595)       (1,591)
        Allowance for funds used during construction ..................            5            18
        Proceeds from sale of temporary investments ...................       11,866            --
        Purchase of temporary investments .............................      (14,713)      (12,000)
        Proceeds from sale of assets ..................................           25            48
        Cost of removal of plant retired ..............................          (31)          (23)
        Proceeds from sale of investment in affiliated company ........        2,420            --
        Increase in investments and advances to affiliates ............       (8,095)       (8,958)
        Decrease in investments and repayments from affiliates ........        6,153         3,849
                                                                            --------      --------
                    Net Cash Used In Investing Activities .............       (3,965)      (18,657)
                                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends on common stock .....................................         (673)         (677)
        Net proceeds from revolving lines of credit ...................           --           425
        Payments on long-term debt ....................................           --        (6,000)
        Proceeds from issuance of common stock ........................           67        25,987
        Purchase of treasury stock ....................................         (550)          --
                                                                            --------      --------
                    Net Cash Provided By (Used In) Financing Activities       (1,156)       19,735
                                                                            --------      --------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS .............................................       (1,655)        3,858

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD ..............................................        7,192            61
                                                                            --------      --------
     END OF PERIOD ....................................................     $  5,537      $  3,919
                                                                            ========      ========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                 Consolidated Statement of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31
                                                           --------------------
                                                            1999           1998
                                                           ------         -----
Net income (loss) ................................         $4,496         $(872)
Other comprehensive income, net of tax ...........          2,913            --
                                                           ------         -----
Total comprehensive income .......................         $7,409         $(872)
                                                           ======         =====

                See notes to consolidsated financial statements.

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

          D&E Communications, Inc. is a telecommunications holding company. The accompanying consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone); D&E Holdings, L.P. (Holdings L.P.); D&E Telephone and Data Systems (TDS); D&E Marketing Corp. (Marketing); D&E Wireless, Inc. (Wireless); D&E Investments, Inc. (Investments); and D&E Systems, Inc. (Systems). D&E Communications, Inc., including these subsidiary companies, is defined and referred to herein as (D&E).

          The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2)  NON-CASH FINANCING AND INVESTING ACTIVITIES

          On March 25, 1999, D&E exchanged its shares of D&E SuperNet, Inc. (SuperNet)for cash and shares of OneMain.com, Inc. (OneMain). The non-cash value of the share exchange was recorded as a net increase in investments of $6,562. The increase in

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


     market price of the OneMain shares subsequent to the share exchange increased the investment by $4,413 and the unrealized net of tax gain on investment by $2,913. See Note 3.

(3)  EXCHANGE OF INVESTMENT

          On March 25, 1999, Investments sold its fifty percent interest in SuperNet in exchange for $2,420 cash and $6,814 in shares of OneMain. D&E owns less than 5% of the outstanding shares of OneMain. D&E records trades of equity securities on a trade date basis. The shares of OneMain are held as available-for-sale securities and are valued at a discount from market price to take into consideration certain trading restrictions on the shares.


(4)  INVESTMENTS IN AFFILIATED COMPANIES

          D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE). PCS ONE was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading Basic Trading Areas. The results of PCS ONE as a significant subsidiary of D&E are as follows:

                                                          Three months ended
                                                               March 31
                                 PCS ONE                 --------------------
                              Total company                1999         1998
                              -------------              -------      -------
              Net sales ............................      $3,157       $  508

              Net loss .............................     ($5,028)     ($3,195)

(5)  SUBSEQUENT EVENTS

          As previously reported in its current report on Form 8-K dated April 21, 1999, D&E holds a one-third ownership interest in EuroTel L.L.C., a domestic corporation which owns 100% of PenneCom B.V. (PenneCom), a provider of local exchange telephone, cable television and data transmission services in Central Europe. On April 12, 1999, D&E announced that PenneCom signed a

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


     definitive agreement to sell its Polish operations for $140,000 in cash and notes during 1999. The sale is subject, among other things, to Polish regulatory review and, after payment of outstanding debt and other expenses, will generate approximately $80,000 to PenneCom.

(6)  BUSINESS SEGMENT DATA

          Financial results for D&E's four primary operating segments are as follows:

                                                          Three months ended
                                                               March 31
                                                       ------------------------
                                                         1999            1998
                                                       --------       ---------
External Customer Revenues

     Telecommunication Services ................       $  9,279        $  8,821
     Telephone & Data Services .................          4,864           2,776
     Wireless Services .........................          1,403             881
     International Communication Services ......            356             155
     Corporate, Other and Eliminations .........             --              79
                                                       --------       ---------
        Total Company ..........................       $ 15,902        $ 12,712
                                                       ========       =========

Intersegment Revenues

     Telecommunication Services ................       $    350        $    242
     Telephone & Data Services .................             88              94
     Corporate, Other and Eliminations .........           (438)           (336)
                                                       --------       ---------
        Total Company ..........................             --              --
                                                       ========       =========

Net Income (Loss)

     Telecommunication Services ................       $  1,265        $    745
     Telephone & Data Services .................            115             (14)
     Wireless Services .........................         (1,670)         (1,237)
     International Communication Services ......         (1,287)           (626)
     Corporate, Other and Eliminations .........          6,073             260
                                                       --------       ---------
        Total Company ..........................       $  4,496       ($   872)
                                                       ========       =========

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


Assets

     Telecommunication Services ..................       $ 95,232       $101,780
     Telephone & Data Services ...................          8,057          7,438
     Wireless Services ...........................          4,726         13,320
     International Communication Services ........          6,626          8,721
     Corporate, Other and Eliminations ...........          5,691          6,031
                                                         --------       --------
        Total Company ............................       $120,332       $137,290
                                                         ========       ========

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months ended March 31, 1998 have been reclassified for comparative purposes.

RESULTS OF OPERATIONS

     Summary. Operating revenues increased 25.1% for the three months ended March 31, 1999 compared with the same period of 1998. The increase was primarily from communication products sold. Operating expenses increased 20.5% for the first three months of 1999 compared to the first quarter of 1998. The result was an operating profit of 15.4% or $2,447 on revenues of $15,902 for the first quarter of 1999 compared to 12.2% or $1,546 on revenues of $12,712 for the three months ended March 31, 1998.

     Other income included a gain of $8,982 from the exchange of SuperNet stock for cash and stock in OneMain. The net of tax gain was $5,921. Net income increased to $4,496 or $0.61 per share in the first quarter of 1999 from a loss of $872 or $0.12 per share in the three months ended March 31, 1998.

     Operating Revenues. Consolidated operating revenues for the three months ended March 31, 1999 were $15,902, up from $12,712 for the first quarter in 1998.

     Telecommunications Services segment revenues increased 6.2% to $9,629 in 1999 from $9,063 in 1998. The increase was primarily from an increase in the number of access lines and increases in network access services.

     Telephone & Data Services segment revenues increased 72.5% to $4,952 in 1999 from $2,870 in 1998. The increase resulted from utilization of a larger sales and marketing staff that increased the sales of telecommunication equipment to industries and several educational institutions. The growth included computer networking services with installations of software and large orders for computer hardware for several multi-location clients.

     Wireless Services segment revenues increased 59.3% to $1,403 in 1999 from $881 in 1998. The increase was from the continued build out of the PCS ONE wireless network and expansion of sales and customer support services provided to PCS ONE.

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     International Communication Services segment revenues increased 129.7% to $356 in 1999 from $155 in 1998. The increase was related to the additional support service provided in connection with the build out of the operation in Poland.

     Operating Expenses. Total operating expenses for the three-month period ended March 31, 1999 were $13,455, up 20.5% from $11,166 during the same quarter in 1998. The primary reason for the increase was the increase in cost of goods sold related to equipment sales.

     Communication service expenses include network operations, network access, and directory advertising which increased in line with revenue growth. Other communication service costs included in this category, increased 74.8% to $1,956 in 1999 from $1,119 in 1998. The increase was approximately $550 for support services provided to PCS ONE and $200 for European operations related to the development and expansion of new businesses.

     The cost of communication products sold increased 110.1% to $2,557 in 1999 from $1,217 in 1998. The increase related to increased equipment sales and computer networking installations. The cost increase was a greater percentage than revenue increases partially as a result of a higher mix of hardware to software sales.

     Depreciation and amortization decreased 3.3% to $2,305 in 1999 from $2,383 in 1998. Depreciation increased $147 from continuing capital additions. Several issues account for the amortization decrease of $225. As a result of returning the C-Block PCS license to the Federal Communications Commission (FCC) in June 1998 amortization decreased $149. Additionally, D&E adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," in the fourth quarter of 1998. As a result, organization costs were fully expensed in 1998, which decreased 1999 expenses by $29. Separately, a non-compete agreement was fully amortized during 1998 which decreased 1999 cost by $47.

     Marketing and customer services increased 34.4% to $1,089 in 1999 from $810 in 1998. Increased sales costs related to telecommunications products sold accounted for approximately $130 of this increase and marketing and advertising costs accounted for approximately $117.

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Other Income (Expense). Other income (expense) for the three months ended March 31, 1999 was a net income of $5,212, compared with a net expense of $2,417 in the same quarter of 1998. A gain on the exchange of SuperNet stock for an investment in OneMain was $8,982 in March 1999 with no similar transaction in the prior year. Equity in the net losses of affiliates continued to grow with the development of new telephone systems in Poland accounting for a $615 additional loss and PCS ONE accounting for an $820 additional loss. Future losses are expected to continue while PCS ONE develops its business and until completion of the anticipated sale of the Polish company later this year. Approximately $76 of decreased equity in earnings of affiliates resulted from the second quarter 1998 sale of an investment in Berks & Reading Area Cellular Enterprises.

     Interest expense for the three months ended March 31, 1999 was $463, down $268 from $731 in 1998. The return of the C-Block license to the FCC reduced interest expense by $208. Other long-term debt repayments during 1998 accounted for the remaining decrease in interest expense.

     Income taxes. Income taxes were $3,147 for the three months ended March 31, 1999, compared to a benefit of $15 in 1998. The increase is primarily related to the gain on the exchange of SuperNet shares. The total tax accrued on the SuperNet transaction was $3,061 of which $2,238 is deferred.

FINANCIAL CONDITION

     Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the existing local exchange network and business development activities. D&E expects that foreseeable capital requirements for its existing businesses will be financed primarily through internally generated funds, use of its existing cash or temporary investments, and additional debt. Additional short or long-term debt or equity financing may be needed to fund growth of new business development activities, and to enhance D&E's capital structure.

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     In addition to cash provided from operations, D&E's primary single source of funds for the three months ended March 31, 1999 was $2,420 from the exchange of SuperNet shares for an investment in OneMain. During the first quarter of 1999, $550 was used to repurchase treasury shares.

     At March 31, 1999, $17,653 was invested in commercial paper, and $5,537 was held in cash balances. An additional $15,000 was available on short-term lines of credit.

     D&E's ratio of total debt to total debt plus capital decreased to 24.8% at March 31, 1999 from 26.6% at December 31, 1998. This change resulted primarily from the increase in equity resulting from the SuperNet transaction.

OTHER

     D&E holds a one-third ownership interest in EuroTel L.L.C., a domestic corporation which owns 100% of PenneCom, a provider of local exchange telephone, cable television and data transmission services in Central Europe. On April 12, 1999, D&E announced that PenneCom signed a definitive agreement to sell its Polish operations for $140,000 in cash and notes during 1999. The sale is subject, among other things, to Polish regulatory review and, after payment of outstanding debt and other expenses, will generate approximately $80,000 to PenneCom. D&E's share of this additional capital may be used to help finance the expansion of the territory it serves in south central Pennsylvania through its Competitive Local Exchange Carrier (CLEC).

     In compliance with state statutory law, commonly known as Chapter 30, D&E Telephone petitioned the Pennsylvania Public Utility Commission (PUC) in July 1998 for a price-cap form of regulation as an alternative to the PUC's existing rate base/rate of return form of regulation. The PUC expected to render an Order in June 1999, however, D&E Telephone has agreed to allow the PUC to delay issuing its Order until July 1999. If D&E Telephone accepts the PUC Order, an accelerated network modernization plan will be adopted along with a new ratemaking process where, instead of an opportunity return on investment,

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


price adjustments are based on the Gross Domestic Product Price Index possibly adjusted for a productivity offset. If D&E Telephone rejects the PUC Order, another Chapter 30 petition will be required within six months.

     A world wide Year 2000 remediation issue has arisen as a result of computer programs having been written to use two digits rather than four to identify the applicable year. Specifically, some of D&E's programs that have date-sensitive software might recognize a date entry using "00" as the year 1900 rather than 2000. D&E addressed this issue by identifying in Phase I, the programs that needed to be modified. In Phase II, the renovation, validation and implementation of modifications has been completed for essential programs, including the billing system software and the accounting data base system. Operating systems in the Company's personal computers have been updated, and Year 2000 compliance has been confirmed by vendors whose services are critical to D&E's compliance. Other software program modifications and testing are nearing completion and should be finished in the second quarter of 1999. D&E anticipates that training and implementation of the contingency plan will be completed during 1999. The cost of completing the modifications has been immaterial to the current operations and management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business activities.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements as to the Year 2000 remediation issue and the future performance of D&E and its various domestic and international joint venture investments. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Form 10-Q

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Part I - Financial Information (continued)

                 Item 3. Quantitative and Qualitative Disclosure
                               About Market Risks

     D&E does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

Exhibit                    Identification
  No.                        of Exhibit                         Reference
-------                    --------------                       ---------

  27                    Financial Data Schedule.              Filed herewith.


(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    D&E Communications, Inc.
                                           (Registrant)

Date: May 12, 1999
                                    By: /s/ Anne B. Sweigart
                                        -------------------------------------
                                        Anne B. Sweigart
                                        President, Chairman of the Board, and
                                        Chief Executive Officer
                                        (On behalf of the Registrant)


Date: May 12, 1999
                                    By: /s/ Thomas E. Morell
                                        ---------------------------------------
                                        Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (On behalf of the Registrant and as
                                            Principal Financial Officer)

              UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF
                                 MAY 12, 1999.

                    D&E COMMUNICATIONS, INC. AND SUBSIDIARIES


                                INDEX TO EXHIBITS

Exhibit                    Identification
  No.                        of Exhibit                            Reference
-------                    --------------                          ---------

  27                     Financial Data Schedule.               Filed herewith.