Form 10-Q
period 1999-06-30
D&E COMMUNICATIONS INC
filed 1999-08-12
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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


                                  PENNSYLVANIA
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


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
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X    No
                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at August 5, 1999
               -----                            -----------------------------
Common Stock, par value $.16 per share               7,386,094 Shares

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries


                                TABLE OF CONTENTS


Item No.                                                                   Page
--------                                                                   ----

                          PART I. FINANCIAL INFORMATION

   1. Financial Statements

          Consolidated Statements of Operations --
               For the three months and six months ended
               June 30, 1999 and 1998 .................................       1

          Consolidated Balance Sheets --
               June 30, 1999 and December 31, 1998 ....................       2

          Consolidated Statements of Cash Flows --
               For the three months and six months ended
               June 30, 1999 and 1998..................................       3

          Consolidated Statement of Comprehensive Income --
               For the three months and six months ended
               June 30, 1999 and 1998 .................................       4

          Notes to Consolidated Financial Statements ..................     5-8

   2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................    9-16

   3. Quantitative and Qualitative Disclosure about Market Risks ......      17


                           PART II. OTHER INFORMATION


   1. Legal Proceedings................................................   18-19

   4. Submission of Matters to a Vote of Security Holders .............   19-20

   6. Exhibits and Reports on Form 8-K ................................      20

      SIGNATURES ......................................................      21

Form 10-Q Part I - Financial Information
Item 1.  Financial Statements

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)

                                                              Three months ended             Six months ended
                                                                    June 30,                      June 30,
                                                            -----------------------       -----------------------
                                                              1999           1998           1999           1998
                                                            --------       --------       --------       --------
OPERATING REVENUE
   Communication service revenues ....................      $ 12,623       $ 10,717       $ 24,800       $ 21,365
   Communication products sold .......................         2,786          1,736          6,233          3,484
   Other .............................................           322            273            600            589
                                                            --------       --------       --------       --------
      Total Operating Revenues .......................        15,731         12,726         31,633         25,438
                                                            --------       --------       --------       --------

OPERATING EXPENSE

   Communication service expenses ....................         4,968          4,016          9,905          8,104
   Cost of communication products sold ...............         2,059          1,166          4,616          2,383
   Depreciation and amortization .....................         2,356          2,370          4,661          4,753
   Marketing and customer services ...................         1,243            884          2,332          1,693
   General and administrative services ...............         2,927          2,600          5,494          5,269
                                                            --------       --------       --------       --------
      Total Operating Expenses .......................        13,553         11,036         27,008         22,202
                                                            --------       --------       --------       --------
           Operating Income ..........................         2,178          1,690          4,625          3,236
                                                            --------       --------       --------       --------

OTHER INCOME (EXPENSE)

   Allowance for funds used during construction ......             9             20             14             38
   Equity in net losses of affiliates ................        (2,758)        (2,429)        (6,369)        (4,579)
   Interest expense ..................................          (461)          (634)          (924)        (1,365)
   Gain on sale of investment ........................             0          1,659          8,982          1,659
   Other, net ........................................           413            506            712            953
                                                            --------       --------       --------       --------
      Total Other Income (Expense) ...................        (2,797)          (878)         2,415         (3,294)
                                                            --------       --------       --------       --------
           Income (loss) before income taxes,
              dividends on utility preferred stock and
              extraordinary item .....................          (619)           812          7,040            (58)

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

   Income taxes ......................................           145            606          3,291            591
   Dividends on utility preferred stock ..............            16             16             33             33
                                                            --------       --------       --------       --------
      Total Income taxes and dividends
         on utility preferred stock ..................           161            622          3,324            624
                                                            --------       --------       --------       --------
           Income (loss) before extraordinary item ...          (780)           190          3,716           (682)

   Extraordinary loss on early extinguishment of
       debt, net of income tax benefit of $220 .......             0         (7,901)             0         (7,901)
                                                            --------       --------       --------       --------
NET INCOME (LOSS) ....................................      $   (780)      $ (7,711)      $  3,716       $ (8,583)
                                                            ========       ========       ========       ========
   Average common shares outstanding .................         7,392          7,439          7,407          7,392

BASIC EARNINGS (LOSS) PER COMMON SHARE
   Net income (loss) before extraordinary item .......      $  (0.11)      $   0.02       $   0.50       $  (0.09)
   Extraordinary item ................................          0.00          (1.06)          0.00          (1.07)
                                                            --------       --------       --------       --------
       Net income (loss) per common share ............      $  (0.11)      $  (1.04)      $   0.50       $  (1.16)
                                                            ========       ========       ========       ========
   Dividends per common share ........................      $   0.10       $   0.10       $   0.19       $   0.19
                                                            ========       ========       ========       ========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                     June 30,    December 31,
                                                                       1999          1998
                                                                   -----------   ------------
                                                                   (Unaudited)
                               ASSETS
CURRENT ASSETS
    Cash and cash equivalents ................................      $   2,713       $   7,192
    Temporary investments ....................................         17,624          14,805
    Accounts receivable ......................................          7,440           7,109
    Accounts receivable - affiliated companies ...............          5,430           2,903
    Inventories, lower of cost or market, at average cost ....          1,120           1,028
    Prepaid expenses .........................................          2,534           3,658
    Other ....................................................            433             689
                                                                    ---------       ---------
      TOTAL CURRENT ASSETS ...................................         37,294          37,384
                                                                    ---------       ---------
INVESTMENTS
    Investments and advances in affiliated companies .........          4,519           9,303
    Investment available for sale ............................          7,317            --
    Other ....................................................            359             359
                                                                    ---------       ---------
                                                                       12,195           9,662
                                                                    ---------       ---------
PROPERTY, PLANT AND EQUIPMENT
    In service ...............................................        126,535         123,766
    Under construction .......................................          1,317             426
                                                                    ---------       ---------
                                                                      127,852         124,192
    Less accumulated depreciation ............................         66,295          62,526
                                                                    ---------       ---------
                                                                       61,557          61,666
                                                                    ---------       ---------
OTHER ASSETS
    Accounts receivable - affiliated companies ...............            302             461
    Other ....................................................            906             904
                                                                    ---------       ---------
                                                                        1,208           1,365
                                                                    ---------       ---------
      TOTAL ASSETS ...........................................      $ 112,254       $ 110,077
                                                                    =========       =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Long-term debt maturing within one year ..................          1,063           1,063
    Accounts payable .........................................          7,224           7,924
    Accrued taxes ............................................            208             491
    Accrued interest and dividends ...........................            457             449
    Advance billings, customer deposits and other ............          2,052           3,423
                                                                    ---------       ---------
      TOTAL CURRENT LIABILITIES ..............................         11,004          13,350
                                                                    ---------       ---------
LONG-TERM DEBT ...............................................         22,657          22,657
                                                                    ---------       ---------
OTHER LIABILTIES
    Deferred income taxes ....................................         10,247           7,660
    Other ....................................................            738             802
                                                                    ---------       ---------
                                                                       10,985           8,462
                                                                    ---------       ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
    par value $100, cumulative, callable at par,
    at the option of the Company, authorized
    20,000 shares, outstanding  14,456 shares ................          1,446           1,446
                                                                    ---------       ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
    Common stock, par value $.16, authorized
    shares 30,000,000 ........................................          1,192           1,190
      Outstanding shares:   7,388,730 at June 30, 1999
                            7,422,396 at December 31, 1998
    Additional paid-in capital ...............................         36,782          36,546
    Unrealized gain on investment ............................            332            --
    Unearned ESOP Compensation ...............................           (429)           (429)
    Retained earnings ........................................         29,586          27,294
    Treasury stock at cost, 84,631 shares at June 30, 1999,
       38,480 shares at December 31, 1998 ....................         (1,301)           (439)
                                                                    ---------       ---------
                                                                       66,162          64,162
                                                                    ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............      $ 112,254       $ 110,077
                                                                    =========       =========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                                              Six months ended
                                                                                   June 30,
                                                                           -----------------------
                                                                             1999           1998
                                                                           --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES .................................     $  6,694       $  5,033
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures ...........................................       (4,518)        (3,796)
      Proceeds from sale of temporary investments ....................       17,758           --
      Purchase of temporary investments ..............................      (20,577)       (12,000)
      Proceeds from sale of investment in affiliated company .........        2,420          2,375
      Increase in investments and advances to affiliates .............      (14,008)       (20,783)
      Decrease in investments and repayments from affiliates .........        9,804         12,997
                                                                           --------       --------

         Net Cash Used In Investing Activities .......................       (9,121)       (21,207)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends on common stock ......................................       (1,345)        (1,353)
      Net proceeds from revolving lines of credit ....................         --            3,513
      Payments on long-term debt .....................................         --           (6,000)
      Proceeds from issuance of common stock .........................          155         26,087
      Purchase of treasury stock .....................................         (861)          --
                                                                           --------       --------

         Net Cash Provided By (Used In) Financing Activities .........       (2,051)        22,247
                                                                           --------       --------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS .............................................       (4,478)         6,073

CASH AND CASH EQUIVALENTS
    BEGINNING OF PERIOD ..............................................        7,192             61
                                                                           --------       --------

    END OF PERIOD ....................................................     $  2,714       $  6,134
                                                                           ========       ========

                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)


                                              Three months ended           Six months ended
                                                   June 30,                     June 30,
                                             ---------------------       --------------------
                                               1999          1998          1999         1998
                                             -------       -------       -------      -------
Net income (loss) .....................      $  (780)      $(7,711)      $ 3,716      $(8,583)

Other comprehensive income (loss):
  Unrealized gain (loss) on investment,
     net of tax .......................       (2,581)         --             332         --
                                             -------       -------       -------      -------

Total comprehensive income (loss) .....      $(3,361)      $(7,711)      $ 4,048      $(8,583)
                                             =======       =======       =======      =======

                See notes to consolidated financial stastements.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                         Part I - Financial Information

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

(2) NON-CASH FINANCING AND INVESTING ACTIVITIES

     On March 25, 1999, D&E exchanged its shares of D&E SuperNet, Inc. (SuperNet)for cash and shares of OneMain.com, Inc. (OneMain). The non-cash value of the share exchange was recorded as a net increase in investments of $6,562. The increase in market price of the OneMain shares subsequent to the share exchange increased the investment by $503 and the unrealized net of tax gain on investment by $332. See Note 3.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(3) EXCHANGE OF INVESTMENT

     On March 25, 1999, Investments sold its fifty percent interest in SuperNet in exchange for $2,420 cash and $6,814 in shares of OneMain. D&E owns less than 5% of the outstanding shares of OneMain. D&E records trades of equity securities on a trade date basis. The shares of OneMain are held as available-for-sale securities and are valued at a discount from market price to take into consideration certain trading restrictions on the shares. The market value of D&E's investment in OneMain at June 30, 1999 was $7,317.

(4) INVESTMENTS IN AFFILIATED COMPANIES

     (a) PCS ONE

     D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) which was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of PCS ONE were as follows:

                                Three months ended         Six months ended
                                      June 30                   June 30
                               -------------------       --------------------
                                 1999        1998          1999        1998
                               -------     -------       -------      -------
     Net sales ...............  $4,000      $  967        $7,157       $1,475

     Net loss ................ ($4,357)    ($3,548)      ($9,385)     ($6,743)

     D&E's share of loss...... ($2,179)    ($1,774)      ($4,693)     ($3,372)

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

     (b) EuroTel

     As previously reported, D&E holds a one-third ownership interest in EuroTel L.L.C. (EuroTel), a domestic corporation which owns 100% of PenneCom B.V. (PenneCom), a Netherlands corporation which provides local exchange telephone, cable television and data transmission services in Central Europe. On April 12, 1999, D&E announced that PenneCom had signed a definitive agreement to sell the shares of its Polish operations (Pilicka Telefonia, S.A.) to Elektrim S.A. (Elektrim) for $140,000 in cash and notes during 1999 and that the sale was subject to, among other things, Polish regulatory review. It was projected that after payment of outstanding debt and other expenses, the sale would generate approximately $80,000 of net cash to PenneCom. On July 27, 1999, Polish regulatory authorities approved the proposed share purchase. However, on July 28, 1999, Elektrim issued written notice to PenneCom that it would not honor the purchase agreement and on August 2, 1999, PenneCom filed an arbitration request with the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. See Item 1(a) of Part II of this Report.

(5) SUBSEQUENT EVENTS

     In July, D&E modified its Agreement for the Provision of Enhanced 9-1-1 Services with Lancaster County. The modification provides for the construction and lease of additional space to the county and extends the term of the agreement from 2004 through 2019. The agreement will be effective upon approval by the Pennsylvania Public Utility Commission (PUC).

(6) CONTINGENCIES

     See Item I of Part II of this Report for discussion of legal proceedings.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(7) BUSINESS SEGMENT DATA

     Financial results for D&E's four primary operating segments are as follows:


                                                      Three months ended           Six months ended
                                                           June 30,                     June 30,
                                                    ----------------------      ----------------------
                                                      1999          1998          1999          1998
                                                    --------      --------      --------      --------
     External Customer Revenues
         Telecommunication Services ...........     $  9,764      $  8,919      $ 19,043      $ 17,740
         Telephone & Data Services ............        4,086         2,836         8,950         5,612
         Wireless Services ....................        1,462           713         2,865         1,594
         International Communication Services .          419           160           775           315
         Corporate, Other and Eliminations ....           --            98            --           177
                                                    --------      --------      --------      --------
            Total Company .....................     $ 15,731      $ 12,726      $ 31,633      $ 25,438
                                                    ========      ========      ========      ========
     Intersegment Revenues
         Telecommunication Services ...........     $    366      $    277      $    716      $    519
         Telephone & Data Services ............          109           123           197           217
         Corporate, Other and Eliminations ....         (475)         (400)         (913)         (736)
                                                    --------      --------      --------      --------
            Total Company .....................     $     --      $     --      $     --      $     --
                                                    ========      ========      ========      ========
     Net Income (Loss)
         Telecommunication Services ...........     $  1,265      $    773      $  2,530      $  1,518
         Telephone & Data Services ............          (21)           33            94            19
         Wireless Services ....................       (1,443)       (1,264)       (3,113)       (2,501)
         International Communication Services .         (856)         (720)       (2,143)       (1,346)
         Corporate, Other and Eliminations ....          275        (6,533)        6,348        (6,273)
                                                    --------      --------      --------      --------
            Total Company .....................     $   (780)     $ (7,711)     $  3,716      $ (8,583)
                                                    ========      ========      ========      ========

                                                    June 30,    December 31,
     Assets                                           1999          1998
                                                    --------    ------------

         Telecommunication Services............     $ 92,862     $ 94,139
         Telephone & Data Services.............        7,145        6,452
         Wireless Services.....................        3,705        7,038
         International Communication Services..        6,437        5,723
         Corporate, Other and Eliminations.....        2,105       (3,275)
                                                    ========     ========
            Total Company......................     $112,254     $110,077
                                                    ========     ========

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 1998 have been reclassified for comparative purposes.

RESULTS OF OPERATIONS

     Summary. Operating revenues increased 23.6% for the three months and 24.4% for the six months ended June 30, 1999 compared with the same periods of 1998. The increases were primarily from increases in communication products sold. Operating profits as a percentage of revenue increased to 13.8% for the second quarter of 1999 compared to 13.3% for the second quarter of 1998. For the six months, operating income as a percentage of revenue increased to 14.6% in 1999 from 12.7% in 1998.

     For the six months ended June 30, 1999, other income included a gain of $8,982 from the exchange of SuperNet stock for cash and stock in OneMain. The net-of-tax gain was $5,921. A similar gain on the sale of D&E's last cellular partnership investment resulted in other income of $1,659 in the first half of 1998. No loss was recorded in 1999 similar to the extraordinary loss in June 1998 from the return of the C-Block PCS license for the Lancaster, PA Business Trading Area (BTA), and the related Federal Communications Commission (FCC) debt extinguishment. That 1998 transaction resulted in a loss (net of tax) of $7,901. Net income (loss) improved for the second quarter of 1999 to a loss of $780 or $0.11 per share from a loss of $7,711 or $1.04 per share in 1998. For the six months ended June 30, 1999 net income (loss) was an income of $3,716 or $0.50 per share compared to a loss of $8,583 or $1.16 per share in 1998.

Three months ended June 30, 1999 compared to the three months ended
June 30, 1998

     Operating Revenues. Consolidated operating revenues for the three months ended June 30, 1999 were $15,731, up from $12,726 for the second quarter in 1998. The primary reason for the increase was the increase in telephone system equipment sales and computer networking services.

     Telecommunications Services segment revenues increased 9.5% to $9,764 in 1999 from $8,919 in 1998. The increase was from an increase of approximately 5% in the number of access lines, increased local private network revenues and volume increases in intrastate and interstate access revenues.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     Telephone & Data Services segment revenues increased 44.1% to $4,086 in 1999 from $2,836 in 1998. The increase resulted from utilization of a larger sales and marketing staff that increased the sales of telecommunication equipment. The growth included computer networking services with installations of software and large orders for computer hardware for several multi-location clients.

     Wireless Services segment revenues increased 105.0% to $1,462 in 1999 from $713 in 1998. The increase was from the continued engineering services to build out the PCS ONE wireless network and expansion of sales and customer support services provided to PCS ONE.

     International Communication Services segment revenues increased 161.9% to $419 in 1999 from $160 in 1998. The increase was related to the additional support services provided in connection with the build out of the telephone company operation in Poland.


     Operating Expenses. Consolidated operating expenses for the three months ended June 30, 1999 were $13,553, up from $11,036 in 1998. The primary reason for the increase was the increase in cost of goods sold related to equipment sales.

     Communication service expenses include network operations, network access, and directory advertising all of which increased at a slower rate than revenue growth. Other communication service costs included in this category, increased 85.1% to $2,032 in 1999 from $1,098 in 1998. The increase was approximately $625 for support services provided to PCS ONE and $260 for European operations related to the development and expansion of those businesses.

     The cost of communication products sold increased 76.6% to $2,059 in 1999 from $1,166 in 1998. The increase related to increased equipment sales and computer networking installations. The cost increase was a greater percentage than revenue increases partially as a result of a higher mix of hardware to software sales.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     Depreciation and amortization decreased 0.6% to $2,356 in 1999 from $2,370 in 1998. Depreciation increased $147 from continuing capital additions. Several factors account for the amortization decrease of $161. As a result of returning the C-Block PCS license to the FCC in June 1998 amortization decreased $103. Additionally, D&E adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," in the fourth quarter of 1998. As a result, organization costs were fully expensed in 1998, which decreased 1999 expenses by $29. Separately, a non-compete agreement was fully amortized during 1998 which decreased 1999 costs by $34.

     Marketing and customer services increased 40.6% to $1,243 in 1999 from $884 in 1998. Marketing and advertising costs, largely in connection with a D&E corporate image advertising program, accounted for approximately $200 of the increase. Increased sales expenses related to telecommunications products sold accounted for approximately $64 of the increase.

     General and administrative services increased 12.6% to $2,927 in 1999 from $2,600 in 1998. The increase was primarily attributable to the 1999 Long-Term Incentive Plan approved during the second quarter and other benefit plan accruals.

     Other Income (Expense). Other income (expense) for the three months ended June 30, 1999 was a net expense of $2,797, compared with a net expense of $878 in the same quarter of 1998. Equity in the net losses of affiliates continued to grow with the development of new telephone systems in Poland contributing $308 additional loss and PCS ONE contributing a $490 additional loss. Future losses are expected to continue while PCS ONE and Pilicka develop their business and until completion of the sale of Pilicka, which is now in dispute and subject to arbitration before the International Chamber of Commerce. (See Item 1(a) of Part II of this Report.) A decrease of approximately $1,659 resulted from the second quarter 1998 sale of an investment in Berks & Reading Area Cellular Enterprises (BRACE) with no similar transaction in the second quarter of 1999.

     Interest expense decreased 27.3% to $461 in 1999 from $634 in 1998. The return of the C-Block license to the FCC reduced interest expense by $139. Other long-term debt repayments accounted for the remaining decrease in interest expense.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     Income taxes. Income taxes were $145 for the three months ended June 30, 1999, compared to $606 in 1998. The decrease was primarily related to tax on the gain from the sale of BRACE interests in 1998.

     Six months ended June 30, 1999 compared to the six months ended
June 30, 1998

     Operating Revenues. Consolidated operating revenues for the six months ended June 30, 1999 were $31,633, up from $25,438 for the first half of 1998. The primary reason for the increase was the increase in telephone system equipment sales and computer networking services.

     Telecommunications Services segment revenues increased 7.3% to $19,043 in 1999 from $17,740 in 1998. The increase was from an increase of approximately 5% in the number of access lines, increased local private network revenues and volume increases in intrastate and interstate access revenues.

     Telephone & Data Services segment revenues increased 59.5% to $8,950 in 1999 from $5,612 in 1998. The increase resulted from utilization of a larger sales and marketing staff that increased the sales of telecommunication equipment. The growth included computer networking services with installations of software and large orders for computer hardware for several multi-location clients.

     Wireless Services segment revenues increased 79.7% to $2,865 in 1999 from $1,594 in 1998. The increase was from the continued engineering services to build out the PCS ONE wireless network and expansion of sales and customer support services provided to PCS ONE.

     International Communication Services segment revenues increased 146.0% to $775 in 1999 from $315 in 1998. The increase was related to the additional support services provided in connection with the build out of the telephone company operation in Poland.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


     Operating Expenses. Consolidated operating expenses for the six months ended June 30, 1999 were $27,008, up from $22,202 in 1998. The primary reason for the increase was the increase in cost of goods sold related to equipment sales.

     Communication service expenses include network operations, network access, and directory advertising all of which increased at a slower rate than revenue growth. Other communication service costs included in this category, increased 79.8% to $3,988 in 1999 from $2,218 in 1998. The increase was approximately $1,180 for support services provided to PCS ONE and $460 for European operations related to the development and expansion of those businesses.

     The cost of communication products sold increased 93.7% to $4,616 in 1999 from $2,383 in 1998. The increase related to increased equipment sales and computer networking installations. The cost increase was a greater percentage than revenue increases partially as a result of a higher mix of hardware to software sales.

     Depreciation and amortization decreased 1.9% to $4,661 in 1999 from $4,753 in 1998. Depreciation increased $294 as a result of continuing capital additions. Several factors account for the amortization decrease of $386. As a result of returning the C-Block PCS license to the Federal Communications Commission (FCC) in June 1998 amortization decreased $252. Additionally, D&E adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," in the fourth quarter of 1998. As a result, organization costs were fully expensed in 1998, which decreased 1999 expenses by $59. Separately, a non-compete agreement was fully amortized during 1998 which decreased 1999 costs by $75.

     Marketing and customer services increased 37.7% to $2,332 in 1999 from $1,693 in 1998. Marketing and advertising costs, largely in connection with a corporate image advertising program, accounted for approximately $250 of the increase. The majority of the corporate image campaign was completed during the second quarter of 1999. Increased sales expenses related to telecommunications products sold accounted for approximately $194 of the increase.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     General and administrative services increased 4.3% to $5,494 in 1999 from $5,269 in 1998. The increase was primarily attributable to the 1999 Long-Term Incentive Plan approved in April 1999 and other benefit plan accruals.

     Other Income (Expense). Other income (expense) for the six months ended June 30, 1999 was a net income of $2,415, compared with a net expense of $3,294 in the first half of 1998. Equity in the net losses of affiliates continued to grow with the development of new telephone systems in Poland contributing a $923 additional loss and PCS ONE contributing a $1,310 additional loss. Future losses are expected to continue while PCS ONE and Pilicka develop their business and until completion of the sale of Pilicka, which is now in dispute and subject to arbitration before the International Chamber of Commerce. (See Item 1(a) of Part II of this Report.) A gain of $8,982 was recognized in March 1999 on the exchange of SuperNet stock for an investment in OneMain. A decrease of approximately $1,659 resulted from the second quarter 1998 gain on the sale of an investment in Berks & Reading Area Cellular Enterprises (BRACE).

     Interest expense decreased 32.3% to $924 in 1999 from $1,365 in 1998. The return of the C-Block license to the FCC reduced interest expense by $347. Other long-term debt repayments accounted for the remaining decrease in interest expense.

     Income taxes. Income taxes were $3,291 for the six months ended June 30, 1999, compared to $591 in 1998. The increase was primarily related to tax on the gain from the exchange of SuperNet shares. The total tax accrued on the SuperNet transaction was $3,061 of which $2,238 was deferred tax.

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

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

short or long-term debt or equity financing may be needed to fund growth of new business development activities, and to enhance D&E's capital structure.

     In addition to the $6,694 cash provided from operations, D&E's primary single source of funds for the six months ended June 30, 1999 was $2,420 from the exchange of SuperNet shares for an investment in OneMain. During the first six months of 1999, $861 was used to repurchase treasury shares.

     At June 30, 1999, $17,624 was invested in commercial paper, and $2,713 was held in cash balances. In June, D&E increased its available short-term lines of credit from $15,000 to $25,000.

     D&E's ratio of total debt to total debt plus capital decreased to 26.0% at June 30, 1999 from 26.6% at December 31, 1998. This change resulted primarily from the increase in equity resulting from the SuperNet transaction.

OTHER

     In compliance with state statutory law, commonly known as Chapter 30, D&E Telephone petitioned the Pennsylvania Public Utility Commission (PUC) in July 1998 for a price-cap form of regulation as an alternative to the PUC's existing rate base/rate of return form of regulation. The PUC expected to render an Order in June 1999, however, D&E Telephone has agreed to allow the PUC to delay issuing its Order. If D&E Telephone accepts the PUC Order, an accelerated network modernization plan will be adopted along with a new ratemaking process where, instead of an opportunity return on investment, price adjustments are based on the Gross Domestic Product Price Index possibly adjusted for a productivity offset. If D&E Telephone rejects the PUC Order, another Chapter 30 petition will be required within six months.

     A world wide Year 2000 remediation issue has arisen as a result of computer programs having been written to use two digits rather than four to identify the applicable year. Specifically, some of D&E's programs that have date-sensitive software might recognize a date entry using "00" as the year 1900 rather than 2000. D&E addressed this issue by identifying in Phase I, the programs that needed to be modified. In Phase II, the

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

renovation, validation and implementation of modifications has been completed for essential programs, including the telecommunications operating systems, the billing system software and the accounting data base system. Operating systems in D&E's personal computers have been updated, and Year 2000 compliance has been confirmed by vendors whose services are critical to D&E's compliance. Other software program modifications are nearing completion and testing will be an ongoing process. D&E anticipates that training and implementation of the contingency plan will be completed during 1999. The cost of completing the modifications has been immaterial to the current operations and management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business activities.

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

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

Item 1. Legal Proceedings

(a) Sale of Pilicka Telefonia S.A. to Elektrim S.A.

     In April 1999, PenneCom B.V. (PenneCom), a Netherlands corporation which provides communications services in Central Europe and is owned by EuroTel, LLC (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell, subject to Polish regulatory review, its shares of Pilicka Telefonia, S.A. (Pilicka), a Polish corporation, to Elektrim S.A. (Elektrim), another Polish corporation, for $140,000,000 in cash and notes. It was projected that the sale would generate approximately $80,000,000 of net cash to PenneCom. Polish regulatory authorities approved the proposed purchase on July 27, 1999. However, on July 28, 1999, Elektrim issued written notice that it would not honor the purchase agreement alleging that unspecified actions of representatives of Pilicka and PenneCom render the purchase agreement null and void. On August 2, 1999, PenneCom filed an arbitration request with the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. Although D&E presently has no knowledge as to the basis of Elektrim's claims and, therefore, is unable to express an opinion as to the possible outcome of the arbitration, D&E fully expects that PenneCom will vigorously pursue enforcement of the agreement.

(b) Boles Litigation

     On March 26, 1999, representatives of PenneCom informed a representative of Boles Knop L.L.C. (Boles) that PenneCom had accepted an unsolicited offer from Elektrim to purchase 100% of the shares of Pilicka. See Item 1(a) above. Later on March 26, 1999, Boles delivered a letter indicating that it was due a substantial fee in connection with such transaction under its investment banking agreement with Boles (the Agreement). PenneCom disputed these assertions by Boles, and following discussions among the parties, EuroTel and PenneCom commenced an action in May 1999, in the United States District Court for the District of Nebraska against Boles to resolve the dispute. HunTel Systems, Inc. (HunTel) and Consolidated Companies, Inc. (Consolidated), both Nebraska companies, each own one-third interests in EuroTel along with D&E Investments, Inc. Under the terms of the Agreement, Boles was to provide specified corporate finance and investment banking services. In May 1998, Boles had arranged for the issuance of convertible bonds of PenneCom for the purpose of funding a portion of the build-out of Pilicka. For its services, Boles was paid $1,050,000 at the closing of the

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


bond placement. In their federal court action, EuroTel and PenneCom are seeking a declaratory judgment that they have no obligation to Boles for a commission relating to the sale of Pilicka. In addition, EuroTel and PenneCom are seeking recovery for damages arising out of the placement of the bonds, ranging from $150,000 to $1,750,000 depending upon the claim.

     On June 7, 1999, Boles filed a counterclaim against EuroTel and PenneCom and a third-party complaint and issued service of process upon D&E HunTel and Consolidated seeking recovery for the additional fees it alleges to be due to it under the Investment Banking Agreement. Asserting several theories of recovery, including breach of contract, civil conspiracy, fraud and misrepresentation, Boles has asked the court to award it the following amounts: $4,500,000 for the sale of Pilicka Telefonia, $700,000 respecting warrants it alleges should have been issued following the closing of the bond transaction, $1,500,000 for the sale of Monor Telefon Tarsasag, Rt. ("MTT") and $822,500 for the placement of debt to Pilicka Telefonia. Two of the transactions for which Boles is seeking recovery have not occurred and may never occur, namely the sale of MTT and the placement of debt to Pilicka Telefonia. Moreover, as described in Item 1(a), the sale of Pilicka Telefonia to Elektrim has not closed. Boles is seeking payment of $8,000,000 as a result of EuroTel's and PenneCom's failure to pay the aforementioned fees and, with respect to its claims of civil conspiracy, common law conspiracy and fraud, an additional $10,000,000 to $16,000,000 for punitive damages or treble damages depending upon the theory of recovery. D&E has retained Nebraska counsel to represent it and on August 6, 1999, D&E filed a motion seeking to dismiss the fraud, conspiracy, and misrepresentation causes of action, which form the basis for the punitive and treble damages claim, and for an order requiring a more definitive complaint. As the parties have not engaged in any discovery, the facts have not been fully developed and it is not possible at this time to determine the likelihood, if any, of Boles recovering damages against D&E.

Item 4. Submission of Matters to a Vote of Security Holders


(a) Date of Meeting. The Annual Meeting of Shareholders was held on April 22, 1999.

(c) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the three matters voted upon at the 1999 Annual Meeting were as follows:


     (1) Election of the following directors to hold office for a three year term to expire in 2002.

           Director                       For                      Withheld
           --------                       ---                      --------
     Mr. John Amos                     6,459,312                     1,784
     Mr. G. William Ruhl               6,461,991                         0
     Mr. W. Garth Sprecher             6,459,432                     1,705

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


(2) Approval of the 1999 Long-Term Incentive Plan.

          In Favor                   Against                     Abstain
          --------                   -------                     -------
         6,065,017                    46,706                      45,907



(3) Ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants in 1999.

          In Favor                   Against                     Abstain
          --------                   -------                     -------
         6,422,761                    5,355                       35,489

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit                    Identification
       No.                        of Exhibit                    Reference
     -------                    --------------                  ---------
       27                   Financial Data Schedule.          Filed herewith.

(b) Reports on Form 8-K:

     One current report on Form 8-K dated April 21, 1999, was filed by D&E during the quarter ended June 30, 1999, reporting that PenneCom B.V., a Netherlands corporation owned by EuroTel, LLC, a domestic corporation in which D&E has a 33% ownership interest, had entered into an agreement to sell the shares of its Polish operations (Pilicka Telefonia, S.A.) to Elektrim, S.A. for $140,000,000 in cash and notes during 1999, subject to, among other things, Polish regulatory review. See Note 4 to the Consolidated Financial Statements in Part I and Item 1 of Part II of this Report for further developments in connection with this matter.

                    D&E Communications, Inc. and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    D&E Communications, Inc.
                                          (Registrant)

Date: August 12, 1999
                                    By: /s/ Anne B. Sweigart
                                        ---------------------------------------
                                        Anne B. Sweigart
                                        President, Chairman of the Board, and
                                        Chief Executive Officer
                                        (On behalf of the Registrant)


Date: August 12, 1999
                                    By: /s/ Thomas E. Morell
                                        ---------------------------------------
                                        Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (On behalf of the Registrant and as
                                        Principal Financial Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF
August 12, 1999.

                    D&E Communications Inc. and Subsidiaries

                                INDEX TO EXHIBITS

     Exhibit                  Identification
       No.                      of Exhibit                    Reference
     -------                  --------------                  ---------
       27                 Financial Data Schedule.          Filed herewith.