Form 10-Q
period 1999-09-30
D&E COMMUNICATIONS INC
filed 1999-11-10
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                          --         --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding at November 5, 1999
                     -----                     -------------------------------
Common Stock, par value $.16 per share                7,346,956 Shares

Form 10-Q


                    D&E Communications, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item No.                                                                         Page
--------                                                                         ----
                          PART I. FINANCIAL INFORMATION

     1.  Financial Statements
                  Consolidated Statements of Operations --
                           For the three months and nine months ended
                           September 30, 1999 and 1998 .....................        1

                  Consolidated Balance Sheets --
                           September 30, 1999 and December 31, 1998 ........        2

                  Consolidated Statements of Cash Flows --
                           For the nine months ended
                           September 30, 1999 and 1998......................        3

                  Consolidated Statement of Comprehensive Income --
                           For the three months and nine months ended
                           September 30, 1999 and 1998 .....................        4

                  Notes to Consolidated Financial Statements ...............      5-8

     2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................     9-16

     3.  Quantitative and Qualitative Disclosure
                  about Market Risks .......................................       17


                           PART II. OTHER INFORMATION

     1.  Legal Proceedings..................................................    18-19

     6.  Exhibits and Reports on Form 8-K ..................................       19


         SIGNATURES ........................................................       20


Form 10Q - Financial Information
Item 1. Financial Statements

                   D&E Communications, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                  (Unaudited)


                                                                                   Three months ended             Nine months Ended
                                                                                      September 30,                  September 30,
                                                                                ------------------------        --------------------
OPERATING REVENUE                                                                 1999           1998           1999         1998
                                                                                  ----           ----           ----         ----
Communication service revenues.............................................     $ 12,716      $ 11,036        $ 37,516    $ 32,401
Communication products sold................................................        2,849         1,921           9,082       5,405
Other......................................................................          297           283             897         872
                                                                                --------      --------         -------    --------
   Total Operating Revenues................................................       15,862        13,240          47,495      38,678
                                                                                --------      --------         -------    --------

OPERATING EXPENSE

Communication service expenses.............................................        5,150         4,109          15,055      12,213
Cost of communication products sold........................................        2,020         1,334           6,636       3,717
Depreciation and amortization..............................................        2,530         2,355           7,191       7,108
Marketing and customer services............................................        1,260           881           3,592       2,575
General and administrative services........................................        2,637         2,446           8,131       7,714
                                                                                --------      --------         -------    --------

   Total Operating Expenses................................................       13,597        11,125          40,605      33,327
                                                                                --------      --------         -------    --------

        Operating Income...................................................        2,265         2,115           6,890       5,351
                                                                                --------      --------         -------    --------

OTHER INCOME (EXPENSE)

Allowance for funds used during construction...............................           11             9              25          47
Equity in net losses of affiliates.........................................       (3,506)       (2,971)         (9,875)     (7,550)
Interest expense...........................................................         (459)         (524)         (1,383)     (1,889)
Gain on sale of investment.................................................          ---           ---           8,982       1,659
Other, net.................................................................          349           412           1,061       1,365
                                                                                --------      --------         -------    --------
   Total Other Income (Expense)............................................       (3,605)       (3,074)         (1,190)     (6,368)
                                                                                --------      --------         -------    --------
        Income (loss) before income taxes,
           dividends on utility preferred stock and
           extraordinary item..............................................       (1,340)         (959)          5,700      (1,017)

INCOME TAXES AND DIVIDENDS ON
  UTILITY PREFERRED STOCK

Income taxes ..............................................................          159           332           3,450         923
Dividends on utility preferred stock.......................................           16            16              49          49
                                                                                --------      --------         -------    --------
   Total Income taxes and dividends
      on utility preferred stock...........................................          175           348           3,499         972
                                                                                --------      --------         -------    --------
        Income (loss) before extraordinary item ...........................       (1,515)       (1,307)          2,201      (1,989)

Extraordinary loss on early extinguishment of
    debt, net of income tax benefit of $220 ...............................          --            --              --       (7,901)
                                                                                --------      --------         -------    --------
NET INCOME (LOSS) .........................................................     $ (1,515)     $ (1,307)        $ 2,201    $ (9,890)
                                                                                ========      ========         =======    ========
Average common shares outstanding..........................................        7,381         7,447           7,398       7,411

BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) before extraordinary item................................     $  (0.21)     $  (0.18)        $  0.30    $  (0.27)
Extraordinary item ........................................................         0.00          0.00            0.00       (1.06)
                                                                                --------      --------         -------    --------
    Net income (loss) per common share.....................................     $  (0.21)     $  (0.18)        $  0.30    $  (1.33)
                                                                                ========      ========         =======    ========

Dividends per common share.................................................       $ 0.10        $ 0.10          $ 0.29      $ 0.29
                                                                                  ======        ======          ======      ======

                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                     September 30,      December 31,
                               ASSETS                                                     1999              1998
                                                                                     -------------      ------------
                                                                                      (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents .............................................         $   2,436          $   7,192
       Temporary investments .................................................            14,647             14,805
       Accounts receivable ...................................................             7,295              7,109
       Accounts receivable - affiliated companies ............................             5,261              2,903
       Inventories, lower of cost or market, at average cost .................             1,113              1,028
       Prepaid expenses ......................................................             2,204              3,658
       Other .................................................................               327                689
                                                                                       ---------          ---------
          TOTAL CURRENT ASSETS ...............................................            33,283             37,384
                                                                                       ---------          ---------
INVESTMENTS
       Investments and advances in affiliated companies ......................             3,664              9,303
       Investment available for sale .........................................             5,656                 --
       Other .................................................................               359                359
                                                                                       ---------          ---------
                                                                                           9,679              9,662
                                                                                       ---------          ---------
PROPERTY, PLANT AND EQUIPMENT
       In service ............................................................           129,685            123,766
       Under construction ....................................................             2,120                426
                                                                                       ---------          ---------
                                                                                         131,805            124,192
       Less accumulated depreciation .........................................            68,542             62,526
                                                                                       ---------          ---------
                                                                                          63,263             61,666
                                                                                       ---------          ---------
OTHER ASSETS
       Accounts receivable - affiliated companies ............................               412                461
       Other .................................................................               883                904
                                                                                       ---------          ---------
                                                                                           1,295              1,365
                                                                                       ---------          ---------
       TOTAL ASSETS ..........................................................         $ 107,520          $ 110,077
                                                                                       =========          =========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Long-term debt maturing within one year ...............................             1,063              1,063
       Accounts payable ......................................................             7,409              7,924
       Accrued taxes .........................................................               248                491
       Accrued interest and dividends ........................................               603                449
       Advance billings, customer deposits and other .........................             1,533              3,423
                                                                                       ---------          ---------
          TOTAL CURRENT LIABILITIES ..........................................            10,856             13,350
                                                                                       ---------          ---------
LONG-TERM DEBT ...............................................................            22,657             22,657
                                                                                       ---------          ---------
OTHER LIABILITIES
       Deferred income taxes .................................................             9,727              7,660
       Other .................................................................               692                802
                                                                                       ---------          ---------
                                                                                          10,419              8,462
                                                                                       ---------          ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par, at the option of the Company, authorized
         20,000 shares, outstanding 14,456 shares ............................             1,446              1,446
                                                                                       ---------          ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000 ............             1,193              1,190
         Outstanding shares: 7,350,940 at September 30, 1999
                             7,422,396 at December 31, 1998
       Additional paid-in capital ............................................            36,902             36,546
       Unrealized loss on investment .........................................              (764)                --
       Unearned ESOP Compensation ............................................              (429)              (429)
       Retained earnings .....................................................            27,362             27,294
       Treasury stock at cost, 93,532 shares at September 30, 1999,
          38,480 shares at December 31, 1998 .................................            (2,122)              (439)
                                                                                       ---------          ---------
                                                                                          62,142             64,162
                                                                                       ---------          ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................         $ 107,520          $ 110,077
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

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                            -----------------------------
                                                                              1999                 1998
                                                                            --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES ...........................            $ 11,644             $  8,672
                                                                            --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES

        Capital expenditures ...................................              (8,721)              (5,770)
        Proceeds from sale of temporary investments ............              29,519               12,000
        Purchase of temporary investments ......................             (29,361)             (27,000)
        Proceeds from sale of investment in affiliated company .               2,420                2,375
        Increase in investments and advances to affiliates .....             (22,353)             (24,979)
        Decrease in investments and repayments from affiliates .              15,558               22,355
                                                                            --------             --------
             Net Cash Used In Investing Activities .............             (12,938)             (21,019)
                                                                            --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES

        Dividends on common stock ..............................              (2,005)              (2,029)
        Payments on long-term debt .............................                  --               (6,000)
        Proceeds from issuance of common stock .................                 225               26,177
        Purchase of treasury stock .............................              (1,682)                  --
                                                                            --------             --------
             Net Cash Provided By (Used In) Financing Activities              (3,462)              18,148
                                                                            --------             --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............              (4,756)               5,801

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD .......................................               7,192                   61
                                                                            --------             --------
     END OF PERIOD .............................................            $  2,436             $  5,862
                                                                            ========             ========


                                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                  (Unaudited)

                                              Three months ended                Nine months ended
                                                 September 30,                     September 30,
                                           ------------------------          ------------------------
                                             1999             1998             1999             1998
                                           -------          -------          -------          -------
Net income (loss) ................         $(1,515)         $(1,307)         $ 2,201          $(9,890)

Other comprehensive income (loss):
  Unrealized (loss) on investment,
     net of tax ..................          (1,096)              --             (764)              --
                                           -------          -------          -------          -------

Total comprehensive income (loss)          $(2,611)         $(1,307)         $ 1,437          $(9,890)
                                           =======          =======          =======          =======

                See notes to consolidated financial statements.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               --------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


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

(2)  NON-CASH FINANCING AND INVESTING ACTIVITIES

          On March 25, 1999, D&E exchanged its shares of D&E SuperNet, Inc. (SuperNet)for cash and shares of OneMain.com, Inc. (OneMain). The non-cash value of the share exchange was recorded as a net increase in investments of $6,562. The decrease in market price of the OneMain shares subsequent to the share

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               --------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


     exchange decreased the investment by $1,158 and the unrealized net of tax loss on investment by $764. See Note 3.

(3)  EXCHANGE OF INVESTMENT

          On March 25, 1999, Investments sold its fifty percent interest in SuperNet in exchange for $2,420 cash and $6,814 in shares of OneMain. D&E owns less than 5% of the outstanding shares of OneMain. D&E records trades of equity securities on a trade date basis. The shares of OneMain are held as available-for-sale securities and are no longer valued at a discount from market price since certain of the trading restrictions on the shares have expired. The market value of D&E's investment in OneMain at September 30, 1999 was $5,656.

(4)  INVESTMENTS IN AFFILIATED COMPANIES

          (a) PCS ONE

          D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) which was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of PCS ONE were as follows:

                                  Three months ended          Nine months ended
                                     September 30,               September 30,
                               -----------------------     -----------------------
                                 1999            1998        1999           1998
                               -------         -------     --------       --------
     Net sales ............     $4,467          $1,280      $11,624        $ 2,755
     Net loss .............    ($4,252)        ($3,406)    ($13,637)      ($10,148)
     D&E's share
     of loss .............     ($2,126)        ($1,703)    ($ 6,818)      ($ 5,074)

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               --------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)

     (b) EuroTel

          As previously reported, D&E holds a one-third ownership interest in EuroTel L.L.C. (EuroTel), a domestic corporation which owns 100% of PenneCom B.V. (PenneCom), a Netherlands corporation which provides local exchange telephone, cable television and data transmission services in Central Europe. On April 12, 1999, D&E announced that PenneCom had signed a definitive agreement to sell the shares of its Polish operations (Pilicka Telefonia, S.A.) to Elektrim S.A. (Elektrim) for $140,000 in cash and notes during 1999 and that the sale was subject to, among other things, Polish regulatory review. It was projected that after payment of outstanding debt and other expenses, the sale would generate approximately $80,000 of net cash to PenneCom. On July 27, 1999, Polish regulatory authorities approved the proposed share purchase. However, on July 28, 1999, Elektrim issued written notice to PenneCom that it was terminating the purchase agreement and on August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. Arbitration proceedings are underway at the date of this filing. See Item 1(a) of Part II of this Report.

(5)  SUBSEQUENT EVENTS

          On October 18, 1999, D&E announced that PenneCom had signed a definitive agreement to sell the shares of its Hungarian operations, Monor Telephone Company (MTT), to United Pan-Europe Communications, N.V. PenneCom's 48.3% ownership in MTT is expected to be sold, subject to Hungarian regulatory review and customary closing conditions, by the end of 1999 for $45,000. D&E's one-third interest in EuroTel includes approximately $6,000 invested in MTT.

(6)  CONTINGENCIES

          See Item I of Part II of this Report for discussion of legal proceedings.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               --------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)



(7)  BUSINESS SEGMENT DATA

     Financial results for D&E's four primary operating segments are as follows:

                                                                           Three months ended               Nine months ended
                                                                              September 30,                    September 30,
                                                                        -------------------------       -------------------------
                                                                          1999            1998            1999            1998
                                                                        --------        ---------       ---------       ---------
    External Revenues

    Telecommunication Services ...................................      $   9,666       $   8,823       $  28,709       $  26,563
    Telephone & Data Services ....................................          4,285           3,173          13,235           8,785
    Wireless Services ............................................          1,633             902           4,498           2,496
    International Communication Services .........................            277             196           1,052             511
    Corporate, Other and Eliminations ............................              1             146               1             323
                                                                        ---------       ---------       ---------       ---------
       Total Company .............................................      $  15,862       $  13,240       $  47,495       $  38,678
                                                                        =========       =========       =========       =========

    Intersegment Revenues

    Telecommunication Services ...................................      $     365       $     414       $   1,081       $     933
    Telephone & Data Services ....................................             88              15             285             232
    Corporate, Other and Eliminations ............................           (453)           (429)         (1,366)         (1,165)
                                                                        ---------       ---------       ---------       ---------
       Total Company .............................................      $      --       $      --       $      --       $      --
                                                                        =========       =========       =========       =========

    Net Income (Loss)

    Telecommunication Services ...................................      $   1,358       $   1,164       $   3,888       $   2,682
    Telephone & Data Services ....................................            (42)             (7)             52              12
    Wireless Services ............................................         (1,385)         (1,253)         (4,498)         (3,754)
    International Communication Services .........................         (1,280)         (1,410)         (3,423)         (2,756)
    Corporate, Other and Eliminations ............................           (166)            199           6,182          (6,074)
                                                                        ---------       ---------       ---------       ---------
       Total Company .............................................      $  (1,515)      $  (1,307)      $   2,201       $  (9,890)
                                                                        =========       =========       =========       =========

                                                                      September 30,    December 31,
    Assets .......................................................         1999            1998
                                                                      -------------    ------------

    Telecommunication Services ...................................      $  93,550       $  94,139
    Telephone & Data Services ....................................          6,408           6,452
    Wireless Services ............................................          2,722           7,038
    International Communication Services .........................          6,624           5,723
    Corporate, Other and Eliminations ............................         (1,784)         (3,275)
                                                                        ---------       ---------
       Total Company .............................................      $ 107,520       $ 110,077
                                                                        =========       =========

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

          Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and nine months ended September 30, 1998 have been reclassified for comparative purposes.

     RESULTS OF OPERATIONS

          Summary. Operating revenues increased 19.8% for the three months and 22.8% for the nine months ended September 30, 1999 compared with the same periods of 1998. The increases were primarily from increases in communication products sold. Operating profits as a percentage of revenue decreased to 14.3% for the third quarter of 1999 compared to 16.0% for the third quarter of 1998. For the nine months, operating income as a percentage of revenue increased to 14.5% in 1999 from 13.8% in 1998.

          For the nine months ended September 30, 1999, other income included a gain of $8,982 from the exchange of SuperNet stock for cash and stock in OneMain. The net-of-tax gain was $5,921. A similar gain on the sale of D&E's last cellular partnership investment resulted in other income of $1,659 in the first half of 1998. No loss was recorded in 1999 similar to the extraordinary loss in June 1998 from the return of the C-Block PCS license for the Lancaster, PA Basic Trading Area (BTA), and the related Federal Communications Commission (FCC) debt extinguishment. The 1998 license return and debt extinguishment transaction resulted in a loss (net of tax) of $7,901. Net income (loss) for the third quarter of 1999 was a loss of $1,515 or $0.21 per share compared to a loss of $1,307 or $0.18 per share in 1998. For the nine months ended September 30, 1999 net income
     (loss) was an income of $2,201 or $0.30 per share compared to a loss of $9,890 or $1.33 per share in 1998.

     Three months ended September 30, 1999 compared to the three months ended September 30, 1998

          Operating Revenues. Consolidated operating revenues for the three months ended September 30, 1999 were $15,862, up 19.8% from $13,240 for the third quarter in 1998. The primary reason for the increase was the increase in telephone system equipment sales and computer networking services.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

          Telecommunications Services segment revenues increased 9.5% to $9,666 in 1999 from $8,823 in 1998. The increase was from an increase of approximately 5% in the number of telephone access lines in service, increased local private network revenues and volume increases in intrastate and interstate network access revenues.

          Telephone & Data Services segment revenues increased 35.0% to $4,285 in 1999 from $3,173 in 1998. The increase resulted from increased sales of telecommunication equipment. The growth included computer networking services with installations of software and computer hardware and an increase in data cabling installations.

          Wireless Services segment revenues increased 81.0% to $1,633 in 1999 from $902 in 1998. The increase was primarily from expansion of sales and customer support services provided to PCS ONE.

          International Communication Services segment revenues increased 41.3% to $277 in 1999 from $196 in 1998. The increase was related to the additional support services provided in connection with the build out of the telephone company operation in Poland.

          Operating Expenses. Consolidated operating expenses for the three months ended September 30, 1999 were $13,597, up from $11,125 in 1998. The primary reason for the increase was the increase in cost of goods sold related to equipment sales.

          Communication service expenses include network operations, network access, and directory advertising which increased at approximately the same rate as revenue growth. Other communication service costs included in this category, increased 59.6% to $2,094 in 1999 from $1,312 in 1998. The increase was approximately $670 for support services provided to PCS ONE and $81 for European operations related to the development and expansion of those businesses.

          The cost of communication products sold increased 51.4% to $2,020 in 1999 from $1,334 in 1998. The increase related to increased equipment sales and computer networking installations. The cost increase was a greater percentage than revenue increases partially as a result of a higher mix of hardware to software sales.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

          Depreciation and amortization increased 7.4% to $2,530 in 1999 from $2,355 in 1998. Depreciation increased $243 from continuing capital additions. Several factors account for the amortization decrease of $68. D&E adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," in the fourth quarter of 1998. As a result, organization costs were fully expensed in 1998, which decreased 1999 expenses by $29. Separately, a non-compete agreement was fully amortized during 1998 which decreased 1999 costs by $28.

          Marketing and customer services increased 43.0% to $1,260 in 1999 from $881 in 1998. Advertising costs, primarily related to long distance services, accounted for approximately $152 of the increase. Increased sales expenses related to telecommunications products sold accounted for approximately $95 of the increase.

          General and administrative services increased 7.8% to $2,637 in 1999 from $2,446 in 1998. The increase was primarily attributable to the 1999 Long-Term Incentive Plan approved during the second quarter and other benefit plan accruals.

          Other Income (Expense). Other income (expense) for the three months ended September 30, 1999 was a net expense of $3,605, compared with a net expense of $3,074 in the same quarter of 1998. Equity in the net losses of affiliates continued to grow with the development of new telephone systems in Poland contributing $534 additional loss and PCS ONE contributing a $402 additional loss. These losses were partially offset by improved results from MTT in Hungary. Future losses are expected to continue while PCS ONE and Pilicka develop their business and until completion of the sale of Pilicka, which is now in dispute and subject to arbitration before the International Court of Arbitration. (See Item 1(a) of Part II of this Report.)

          Interest expense decreased 12.4% to $459 in 1999 from $524 in 1998. Long-term debt repayments accounted for the decrease in interest expense.

          Income taxes. Income taxes were $159 for the three months ended September 30, 1999, compared to $332 in 1998. The decrease was primarily the result of adjustments related to filing the final prior year return.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

     Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

          Operating Revenues. Consolidated operating revenues for the nine months ended September 30, 1999 were $47,495, up 22.8% from $38,678 for the first nine months of 1998. The primary reason for the increase was the increase in telephone system equipment sales and computer networking services.

          Telecommunications Services segment revenues increased 8.1% to $28,709 in 1999 from $26,563 in 1998. The increase was from an increase of approximately 5% in the number of telephone access lines in service, increased local private network revenues and volume increases in intrastate and interstate network access revenues.

          Telephone & Data Services segment revenues increased 50.7% to $13,235 in 1999 from $8,785 in 1998. The increase resulted from utilization of a larger sales and marketing staff that increased the sales of telecommunication equipment. The growth included computer networking services with installations of software and large orders for computer hardware for several multi-location clients.

          Wireless Services segment revenues increased 80.2% to $4,498 in 1999 from $2,496 in 1998. The increase was from the continued engineering services to build out the PCS ONE wireless network and expansion of sales and customer support services provided to PCS ONE.

          International Communication Services segment revenues increased 105.9% to $1,052 in 1999 from $511 in 1998. The increase was related to the additional support services provided in connection with the build out of the telephone company operation in Poland.

          Operating Expenses. Consolidated operating expenses for the nine months ended September 30, 1999 were $40,605, up from $33,327 in 1998. The primary reason for the increase was the increase in cost of goods sold related to equipment sales.

          Communication service expenses include network operations, network access, and directory advertising all of which increased at a slower rate than revenue growth. Other communication service costs included in this

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

     category, increased 72.3% to $6,081 in 1999 from $3,529 in 1998. The increase was approximately $1,851 for support services provided to PCS ONE and $541 for European operations related to the development and expansion of those businesses.

          The cost of communication products sold increased 78.5% to $6,636 in 1999 from $3,717 in 1998. The increase related to increased equipment sales and computer networking installations. The cost increase was a greater percentage than revenue increases partially as a result of a higher mix of hardware to software sales.

          Depreciation and amortization increased 1.2% to $7,191 in 1999 from $7,108 in 1998. Depreciation increased $537 primarily as a result of continuing capital additions. Several factors account for the amortization decrease of $454. As a result of returning the C-Block PCS license to the Federal Communications Commission (FCC) in June 1998 amortization decreased $256. Additionally, D&E adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," in the fourth quarter of 1998. As a result, organization costs were fully expensed in 1998, which decreased 1999 expenses by $88. Separately, a non-compete agreement was fully amortized during 1998 which decreased 1999 costs for the nine months by $103.

          Marketing and customer services increased 39.5% to $3,592 in 1999 from $2,575 in 1998. Marketing and advertising costs, largely in connection with a corporate image advertising program, accounted for approximately $265 of the increase. Other specific products such as long distance services were also advertised which added approximately $350 to the expense in 1999 compared to 1998. Increased sales expenses related to telecommunications products sold accounted for approximately $289 of the increase.

          General and administrative services increased 5.4% to $8,131 in 1999 from $7,714 in 1998. The increase was primarily attributable to the 1999 Long-Term Incentive Plan approved in April 1999 and other benefit plan accruals.

          Other Income (Expense). Other income (expense) for the nine months ended September 30, 1999 was a net expense of $1,190, compared with a net expense of $6,368 in the first nine months of 1998. Equity in the net losses of affiliates continued to grow with the development of new

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

     telephone systems in Poland contributing a $1,457 additional loss and PCS ONE contributing a $1,720 additional loss. Future losses are expected to continue while PCS ONE and Pilicka develop their business and until completion of the sale of Pilicka, which is now in dispute and subject to arbitration before the International Court of Arbitration at the International Chamber of Commerce. (See Item 1(a) of Part II of this Report.) A gain of $8,982 was recognized in March 1999 on the exchange of SuperNet stock for an investment in OneMain. A decrease of approximately $1,659 resulted from the second quarter 1998 gain on the sale of an investment in Berks & Reading Area Cellular Enterprises (BRACE).

          Interest expense decreased 26.8% to $1,383 in 1999 from $1,889 in 1998. The return of the C-Block license to the FCC reduced interest expense by $347. Other long-term debt repayments accounted for the remaining decrease in interest expense.

          Income taxes. Income taxes were $3,450 for the nine months ended September 30, 1999, compared to $923 in 1998. The increase was primarily related to tax on the gain from the exchange of SuperNet shares. The total tax accrued on the SuperNet transaction was $3,061 of which $2,238 was deferred tax.

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

          In addition to the $11,644 cash provided from operations, D&E's primary single source of funds for the nine months ended September 30, 1999 was $2,420 from the exchange of SuperNet shares for an investment in OneMain. Capital expenditures included approximately $3,500 for additions

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

     to digital circuit and switching equipment and $1,600 for outside plant poles and cable expansion. During the first nine months of 1999, $1,682 was used to repurchase treasury shares.

          At September 30, 1999, $14,647 was invested in commercial paper, and $2,436 was held in liquid cash balances. In June, D&E increased its available short-term lines of credit from $15,000 to $25,000.

          D&E's ratio of total debt to total debt plus capital increased to 27.1% at September 30, 1999 from 26.6% at December 31, 1998. This change was primarily from the decrease in equity resulting from the acquisition of treasury stock.

     OTHER

          In compliance with state statutory law, commonly known as Chapter 30, D&E Telephone petitioned the Pennsylvania Public Utility Commission (PUC) in July 1998 for a price-cap form of regulation as an alternative to the PUC's existing rate base/rate of return form of regulation. The PUC is scheduled to review the judge's decision and other relevant responses in November, and is expected to render an Order in response to the petition. If D&E Telephone accepts the PUC Order, an accelerated network modernization plan will be adopted along with a new ratemaking process where, instead of an opportunity return on investment, price adjustments are based on the Gross Domestic Product Price Index possibly adjusted for a productivity offset. If D&E Telephone rejects the PUC Order, another Chapter 30 petition will be required within six months.

          In July, D&E modified its Agreement for the Provision of Enhanced 9-1-1 Services with Lancaster County. The modification provides for the construction and lease of additional space to the county and extends the term of the agreement from 2004 through 2019. The agreement became effective upon approval by the Pennsylvania Public Utility Commission
     (PUC).

          On October 18, 1999, D&E announced that PenneCom had signed a definitive agreement to sell the shares of its Hungarian operations, Monor Telephone Company (MTT), to United Pan-Europe Communications, N.V. PenneCom's 48.3% ownership in MTT is expected to be sold, subject to

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

     Hungarian regulatory review and customary closing conditions, by the end of 1999 for $45,000. D&E's one-third interest in EuroTel includes approximately $6,000 invested in MTT.

          A world wide Year 2000 remediation issue has arisen as a result of computer programs having been written to use two digits rather than four to identify the applicable year. Specifically, some of D&E's programs that have date-sensitive software might possibly have recognized a date entry using ?00" as the year 1900 rather than 2000. D&E addressed this issue by identifying in Phase I, the programs that needed to be modified. In Phase II, the renovation, validation and implementation of modifications has been completed for essential programs, including the telecommunications operating systems, the billing system software and the accounting data base system. Operating systems in D&E's personal computers have been updated, and Year 2000 compliance has been confirmed by vendors whose services are critical to D&E's compliance. Other software program modifications are nearing completion and testing will be an ongoing process. D&E anticipates that training and implementation of the contingency plan will continue to year end. The cost of completing the modifications has been immaterial to the current operations and management believes the changes will be completed without material impact on its financial condition or interruption to ongoing business activities.

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

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

     Item 1. Legal Proceedings

     (a) Sale of Pilicka Telefonia S.A. to Elektrim S.A.

          In April 1999, PenneCom B.V. (PenneCom), a Netherlands corporation which provides communications services in Central Europe and is owned by EuroTel, LLC (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell, subject to Polish regulatory review, its shares of Pilicka Telefonia, S.A. (Pilicka), a Polish corporation, to Elektrim S.A. (Elektrim), another Polish corporation, for $140,000,000 in cash and notes. Polish regulatory authorities approved the proposed purchase on July 27, 1999. However, on July 28, 1999, Elektrim issued written notice that it was terminating the purchase agreement alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its termination of the agreement was justified because, among other things, PenneCom altered its normal course of business, constituting a "material adverse change" and a ground for termination under the agreement. In its counterclaim, Elektrim requests a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in terminating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. PenneCom considers the counterclaim to be without merit and has filed a reply in opposition to it. D&E fully expects that PenneCom will continue to vigorously pursue enforcement of the agreement and defense of the counterclaim. However, it is not possible at this time to express an opinion as to the outcome of the arbitration.

     (b) Boles Litigation

          On March 26, 1999, representatives of PenneCom informed a representative of Boles Knop L.L.C. (Boles) that PenneCom had accepted an unsolicited offer from Elektrim to purchase 100% of the shares of Pilicka. See Item 1(a) above. Later on March 26, 1999, Boles delivered a letter asserting that it was due a substantial fee in connection with such transaction under its investment banking agreement with Boles (the Agreement). PenneCom disputed these assertions by Boles, and following discussions among the parties, EuroTel and PenneCom commenced an action in May 1999, in the United States District Court for the District of Nebraska

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

     against Boles to resolve the dispute. In their federal court action, EuroTel and PenneCom are seeking a declaratory judgment that they have no obligation to Boles for a commission relating to the sale of Pilicka.

          On June 7, 1999, Boles filed a counterclaim against EuroTel and PenneCom and a third-party complaint and issued service of process upon D&E, and the other two owners of EuroTel seeking recovery for the additional fees it alleges to be due to it under the Investment Banking Agreement and seeking punitive or treble damages on fraud, conspiracy and misrepresentation theories. On August 6, 1999, D&E filed a motion seeking to dismiss the fraud, conspiracy, and misrepresentation causes of action, which form the basis for the punitive and treble damages claim, and for an order requiring a more definitive complaint. On October 25, 1999, Boles filed a motion to transfer venue from the United States District Court for the District of Nebraska to the United States District Court for the Eastern District of Virginia, Alexandria Division. An extension of time for answering has been granted and EuroTel, PenneCom, D&E and the other two owners of EuroTel expect to file an answer opposing a change of venue on or before November 22, 1999. As the court has not ruled on either the motion to dismiss or for change of venue, and the parties have not engaged in any discovery, the facts have not been fully developed and it is not possible at this time to determine the likelihood, if any, of Boles recovering damages against D&E.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

    Exhibit                Identification
      No.                    of Exhibit                          Reference
    -------                --------------                        ---------
     10.1         Modification #2 to the Agreement            Filed herewith.
                  for the Provision of Enhanced
                  9-1-1 Services between the County
                  of Lancaster and D&E Telephone
                  Company, signed July 14, 1999.

     27           Financial Data Schedule.                    Filed herewith.

     (b) Reports on Form 8-K:

          No reports on 8-K were filed during the quarter ended September 30, 1999.

                    D&E Communications, Inc. and Subsidiaries

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               D & E Communications, Inc.
                                                      (Registrant)

Date: November 10, 1999

                                        By: /s/ Anne B. Sweigart
                                            --------------------
                                                Anne B. Sweigart

                                        President, Chairman of the Board, and
                                        Chief Executive Officer
                                            (On behalf of the Registrant)

Date: November 10, 1999

                                        By: /s/ Thomas E. Morell
                                            --------------------
                                                Thomas E. Morell

                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                            (On behalf of the Registrant and as
                                             Principal Financial Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF
November 10, 1999.

                   D&E Communications, Inc. and Subsidiaries

                                INDEX TO EXHIBITS

    Exhibit                    Identification
      No.                         of Exhibit                     Reference
    -------                    --------------                    ---------
     10.1         Modification #2 to the Agreement            Filed herewith.
                  for the Provision of Enhanced
                  9-1-1 Services between the County
                  of Lancaster and D&E Telephone
                  Company, signed July 14, 1999.

     27            Financial Data Schedule.                   Filed herewith.