Form 10-K405
period 1999-12-31
D&E COMMUNICATIONS INC
filed 2000-03-24
CIK 1011737

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 For the fiscal year ended December 31, 1999 Commission file number 000-20709
--------------------------------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                            D&E Communications, Inc.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

                  Pennsylvania                         23-2837108
       ---------------------------------           ------------------
       (State or other jurisdiction of             (I. R. S. Employer
          incorporation or organization)           Identification No.)

                              124 East Main Street
                                  P. O. Box 458

                  Ephrata, Pennsylvania                 17522-0458
         ----------------------------------------       ----------
         (Address of principal executive offices)       (zip code)

        Registrant's Telephone Number, including area code (717) 733-4101
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.16 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 7, 2000 (based upon the closing price of such stock as of such date) was $100,692,030.

The number of shares outstanding of the Registrant's common stock, $.16 par value, was 7,337,119 at March 7, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the Registrant's 2000 Annual Meeting of the Shareholders to be held on April 27, 2000, are incorporated herein by reference in Part III hereof.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business............................................................. 1

Item 2.  Properties........................................................... 6

Item 3.  Legal Proceedings.................................................... 7

Item 4.  Submission of Matters to a Vote of Security Holders.................. 8

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................ 9

Item 6.  Selected Financial Data..............................................10

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................11

Item 7a. Quantitative and Qualitative Disclosure About Market Risks...........21

Item 8.  Financial Statements and Supplementary Data..........................21

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................22

Item 11. Executive Compensation...............................................22

Item 12. Security Ownership of Certain Beneficial Owners and
           Management.........................................................22

Item 13. Certain Relationships and Related Transactions.......................22

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....23

                                     PART I

Item 1. Business.

     (a) General Development of Business.

     D&E Communications, Inc., a telecommunications holding company, became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company (D&E Telephone) in June 1996. In addition, D&E Telephone and Data Systems, Inc. (TDS), and D&E Marketing Corp. (Marketing), which later merged with another subsidiary, became subsidiaries of D&E Communications, Inc. D&E Communications, Inc., its subsidiaries and affiliates (hereinafter collectively referred to as D&E) provide telecommunications services in the south central Pennsylvania area and in certain areas of Eastern Europe.

     During 1997, D&E further expanded its corporate structure to facilitate the continuing growth in less regulated businesses. D&E formed D&E Wireless, Inc. (Wireless) to design, construct and operate a Personal Communications Services
(PCS) digital network. Additionally, D&E Investments, Inc. (Investments) was originally formed to hold various PCS licenses acquired by D&E, and D&E Holdings, L.P., dissolved during 1999, was formed to hold various cellular partnership interests owned by D&E Telephone. Late in 1997, D&E formed a joint venture, between subsidiaries of Omnipoint Corporation (Omnipoint) and Wireless, to provide wireless communications services throughout south central Pennsylvania. The D&E/Omnipoint Wireless Joint Venture, L.P. does business as PCS ONE.

     In July 1998, D&E formed D&E Systems, Inc. (D&E CLEC) to provide competitive telecommunications services outside the D&E Telephone regulated area. On January 29, 1999, the Pennsylvania Public Utility Commission (PUC) granted authority to D&E CLEC to operate as a competitive local exchange carrier
(CLEC) within the service territories of Bell Atlantic - Pennsylvania and GTE North Incorporated. Subsequently, D&E CLEC was also certified to operate in Sprint/United Telephone service areas. D&E CLEC initiated its services during the fourth quarter of 1999.

     In addition to the above U.S. activities, D&E provided telephone and cable television services in Hungary through its part ownership of Monor Telephone Company (MTT) until it was sold in December 1999. D&E also has an indirect ownership interest in Pilicka Telephonia S.A. (Pilicka) in Poland which has constructed and operates a telephone network in a region south of Warsaw. PenneCom, B.V.(PenneCom), Pilicka's direct owner, received an offer to buy Pilicka during 1999. A dispute arose under the Agreement of Sale and such dispute is currently in binding arbitration by the International Court of Arbitration at the International Chamber of Commerce.

     (b) Financial Information about Industry Segments.

     Financial information about D&E and its subsidiaries is contained in the consolidated Financial Statements included herein. In the fourth quarter of 1998, D&E adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The business of D&E was analyzed by the nature of its products and services, method of production and delivery of services, regulatory environment and types of customers serviced. Based on that analysis, D&E reports four business segments in a format similar to information provided to management. The segments reported are: (i) Telecommunication Services, (ii) Telephone & Data Services, (iii) Wireless Services, and (iv) International Communication Services. See Note 15 to the financial statements.

     (c) Narrative Description of Business.

     (1) Overview. D&E Telephone, the Telecommunication Services segment, furnishes telephone service through 58,985 access lines to an estimated population in excess of 100,000 in an area of approximately 227 square miles covering parts of Berks, Lancaster and Lebanon Counties in Pennsylvania. National and international communications services are also furnished through interconnection with the facilities of other companies.

     The area served by D&E Telephone is mostly rural and suburban in nature, with an agricultural and small business economic base. In addition, the business elements serviced include manufacturing, distribution, retail and service establishments. Of the 58,985 access lines serviced by D&E Telephone as of December 31, 1999, service is provided to 42,882 residential customer lines (73%) and to 16,103 business customer lines (27%).

     The principal categories of service rendered by D&E Telephone are:

     (i) Local Network Services -- provide local exchange (dial tone), custom calling features and local private line services to residential and business customers in D&E Telephone's service area.

     (ii) Network Access Services -- provide local exchange carriers, wireless companies and interexchange carriers, with the use of D&E Telephone's local network facilities for the completion of long distance calls. Payment for providing these facilities comes directly from the users or from settlement pools administered by the National Exchange Carrier Association, Inc. (NECA).

     (iii) Long Distance Network Services -- provide long distance service within the Capital (south central) Region of Pennsylvania to residential and business customers.

     D&E Telephone constructed, installed and now maintains, an Enhanced 911
(E911) system in Lancaster County pursuant to an Agreement for D&E Telephone to furnish the County's 911 system with an Automatic Location Identification (ALI) network. The E911 backup system, required by the Public Safety Emergency Act of 1990, is located at D&E Telephone's Ephrata Central Office. Under the E911 system, a dispatcher is provided with the phone number and address of the caller automatically. During 1999, D&E Telephone extended its contract with Lancaster County until December 31, 2019.

     TDS, the Telephone & Data Services segment, sells, installs and maintains telecommunications equipment. In this capacity, TDS provides service primarily to business customers in central and eastern Pennsylvania. TDS operates a retail store that specializes in communications equipment such as telephones and accessories. TDS d/b/a D&E Long Distance provides long distance telephone services on an equal access basis within the D&E Telephone service area and, since mid-1997, throughout the Bell Atlantic - Pennsylvania franchise area of Lancaster County. Also, TDS d/b/a D&E Computer Networking Services provides Local and Wide Area Network sales and services to area businesses that need to connect computers together in working groups.

     The Wireless Services segment revenues derive from Wireless providing support services to PCS ONE to design, construct and provide PCS services in the four markets of Lancaster, Harrisburg, York-Hanover and Reading. In November 1997, PCS ONE began providing PCS services and equipment with features such as voice mail, pager, fax, and Internet access. Wireless owns 50% of the joint venture and records its share of equity in the earnings or losses of PCS ONE on the equity accounting method.

     Through Investments, which merged Marketing, the International Communication Services segment provides support services to Pilicka in Europe. Pilicka provides telephone service in a region of Poland through a system using fixed wireless and wireline technologies. Investments sold its 16% interest in MTT in December 1999, and is in binding arbitration regarding the sale of its 33% interest in Pilicka. In March 1999, Investments sold its shares in D&E SuperNet, Inc. in exchange for cash and shares of OneMain.com, Inc. (OneMain), representing less than 5% of OneMain shares. D&E no longer reports equity in the earnings of this investment, but now holds it on the balance sheet as available-for-sale.

     (2) Regulatory Matters. A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. The Telecommunications Act of 1996 (the 1996 Act), signed into law on February 8, 1996, has major ramifications throughout both federal and state jurisdictions and therefore affects the strategic direction of D&E. The Congressional intent of the 1996 Act was to encourage advanced technology and enable competition in heretofore monopolistic markets. However, in many aspects, there may be even more regulatory constraints today than prior to 1996, especially for incumbent local exchange carriers (ILECs). While competition is slowly emerging in specific market segments within limited geographic areas, the transition from a monopolistic to a competitive market is being carefully monitored by the regulators.

     (i) Federal. D&E has three businesses subject to regulation by the Federal Communications Commission (FCC): D&E Telephone, D&E Long Distance and D&E CLEC.

     D&E Telephone, as an ILEC, has interstate revenues mainly derived from network access services, i.e., transmission and switching services provided at each end of a toll call that connect telephone subscribers to long distance companies. D&E Telephone participates in FCC tariffs and interstate settlement pools administered by NECA. Established at the direction of the FCC, NECA uses settlement formulas to redistribute revenues among NECA members. Under FCC rules, D&E Telephone is allowed to earn up to 11.25% return on its investment in property, plant and equipment used to furnish interstate service. The FCC rate of return enforcement rules require telephone companies to refund, to NECA, earnings in excess of their allowable return.

     D&E Long Distance operates in the interstate and international arena as a long distance reseller and, as such, maintains the appropriate tariffs with the FCC for its interstate and international toll rates.

     D&E CLEC, operating as a CLEC, has the option of filing an FCC tariff for interstate network access services or negotiating separate contracts with parties who desire to purchase D&E CLEC services. Since this would entail negotiating with virtually every long distance carrier operating in the D&E CLEC local service area, D&E CLEC has elected to file an FCC tariff. D&E CLEC initiated its services during the fourth quarter of 1999.

     (ii) State. D&E has three businesses subject to regulation by the PUC: D&E Telephone, D&E Long Distance and D&E CLEC.

     D&E Telephone files its own tariff rates with the PUC for such services as dial tone and calling features. Rates for regional toll calls and intrastate access are contained in filed tariffs issued by the Pennsylvania Telephone Association, a state trade association. The following notable activities occurred in 1999 involving D&E Telephone.

o In compliance with state statutes, commonly known as Chapter 30, D&E Telephone joined in a petition to the PUC in July 1998 for an alternative form of regulation. Litigation costs for this proceeding are being shared with 18 other rural ILECs. Although the statute defines Chapter 30 as a ten month process, voluntary postponement to incorporate mediation and analysis of other regulatory proceedings delayed the issuance of the PUC's Chapter 30 Order from June 1999 to January 2000. In January 2000, D&E Telephone filed a petition for reconsideration, and management is optimistic that D&E will eventually accept a PUC authorized alternative form of regulation, in which case an accelerated network modernization plan will be adopted along with a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

o In September 1998, the PUC launched a Global Telecommunications proceeding aimed at settling multiple regulatory issues, such as access charge reforms needed to establish a universal service fund, among ILECs, CLECs and long distance companies. Regulatory participation for this proceeding is being shared by D&E Telephone and 27 other ILECs. The PUC entered an order in September 1999 followed by a clarification order in November. Petitions for reconsideration and court appeals are pending before the PUC, the Pennsylvania Commonwealth Court, The Pennsylvania Supreme Court and the U.
     S. District Court for the Eastern District of Pennsylvania.

     D&E Long Distance is required to maintain an intrastate toll tariff with the PUC. This simply assures consumers that rates will not exceed the highest daytime rate charged by the most prominent long distance company operating in the state.

     D&E CLEC was certified by the PUC in January 1999 to operate in the areas throughout the state serviced by GTE North and Bell Atlantic of Pennsylvania. Subsequently, D&E CLEC was fully certified to operate in the areas throughout Pennsylvania served by Sprint/United Telephone. D&E CLEC is required to maintain a local exchange services tariff as well as an intrastate network access services tariff with the PUC.

     (3) Employees. D&E had 475 employees as of December 31, 1999. No individual employee, or group of employees, is organized or represented by any labor union for collective bargaining purposes with D&E management.

     (4) Significant Customers. There are no significant telephone subscribers, whose loss would have a material adverse effect on D&E. AT&T, however, is D&E's most significant customer in terms of total revenue received from a single entity.

     During each of the last three fiscal years, AT&T purchased network access services and billing and collection services from D&E which, in 1999, 1998 and 1997, produced $5,496,000, $5,014,000 and $5,521,000, respectively, in annual revenues, or approximately 8.7%, 9.4% and 11.4%, respectively, of total consolidated operating revenues.

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

     To the extent that AT&T loses market share to other long distance companies and that D&E, therefore, loses revenue from AT&T, management believes D&E should receive approximately the same revenue from any other long distance carrier competing with AT&T. Based on three-year comparison of data during the period from 1996 to 1999, the number of access lines grew at an average annual rate of 4.8%, while AT&T minutes of use fluctuated within a range of plus 2.5% to a decrease of 5.3% in the same years.

     (5) Competition. Competition is emerging in niches in Pennsylvania's local exchange market, particularly in the service territories of larger ILECs, like Bell Atlantic and GTE North. CLECs, such as D&E CLEC, are less regulated than ILECs and offer an alternative for some consumers to traditional telephone companies. D&E Telephone currently qualifies as a rural telephone company, and has received a limited suspension until July 2000, from certain interconnection requirements of the 1996 Act. D&E Telephone has applied for an additional one-year extension. This suspension protects universal service in D&E Telephone's service territory from non-facilities-based CLECs that might target higher revenue producing customers and thus erode the subsidy flow to residential consumers. To some extent, cellular and PCS wireless services also offer a competitive alternative in the local exchange market.

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

     Various other services, such as directory publication, billing and collection of long distance toll charges to consumers and telephone system sales, are open to competition from other suppliers. To compete in open markets, D&E utilizes a combination of media, such as local newspaper, radio and television advertising, to highlight D&E's competitive service and pricing differences in order to attract customers to D&E's products and services.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

     On February 28, 1994, the government of Hungary awarded a concession to MTT, a Hungarian corporation, to provide local exchange telecommunications service for a period of 25 years in the Monor region of Hungary. D&E indirectly owned 16% of MTT, which it sold in December 1999.

     During 1997, Pilicka, a Polish corporation, purchased three licenses to operate a competitive duopoly telephone network for 15 years in an area south of Warsaw. The licenses cover an area of 5,000 square miles with a population of approximately 1.9 million people. Pilicka provides telephone service to more than 18,600 customers. D&E indirectly owns 33% of Pilicka. The sale of Pilicka is currently in binding arbitration with the International Court of Arbitration at the International Chamber of Commerce.

     (e) Special Considerations.

     The risk involved in growth in competitive business activities

     Although a substantial portion of D&E's operations are subject to regulation at both the federal and state levels, D&E continues to experience growth in its competitive businesses. The 1996 Act, signed into law on February 8, 1996, has major ramifications throughout both state and federal jurisdictions and therefore affects the strategic direction of D&E. While the 1996 Act encourages development of advanced technology in the telecommunications industry and entrance of D&E into new markets, it may also provide these same opportunities to a new set of competitors and other entrepreneurs who have not previously been permitted to compete in D&E Telephone's markets.

     Effect of exchange rate fluctuations

     D&E has invested in operations in Europe which have experienced exchange translation losses in converting results from foreign currencies into U.S. dollars. Inflation has also affected the translation between currencies. There can be no assurance that the Company's foreign operations will be able to raise rates in the future to offset some or all of the effects of inflation of the local currencies. Although there has been no problem moving currency out of foreign countries, there is no assurance that currency movement controls will not be enacted in the future.

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

Other portions of the building are leased as office space. Approximately half of the building is currently occupied by D&E employees.

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

     (b) Network Plant Facilities. D&E owns and operates a network of switching and transmission facilities that is used to provide local, national and international telecommunications services to D&E's customers. This network also provides for advanced custom calling services and customer local area signaling services (CLASS).

     The switching facilities consist primarily of digital electronic switching equipment housed in D&E-owned buildings situated at various locations within the service area. The 100% digital switching technology used by D&E is manufactured by Nortel. Two host DMS-100 switches are located in Ephrata and Lititz; 10 remote switching centers or remote line modules are located in buildings or controlled environmental vaults at Adamstown, Akron, Brickerville, Denver, Durlach, Elstonville, Lincoln, Manheim, Reinholds and Pennsylvania Turnpike Exit
21. Other smaller, remote dial tone units, such as access nodes and digital loop carrier equipment, are contained in weatherproof housings scattered throughout the territory. D&E has also invested in Signaling System 7 (SS7) Signaling Transfer Point equipment, SS7 Signaling Control Point equipment, and Advanced Intelligent Network (AIN) Service Builder(TM) software, which are used to provide AIN services. In addition, this equipment permits D&E to be a node in the Illuminet telephone network through which other telecommunications companies can obtain access to the national SS7 network.

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

     In 1994, D&E completed a four-year fiber-optic ring project. Approximately 431,000 feet of fiber-optic cable was installed in order to create three "self-healing" fiber-optic rings. This self-healing ring technology provides an uninterruptable communications link to each of D&E's switching centers and larger digital remote units, thus protecting D&E's customers from any service outage caused by a break in any major fiber-optic cable. During 1999, additional equipment was installed to provide customers with the latest high speed data communication. Digital subscriber line (DSL) service was added to meet the demands for broadband data services.


Item 3. Legal Proceedings.

     (a) Sale of Pilicka Telefonia S.A. to Elektrim S.A.

     In April 1999, PenneCom B.V. (PenneCom), a Netherlands corporation which provides communications services in

Central Europe and is owned by EuroTel, LLC (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell, subject to Polish regulatory review, its shares of Pilicka, a Polish corporation, to Elektrim S.A. (Elektrim), another Polish corporation, for $140 million in cash and notes. Polish regulatory authorities approved the proposed purchase on July 27, 1999. However, on July 28, 1999, Elektrim issued written notice that it was terminating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its termination of the agreement was justified because, among other things, PenneCom altered its normal course of business, constituting a "material adverse change" and a ground for termination under the agreement. In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in terminating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The parties have substantially completed the discovery phase of the arbitration and submitted written evidence. They presently are in the briefing phase, which will be followed by a hearing on all relative factual issues. PenneCom considers the counterclaim to be without merit. D&E fully expects that PenneCom will continue to vigorously pursue enforcement of the agreement and defense of the counterclaim. However, it is not possible at this time to predict the outcome of the arbitration.

     (b) Boles litigation

     On March 26, 1999, representatives of PenneCom informed a representative of Boles Knop L.L.C. (Boles) that PenneCom had accepted an unsolicited offer from Elektrim to purchase 100% of the shares of Pilicka. See Item 3. (a) above. Later on March 26, 1999, Boles delivered a letter asserting that it was due a substantial fee in connection with such transaction under its investment banking agreement (the Agreement) with PenneCom. PenneCom disputed these assertions by Boles, and following discussions among the parties, EuroTel and PenneCom commenced an action in May 1999, in the United States District Court for the District of Nebraska against Boles to resolve the dispute. In their federal court action, EuroTel and PenneCom are seeking a declaratory judgment that they have no obligation to Boles for a commission relating to the sale of Pilicka.

     On June 7, 1999, Boles filed a counterclaim against EuroTel and PenneCom and a third-party complaint and issued service of process upon D&E and the other two owners of EuroTel, seeking recovery for the additional fees it alleges to be due to it under the Agreement and seeking punitive or treble damages on fraud, conspiracy and misrepresentation theories. On August 6, 1999, D&E filed a motion seeking to dismiss the fraud, conspiracy, and misrepresentation causes of action, which form the basis for the punitive and treble damages claim, and for an order requiring a more definitive complaint. On October 25, 1999, Boles filed a motion to transfer venue from the United States District Court for the District of Nebraska to the United States District Court for the Eastern District of Virginia, Alexandria Division.

     On December 28, 1999, the court entered an Order denying D&E's motion to dismiss, but requiring Boles to amend its third-party complaint to clarify its fraud and conspiracy causes of action. Also, on December 28, 1999, the court entered a separate Order denying Boles' motion to transfer venue. Pursuant to the court's Order, on January 19, 2000, Boles filed an amended counterclaim against EuroTel and PenneCom and an amended third-party complaint against D&E and the other two owners of EuroTel. In the amended pleading, Boles voluntarily dropped the fraud claim but continued to assert causes of action for breach of contract and conspiracy and to request declaratory relief against EuroTel, PenneCom, D&E and the other two owners of EuroTel. EuroTel and PenneCom have filed a motion to dismiss only the conspiracy counts. D&E has filed a motion to dismiss not only the conspiracy counts, but also the breach of contract and declaratory judgment counts. The other two owners have filed a motion to dismiss all counts except the declaratory judgment count. If D&E's motion to dismiss is successful, it would result in Boles' third-party complaint against D&E being dismissed in its entirety. Because the court has not ruled on the motion to dismiss and the parties have not engaged in any discovery, the facts have not been fully developed and it is not possible at this time to predict the likelihood, if any, of Boles recovering damages against D&E, PenneCom, or EuroTel.

     D&E is involved in other various legal proceedings arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on D&E's consolidated financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the fourth quarter of 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of D&E Communications, Inc. trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low bid prices of D&E's common stock during each of the periods indicated, as reported daily by the NASDAQ National Market.

      1998                               Low                 High
      ----                               ---                 ----
 First Quarter                          $16.25              $19.25
 Second Quarter                         $16.75              $18.13
 Third Quarter                          $12.50              $17.13
 Fourth Quarter                         $11.50              $18.25

      1999                               Low                 High
      ----                               ---                 ----
 First Quarter                          $14.25              $18.38
 Second Quarter                         $18.38              $22.00
 Third Quarter                          $19.25              $22.38
 Fourth Quarter                         $18.63              $21.00

     The bid quotations reflect inter-dealer quotations; do not include retail markups, markdowns, or commissions; and may not necessarily represent actual transactions. The bid information stated is, to the knowledge of D&E management, the best approximate value at the time indicated.

     The closing price on December 31, 1999 was $19.00. Based on the records maintained by D&E, the approximate number of holders of D&E common stock, as of December 31, 1999, was 1,876.

     During the two most recent fiscal years, cash dividends on D&E common stock have been declared quarterly in the annual amount of $0.39 per share. Dividends are paid as and when declared by D&E's Board of Directors and in accordance with restrictions set forth in covenants contained in D&E Telephone's debt agreements. For further discussion of such restrictions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 1999. Certain amounts have been reclassified for comparative purposes.

                 FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA
                  (In thousands, except per-share amounts) (1)


                                                        1999               1998         1997         1996            1995
                                                        ----               ----         ----         ----            ----
Income Statement Data
        Operating revenues .........................  $ 63,527          $ 53,311     $ 48,484       $44,396         $40,908
        Operating income ...........................  $  9,127          $  7,937     $  9,020       $ 8,399         $ 8,452
        Cumulative effect of accounting
          change, net of tax .......................  $    ---         ($    251)    $    ---       $   ---         $   ---
        Extraordinary loss, net of tax .............  $    ---         ($  7,901)    $    ---       $   ---         $   ---
        Net income (loss) ..........................  $  8,851         ($ 12,255)    $  9,565       $ 3,910         $ 3,343

Balance Sheet Data
        Total assets ...............................  $114,654          $110,077     $119,961       $91,556         $88,521
        Long-term debt .............................  $ 21,582          $ 22,657     $ 41,657       $24,888         $26,137

Per-Share Information
        Basic income (loss) before accounting
          change and extraordinary item ............  $1.20             ($0.55)      $1.58          $0.68           $0.59
        Cumulative effect of accounting change .....  $  ---            ($0.03)      $ ---          $  ---          $  ---
        Extraordinary item .........................  $  ---            ($1.07)      $ ---          $  ---          $  ---
        Net income (loss) per common share (2) .....  $1.20             ($1.65)      $1.58          $0.68           $0.59
        Cash dividends declared per common
          share (2) ................................  $0.39              $0.39       $0.39          $0.39           $0.36


     (1) The selected financial data for fiscal year 1995 is for the consolidated results of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone), which is now a subsidiary of D&E Communications, Inc. D&E Communications, Inc. and its subsidiaries are defined and referenced herein as D&E.

     (2) The per-share data is based upon the weighted average common shares outstanding and reflects a three-for-one share exchange effective June 7, 1996. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Fiscal Years 1999, 1998 and 1997

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantive risks and uncertainties. When used in this section, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to D&E or its management are intended to identify such forward-looking statements. D&E's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. The following should be read in conjunction with D&E's financial statements. Monetary amounts presented in the following discussion and the financial statements are in thousands, except earnings per share.

RESULTS OF OPERATIONS

     Summary

     D&E's 1999 net income was $8,851, compared with a net loss of $12,255 in 1998. The increase was primarily due to a gain of $6,001 net of income tax from the sale of D&E SuperNet, Inc. to OneMain.com, Inc. (OneMain) early in the year; and an $11,154 after-tax gain from D&E's share of the sale, by its affiliate in December 1999, of its investment in Monor Telephone Company (MTT) in Hungary. Excluding the gain from the sale of the Hungarian investment, other European operating and management oversight activity decreased net income from 1998 to 1999 by $3,010. The equity in net loss of affiliate from the D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) decreased net income from 1998 to 1999 by $1,599. During 1998, the remaining cellular partnership interest was sold for a net-of-tax gain of approximately $1,062. Other one-time transactions in 1998 included the extinguishment of debt related to the return of a PCS license that resulted in an extraordinary loss of $7,901 net of taxes and a change in accounting principle related to start-up costs that resulted in a decrease of income of $251 after tax.

     Operating activities generated $17,824, the largest source of cash flows in 1999. The major uses of cash were $13,923 for capital expenditures and $9,688 for investment in affiliates. Cash flow in 1998 was provided primarily from the sale of 1.3 million shares of D&E common stock to Citizens Utilities Company (Citizens), which generated net proceeds of $26,253. Funds from operations generated $13,829.

     Business Segments

     Prior to the fourth quarter of 1998, D&E reported its activity as one business segment. D&E adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), in 1998. The business of D&E has been analyzed by the nature of its products and services, method of production and delivery of services, regulatory environment and types of customers served. Based on that analysis, D&E reports four business segments in a format similar to information provided to management.

     The segments reported are: (i) Telecommunication Services, (ii) Telephone & Data Services, (iii) Wireless Services and (iv) International Communication Services. Telecommunication Services is distinguished by services provided primarily in a regulated market to all residences and businesses in a geographic service area. Its services are generally delivered through traditional telephone systems, and its revenues are earned primarily from a volume of usage and lease of facilities. Telephone & Data Services is distinguished by services provided with minimal geographic and regulatory restrictions. Customers include residential and business long distance subscribers. Additionally, Telephone & Data Services customers include businesses that purchase telephone or computer network systems, which may be a one-time installation service as opposed to a monthly usage service. Wireless Services is distinguished by its marketing methods, service delivery, customer base and regulatory environment. The International Communication Services segment records income from equity in earnings of affiliates that operate in Europe under unique regulatory environments.

     1999 compared to 1998 Operating Revenues

     Consolidated operating revenues for 1999 totaled $63,527, an increase of $10,216, or 19.2%, over 1998. The increase was made up of $3,183 from telephone services, $3,349 from support services provided to various affiliated joint ventures and $3,684 from communication products sold.

     Telecommunication Services segment revenues increased 7.4% to $39,944 in 1999 from $37,209 in 1998. The increase was primarily related to a steady growth in the number of access lines and continued increases in network access services.

o Local network services revenues increased 10.3% to $11,570 in 1999 from $10,494 in 1998. The 1999 increase was partially related to a 4.3% increase in the number of access lines, which increased revenues approximately $359. Local private network revenues and line connection charges increased by $453 as a result of PCS ONE and others contributing to the increased number of lines. Revenues generated by pay-per-use calling features and caller ID services grew by $97 in 1999 over 1998.

o Network access services revenues increased 8.4% to $19,250 in 1999 from $17,751 in 1998. The 1999 increase was largely attributable to increased access lines, minutes of use, circuits and client ports for an increase of $868. The increase was primarily due to an increase in minutes-of-use call volumes. Rate decreases primarily from certain Interstate Carrier Access Billing System (CABS) settlements accounted for a $376 drop in access revenues.

o Directory advertising revenues increased 5.5% to $3,274 in 1999 from $3,104 in 1998. The increase in 1999 was primarily related to an expanded directory.


     Telephone & Data Services segment revenues increased 36.6% to $17,612 in 1999 from $12,890 in 1998.

o Increased revenues from computer network installations, repairs and modifications generated $2,288 of the increase.

o Telephone cabling and system installations increased $1,451 from the prior year.

o The increase was partially from additional long distance service revenues. Minutes of use was 17% higher in 1999, accounting for approximately $275 of the increase.

     Wireless Services segment revenues increased 77.3% to $6,480 in 1999, from $3,654 in 1998. The increase resulted from the growth of PCS ONE operations after its first full year of service in 1998. Revenues were recorded primarily for support services to PCS ONE on a cost reimbursement basis.

     International Communication Services segment revenues were $1,274 in 1999, compared with $681 in 1998. Support services to the European ventures were recorded on a cost reimbursement basis since 1998. Future international support services revenues are anticipated to decrease as a result of the sale of the Hungarian investment.

     Operating Expenses

     Consolidated operating expenses for 1999 totaled $54,400, an increase of $9,026, or 20.0%, over 1998 operating expenses of $45,374.

     Network operations expenses are incurred in maintaining D&E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations expenses include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, videoconferencing and other materials and supplies. Expenses in this category increased 8.8% to $6,852 in 1999 from $6,297 in 1998. The 1999 increase is primarily related to increased wages, benefits and training plus the cost of providing computers, software and office furnishings for an expanded staff.

     Network access expense increased 0.2% to $2,967 in 1999 from $2,961 in 1998. Minor changes of increased minutes of use, rate decreases and Universal Service Fund increases, all netted to this small expense increase.

     Directory advertising expense increased 7.1% to $2,250 in 1999 from $2,101 in 1998. The increase was related to the additional costs of publishing a larger telephone directory, required by an increasing number of telephone lines in service.

     Other communication services costs increased in 1999 to $8,411 from $5,048 in 1998. These costs increased primarily from providing support services to PCS ONE, which expanded operations from 1998, its first full year of operations.

     Cost of communication products sold increased 53.6% to $8,447 in 1999 from $5,499 in 1998. The increase in 1999 is attributable to increased telephone system and computer networking sales volume.

     Depreciation expense increased 4.3% to $9,771 in 1999 from $9,372 in 1998. The increase was largely due to an increase in property, plant and equipment in service.

     Marketing and customer services expense in 1999 increased 38.9% to $4,936 from $3,555 in 1998. The 1999 increase was partially attributable to wages and benefits involved in providing customer service to the expanding base of D&E Telephone residential customers and to D&E Telephone and Data Systems, Inc. computer networking and telephone systems customers. Additionally, expansion of the corporate marketing department in preparation for operating in a competitive environment resulted in increased wages and expenses for an aggressive marketing campaign to expand services beyond D&E Telephone's regulated service area.

     General and administrative services expense increased 2.1% to $10,766 in 1999 from $10,541 in 1998. The increase in 1999 was partially from wage and benefit increases. Addition of the 1999 Long-Term Incentive Plan increased expenses by $333 in 1999. The Public Utility Realty Tax (PURTA) decreased $214 as a result of an additional assessment made during 1998.

     Operating Income

     Operating income for 1999 was $9,127, or 15.0% over the $7,937 recorded in 1998.

     Other Income (Expense)

     Other income (expense), net for 1999 was income of $3,832, compared with expense of $10,699 in 1998. The primary reasons for this change were:

o Losses resulting from PCS ONE, which completed its second full year of operations in 1999, grew by $2,422.

o D&E's share in the equity of EuroTel, L.L.C. (EuroTel) increased $11,803 related to the sale of MTT. Equity in EuroTel was reduced by an estimated cost of $512 for taxes to be assessed on the repatriation of a portion of the proceeds in January 2000. EuroTel losses increased $3,477 in 1999 primarily from operating expenses and interest expense increases. Operating results from the indirect investment in MTT in Hungary, prior to its disposition, increased by $1,584 due to more profitable operating results and more favorable currency translation rates in 1999. Operating losses related to the indirect investment in Pilicka Telephone (Pilicka) in Poland increased by $314 due to the initiation of services early in 1998 and continuing development in 1999.

o    Gain on the sale of D&E SuperNet, Inc. to OneMain was $9,093.

o Gain on the sale of partnership interests in cellular investments of $1,659 in 1998 was not repeated in 1999.

o As a result of the sales of partnership interests during 1998, equity in income of cellular investments decreased $90.

o Interest expense decreased $556, primarily as a result of the debt canceled upon returning a PCS license in 1998. Interest income increased $144 related to additional advances to EuroTel offset by less interest income from D&E SuperNet.

     Income Taxes

     Federal and state income taxes increased $2,767 to $4,043 in 1999 from $1,276 in 1998. The increase was primarily the result of higher pre-tax income due to 1999 sales of D&E SuperNet shares and the MTT investment. The effective tax rates were a positive 31.2% in 1999 and a negative 46.2% in 1998.


     1998 compared to 1997 Operating Revenues

     Consolidated operating revenues for 1998 totaled $53,311, an increase of $4,827, or 10.0%, over 1997. Communications services revenues provided to various affiliated joint ventures accounted for $4,433 of the increase. An increase of $1,372 in other telephone services revenues was offset by a decrease of $582 in communication products sold.

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

o Network access services revenues increased 2.1% to $17,049 in 1998 from $16,698 in 1997. The 1998 increase was largely attributable to a National Exchange Carrier Association, Inc. (NECA) Traffic Sensitive settlements increase of $1,023 and to increased minutes of use, which generated a CABS increase of $521. Special access revenues increased $523 primarily as a result of a 51% increase in high-capacity circuits driven by demand from PCS ONE. These increases were partially offset by $875 resulting from a CABS rate decrease. Adjustments of accruals also accounted for a $923 decrease in access revenues.

o Long distance network services revenues decreased as a result of a rate decrease in May 1997 and an expansion of certain local calling areas.

o Directory advertising revenues decreased 2.5% to $3,104 in 1998 from $3,182 in 1997. The decrease in 1998 was primarily related to a decrease in local yellow-page billings and a charge of $27 for a reduction in 1997 estimated revenues.

o Miscellaneous revenues decreased in 1998 due to nonrecurring revenues received in 1997 related to the directory publishing contract.


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


     Wireless Services segment revenues were $3,654 in 1998, compared with $369 in 1997. The increase resulted from the commencement of PCS ONE operations beginning in November 1997. Revenues were recorded primarily for support services to PCS ONE on a cost reimbursement basis.


     International Communication Services segment revenues were $681 in 1998 with no comparable revenues in the prior year. Support services to the European ventures were recorded on a cost reimbursement basis in 1998. No support services revenues were recorded in 1997.


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

     Other communication services costs increased in 1998 to $5,048 from $766 in 1997. As anticipated, these costs increased sharply, primarily from providing support services to PCS ONE, which began operations in November 1997.

     Cost of communication products sold decreased 5.5% to $5,499 in 1998 from $5,816 in 1997. The decrease in 1998 is attributable to decreased telephone system sales.

     Depreciation expense increased 10.7% to $9,372 in 1998 from $8,466 in 1997. The increase was largely due to an increase in property, plant and equipment in service.

     Marketing and customer services expense in 1998 increased 5.7% to $3,555 from $3,365 in 1997. The 1998 increase was partially attributable to wages and benefits involved in providing customer service to the expanding base of D&E Telephone residential customers and to D&E Telephone and Data Systems, Inc. computer networking and systems customers. Additionally, expansion of the corporate marketing department added wages in preparation for operating in a competitive environment.

     General and administrative services expense decreased 2.0% to $10,542 in 1998 from $10,762 in 1997. The decrease in 1998 was predominately from wage and benefit decreases for planning and accounting services. Offsetting these decreases was an increase of $222 in PURTA due to additional assessments for 1997 and 1998 made by the Pennsylvania Department of Revenue.


     Operating Income

     Operating income for 1998 was $7,937, or $1,083 below the $9,020 recorded in 1997.


     Other Income (Expense)

     Other income (expense), net for 1998 was an expense of $10,699, compared with an income of $8,572 in 1997. The primary reasons for this change were:

o Losses resulting from PCS ONE, which started operations late in 1997, grew by $6,832.

o Operating losses related to the indirect investment in Pilicka in Poland increased by $2,796 due to the initiation of services early in 1998.

o Operating losses from the Monor Communications Group (MCG) investment in MTT in Hungary decreased by $1,047 due to more profitable operating results and more favorable currency translation rates in 1998.

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

     Accounting Changes and Extraordinary Item

     During 1999, D&E adopted AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance for determining whether computer software costs should be expensed as incurred or capitalized and amortized. As a result of adopting the new standard, D&E's 1999 net income increased by $345 net of income taxes.

     During 1998, D&E adopted AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on accounting for start-up activities and organization costs and requires these costs to be expensed as incurred. As a result of adopting this new standard, D&E expensed organization costs of $421, which is recorded as a cumulative effect of a change in accounting principle, net of income taxes of $170.

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


     Effects of Inflation

     It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 2000.


FINANCIAL CONDITION

     Liquidity and Capital Resources

     D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and business development. D&E expects that presently foreseeable capital requirements for its existing business will be financed primarily through internally generated funds and additional debt. D&E had $1,674 in cash and $11,726 of temporary investments at December 31, 1999. However, additional short- or long-term debt or equity financing may be needed to fund new business development activities and to enhance D&E's capital structure within management's guidelines.

     During 1999, the primary source of funds was $17,824 provided by operating activities. During 1998, the primary source of funds was $26,253 in net proceeds from the sale of common stock to Citizens. Net cash provided by operating activities was $13,829. In 1998, the sale of the one remaining cellular interest provided $2,375 of additional cash.

     D&E invested $13,898 in capital expenditures during 1999, compared with $7,816 of capital additions in 1998. The major capital additions in both years were for digital switching and circuit equipment, computers and software, and poles and cable purchases to continually upgrade the telephone operating system. The net increase in investments and advances to affiliates was $9,688 in 1999, compared with $2,791 in 1998.

     As of December 31, 1999, D&E had unsecured lines of credit totaling $25,000 with three domestic banks. There were no outstanding amounts borrowed under these agreements during the year or at the end of the year. Early in January 2000, D&E received $14,051 in payments related to the sale of MTT in December 1999. The funds were placed into temporary investments, including a $7,000 portion that was restricted in accordance with terms of a pledge of collateral D&E agreed to provide to a bank for a loan made to PenneCom B.V. (PenneCom) in December 1999. The collateral restriction will be in force until the loan is repaid, which management anticipates will be in conjunction with the sale of Pilicka.

     Maturities of long-term debt over the next five years are $1,007 in 2000, and $855 annually in 2001, 2002 and 2003. In 2004, $10,855 matures, including the total principal balance of a note for $10,000 due in January 2004. D&E believes it will have adequate resources or the ability to refinance its debt to meet these obligations as they become payable. For further information regarding the interest rates on the unsecured lines of credit and the long-term debt and for current maturities of long-term debt during the next five years, see Note 10 to the financial statements.

     As a result of the restructuring associated with the exchange of D&E shares for D&E Telephone shares, D&E Telephone negotiated amendments, effective June 7, 1996, to the financial covenants contained in each of its three Senior Note Agreements. The amendments changed the limit on accumulated distribution of dividends and restricted investments from $9,000 plus 75% of D&E Telephone's accumulated consolidated net income to $5,000 plus 75% of D&E Telephone's accumulated consolidated net income. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note Agreements of D&E Telephone are guaranteed by D&E. D&E's ratio of total debt to total debt plus capital declined to 24.4% at December 31, 1999, compared to 26.6% at December 31, 1998.


OTHER

     Until March 25, 1999, D&E owned a 50% equity investment in D&E SuperNet, Inc., a domestic corporate joint venture that offered Internet access services and related equipment. On March 25, 1999, D&E sold its shares in D&E SuperNet, Inc. in exchange for $2,420 cash and $6,814 in shares of OneMain common stock. Additionally, D&E earned additional consideration, based upon D&E SuperNet, Inc. meeting certain operational and earnings margin requirements. At the option of OneMain, the amount of the additional consideration was paid $56 in cash and $56 in stock. D&E holds the investment as available-for-sale securities. OneMain was formed for the purpose of acquiring Internet service providers in rural and secondary markets to provide customers with Internet access services and equipment.

     In April 1999, PenneCom, a Netherlands corporation which provides communications services in Central Europe and is wholly-owned by EuroTel, a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell, subject to Polish regulatory review, its shares of Pilicka, a Polish corporation, to Elektrim S.A. (Elektrim), another Polish corporation, for $140 million in cash and notes. Polish regulatory authorities approved the proposed purchase on July 27, 1999. However, on July 28, 1999, Elektrim issued written notice that it was terminating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its termination of the agreement was justified because, among other things, PenneCom altered its normal course of business, constituting a "material adverse change" and a ground for termination under the agreement. In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in terminating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The parties have substantially completed the discovery phase of the arbitration and submitted written evidence. They presently are in the briefing phase, which will be followed by a hearing on all relative factual issues. PenneCom considers the counterclaim to be without merit. D&E fully expects that PenneCom will continue to vigorously pursue enforcement of the agreement and defense of the counterclaim. However, it is not possible at this time to predict the outcome of the arbitration.

     On March 26, 1999, representatives of PenneCom informed a representative of Boles Knop L.L.C. (Boles) that PenneCom had accepted an unsolicited offer from Elektrim to purchase 100% of the shares of Pilicka. Later on March 26, 1999, Boles delivered a letter asserting that it was due a substantial fee in connection with such transaction under its investment banking agreement (the Agreement) with PenneCom. PenneCom disputed these assertions by Boles, and following discussions among the parties, EuroTel and PenneCom commenced an action in May 1999, in the United States District Court for the District of Nebraska against Boles to resolve the dispute. In their federal court action, EuroTel and PenneCom are seeking a declaratory judgment that they have no obligation to Boles for a commission relating to the sale of Pilicka.

     On June 7, 1999, Boles filed a counterclaim against EuroTel and PenneCom and a third-party complaint and issued service of process upon D&E and the other two owners of EuroTel, seeking recovery for the additional fees it alleges to be due to it under the Agreement and seeking punitive or treble damages on fraud, conspiracy and misrepresentation theories. On August 6, 1999, D&E filed a motion seeking to dismiss the fraud, conspiracy and misrepresentation causes of action, which form the basis for the punitive and treble damages claim, and for an order requiring a more definitive complaint. On October 25, 1999, Boles filed a motion to transfer venue from the United States District Court for the District of Nebraska to the United States District Court for the Eastern District of Virginia, Alexandria Division.

     On December 28, 1999, the court entered an Order denying D&E's motion to dismiss, but requiring Boles to amend its third-party complaint to clarify its fraud and conspiracy causes of action. Also, on December 28, 1999, the court entered a separate Order denying Boles' motion to transfer venue. Pursuant to the court's Order, on January 19, 2000, Boles filed an amended counterclaim against EuroTel and PenneCom and an amended third-party complaint against D&E and the other two owners of EuroTel. In the amended pleading, Boles voluntarily dismissed the fraud claim but continued to assert causes of action for breach of contract and conspiracy and to request declaratory relief against EuroTel, PenneCom, D&E and the other two owners of EuroTel. EuroTel and PenneCom have filed a motion to dismiss only the conspiracy counts. D&E has filed a motion to dismiss not only the conspiracy counts, but also the breach of contract and declaratory judgment counts. The other two owners have filed a motion to dismiss all counts except the declaratory judgment count. If D&E's motion to dismiss is successful, it would result in Boles' third-party complaint against D&E being dismissed in its entirety. Because the court has not ruled on the motion to dismiss and the parties have not engaged in any discovery, the facts have not been fully developed and it is not possible at this time to determine the likelihood, if any, of Boles recovering damages against D&E, PenneCom or EuroTel.

     D&E became party to a loan agreement between a domestic bank and PenneCom in December 1999. As an inducement to the bank to lend up to $40,000 to PenneCom, D&E, along with the other investors in EuroTel, pledged security on the loan, which management anticipates will be repaid in conjunction with the sale of Pilicka. D&E pledged $7,000 of investments as collateral, which was provided on January 5, 2000. PenneCom used the loan primarily to refinance higher interest debt.

     D&E Telephone files its own tariff rates with the Pennsylvania Public Utility Commission (PUC) for such services as dial tone and calling features. In compliance with state statutes, commonly known as Chapter 30, D&E Telephone joined in a petition to the PUC in July 1998 for an alternative form of regulation. Litigation costs for this proceeding are being shared with 18 other rural incumbent local exchange carriers (ILECs). Although the statute defines Chapter 30 as a ten month process, voluntary postponement to incorporate mediation and analysis of other regulatory proceedings delayed the issuance of the PUC's Chapter 30 Order from June 1999 to January 2000. In January 2000, D&E Telephone filed a petition for reconsideration, and management is optimistic that D&E will eventually accept a PUC authorized alternative form of regulation, in which case an accelerated network modernization plan will be adopted along with a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.


     During 1998, PCS ONE entered into a $40,000 loan agreement with Nortel to provide additional funds for continued development of the PCS network. As an inducement to Nortel to provide the financing, D&E became a party to a Capital Contribution Agreement whereby it became jointly and severally liable to Nortel to contribute up to a total of $50,000 of equity to PCS ONE in the event of a default. Omnipoint Corporation, D&E's joint venture partner in the development of the PCS ONE system, is also a signatory to the Capital Contribution Agreement with joint and several liability. At December 31, 1999, D&E and Omnipoint have contributed $30,922 to PCS ONE. Management anticipates D&E may make up to $2,000 of additional capital investments in the normal course of business during the year 2000.

     On February 25, 2000, Omnipoint Corporation merged into a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation, with Omnipoint Corporation as the surviving entity. The result was that Omnipoint Corporation became a wholly-owned subsidiary of VoiceStream Wireless Holdings Corporation. In connection with the merger, Omnipoint Corporation entered into an assignment and acceptance agreement with Nortel. Omnipoint Corporation, under the same terms of the Nortel agreement, acquired and assumed all rights over the advances made to PCS ONE, and all of the outstanding and committed advances under the loan agreement. Additionally, Omnipoint Corporation waived all PCS ONE defaults under the loan agreement resulting from the transfer of the Reading D-Block license to an entity other than PCS ONE.

     During 1999, PCS ONE negotiated a $70,000 loan commitment with a bank to provide additional funds for repayment of the Omnipoint loan assigned and assumed from Nortel, and to continue development of the PCS network. The bank commitment contains similar capital contribution requirements for PCS ONE's owners to provide a joint and several liability to provide a $40,000 capital contribution in the event of PCS ONE's default.

     On October 22, 1998, D&E announced that its Board of Directors authorized the repurchase of up to $2,000 worth of D&E common stock. The shares reacquired may be used for D&E's incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan and for other corporate purposes. Based on this authorization, D&E acquired 66,000 shares of its common stock as of December 31, 1999. Separately, the Board of Directors authorized the acquisition of 80,000 shares outside of the open market repurchase program.

     On January 7, 1998, D&E closed on an agreement pursuant to which a subsidiary of Citizens purchased 1.3 million shares of newly issued D&E common stock. The price was $20.781 per share for 1.3 million shares, or $27,015. The investment by Citizens initially represented 17.5%, and was 17.7% at December 31, 1999, of the combined shares outstanding. If Citizens proposes to sell any shares of D&E common stock, Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register for public sale the common stock Citizens acquired.

     Year 2000 Compliance

     D&E has not experienced any significant year 2000 problems to date and does not expect any significant problems to impair its operations. However, due to the magnitude and complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee every problem has been found. D&E is continuing to monitor critical operating and business systems and its contingency plans in the event problems should occur in the coming months. D&E's total year 2000 costs were less than $250. Management believes the changes completed will avoid any material impact on its financial condition or interruption to ongoing business activities.


FORWARD-LOOKING STATEMENTS

     This annual report contains certain forward-looking statements as to year 2000 remediation, the future performance of D&E and its various domestic and international investments, the effects of inflation and long-term contracts, including the Lancaster County 911 system, EuroTel, Pilicka and PCS ONE. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to, regulatory changes and factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Item 7a. Quantitative and Qualitative Disclosure About Market Risks.

     D&E does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 8. Financial Statements and Supplementary Data.

     Information called for by this Item is set forth beginning on page . See Index to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required under this Item is incorporated by reference from the material captioned "Management and Directors" in D&E's definitive proxy statement which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation.

     The information required under this Item is incorporated by reference from the material captioned "Executive Compensation" in D&E's definitive proxy statement which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required under this Item is incorporated by reference from the material captioned "Security Ownership of Certain Beneficial Owners and Management" in D&E's definitive proxy statement which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions.

     The information required under this Item is incorporated by reference from the material captioned "Certain Relationships and Related Transactions" in D&E's definitive proxy statement which will be filed within 120 days after the end of the fiscal year covered by this report.

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

     (b) Reports on Form 8-K. There was one current report on Form 8-K filed by the Registrant during the last quarter of 1999. On December 23, 1999, a Form 8-K was filed reporting PenneCom B.V., in which D&E holds a one-third ownership interest, had completed the sale of its 48.3% ownership in Monor Telephone Company in Hungary for $45 million.

     (c) Exhibits. See Index to Exhibits.

     (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item (14) is set forth on pages F - 1 through F - 52. See Index to Financial Statements.

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

2.2        D&E Shareholder Agreement, dated as of March                            Incorporated herein by reference from
           21, 1997, by and between D&E and various                                Exhibit 99.01 to the Form 8-K
           shareholders of D&E.                                                    Current Report filed by D&E on
                                                                                   April 7, 1997.

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

3.2        By-Laws                                                                 Incorporated herein by reference from
                                                                                   Exhibit 3.2 to D&E's Registration
                                                                                   Statement on Form 10 filed by D&E
                                                                                   on April 30, 1993.

4. Instruments defining the rights of security holders, including debentures:

             None of the long-term debt of D&E and its consolidated subsidiaries exceeds 10 percent of the total assets of D&E and its subsidiaries on a consolidated basis. The Company will furnish a copy of the instrument relating to any such long-term debt to the Commission upon request.

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

Exhibit                    Identification
  No.                        of Exhibit                                            Reference
------                     --------------                                          ---------
10.        Material Contracts

10.1       Denver and Ephrata Telephone and Telegraph Company                      Incorporated herein by reference
           Executive Incentive Plan as revised January 1998.*                      from Exhibit 10.1 to D&E's 1997
                                                                                   Annual Report of Form 10-K.

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
           May 25, 1984.

Exhibit                    Identification
  No.                        of Exhibit                                            Reference
------                     --------------                                          ---------

10.7       Agreement for the Provision of Enhanced                                 Filed herewith.
           9-1-1 Services between the County of
           Lancaster and Denver and Ephrata
           Telephone and Telegraph Company,
           effective upon approval of the
           Pennsylvania Public Utility Commission
           which occurred May 18, 1994
                    Attachment #1 Request for Proposal
                              as Amended;
                    Attachment #2 Best and Final Offer,
                              April 28, 1994;
                    Attachment #3 Clarifications to RFP;
                    Attachment #4 Lancaster County
                              Resolution #74, September 22, 1993;
                    Attachment #5 Lancaster County
                              Resolution #32, May 5, 1994;
                    Attachment #6 Addenda, Errata,
                      Bulletins to Contract Documents;
                    Attachment #7 Facility Lease; and
                    Attachment #8 Tariffed Local Exchange
                              Carrier Services.

10.8       Modification #2 to the Agreement for the                                Incorporated herein by reference from
           Provision of Enhanced 9-1-1 Services                                    Exhibit 10.1 to D&E's Quarterly Report
           between the County of Lancaster and                                     on Form 10-Q for the quarter ended
           D&E Telephone Company, signed                                           September 30, 1999.
           July 14, 1999.

10.9       Affiliated Interest Agreement between Denver                            Incorporated herein by reference from
           and Ephrata Telephone and Telegraph Company                             Exhibit 10.11 to D&E's 1995 Annual
           and Red Rose Systems, Inc.                                              Report on Form 10-K.

10.10      Affiliated Interest Agreement between D&E                               Incorporated herein by reference from
           Communications, Inc. and Denver and Ephrata                             Exhibit 10.21 to D&E's 1996 Annual
           Telephone and Telegraph Company and Red                                 Report on Form 10-K.
           Rose Communications, Inc.

10.11      D&E Shareholder Agreement, Exhibit D to the                             Incorporated herein by reference from
           Agreement and Plan of Merger by and between                             Exhibit B to Amendment No. 1 to the
           D&E Communications, Inc. and PCS One, Inc.                              Registration Statement on Form S-4
                                                                                   (Registration No. 333-18659) filed by
                                                                                   D&E on January 21, 1997.

10.12      D&E Communications, Inc. Officer Incentive                              Incorporated herein by reference from
           Plan as revised January 1998.  *                                        Exhibit 10.16 to D&E's 1997 Annual
                                                                                   Report on Form 10-K.

10.13      Stock Acquisition Agreement between                                     Incorporated herein by reference from
           D&E Communications, Inc. and Southwestern                               Exhibit 10.1 to D&E's Quarterly
           Investments, Inc., a subsidiary of Citizens Utilities                   Report on Form 10-Q for the
           Company, dated November 3, 1997.                                        quarter ended September 30, 1997.

Exhibit                    Identification
  No.                        of Exhibit                                            Reference
------                     --------------                                          ---------
10.14      Limited Partnership Agreement by and among                              Incorporated herein by reference from
           D&E Wireless, Inc., Omnipoint Venture                                   Exhibit 2.01 to the Form 8-K Current
           Partner I, L.L.C. and Omnipoint Holdings, Inc.                          Report filed by D&E on December 2,
                                                                                   1997.

10.15      Affiliated Interest Agreement between D&E                               Incorporated herein by reference from
           Telephone Company and D&E Wireless, Inc.                                Exhibit 10.21 to D&E's 1997 Annual
                                                                                   Report on Form 10-K.

10.16      Loan Agreement between D&E/Omnipoint                                    Incorporated herein by reference from
           Wireless Joint Venture, L.P. and Northern                               Exhibit 10.1 to D&E's Quarterly
           Telecom  Inc. dated September 18, 1998.                                 Report on Form 10-Q for the
                                                                                   quarter ended September 30, 1998.

10.17      Capital Contribution Agreement between                                  Incorporated herein by reference from
           Omnipoint Corporation and D&E Communications, Inc.                      Exhibit 10.2 to D&E's Quarterly
           in favor of D&E/Omnipoint Wireless Joint Venture,                       Report on Form 10-Q for the
           L.P. and Northern Telecom Inc. dated as of                              quarter ended September 30, 1998.
           September 18, 1998.


21.        Subsidiaries of the Registrant

21.1       List of all subsidiaries of D&E.                                        Filed herewith.

23         Consents

23.1       Consent of PricewaterhouseCoopers LLP, Philadelphia, PA                 Filed herewith.

23.2       Consent of PricewaterhouseCoopers LLP, Omaha, NE                        Filed herewith.

27.        Financial Data Schedule.

27.1       Financial Data Schedule.                                                Filed herewith.

-------------
* Indicates a plan or agreement relating to executive compensation.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned in the capacities designated and on the dates indicated, thereunto duly authorized.

                                        D&E Communications, Inc.

Date   March 24, 2000                   By  /s/ Anne B. Sweigart
       --------------                       ------------------------------------
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

Date   March 24, 2000                   By  /s/ Anne B. Sweigart
       --------------                       ------------------------------------
                                            Anne B. Sweigart
                                            President, Chairman of the
                                            Board, and Chief Executive
                                             Officer

Date   March 24, 2000                   By   /s/ Robert M. Lauman
       --------------                       ------------------------------------
                                            Robert M. Lauman
                                            Executive Vice President and
                                            Chief Operating Officer
                                            Member of the Board of Directors

Date   March 24, 2000                   By  /s/ Thomas E. Morell
       --------------                       ------------------------------------
                                            Thomas E. Morell
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Chief Accounting Officer)

Date   March 24, 2000                   By  /s/ John Amos
       --------------                       ------------------------------------
                                            John Amos
                                            Member of the Board of Directors

Date   March 24, 2000                   By  /s/ Thomas H. Bamford
       --------------                       ------------------------------------
                                            Thomas H. Bamford
                                            Member of the Board of Directors

Date   March 24, 2000                   By  /s/ Paul W. Brubaker
       --------------                       ------------------------------------
                                            Paul W. Brubaker
                                            Member of the Board of Directors

Date    March 24, 2000                  By  /s/ Ronald E. Frisbie
        --------------                      ------------------------------------
                                             Ronald E. Frisbie
                                             Member of the Board of Directors

Date    March 24, 2000                  By  /s/ Robert A. Kinsley
        --------------                      ------------------------------------
                                             Robert A. Kinsley
                                             Member of the Board of Directors

Date    March 24, 2000                  By  /s/ G. William Ruhl
        --------------                      ------------------------------------
                                             G. William Ruhl
                                             Senior Vice President, Member of
                                             the Board of Directors

Date    March 24, 2000                  By  /s/ Steven B. Silverman
        --------------                      ------------------------------------
                                             Steven B. Silverman
                                             Member of the Board of Directors

Date    March 24, 2000                  By  /s/ W. Garth Sprecher
        --------------                      ------------------------------------
                                             W. Garth Sprecher
                                             Vice President and Secretary,
                                             Member of the Board of Directors

Date    March 24, 2000                  By  /s/ D. Mark Thomas
        --------------                      ------------------------------------
                                             D. Mark Thomas
                                             Member of the Board of Directors

                          INDEX TO FINANCIAL STATEMENTS

Item 8. D&E Communications, Inc. and Subsidiaries.                          Page
                                                                            ----
    Report of Independent Accountants.                                       F-1

    Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997.                                        F-2

    Consolidated Balance Sheets as of December 31, 1999 and 1998.            F-3

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997.                                        F-4

    Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1999, 1998 and 1997.                            F-5

    Notes to Consolidated Financial Statements.                              F-6

    Item 14 (d) D&E/Omnipoint Wireless Joint Venture, L.P.

    Cover Page.                                                             F-21

    Table of Contents.                                                      F-22

    Report of Independent Accountants.                                      F-23

    Balance Sheets as of December 31, 1999 and 1998.                        F-24

    Statements of Operations
    For the Years Ended December 31, 1999, 1998 and the Two-Month
    Period Ended December 31, 1997.                                         F-25

    Statement of Changes in Partners' Capital For the Years Ended
    December 31, 1999, 1998 and the Two-Month Period Ended
    December 31, 1997.                                                      F-26

    Statements of Cash Flows
    For the Years Ended December 31, 1999, 1998 and the Two-Month
    Period Ended December 31, 1997.                                         F-27

    Notes to Financial Statements.                                          F-28

    Item 14 (d) EuroTel L.L.C.

    Cover Page.                                                             F-36

    Report of Independent Accountants.                                      F-37

    Consolidated Balance Sheets as of December 31, 1999 and 1998.           F-38

                                                                            Page
                                                                            ----

    Consolidated Statements of Operations
    For the Years Ended December 31, 1999, 1998 and 1997.                   F-39

    Consolidated Statements of Members' Equity (Deficit)
    and Comprehensive Income (Loss)
    For the Years Ended December 31, 1999, 1998 and, 1997.                  F-40

    Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1999, 1998 and, 1997.                  F-41

    Notes to Consolidated Financial Statements.                             F-42

                        Report of Independent Accountants

To the Board of Directors and Shareholders of D&E Communications, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.


/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 3, 2000

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Operations

              For the years ended December 31, 1999, 1998 and 1997

                    (In thousands, except per-share amounts)


                                                                           1999           1998           1997
                                                                         --------       --------       --------
OPERATING REVENUES
      Communication service revenues ..............................      $ 50,665       $ 44,182       $ 38,477
      Communication products sold .................................        11,667          7,983          8,565
      Other .......................................................         1,195          1,146          1,442
                                                                         --------       --------       --------
         Total operating revenues .................................        63,527         53,311         48,484

OPERATING EXPENSES
      Communication service expenses ..............................        20,480         16,407         11,055
      Cost of communication products sold .........................         8,447          5,499          5,816
      Depreciation and amortization ...............................         9,771          9,372          8,466
      Marketing and customer services .............................         4,936          3,555          3,365
      General and administrative services .........................        10,766         10,541         10,762
                                                                         --------       --------       --------
         Total operating expenses .................................        54,400         45,374         39,464
                                                                         --------       --------       --------

            Operating income ......................................         9,127          7,937          9,020

OTHER INCOME (EXPENSE)
      Equity in net losses of affiliates ..........................        (4,956)       (11,398)        (1,661)
      Interest expense ............................................        (1,818)        (2,374)        (2,173)
      Gain on sale of investments .................................         9,093          1,659         11,971
      Other, net ..................................................         1,513          1,414            435
                                                                         --------       --------       --------
         Total other income (expense) .............................         3,832        (10,699)         8,572
                                                                         --------       --------       --------
            Income (loss) before income taxes, dividends on
               utility preferred stock, cumulative effect of
               accounting change and extraordinary item ...........        12,959         (2,762)        17,592

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
      Income taxes ................................................         4,043          1,276          7,962
      Dividends on utility preferred stock ........................            65             65             65
                                                                         --------       --------       --------
            Total income taxes and dividends on
               utility preferred stock ............................         4,108          1,341          8,027
                                                                         --------       --------       --------
                   Income (loss) before cumulative effect of
                     accounting change and extraordinary item .....         8,851         (4,103)         9,565

      Cumulative effect of change in accounting
         principle, net of income tax benefit of $170 .............            --           (251)            --
      Extraordinary loss on early extinguishment of
         debt, net of income tax benefit of $220 ..................            --         (7,901)            --
                                                                         --------       --------       --------
NET INCOME (LOSS) .................................................      $  8,851       ($12,255)        $9,565
                                                                         ========       ========       ========
      Average common shares outstanding ...........................         7,385          7,416          6,040

BASIC EARNINGS (LOSS) PER COMMON SHARE
      Income (loss) before accounting change and extraordinary item      $   1.20       ($  0.55)      $   1.58
      Cumulative effect of accounting change ......................            --          (0.03)            --
      Extraordinary item ..........................................            --          (1.07)            --
                                                                         --------       --------       --------
           Net income (loss) per common share .....................      $   1.20       ($  1.65)      $   1.58
                                                                         ========       ========       ========
      Dividends per common share ..................................      $   0.39       $   0.39       $   0.39
                                                                         ========       ========       ========

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                 (In thousands)

                                   ASSETS                                              1999        1998
                                                                                     ---------    --------
CURRENT ASSETS
       Cash and cash equivalents .................................................   $   1,674    $  7,192
       Temporary investments .....................................................      11,726      14,805
       Accounts receivable .......................................................       7,787       7,109
       Accounts receivable - affiliated companies ................................       5,152       2,903
       Inventories, lower of cost or market, at average cost .....................       1,302       1,028
       Prepaid expenses ..........................................................       1,088       3,658
       Other .....................................................................         310         689
                                                                                     ---------    --------
          TOTAL CURRENT ASSETS ...................................................      29,039      37,384
                                                                                     ---------    --------
INVESTMENTS
       Investments and advances in affiliated companies ..........................      11,994       9,764
       Investments available-for-sale ............................................       6,371         227
                                                                                     ---------    --------
                                                                                        18,365       9,991
                                                                                     ---------    --------
PROPERTY, PLANT AND EQUIPMENT
       In service ................................................................     131,753     123,766
       Under construction ........................................................       4,092         426
                                                                                     ---------    --------
                                                                                       135,845     124,192
       Less accumulated depreciation .............................................      69,949      62,526
                                                                                     ---------    --------
                                                                                        65,896      61,666
                                                                                     ---------    --------
OTHER ASSETS
       Other .....................................................................       1,354       1,036
                                                                                     ---------    --------

TOTAL ASSETS .....................................................................   $ 114,654    $110,077
                                                                                     =========    ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Long-term debt maturing within one year ...................................   $   1,007    $  1,063
       Accounts payable and accrued liabilities ..................................       9,662       7,924
       Accrued taxes .............................................................         324         491
       Accrued interest and dividends ............................................         439         449
       Advance billings, customer deposits and other .............................       1,224       3,423
                                                                                     ---------    --------
          TOTAL CURRENT LIABILITIES ..............................................      12,656      13,350
                                                                                     ---------    --------
LONG-TERM DEBT ...................................................................      21,582      22,657
                                                                                     ---------    --------
OTHER LIABILITIES
       Deferred income taxes .....................................................       9,785       7,660
       Other .....................................................................         861         802
                                                                                     ---------    --------
                                                                                        10,646       8,462
                                                                                     ---------    --------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
         par value $100, cumulative, callable at par at the option
         of the Company, authorized 20,000 shares,
         outstanding 14,456 shares ...............................................       1,446       1,446
                                                                                     ---------    --------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000 ................       1,194       1,190
         Outstanding shares: 7,339,362 at December 31, 1999
                             7,422,396 at December 31, 1998
       Additional paid-in capital ................................................      37,026      36,546
       Unrealized loss on investments ............................................       (539)          --
       Unearned ESOP compensation ................................................       (153)        (429)
       Retained earnings .........................................................      33,281      27,294
       Treasury stock at cost:  146,112 shares at December 31, 1999
                                 38,480 shares at December 31, 1998 ..............      (2,485)       (439)
                                                                                     ---------    --------
                                                                                        68,324      64,162
                                                                                     ---------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................   $ 114,654    $110,077
                                                                                     =========    ========

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997

                                 (In thousands)

                                                                                 1999          1998         1997
                                                                                -------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ......................................................     $8,851      ($12,255)      $9,565
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Extraordinary loss on early extinguishment of debt .................         --         7,901           --
       Depreciation and amortization ......................................      9,771         9,809        8,486
       Deferred income taxes ..............................................      2,309         1,230          389
       Equity in net losses of affiliates .................................      4,956        11,398        1,895
        Tax benefits applicable to ESOP ...................................          8            12           17
        Gain on sale of investments in affiliated companies ...............     (9,093)       (1,659)     (11,971)
        Loss on retirement of property, plant and equipment ...............         24            43           64
        Losses applicable to minority interest ............................         --            --          (50)
   Changes in operating assets and liabilities:
        Accounts receivable ...............................................       (678)          (45)          88
        Inventories .......................................................       (274)         (137)         119
        Prepaid expenses ..................................................      2,570          (372)        (880)
        Accounts payable and accrued liabilities ..........................      1,738        (1,899)       1,899
        Accrued taxes and accrued interest ................................       (177)           (2)         945
        Advance billings, customer deposits and other .....................     (2,200)          323          319
        Other, net ........................................................         19          (518)        (164)
                                                                               -------      --------     --------

                 Net Cash Provided By Operating Activities ................     17,824        13,829       10,721
                                                                               -------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net of proceeds from sales and removal costs .....     (13,923)       (7,735)      (5,845)
   Proceeds from sale of temporary investments ............................      38,321        24,000           --
   Purchase of temporary investments ......................................     (35,241)      (38,805)          --
   Acquisition of other assets ............................................          --            --       (2,482)
   Proceeds from sale of investments in affiliated companies ..............       2,476         2,375       17,897
   Increase in investments and advances to affiliates .....................     (31,940)      (31,591)     (19,957)
   Decrease in investments and repayments from affiliates .................      22,252        28,800        3,373
                                                                                -------      --------     --------

                 Net Cash Used In Investing Activities ....................     (18,055)      (22,956)      (7,014)
                                                                                -------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends on common stock ..............................................      (2,690)       (2,701)      (2,220)
   Payments on long-term debt .............................................        (854)       (6,855)      (1,017)
   Net proceeds from (payments on) revolving lines of credit ..............          --            --       (1,140)
   Proceeds from issuance of common stock .................................         303        26,253          416
   Purchase of treasury stock .............................................      (2,046)         (439)          --
                                                                                -------      --------     --------

                 Net Cash Provided By (Used In) Financing Activities ......      (5,287)       16,258       (3,961)
                                                                                -------      --------     --------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ....................................................      (5,518)        7,131         (254)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR .......................................................       7,192            61          315
                                                                                -------      --------     --------

  END OF YEAR .............................................................      $1,674      $  7,192     $     61
                                                                                =======      ========     ========

                See Notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1999, 1998 and 1997

                                 (In thousands)

                                                                      1999                   1998                  1997
                                                              -------------------    --------------------    ------------------
                                                               Shares     Amount      Shares      Amount     Shares     Amount
                                                              --------   --------    --------    --------    ------     -------
COMMON STOCK
   Balance at beginning of year ............................     7,460   $  1,190      6,129     $    977     5,471     $   919

   Common stock issued for acquisitions ....................        --         --         --           --       362          54
   Common stock issued in private placement ................        --         --      1,300          208        --          --
   Common stock issued for Employee Stock Purchase Plan
      and Dividend Reinvestment Plan .......................        25          4         31            5        26           4

                                                              --------   --------    -------     --------    ------     -------
   Balance at end of year ..................................     7,485      1,194      7,460        1,190     6,129         977
                                                              --------   --------    -------     --------    ------     -------

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year ............................               36,546                  10,341                 2,021

   Common stock issued for acquisitions ....................                   --                      --                 7,802
   Common stock issued in private placement ................                   --                  25,697                    --
   Common stock issued for Employee Stock Purchase Plan
      and Dividend Reinvestment Plan .......................                  480                     508                   518

                                                                         --------                --------               -------
   Balance at end of year ..................................               37,026                  36,546                10,341
                                                                         --------                --------               -------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of year ............................                   --                      --                    --

   Unrealized loss on investments ..........................                 (539)                     --                    --
                                                                         --------                --------               -------
   Balance at end of year ..................................                 (539)                     --                    --
                                                                         --------                --------               -------

UNEARNED ESOP COMPENSATION
   Balance at beginning of year ............................                 (429)                   (695)                 (951)

   Reduction of ESOP trust loan ............................                  276                     266                   256

                                                                         --------                --------               -------
   Balance at end of year ..................................                 (153)                   (429)                 (695)
                                                                         --------                --------               -------

RETAINED EARNINGS
   Balance at beginning of year ............................               27,294                  42,402                35,144

   Net income (loss) .......................................                8,851                 (12,255)                9,565
   Tax benefits from dividends paid to ESOP ................                    8                      12                    17
   Dividends on common stock - $.39, $.39, $.39 per share ..               (2,872)                 (2,865)               (2,324)
                                                                         --------                --------               -------
   Balance at end of year ..................................               33,281                  27,294                42,402
                                                                         --------                --------               -------

TREASURY STOCK
   Balance at beginning of year ............................       (38)      (439)         --          --        --          --

   Treasury stock acquired .................................      (108)    (2,046)        (38)       (439)       --          --
                                                              --------   --------     -------    --------    ------     -------
   Balance at end of year ..................................      (146)    (2,485)        (38)       (439)       --          --
                                                              --------   --------     -------    --------    ------     -------

TOTAL SHAREHOLDERS' EQUITY .................................     7,339   $ 68,324       7,422     $64,162     6,129     $53,025
                                                              ========   ========     =======    ========    ======     =======

COMPREHENSIVE INCOME (LOSS)
   Net income (loss) .......................................             $  8,851                ($12,255)              $ 9,565
   Unrealized loss on investments, net of income
        tax benefit of $184 ................................                 (539)                     --                    --
                                                                         --------                --------               -------
   Total comprehensive income (loss) .......................             $  8,312                ($12,255)              $ 9,565
                                                                         ========                ========               =======

                 See notes to consolidated financial statements

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts.)

1. Nature of Business

Description

     D&E Communications, Inc. is a diversified holding company that provides communications services and equipment to customers in the south central Pennsylvania market and in certain areas of Eastern Europe. D&E Communications, Inc. and its consolidated subsidiaries are defined and referenced herein as D&E.

     D&E supplies local and long distance telephone services, including enhanced calling features and high-speed data services. D&E offers computer networking and repair services and both sells and installs communications equipment, such as telephone systems and data communications products. D&E also provides services for directory advertising and local billing and collection.

     Additionally, D&E offers support services to its affiliated companies. D&E has a 50% interest in PCS ONE, a partnership that provides Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications. D&E also has a 33% interest in EuroTel, L.L.C. (EuroTel), a domestic joint venture that owns an international investment in Pilicka Telephone (Pilicka), a telecommunications company located in Poland.

Regulatory Environment and Competition

     A substantial portion of D&E's operations is subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). In 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the 1996 Act), which established rules to encourage and foster competition in local markets. The implementation of the 1996 Act provided comprehensive changes to federal and state regulations that govern telecommunications. Local exchange companies are required to connect their telephone networks with other communications companies and offer wholesale rates for resale of local communications services. D&E's local exchange company currently qualifies as a rural telephone company and is exempt until July 2000 from certain provisions of the 1996 Act. D&E expects to request an additional one-year extension beyond July 2000 of its exemption from certain provisions of the 1996 Act.

     D&E files its own tariff rates with the PUC for such services as dial tone and calling features. In compliance with state statutes, commonly known as Chapter 30, D&E joined in a petition to the PUC in July 1998 for an alternative form of regulation. The PUC issued its Chapter 30 Order in January 2000. Subsequently, D&E filed a petition for reconsideration, and management is optimistic that D&E will eventually accept a PUC authorized alternative form of regulation, in which case an accelerated network modernization plan will be adopted along with a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

     D&E expects both to experience an increasing amount of competitive pressures and to encounter opportunities in new markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk

     Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables other than AT&T are limited due to the large number of customers in D&E's customer base. For the years ended December 31, 1999, 1998 and 1997, revenues generated from services provided to AT&T, primarily for access to D&E's network and for billing and collection, were $5,496, $5,014 and $5,521, respectively. At December 31, 1999 and 1998, accounts receivable from AT&T totaled $880 and $832, respectively.

2. Significant Accounting Policies

Principles of Consolidation

     D&E uses three different accounting methods to report its investments in its subsidiaries, joint ventures, partnerships and corporations: consolidation, the equity method and the cost method.

Consolidation

     D&E uses consolidation when it owns a majority of the voting stock of the subsidiary. This means the accounts of D&E's subsidiaries are combined with its accounts. D&E eliminates intercompany balances and transactions when it consolidates these accounts. D&E's consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone); D&E Telephone and Data Systems, Inc.; D&E Wireless, Inc. (Wireless); D&E Investments, Inc. (Investments); D&E Systems, Inc.; and PCS Licenses, Inc. D&E Marketing Corp. was merged into Investments in January 1999. D&E dissolved D&E Holdings, L.P. in June 1998.

     The accounts of D&E Telephone are reported using generally accepted accounting principles applicable to regulated entities. Long-term debt represents the obligations of D&E Telephone. The preferred stock outstanding is issued by D&E Telephone.

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

Recent Pronouncements

     During 1999, D&E adopted AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance for determining whether computer software costs should be expensed as incurred or capitalized and amortized. As a result of adopting the new standard, D&E's 1999 net income increased by $345, net of income taxes.

     During 1998, D&E adopted the provisions of three new financial accounting standards. D&E expanded its disclosure on operating segments based on the standards established in Statement of Financial Accounting Standards No. 131,

"Disclosures about Segments of an Enterprise and Related Information" (see Note
16). D&E also follows the reporting standards established in Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (see Note 15).

     Additionally, D&E adopted AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on accounting for start-up activities and organization costs and requires these costs to be expensed as incurred. As a result of adopting this new standard in 1998, D&E expensed organization costs of $421, which is recorded as a cumulative effect of a change in accounting principle, net of income taxes of $170.

Revenue Recognition

     Revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion of costs incurred to total estimated costs at completion.

     D&E receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. D&E has finalized all NECA pool settlements through 1997.

Cash and Short-Term Investments

     Cash and cash equivalents consist of all highly liquid investments purchased with a maturity of three months or less. Cash balances may exceed F.D.I.C. insured limits at times. Short-term investments consist of high-quality, short-term commercial paper.

Investments Available-for-Sale

     All marketable equity securities are classified as investments available-for-sale. Marketable securities available-for-sale are recorded at fair market value, based on market quotes from national exchanges. Any unrealized holding gains or losses, net of deferred taxes, are reported as a separate component of shareholders' equity. Any realized gains or losses are included in the statement of operations.

Prepaid Directory

     Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of 24 years for buildings, 3 to 27 years for equipment and 14 to 48 years for outside plant facilities. Depreciation as a percentage of average depreciable plant in service amounted to 7.6% in 1999, 7.4% in 1998 and 7.1% in 1997.

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

PCS License Costs

     PCS license costs were accounted for in accordance with industry practices. Interest incurred for such licenses was capitalized during construction of the PCS network and amortized over a period of 40 years, beginning with the commencement of service to customers, which occurred in November 1997. During 1998, D&E contributed two PCS licenses to PCS ONE and returned one PCS license to the FCC in exchange for the early extinguishment of an FCC note payable (see Note 9). At December 31, 1999 and 1998, D&E held no direct interest in any PCS licenses.

Intangible Assets

     The cost in excess of the fair value of net assets acquired is recorded as goodwill. Amortization expense for goodwill and other intangibles is recorded on a straight-line basis over the shorter of the estimated useful life or 40 years.

Impairment of Long-Lived Assets

     Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," D&E reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future cash flows. D&E has determined there has been no impairment to the carrying values of such assets in 1999 and 1998.

Advertising

     D&E expenses advertising costs as incurred. Advertising costs expensed were $748 for 1999, $267 for 1998 and $240 for 1997.

Capitalized Interest

     The cost of funds used to finance construction projects is capitalized as part of the construction costs. Additionally, capitalized interest on regulated telephone construction projects is recorded as Allowance for Funds Used During Construction (AFUDC), a noncash element of other income. Interest costs related to PCS licenses and nonregulated construction projects are reflected as a cost of assets and a reduction of interest expense. Interest costs capitalized on assets were $46 for 1999, $58 for 1998 and $1,052 for 1997.

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

Earnings per Common Share

     D&E calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement establishes standards for reporting basic and diluted earnings per share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except the denominator is increased to include contingently issuable common shares. Diluted earnings per share, for example, would reflect the assumed exercise of warrants issued to purchase D&E common stock. Since the exercise price of D&E's issued and outstanding warrants is higher than the December 31, 1999, market price of D&E stock, there is no difference between basic and diluted earnings per share in any of the periods presented.

Comprehensive Income

     In January 1998, D&E adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. Comprehensive income consists of net income and other gains and losses from non-owner sources affecting
                                      F-9
shareholders' equity that, under generally accepted accounting principles, are excluded from net income.


3. Cash Flow Information

     Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

                                             1999           1998           1997
                                            ------         ------         ------
Interest expense ..................         $1,815         $2,019         $2,243
Income taxes ......................          1,441          1,315          8,308

     D&E recorded noncash transactions in connection with its investing and financing activities. On March 25, 1999, D&E exchanged its investment in D&E SuperNet, Inc. for cash and an investment in OneMain.com, Inc. (OneMain). (See
Note 6.) The value of the OneMain shares received in the exchange was $6,870. The adjustment to fair market value of all investments available-for-sale at December 31, 1999, was an unrealized loss of $723, or $539 net of deferred taxes.

     On December 31, 1998, D&E made an additional investment in PCS ONE of $1,557 through a contribution of its PCS licenses for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York/Hanover, PA. In August 1998, D&E acquired additional equity in EuroTel by converting $4,555 of its note receivable from EuroTel into an additional equity investment (see
Note 7).

     In March 1997, D&E acquired PCS One, Inc. (see Note 4). In connection with the acquisition, D&E issued $7,305 of common stock in exchange for all of the outstanding shares of PCS One, Inc. D&E acquired a C-Block PCS license having a cost of $20,671 and assumed a note payable to the FCC for $11,879. On June 8, 1998, D&E elected the FCC's Amnesty Option for the return of the C-Block PCS license (see Note 9), and as a result, the FCC note payable of $11,879 was extinguished along with $1,178 of accrued interest.


4. Acquisitions

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

5. Investments Available-for-Sale

     The following is a summary of the Company's investments in equity securities:

                                                        1999         1998
                                                       ------       -----
Marketable equity securities:
Cost basis..........................................   $7,094       $ 227
Unrealized losses...................................     (723)        ---
                                                       ------       -----
Fair value..........................................   $6,371       $ 227
                                                       ======       =====
6. Sale of Investments in Affiliated Companies

     In March 1999, D&E sold its 50% interest in D&E SuperNet, Inc. in exchange for $2,420 in cash and $6,814 in common stock of OneMain. D&E earned additional consideration of $112 from the exchange upon D&E SuperNet, Inc. meeting certain operational and earnings margin requirements. The additional consideration was paid $56 in cash and $56 in stock. D&E owns less than 5% of the outstanding shares of OneMain. The shares of OneMain are held as available-for-sale securities and are valued at market price. The proceeds from this exchange generated a gain of $9,093, or $6,001 net of income taxes. OneMain.com, Inc. was formed for the purpose of acquiring Internet service providers in rural and secondary markets to provide customers with Internet access services and equipment and became the sole owner of D&E SuperNet, Inc. upon the exchange.

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


7. Equity Investments in Affiliated Companies

D&E/Omnipoint Wireless Joint Venture, L.P.

     D&E owns a 50% interest in D&E/Omnipoint Wireless Joint Venture, L.P., doing business as PCS ONE (as opposed to PCS One, Inc., mentioned in Notes 3 and 4). PCS ONE is a domestic joint venture formed for the purpose of providing PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading Basic Trading Areas. The joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals.

EuroTel, L.L.C.

     D&E owns a 33% investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications company that holds a 100% investment in Pilicka located in Poland. In April 1999, PenneCom entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was terminating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. Arbitration proceedings are underway as of the date of this report.

     In December 1999, PenneCom sold its 48% interest in Monor Telephone Company
(MTT). Early in January 2000, D&E received $14,051 in cash related to the sale of MTT in December 1999. The funds were placed into temporary investments, including a $7,000 portion which was restricted in accordance with terms of a pledge of collateral D&E agreed to provide to a bank for a loan made to PenneCom in December 1999 (see Note 12). Prior to a reorganization that occurred in August 1998, D&E owned a 17% direct investment in Monor Communications Group
(MCG), a domestic corporation. MCG held an investment of 89% of MTT, a telecommunications company in Hungary. The purpose of the reorganization was to combine EuroTel's international investments under one main operating entity and to acquire additional financing. On December 31, 1998, MCG dissolved its operations.

     The equity investments in EuroTel are subject to the risks of foreign currency translation changes, which are included in the earnings results of PenneCom, MTT and Pilicka.

     In 1997, D&E loaned $4,555 to EuroTel under the terms of a financing agreement for Pilicka to develop and construct its telephone network and provide additional working capital. The interest rate of the loan was 15%. In August 1998, D&E converted the note receivable into an additional equity investment in EuroTel.

     Summarized financial information for EuroTel, MCG, PCS ONE and other affiliates is presented as follows:

EuroTel

                                                                 1999             1998           1997
                                                                 ----             ----           ----
At December 31:
Current assets..............................................   $ 50,141        $  9,085       $  2,957
Noncurrent assets...........................................     38,089          33,038         13,316
Current liabilities.........................................     19,769           7,578         15,548
Noncurrent liabilities......................................     63,289          37,114          2,542
Years ended December 31:
Net sales...................................................   $  3,413        $    643       $     12
Gain (loss) from joint venture..............................      1,524            (649)            --
Loss on foreign currency translation........................       (824)           (650)            --
Net income (loss)...........................................     13,853          (9,789)        (1,725)

MCG

                                                                 1999            1998           1997
                                                                 ----            ----           ----
At December 31:
Current assets..............................................   $     --        $     --       $ 14,333
Noncurrent assets...........................................         --              --         50,236
Current liabilities.........................................         --              --          4,638
Noncurrent liabilities......................................         --              --         53,645
Minority interest...........................................         --              --          1,119
Years ended December 31:
Net sales...................................................   $     --        $  9,134       $ 14,403
Loss on foreign currency translation........................         --          (3,080)        (4,647)
Net loss....................................................         --          (1,290)        (9,633)

PCS ONE

                                                                 1999           1998            1997
                                                                 ----           ----            ----
At December 31:
Current assets..............................................   $  1,898        $  2,381       $  8,179
Noncurrent assets...........................................     40,504          38,189         18,846
Current liabilities.........................................      7,625           6,048         12,087
Noncurrent liabilities......................................     41,964          27,026             --
Years ended December 31:
Net sales...................................................   $ 17,081        $  4,751       $    174
Net loss....................................................    (20,404)        (15,726)        (1,979)

Other Affiliates

                                                                 1999           1998            1997
                                                                 ----           ----            ----
At December 31:
Current assets..............................................   $     --        $    297       $     94
Noncurrent assets...........................................         --           3,211          4,763
Current liabilities.........................................         --           2,956            730
Years ended December 31:
Net sales...................................................   $  1,745        $  4,027       $  1,748
Income from joint venture...................................        ---             708          1,982
Net income (loss)...........................................        (42)            879          2,013

     The summary of changes for D&E's investments in affiliates is as follows:

                                                                  1999           1998           1997
                                                                  ----           ----           ----
Investments in Affiliates
Equity loss.................................................   $ (4,956)      $(11,398)      $ (1,661)
Investments.................................................      5,498         10,094          8,625
Sale of investments.........................................       (252)          (716)        (5,926)
Distributions...............................................         --             --           (234)
                                                                -------        -------        -------
Total activity..............................................   $    290       $ (2,020)      $    804
                                                                =======        =======       ========

     D&E provides support services to its affiliated companies. Amounts owed to D&E for services performed for EuroTel, PenneCom, MCG, MTT and Pilicka at December 31, 1999 and 1998, were $2,198 and $1,185, respectively. The accounts receivable for PCS ONE at December 31, 1999 and 1998, for working capital provided, services performed and management fees totaled $3,394 and $1,613, respectively. Amounts owed to D&E for services performed for D&E SuperNet, Inc. at December 31, 1999 and 1998, were $110 and $230, respectively. These amounts represent either short-term or long-term accounts receivable due from affiliates.

8. Property, Plant and Equipment

     Property, plant and equipment is summarized as follows at December 31:

                                                           1999          1998
                                                           ----          ----
Land and buildings..................................    $ 30,826       $ 30,152
Digital switching equipment.........................      43,103         38,793
Outside plant facilities............................      41,712         39,755
Telecommunications equipment for rental.............       3,437          3,360
Computers and office equipment......................       8,835          8,409
Other equipment.....................................       3,840          3,297
Plant under construction............................       4,092            426
                                                        --------       --------
Total property, plant and equipment.................     135,845        124,192
Less accumulated depreciation.......................      69,949         62,526
                                                        --------       --------
Property, plant and equipment, net..................    $ 65,896       $ 61,666
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

10. Notes Payable and Long-Term Debt

     D&E had unsecured lines of credit with domestic banks totaling $25,000 at December 31, 1999. These lines of credit are payable on demand and provide D&E with the option to borrow at prevailing interest rates. There was no amount outstanding under the lines of credit as of December 31, 1999 and 1998.

Long-term debt at December 31 consisted of the following:

                                                             1999         1998
                                                             ----         ----
8.95% ESOP Note due 2000...............................    $   153      $   429
6.49% Senior Notes due 2004............................     10,000       10,000
7.55% Senior Notes due 2007............................      3,636        4,091
9.18% Senior Notes due 2021............................      8,800        9,200
                                                            ------       ------
                                                            22,589       23,720
Less current maturities................................      1,007        1,063
                                                            ------       ------

Total long-term debt...................................    $21,582      $22,657
                                                            ======       ======

     In July 1992, D&E borrowed $2,080 from a local bank to finance the purchase of 240,000 shares of D&E common stock for the Employee Stock Ownership Plan (the ESOP Note). The loan is guaranteed by D&E as to principal and interest. Interest is payable quarterly and principal payments of $208 are due annually through December 15, 1999, with a final principal payment due by December 15, 2000.

     In January 1994, D&E issued $10,000 of 6.49% Senior Notes to an insurance company, due on January 14, 2004. Interest is payable semiannually, with the total principal balance due at maturity.

     In February 1993, D&E issued $5,000 of 7.55% Senior Notes to an insurance company, due on November 15, 2007. Interest is payable semiannually, with annual principal payments of $455.

     In November 1991, D&E issued $10,000 of 9.18% Senior Notes to an insurance company, due on November 15, 2021. Interest is payable semiannually, with annual principal payments of $400.

     Under covenants contained in D&E Telephone Senior Note Agreements, the maximum amount of D&E Telephone's consolidated debt balance should not exceed 50% of the sum of consolidated debt plus consolidated tangible net worth. At December 31, 1999 and 1998, D&E was in compliance with the debt covenants.

     Based on the borrowing rate currently available to D&E for bank loans, the fair market value of long-term debt is $22,775.

     Maturities of long-term debt for each year ending December 31, 2000 through 2004, are as follows:

                           Year         Aggregate Amount
                           ----         ----------------
                           2000             $  1,007
                           2001                  855
                           2002                  855
                           2003                  855
                           2004               10,855


11. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities is summarized as follows at December 31:

                                                                 1999     1998
                                                                 ----     ----
Trade payables..............................................   $ 4,326  $ 4,087
Accrued compensation........................................     2,066    1,087
Accrued pension.............................................     1,520    1,520
Other.......................................................     1,750    1,230
                                                                ------   ------

Total accounts payable and accrued liabilities..............   $ 9,662  $ 7,924
                                                                ======   ======
12. Commitments and Contingencies

     Under the terms of the PCS ONE limited partnership agreement, D&E agreed to provide funding to PCS ONE for up to $1,000 per year provided that the total accumulated funding does not exceed $5,000. D&E may be requested to lend amounts above the $1,000 annually under the terms of the limited partnership agreement.

     During 1998, PCS ONE entered into a loan agreement with a vendor for $40,000, to obtain additional financing for the continued development of the PCS network. In connection with this agreement, D&E is jointly and severally liable to contribute up to a total of $50,000 of equity to PCS ONE in the event that PCS ONE is unable to meet its obligations as they come due. At December 31, 1999, D&E and its joint venture partner have contributed a total of

$30,922 to PCS ONE. On February 25, 2000, the other joint venture partner entered into an assignment and acceptance agreement with the vendor in which the joint venture partner acquired and assumed all rights over the advances made to PCS ONE, and all of the outstanding and committed advances under the loan agreement.

     D&E became a party to a loan agreement between a domestic bank and PenneCom in December 1999. As an inducement to the bank to lend up to $40,000 to PenneCom, D&E, along with the other investors in EuroTel, pledged security on the loan which management anticipates will be repaid in conjunction with the sale of Pilicka. D&E pledged $7,000 of investments as collateral which was provided on January 5, 2000. PenneCom used the loan primarily to refinance higher interest debt.

     In June 1999, D&E, along with the other owners of Eurotel, was named in a third-party complaint filed in United States District Court by an investment banking firm seeking recovery of fees it alleges to be due to it in connection with PenneCom's sale of Pilicka and punitive or treble damages on fraud, conspiracy and misrepresentation theories. D&E filed a motion seeking to dismiss the fraud, conspiracy and misrepresentation causes of action which form the basis for the punitive and treble damages. In January 2000, the investment banking firm amended its pleading and dropped the fraud claim. It is not possible at this time to determine the likelihood, if any, of recovery of damages against D&E, EuroTel or PenneCom.

13. Income Taxes

The provision for income taxes consists of the following:

                                                                   1999             1998              1997
                                                                   ----             ----              ----
Current:
     Federal................................................   $      884        $     (756)      $    6,780
     State..................................................          981               764              793
                                                                ---------         ---------        ---------
                                                                    1,865                 8            7,573
Deferred:
     Federal................................................        2,069               380              289
     State..................................................          109               888              100
                                                                ---------         ---------        ---------
                                                                    2,178             1,268              389
                                                                ---------         ---------        ---------
Total income taxes..........................................   $    4,043        $    1,276       $    7,962
                                                                =========         =========        =========

     The effective income tax rate on consolidated pre-tax earnings differs from the federal income tax statutory rate for the following reasons:

                                                                       1999              1998             1997
                                                                       ----              ----             ----
Federal statutory rate......................................           34.0 %            34.0 %           34.0 %
Increase (decrease) resulting from:
   State income taxes, net of federal tax benefits..........            5.5             (28.5)             1.3
   Benefit of rate differential applied to temporary
     differences............................................           (0.6)              2.8             (0.4)
   Valuation allowance......................................           (7.3)            (45.8)            10.5
   Prior-period tax.........................................           (0.5)             (7.2)            --
   Other, net...............................................            0.1              (1.5)            (0.1)
                                                                        ---              -----            -----
Effective income tax rate...................................           31.2%            (46.2)%           45.3 %
                                                                       =====            =======           ======

     Approximately $25,539 of state net operating loss carryforwards remained at December 31, 1999. These carryforwards are due to the operations of D&E's subsidiaries and will expire in the years 2007 through 2009. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization of tax carryforwards is not likely.

     The significant components of the net deferred income tax liability were as follows at December 31:

                                                            1999          1998
                                                            ----          ----
Deferred tax liabilities:
   Depreciation.......................................    $ 5,678       $ 6,580
   Depreciation - affiliated companies................      2,046         1,113
   Investments........................................      2,073           ---
   Other, net.........................................        205           179
                                                          -------       -------
                                                           10,002         7,872
Deferred tax assets:
   Employee benefits..................................       (217)         (233)
   Net operating loss carryforwards...................     (1,684)         (821)
   Equity in net loss of affiliates...................     (1,531)       (3,340)
                                                          --------      -------
                                                           (3,432)       (4,394)
Valuation allowance...................................      3,215         4,182
                                                          -------       -------

Deferred income taxes.................................    $ 9,785       $ 7,660
                                                          =======       =======

     D&E has decreased its valuation allowance on the deferred tax assets related to the equity loss of affiliates, as a result of changes in estimates of the realizability of loss carryforwards. The amount of the deferred tax asset could change if estimates of future taxable income during the carryforward period are revised. The valuation allowance at December 31, 1999 and 1998, amounted to $3,215 and $4,182, respectively.


14. Shareholders' Equity

     On October 22, 1998, D&E's Board of Directors authorized the repurchase of up to $2,000 of D&E common stock. The shares reacquired may be used for D&E's incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan and for other corporate purposes. As of December 31, 1999, D&E had purchased 66,112 shares of treasury stock for a total cost of $1,284. Separately, the Board of Directors authorized acquisition of 80,000 shares outside of the open market repurchase plan for a cost of $1,201.

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

     D&E has an Employee Stock Purchase Plan (ESPP), which provides eligible D&E employees the opportunity to purchase shares of D&E common stock through payroll deductions. There are 260,405 shares of common stock reserved for issuance pursuant to the ESPP. The total number of shares purchased pursuant to the ESPP during 1999 and 1998 was 7,313 and 8,721, respectively.

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

     There are 205,242 shares of common stock reserved for issuance pursuant to the DRP. The total number of shares purchased through the DRP during 1999 and 1998 was 17,285 and 23,483, respectively.

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

     At December 31, 1999 and 1998, D&E common stock of 2,904,121 and 2,951,545 shares, respectively, was held in a voting trust. Certain trustees of the voting trust are officers of D&E.

15. Employee Benefit Plans

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

                                                                 1999               1998              1997
                                                                 ----               ----              ----
Assumptions of the Plan:
Discount rates used to determine projected benefit
   obligation as of December 31.............................      8.0 %             6.5 %             7.0 %
Expected long-term rates of return on assets................      9.8 %             9.8 %             9.8 %
Rates of increase in compensation levels....................      4.5 %             4.5 %             4.5 %

     The following schedules reconcile the beginning and ending balances of the pension benefit obligation and related plan assets.

                                                             1999       1998
                                                             ----        ----
Change in Benefit Obligation:
Benefit obligation at beginning of year................    $ 21,448    $ 18,919
Service cost...........................................         831         666
Interest cost..........................................       1,362       1,311
Actuarial (gain) loss..................................      (3,734)      1,774
Benefits paid..........................................      (1,229)     (1,222)
                                                           --------    --------

Benefit obligation at end of year......................    $ 18,678    $ 21,448
                                                           ========    ========

                                                             1999        1998
                                                             ----        ----
Change in Plan Assets:
Fair value of assets at beginning of year..............    $ 16,720    $ 14,312
Actual return on plan assets...........................       2,635       2,403
Employer contributions.................................       1,520       1,227
Benefits paid..........................................      (1,229)     (1,222)
                                                           --------    --------

Fair value of assets at end of year....................    $ 19,646    $ 16,720
                                                           ========    ========

                                                             1999        1998
                                                             ----        ----
Recognition of Funded Status of the Plan:
Funded status at end of year...........................    $    968    $ (4,728)
Unrecognized net actuarial (gain) loss.................      (2,755)      2,744
Unrecognized prior service cost........................         222         277
                                                           --------    --------

Net amount recognized at end of year...................    $ (1,565)   $ (1,707)
                                                           ========    ========

                                                                 1999           1998         1997
                                                                 ----           ----         ----
Components of Net Periodic Benefit Cost:
Service cost................................................   $   831        $   666       $   498
Interest cost...............................................     1,362          1,311         1,252
Expected return on assets...................................    (1,284)        (1,101)       (1,021)
Amortization of:
   Transition asset.........................................       ---            (64)          (64)
   Prior service cost.......................................        55             55            55
   Actuarial loss...........................................       414            256           181
                                                                ------         ------        ------

Total net periodic benefit cost.............................   $ 1,378        $ 1,123       $   901
                                                                ======         ======        ======

Employees' 401(k) Savings Plan

     D&E also has an employee savings plan available to all eligible employees (Savings Plan). Participating employees may contribute a portion of their compensation to the Savings Plan, and D&E makes matching contributions up to a specified level. D&E may also make discretionary profit-sharing contributions. D&E's contributions amounted to $256 in 1999, $215 in 1998 and $168 in 1997.

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

     Information related to the ESOP is summarized as follows:

                                              1999         1998           1997
                                              ----         ----           ----
Compensation expense.....................   $   251      $    241       $   224
Interest expense.........................        34            56            74
Dividends on unallocated shares..........       (19)          (31)          (42)




D&E shares held by the ESOP are summarized as follows at December 31:

                                                         1999          1998
                                                         ----          ----
Unallocated......................................        17,414        49,540
Allocated........................................       203,267       177,850

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

     Effective July 1992, retiree health care benefits were discontinued for active employees in conjunction with the establishment of the ESOP benefit plan. As a result, the annual accruals represent the estimated cost of health care benefits for certain eligible retired employees determined on an actuarial basis. Those costs amounted to $8 in 1999, $47 in 1998 and $90 in 1997.

1999 Long-Term Incentive Plan

     The 1999 Long-Term Incentive Plan (the Plan) was approved by the shareholders of the Company during 1999. Officers and other key employees of the Company are eligible for participation in the Plan. Awards under the Plan are made at the discretion of the Board of Directors and/or the Board's Compensation Committee. There were 525,000 shares registered for issuance under the Plan.

     Awards granted in 1999 were in the form of Performance Shares of common stock. A performance-restricted share entitles a participant to receive a target number of shares of common stock based upon the Company's attainment of predetermined goals over a specified performance period. A total of 39,834 performance-restricted shares were granted to participants in 1999. If the minimum goals are not met, no performance-restricted shares will be earned by the participant. If the performance goals are fully achieved, 100% of the performance-restricted shares will be earned by the participant. During the performance period, each performance-restricted share will be considered equal to one share of common stock for dividend (but not voting) purposes and the participant shall be entitled to dividend equivalents. At the end of the performance period, any performance-restricted shares that have been earned will be converted to shares of common stock. The Company recognized $333 for the cost of the Plan in 1999.

16. Segment Reporting

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

     Financial results for D&E's four primary operating segments are as follows:

                                               Tele-      Telephone                International    Corporate,
                                          communication    & Data       Wireless   Communications   Other and       Total
(In thousands)                               Services     Services      Services      Services     Eliminations    Company
--------------                               --------      --------     --------      --------     ------------    -------
1999
External customer revenues..............    $ 38,487      $17,218       $  6,480      $ 1,274        $    68      $ 63,527
Intersegment revenues..................        1,457          394             --           --         (1,851)           --
Depreciation and amortization..........        9,006          757             --            8             --         9,771
Equity in net income (loss) of
  affiliates...........................           --           --        (10,243)       5,267             20        (4,956)
Gain on sale of affiliates.............           --           --             --           --          9,093         9,093
Net income (loss)......................        5,131           76         (6,765)       4,124          6,285         8,851
Significant noncash items..............          941           --             --           --          5,206         6,147
Segment assets.........................      100,029        6,942          3,693       15,341        (11,351)      114,654
Investment in equity method
  affiliates...........................           --           --         (1,699)      10,353             --         8,654
Capital expenditures...................       12,052          911             --           --             935       13,898

1998
External customer revenues.............     $ 36,035      $12,459       $  3,654      $   681        $   482      $ 53,311
Intersegment revenues..................        1,174          431             --           --         (1,605)         --
Depreciation and amortization..........        8,410          690             17         --              255         9,372
Equity in net income (loss) of
  affiliates...........................           --           --         (7,821)      (3,717)           140       (11,398)
Gain on sale of affiliates.............           --           --             --           --          1,659         1,659
Net income (loss)......................        3,720          128         (5,800)      (4,153)        (6,150)      (12,255)
Significant noncash items..............           --           --          1,557           --         13,057        14,614
Segment assets.........................       94,139        6,452          7,038        5,723         (3,275)      110,077
Investment in equity method
  affiliates...........................           --           --          4,534        4,536            233         9,303
Capital expenditures...................        7,086          730             --           --             --         7,816

1997
External customer revenues.............     $ 35,622      $12,311       $    369      $    --       $    182      $ 48,484
Intersegment revenues..................        1,082          272             --           --         (1,354)           --
Depreciation and amortization..........        7,639          623              8           --            196         8,466
Equity in net income (loss) of
affiliates.............................           --           --           (989)      (1,968)         1,296        (1,661)
Gain on sale of affiliates.............           --           --             --           --         11,971        11,971
Net income (loss)......................        4,551          868         (1,163)      (3,300)         8,609         9,565
Significant noncash items..............           --           --             --           --         11,879        11,879
Segment assets.........................       99,705        6,966         11,733        7,430         (5,873)      119,961
Investment in equity method
  affiliates...........................           --           --          7,469        6,977          1,244        15,690
Capital expenditures...................        5,666          426             --           --             16         6,108


                                  D&E/OMNIPOINT
                          WIRELESS JOINT VENTURE, L.P.

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
               AND FOR THE TWO-MONTH PERIOD ENDED DECEMBER 31,1997

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                                TABLE OF CONTENTS



                                                                                                           Pages
                                                                                                           -----
Report of Independent Accountants                                                                           F-23

Financial Statements:

    Balance Sheets, December 31, 1999 and 1998                                                              F-24

    Statements of Operations for the years ended December 31, 1999
         and 1998 and for the two-month period ended December 31, 1997                                      F-25

    Statements of Partners' Capital (Deficit) for the years ended December 31,1999
         and 1998 and for the two-month period ended December 31, 1997                                      F-26

    Statements of Cash Flows for the years ended December 31,1999 and 1998                                  F-27
         and for the two-month period ended December 31, 1997

    Notes to Financial Statements                                                                           F-28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
D&E/Omnipoint Wireless Joint Venture, L.P.:

     In our opinion, the accompanying balance sheets and the related statements of operations,changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of D&E/Omnipoint Wireless Joint Venture, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 and the two-month period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted ouraudits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a testbasis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 3, 2000

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
                                 Balance Sheets
                           December 31, 1999 and 1998

                                                                                          1999             1998
                                                                                       ----------      ------------
                                     ASSETS
 CURRENT ASSETS
    Cash and cash equivalents                                                         $     1,500      $    831,653
    Accounts receivable, net of reserve for bad debts of $278,101
    and $109,787 at December 31, 1999 and 1998 respectively.                            1,074,445           547,092
    Inventories                                                                           786,678           337,276
    Prepaid expenses                                                                       35,213           334,177
                                                                                      -----------      ------------
                                                                                        1,897,836         2,050,198
                                                                                      -----------      ------------
PROPERTY, PLANT AND EQUIPMENT
    In service                                                                         46,052,805        35,039,991
    Under construction                                                                  1,472,143         5,536,065
                                                                                      -----------      ------------
                                                                                       47,524,948        40,576,056
    Less: accumulated depreciation                                                      9,767,147         3,908,319
                                                                                      -----------      ------------
                                                                                       37,757,801        36,667,737
                                                                                      -----------      ------------
OTHER ASSETS
    Unamortized debt issuance expense                                                     659,702           206,367
    FCC Licenses                                                                        2,040,559         1,625,876
    Other long-term assets                                                                 46,284            19,852
                                                                                      -----------      ------------
                                                                                        2,746,545         1,852,095
                                                                                      -----------      ------------
TOTAL ASSETS                                                                          $42,402,182      $ 40,570,030
                                                                                      ===========      ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    Accounts payable                                                                  $ 1,401,322      $  2,329,452
    Due to affiliates                                                                   4,827,598         3,085,087
    Other accrued liabilities                                                           1,156,085           617,068
    Unearned revenue                                                                      233,370            69,627
    Customer deposits                                                                       7,166            16,000
                                                                                      -----------      ------------
    TOTAL CURRENT LIABILITIES                                                           7,625,541         6,117,234
                                                                                      -----------      ------------

LONG TERM LIABILITIES
    Long term debt                                                                     39,989,585        26,554,020
    Due to affiliates                                                                   1,974,474           402,394
                                                                                      -----------      ------------
    TOTAL LONG TERM LIABILITIES                                                        41,964,059        26,956,414
                                                                                      -----------      ------------
 PARTNERS' CAPITAL (DEFICIT)
    Capital contributions                                                              30,922,038        25,201,510
    Accumulated net loss                                                              (38,109,456)      (17,705,128)
                                                                                      -----------      ------------

    TOTAL PARTNERS' CAPITAL (DEFICIT)                                                  (7,187,418)        7,496,382
                                                                                      -----------      ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                     $42,402,182      $ 40,570,030
                                                                                      ===========      ============


   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
                            Statements of Operations
             For the years ended December 31, 1999 and 1998 and the
                    two-month period ended December 31, 1997

                                                                       1999                 1998                 1997
                                                                   ------------         -------------        -------------
Operating Revenues
Communication service revenues and handset sales                  $ 19,000,310         $   5,207,717        $     178,754
Less: Allowances and discounts                                      (1,919,672)             (456,542)              (5,018)
                                                                  ------------         -------------        -------------

Net operating revenues                                              17,080,638             4,751,175              173,736

Operating Expenses
Cost of communications service revenue
   and handset sales                                                15,060,115             8,961,420              905,260
Depreciation and amortization                                        6,112,395             3,710,538              202,231
Selling, general and administrative services                        12,955,410             7,352,056            1,045,861
                                                                  ------------         -------------        -------------

Total operating expenses                                            34,127,920            20,024,014            2,153,352
                                                                  ------------         -------------        -------------

Loss from operations                                               (17,047,282)          (15,272,839)          (1,979,616)
                                                                  ------------         -------------        -------------

Other Income (Expense)
Interest expense                                                    (3,364,038)             (521,148)                  --
Interest income                                                          6,992                67,501                  974
                                                                  ------------         -------------        -------------

Total other income (expense)                                        (3,357,046)             (453,647)                 974
                                                                  ------------         -------------        -------------

Net loss                                                          $(20,404,328)        $ (15,726,486)        $ (1,978,642)
                                                                  ============         =============         ============

   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
               Statement of Changes in Partners' Capital (Deficit)
             For the years ended December 31, 1999 and 1998 and the
                    two-month period ended December 31, 1997


                                                            Contributed            Accumulated
                                                              Capital                Deficit              Total
                                                          ---------------         -------------        -------------
Capital contributions                                     $    13,264,904         $          --        $  13,264,904

Net loss                                                               --            (1,978,642)          (1,978,642)
                                                          ---------------         -------------        -------------

Balance at December 31, 1997                                   13,264,904            (1,978,642)          11,286,262

Capital Contributions                                          11,936,606                    --           11,936,606

Net Loss                                                               --           (15,726,486)         (15,726,486)
                                                          ---------------         -------------        -------------

Balance at December 31, 1998                                   25,201,510           (17,705,128)           7,496,382

Capital Contributions                                           5,720,528                    --            5,720,528

Net Loss                                                               --           (20,404,328)         (20,404,328)
                                                          ---------------         -------------        -------------

Balance at December 31, 1999                              $    30,922,038         $ (38,109,456)       $  (7,187,418)
                                                          ===============         =============        =============



   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
                            Statements of Cash Flows
             For the years ended December 31, 1999 and 1998 and the
                    two-month period ended December 31, 1997


                                                                             1999            1998             1997
                                                                        -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (20,404,328)   $ (15,726,486)   $  (1,978,642)
   Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
   Depreciation and amortization                                            6,112,395        3,710,538          202,231
   Amortization of debt issuance costs                                        121,776            9,369
   License use fees                                                           442,804               --               --
   Reserve for bad debts                                                      168,314          109,787               --
   Changes in operating assets and liabilities
       Accounts receivable                                                   (695,667)        (585,259)         (71,620)
       Inventories                                                           (449,402)         (24,673)        (312,603)
       Prepaid expenses                                                       298,964         (314,911)         (19,266)
       Accounts payable                                                    (1,914,287)          56,502            5,619
       Other accrued liabilities                                              539,017          249,644          367,424
       Unearned revenue and customer deposits                                 154,909           85,627                -
       Other                                                                  (26,432)         (11,779)         (28,834)
                                                                        -------------    -------------    -------------

       Net cash used in operating activities                              (15,651,937)     (12,441,641)      (1,835,691)
                                                                        -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                   (1,291,254)      (8,741,583)      (2,322,120)
                                                                        -------------    -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Partners' contributions                                                  5,259,000       10,310,730        4,155,000
   Proceeds from long term debt                                             8,557,363        8,435,213               --
   Debt issuance costs                                                       (575,111)        (215,736)              --
   Due to affliates                                                         2,871,786         (680,473)       4,167,954
                                                                        -------------    -------------    -------------

       Net cash provided by financing activities                           16,113,038       17,849,734        8,322,954
                                                                        -------------    -------------    -------------

       (Decrease) increase in cash and cash equivalents                      (830,153)      (3,333,490)       4,165,143

       Cash and cash equivalents at beginning of the period                   831,653        4,165,143               --
                                                                        -------------    -------------    -------------

       Cash and cash equivalents at the end of the period               $       1,500    $     831,653    $   4,165,143
                                                                        =============    =============    =============


   The accompanying notes are an integral part of these financial statements.

                    OMNIPOINT/D&E WIRELESS JOINT VENTURE L.P.

                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS:

          DESCRIPTION:

     In November 1997, D&E Wireless, Inc., (D&E), Omnipoint Venture Partners, LLC (Omnipoint Venture Partner) and Omnipoint Holdings II, LLC. (Omnipoint Holdings), (the Partners) formed D&E/Omnipoint Wireless Joint Venture, L.P. doing business as PCS ONE (the Company or the Partnership). The Company was formed for the purpose of providing Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications in the Lancaster, Harrisburg, York-Hanover and Reading Basic Trading Areas. The joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals.

     The Partnership is comprised of general partners and limited partners. D&E and Omnipoint Venture Partner's percentage interests as general partners are 1% and 49%, respectively. D&E and Omnipoint Holdings's percentage interests as limited Partners are 49% and 1%, respectively.

          CAPITAL CONTRIBUTIONS:

     In accordance with the limited partnership agreement (the Agreement or the Partnership Agreement), capital contributions by the Partners are required as follows:

     o Initial contributions: the Partners made initial cash and in-kind contributions of equipment totaling $ 9,109,904. The Partners have contributed an additional aggregate of $ 14,465,730 in cash for 1998 and $ 5,259,000 in cash for 1999.

     o Additional property contributions: Pursuant to an approval of the Federal Communications Commission, the Partners assigned and contributed three licenses to the Company with a value of $ 2,087,404 for three Basic Trading Areas: the D-Block license in Harrisburg, Pa., the E-Block license in York-Hanover, Pa. and the E-Block license in Lancaster, Pa. The Partnership recorded the value of the licenses in accordance with provisions in the Agreement which was based on the contributor's cost of such licenses. The D-Block license for Harrisburg and the E-Block license for York-Hanover were transferred to the Company in December, 1998; the E-Block license for Lancaster was transferred to the Company in July, 1999.

          DISTRIBUTIONS AND ALLOCATIONS:

     Net profits and losses are allocated to the Partners in the proportion of their respective percentage ownership interests in the Partnership, as defined by the Agreement. The amount of annual cash distributions, if any, is determined by the Management Committee. For purposes of all distributions and allocations, the respective Partner's percentage ownership interests are determined as outlined in the Agreement.

          CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables; however concentrations of credit risk are limited due to the large number of relatively low revenue generating customers in the Company customer base. The Company also maintains reserves for potential credit losses and such losses have been within management expectations.


2.   SIGNIFICANT ACCOUNTING POLICIES:

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

          ADVERTISING COSTS:

     The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expenses included in operating expenses were $2,874,914 in 1999 and $ 2,076,908 in 1998.

          CASH AND CASH EQUIVALENTS:

     The Company considers cash on hand, cash in banks, and cash investments with a maturity of three months or less when purchased as cash and cash equivalents.

          INVENTORY:

     Inventory is recorded at the lower of cost or market on the basis of average cost or replacement value. Inventory consists primarily of handsets and accessories. Consistent with industry practice, losses on sale of handsets and accessories are recognized in the period in which sales are made as a cost of acquiring subscribers. Due to the rapid turn-over of equipment and accessories, inventory is recorded on a FIFO accounting basis.

          PLANT AND EQUIPMENT AND DEPRECIATION:

     Plant and equipment are stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of 3 to 5 years for equipment and 6 to 12 years for network infrastructure. Depreciation begins when the fixed asset is placed into service. Depreciation as a percentage of average depreciable plant in service amounted to 15% in 1999 and 11% in 1998. Network infrastructure under construction consists of equipment that has not been placed in service; accordingly no depreciation has been recorded. The costs of maintenance and repairs are charged to operating expense.

          LICENSE COSTS AND DEFERRED FINANCING COSTS:

     In accordance with the partnership agreement, after obtaining the approval by the Federal Communications Commission, the following transactions occurred: on December 30, 1998, D&E contributed its PCS broadband licenses for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York-Hanover, PA. to the Company, and on July 31, 1999, Omnipoint Venture Partner contributed its PCS broadband license for one Basic Trading Area: the E-Block license in Lancaster, Pa.

     License costs are accounted for in accordance with industry practices, and amortized over a period of 40 years. Amortization expense recorded in 1999 totaled $ 45,841 for PCS license fees.

     PCS ONE manages operations under C-Block licenses in Lancaster, Pa., Harrisburg Pa., York-Hanover, Pa. and Reading, Pa. pursuant to operating agreements with one of its Partners. License use fees recorded in 1999 amounted to $ 916,272.

     Deferred financing costs are amortized over the life of the related financing agreement.

          IMPAIRMENT OF LONG-LIVED ASSETS:

     Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future cash flows. The Company has determined there were no impairments to the carrying values of such assets in 1999 and 1998.

          CAPITALIZED INTEREST:

     The cost of funds used to finance construction projects is capitalized as part of the construction costs. Interest costs related to construction projects are reflected as a cost of the assets and reduction of interest expense. Interest costs capitalized were $ 47,692 in 1999 and $ 478,712 in 1998.

          INCOME TAX:

     Federal and state income taxes are payable by the individual Partners; therefore, no provision or liability for income taxes is reflected in the financial statements. For federal income tax purposes, each item of income, gain, loss deduction or credit entering into the computation of the Partner's taxable income shall be allocated in the same proportion as profits and losses are allocated between the partners.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Financial instruments subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value. The only financial instrument subject to this reporting requirement is the financing agreement.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                            1999            1998
                                                                            ----             ----
       Cash paid for interest                                           $ 3,280,210       $   454,762
       Non-cash investing and financing activities:
          Fixed assets funded by financing agreement                      4,878,202        10,531,571
          Licenses contributed by Partners                                  461,528         1,625,876
          Capital expenditures included in accounts payable                 986,159         2,262,881

4.   INVENTORY:

     Inventory consists of the following for December 31, 1999 and 1998:

                                                                           1999              1998
                                                                           ----              ----
       Handsets                                                         $ 706,736         $ 283,199
       Accessories                                                         79,942            54,077
                                                                        ---------         ---------

                                                                        $ 786,678         $ 337,276
                                                                        =========         =========

5.   PREPAID EXPENSES:

     Prepaid expenses and other assets consist of the following at December 31, 1999 and 1998:

                                                                           1999              1998
                                                                           ----              ----
       Prepaid rent                                                      $     --         $ 137,877
       Insurance                                                               --            10,596
       Other                                                               35,213           185,704
                                                                         --------         ---------
                                                                         $ 35,213         $ 334,177
                                                                         ========         =========

6.   PLANT AND EQUIPMENT:

     Fixed assets, at cost consist of the following at December 31, 1999 and 1998:

                                                                                1999              1998
                                                                                ----              ----
              Network infrastructure                                        $ 44,369,817      $ 34,068,579
              Machinery, office and computer equipment                           782,398           280,435
              Improvement to leased properties                                   743,420           613,612
              Motor vehicles                                                     157,171            77,365
              Under construction                                               1,472,142         5,536,065
                                                                            ------------      ------------

                                                                              47,524,948        40,576,056
              Less accumulated depreciation                                    9,767,147         3,908,319
                                                                            ------------      ------------

              Fixed assets, net                                             $ 37,757,801      $ 36,667,737
                                                                            ============      ============

7.   LONG-TERM DEBT:

     In September 1998 the Company entered into a $40 million financing agreement with Northern Telecom, Inc. (Nortel) to finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. Advances exercised by the Company at December 31, 1999 and 1998, amounted to $ 39,989,585 and $ 26,554,020, respectively. On December 30, 1998, Nortel entered into an assignment and acceptance agreement with two unrelated parties (the Unrelated Parties) in which the Unrelated Parties acquired and assumed all rights over advances made to the Company, and all of Nortel's outstanding advances under the financing agreement. The Company has a commitment which expires in May 2000 from a major bank to provide a $70,000,000 credit facility. The new facility will be used to retire the existing long term debt and to fund future capital requirements and working capital needs.

     The principal amount is payable in quarterly installments beginning June 30, 2001. Interest on the unpaid principal balance on all loans is payable quarterly in arrears at varying rates, at a base rate or LIBOR plus a margin, at the option of the Partnership.

     Interest accrued at December 31, 1999 and 1998, was $ 56,742 and $83,605, respectively. The Company is subject to certain financial and operational covenants including restrictions on the payment of distributions to the Partners, restrictions on additional indebtedness and attaining certain financial performance measurements. The Partnership was in compliance with these covenants at December 31, 1999.

     Maturities of long-term debt for each year ending December 31, 2000 through 2004, are as follows:

                          2000                     $        --
                          2001                       4,498,828
                          2002                       5,998,438
                          2003                       7,498,047
                          2004                       9,497,526

8.   COMMITMENTS AND CONTINGENCIES:

     The Company has entered into certain noncancelable operating leases for its offices and retail locations. Future minimum rentals under these noncancelable operating leases as of December 31,1999 are as follows:


                          2000                     $   570,156
                          2001                         585,261
                          2002                         592,314
                          2003                         558,390
                          2004                         366,354
                                                   -----------

                                                   $ 2,672,475
                                                   ===========

     Total rental expense for the years ended December 31, 1999 and 1998 was $2,305,537 and $ 1,284,795 respectively.

9.   PARTNERS' EQUITY:

     Under the terms of the partnership agreement the management committee may require each general partner to advance up to $1,000,000 per year to the Partnership in the form of loans, and to contribute additional capital to the Company in proportion to their respective interest in the partnership.

     The company received initial contributions from D&E and Omnipoint Venture Partner of $9,109,904 and additional contributions in 1999, 1998 and 1997 of $5,720,528, $11,936,606 and $4,155,000, respectively. In connection with the financing agreement the Partners are required to contribute up to $50,000,000 of equity to the Company in the event the Company is unable to meet its obligations as they come due. At December 31, 1999 the Partners had contributed a total of $30,922,038 to the Company.

10.  RELATED PARTIES TRANSACTIONS NOT DISCLOSED ELSEWHERE:

     As part of the Partnership Agreement, the Company entered into separate service agreements with the Partners covering services such as engineering, accounting and financing, human resources, marketing and public relations; billing; interconnection and telecommunications services. Costs incurred under such agreements during 1999 and 1998 amounted to $2,865,691 and $4,190,077 respectively.

     Additionally, the Partnership purchases from one of the Partners, handsets and accessories, at the Partner's cost, to be used in the performance of the Partnership's business. Purchases during 1999 and 1998 amounted to $5,290,538 and $4,263,775, respectively.

11.  SUBSEQUENT EVENT:

     On February 25, 2000, Omnipoint Corporation, the ultimate parent company of Omnipoint Venture Partner and Omnipoint Holdings, merged into a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation, with Omnipoint Corporation as the surviving entity, resulting in Omnipoint Corporation becoming a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation.

     Pursuant to this transaction, the C-Block license for Reading, Pa. was transferred to Cook Inlet/VS GSM II PCS, LLC in which VoiceStream Holding Corporation retains a 49.9% ownership interest. In connection with the transfer of the license the respective operating agreement was assigned to the transferee and will remain in full force and effect. Also pursuant to this transaction, the C-Block licenses for Lancaster, Harrisburg and York-Hanover were transferred to Cook Inlet/VS GSM III PCS, LLC in which VoiceStream Holding Corporation retains a 49.9% ownership interest. In connection with the transfer of these licenses the respective operating agreements were assigned to the transferee and will remain in full force and effect.

     On February 25, 2000, Omnipoint Venture Partner entered into an assignment and acceptance agreement with the Unrelated Parties holding the Company's long term debt (see Note 7). Omnipoint Venture Partner acquired and assumed all rights over the advances made to the Company, and all the outstanding and committed advances under the financing agreement.

     The Company has a commitment which expires in May 2000 from a major bank to provide a $70,000,000 credit facility. The new facility will be used to retire the existing long term debt and to fund future capital requirements and working capital needs.

EUROTEL L.L.C.

CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997

                        Report of Independent Accountants



To the Members of
EuroTel L.L.C.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and comprehensive income
(loss) and cash flows present fairly, in all material respects, the financial position of EuroTel L.L.C. as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of EuroTel L.L.C. for the year ended December 31, 1997.



/s/ PricewaterhouseCoopers LLP

Omaha, Nebraska
February 29, 2000

EUROTEL L.L.C.
CONSOLIDATED BALANCE SHEETS
as of December 31, 1999 and 1998
--------------------------------------------------------------------------------

                        ASSETS                                    1999               1998
Current assets:
   Cash and cash equivalents                                  $ 48,526,747       $  6,952,788
   Receivables, net of allowance for doubtful accounts
     of $46,141 and $1,205, respectively                         1,614,569          2,132,311
                                                              ------------       ------------

           Total current assets                                 50,141,316          9,085,099
                                                              ------------       ------------

Property, plant and equipment, net                              31,376,372         23,799,913
Intangible assets, net                                           6,712,589          9,223,517
Investment in MTT                                                     --               14,553
                                                              ------------       ------------

                                                              $ 88,230,277       $ 42,123,082
                                                              ============       ============

             LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Payable to Founders                                        $  3,568,114       $  1,733,300
   Accounts payable                                              6,956,832          5,370,197
   Accrued liabilities                                           2,501,534            475,089
   Notes and interest payable to Founders                        6,742,252               --
                                                              ------------       ------------

           Total current liabilities                            19,768,732          7,578,586
                                                              ------------       ------------

Deferred revenue                                                10,000,000               --
Notes and interest payable to Founders                                --            2,453,310
License obligation                                               1,125,562          1,961,878
Convertible bonds payable                                             --           20,000,000
Accrued interest on bonds payable                                     --            2,449,315
Long-term debt                                                  32,395,000               --
Other liabilities                                                     --            2,670,503
                                                              ------------       ------------

           Total liabilities                                    63,289,294         37,113,592
                                                              ------------       ------------
Commitments and contingencies (Note 12)

Members' equity:
   Members' capital                                             29,006,024         11,222,818
   Cumulative other comprehensive loss                          (4,065,041)        (6,213,328)
                                                              ------------       ------------

           Total members' equity                                24,940,983          5,009,490
                                                              ------------       ------------

                                                              $ 88,230,277       $ 42,123,082
                                                              ============       ============



   The accompanying notes are an integral part of these financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                             1999              1998               1997
                                                                                               (unaudited)
Operating revenue:
   Telecommunication revenue                            $  1,934,149       $    237,520       $       --
   Installation and equipment sales                        1,478,445            405,086             11,793
                                                        ------------       ------------       ------------

           Total operating revenue                         3,412,594            642,606             11,793

Operating expenses:
   Wages and benefits                                      3,038,360          2,032,254            523,816
   Interconnection charges                                   553,889             81,273               --
   Depreciation and amortization                           2,755,619          1,326,614            215,131
   General and administrative                              3,926,608          2,218,166            785,567
                                                        ------------       ------------       ------------

           Total operating expenses                       10,274,476          5,658,307          1,524,514
                                                        ------------       ------------       ------------

           Operating loss                                 (6,861,882)        (5,015,701)        (1,512,721)
                                                        ------------       ------------       ------------

Other income (expenses):
   Equity in income (loss) of affiliate                    1,524,684           (649,924)              --
   Interest income                                           444,632            366,994             28,942
   Interest expense                                       (8,724,828)        (3,822,453)          (123,807)
   Litigation costs related to sale of
      subsidiary and affiliate                              (951,651)              --                 --
   Gain on sale of affiliate                              35,410,444               --                 --
   Foreign exchange gains                                    742,989            575,421            110,785
   Foreign exchange losses                                (1,566,602)        (1,225,912)          (164,659)
   Dutch withholding tax expense                          (2,202,917)              --                 --
   Other                                                    (161,295)           (17,266)           (33,291)
                                                        ------------       ------------       ------------

           Total other income (expenses)                  24,515,456         (4,773,140)          (182,030)
                                                        ------------       ------------       ------------

           Income (loss) before extraordinary item        17,653,574         (9,788,841)        (1,694,751)

Exraordinary item - extinguishment of debt                (3,800,368)              --                 --
                                                        ------------       ------------       ------------

Net income (loss)                                       $ 13,853,206       $ (9,788,841)      $ (1,694,751)
                                                        ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFECIT) AND
COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


                                                                Cumulative
                                                                   Other             Total           Comprehensive
                                                Members'       Comprehensive        Members'             Income
                                                Capital             Loss         Equity (Deficit)        (Loss)
                                             ------------       ------------       ------------       ------------
Balance, December 31, 1996 (unaudited)       $     (8,246)      $       --         $     (8,246)

Capital contributions (unaudited)               4,690,000               --            4,690,000

Net loss (unaudited)                           (1,694,751)              --           (1,694,751)      $ (1,694,751)

Foreign currency translation adjustment
   (unaudited)                                       --              (88,189)           (88,189)           (88,189)
                                             ------------       ------------       ------------       ------------

Balances, December 31, 1997                     2,987,003            (88,189)         2,898,814       $ (1,782,940)
                                                                                                      ============

Conversion of note payable to equity           11,041,326               --           11,041,326

Capital contributions                           6,983,330         (6,006,889)           976,441

Net loss                                       (9,788,841)              --           (9,788,841)      $ (9,788,841)

Foreign currency translation adjustment              --             (118,250)          (118,250)          (118,250)
                                             ------------       ------------       ------------       ------------

Balances, December 31, 1998                    11,222,818         (6,213,328)         5,009,490       $ (9,907,091)
                                                                                                      ============

Capital contributions                           3,930,000               --            3,930,000

Net income                                     13,853,206               --           13,853,206       $ 13,853,206

Foreign currency translation adjustment              --           (3,915,964)        (3,915,964)        (3,915,964)

Reclassification adjustment:
   Foreign currency translation related
     to investment in MTT sold in 1999               --            6,064,251          6,064,251          6,064,251
                                             ------------       ------------       ------------       ------------

Balance, December 31, 1999                   $ 29,006,024       $ (4,065,041)      $ 24,940,983       $ 16,001,493
                                             ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1999, 1998 and 1997

                                                                            1999               1998                1997
                                                                                                               (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                    $ 13,853,206       $ (9,788,841)      $ (1,694,751)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Depreciation and amortization                                       2,755,619          1,326,614            215,131
       Amortization of deferred financing costs                              916,378            381,825               --
       Gain on sale of affiliate                                         (35,410,444)              --                 --
       Extraordinary item-extinguishment of debt                           3,800,368               --                 --
       Unrealized loss for currency translation                              740,113            675,729             33,823
       Loss on sale of fixed assets                                           87,075             33,467               --
       Equity in (income) loss of affiliates                              (1,524,684)           649,924               --
       Noncash charges                                                          --               50,000             45,000
       Changes in assets and liabilities:
         Receivables                                                         287,706           (969,686)          (475,257)
         Accounts payable                                                  1,855,230           (649,674)           609,982
         Accounts payable to Founders                                      1,806,744          1,693,908            312,747
         Accrued liabilities                                               2,487,586            264,232             10,327
         Accrued interest                                                 (1,660,374)         3,206,867            123,511
                                                                        ------------       ------------       ------------

           Total adjustments                                             (23,858,683)         6,663,206            875,264
                                                                        ------------       ------------       ------------

           Net cash used in operating activities                         (10,005,477)        (3,125,635)          (819,487)
                                                                        ------------       ------------       ------------
Cash flows from investing activities:
   Deposit received on sale of Pilicka                                    10,000,000               --                 --
   Purchase of additional MTT shares                                         (50,522)              --                 --
   Proceeds from sale of MTT, net                                         43,027,372               --                 --
   Proceeds from sale of property, plant and equipment                         7,480            696,725               --
   Purchase of property, plant and equipment                             (16,400,238)       (14,551,366)        (3,919,146)
   Acquisition of intangible assets                                         (976,324)        (1,339,032)        (5,502,738)
                                                                        ------------       ------------       ------------

           Net cash provided by (used in) investing activities            35,607,768        (15,193,673)        (9,421,884)
                                                                        ------------       ------------       ------------
Cash flows from financing activities:
   Debt financing costs                                                         --           (1,832,757)          (110,431)
   Proceeds from issuance of convertible bonds                                  --           20,000,000               --
   Proceeds from issuance of notes payable to Founders                     3,500,000          4,897,573               --
   Proceeds from short-term borrowings from Founders                            --            8,762,807          7,716,000
   Payments of short-term borrowings from Founders                              --           (8,762,807)              --
   Redemption of convertible bonds                                       (23,265,814)              --                 --
   Proceeds from issuance of long-term debt                               32,300,000               --                 --
   Proceeds from issuance of common stock and member contributions         3,930,001               --            4,690,000
                                                                        ------------       ------------       ------------

           Net cash provided by financing activities                      16,464,187         23,064,816         12,295,569
                                                                        ------------       ------------       ------------

Effect of exchange rate changes on cash                                     (492,519)          (146,648)           (36,107)
                                                                        ------------       ------------       ------------

Net increase in cash and cash equivalents                                 41,573,959          4,598,860          2,018,091

Cash and cash equivalents at beginning of period                           6,952,788          2,353,928            335,837
                                                                        ------------       ------------       ------------

Cash and cash equivalents at end of period                              $ 48,526,747       $  6,952,788       $  2,353,928
                                                                        ============       ============       ============

Cash paid for interest                                                  $  9,077,260       $       --         $       --
                                                                        ============       ============       ============

Supplemental disclosure of noncash activity:
   Long-term debt of $95,000 was issued for debt financing costs in 1999. Certain assets, net of certain liabilities with a value of $976,441 were contributed to the Company by its shareholders in 1998.
   Notes payable to shareholders of $11,041,326 were converted to equity during 1998 which included $2,636,000 borrowed during 1998.

   The accompanying notes are an integral part of these financial statements.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

(Information related to 1997 is unaudited)

1.   Organization:

     EuroTel L.L.C. (the Company) was organized in December 1996 to act as a holding company for a foreign investment in Pilicka Telefonia Sp. z.o.o. (Pilicka). Pilicka was purchased by the Company on June 30, 1997. The Company directly held this investment until May 1998. The Company organized a wholly-owned subsidiary, PenneCom B.V. (PenneCom), to act as a Dutch holding company for foreign investments. During 1998 and 1999, these investments were comprised of Pilicka and Monor Telefon Tarasasag Rt.
     (MTT). In May 1998, Pilicka was contributed to PenneCom by the Company at its net book value, as the Company and PenneCom were entities under common control. Results of operations include the operations of the Company and Pilicka for the entire years ended December 31, 1999 and 1998 include PenneCom's operations since formation in May 1998 and Pilicka's operations since inception of June 30, 1997. In August 1998, the Founders (see definition below) contributed a 48.7% financial interest in Monor Communications Group, Inc. (MCG) at its book value to PenneCom. MCG held a 92.7% interest in MTT at the time of contribution. On December 31, 1998, MCG was dissolved and its equity was distributed. As a result, PenneCom held an interest ranging from 46.4% to 48.3% in MTT during 1998 and 1999, prior to the sale of MTT effective December 14, 1999. PenneCom's results of operations include the equity in the loss of MCG and MTT for the period August 1, 1998 to December 31, 1998 and the equity in the income of MTT through December 14, 1999.

     MTT provides telecommunication services to the Monor region of Hungary. Pilicka is involved in the design, construction and operation of a telecommunications network in the Radom, Piotrkow Trybunalski and Tarnobrzeg regions in Poland. The Company's founding members are comprised of three companies: Consolidated Companies, Inc.; D&E Investments, Inc., a wholly-owned subsidiary of D&E Communications, Inc.; and HunTel Systems, Inc. (the Founders). During 1999, Pilicka was converted from a Polish S.A. to a Polish Sp. z o.o.

2.   Summary of Significant Accounting Policies:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and PenneCom, its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. PenneCom's interest in MTT was accounted for by the equity method prior to its sale. PenneCom's interest in MCG was accounted for by the equity method prior to its dissolution.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

2.   Summary of Significant Accounting Policies, Continued:

     Foreign Currency Translation

     The financial position and results of operations of Pilicka are measured using the local currency, Polish zlotys, as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative other comprehensive income (loss) account in members' equity. Foreign currency transaction gains and losses, as well as translation adjustments for monetary assets and liabilities of Pilicka that are denominated in currencies other than the Polish zloty, are recognized in the statement of operations. Foreign exchange losses in 1999, 1998 and 1997 include $740,113, $675,729 and $33,823, respectively, of unrealized foreign exchange losses resulting primarily from the translation of a foreign denominated payable at the balance sheet date.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid debt instruments with an original maturity of three months or less and are carried at cost which approximates fair value due to the short maturities.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Construction-in-progress represents the accumulation of costs associated with the construction of telephone networks and other tangible fixed assets. The Company continually monitors the progress of these construction projects and tracks each project by location. The Company includes all costs that are directly attributable to the network development in construction-in-progress. Expenditures for repairs and maintenance which do not materially extend the useful lives of the related asset are charged to expense as incurred. The cost of assets retired or otherwise disposed of, and the accumulated depreciation thereon, are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

     Depreciation expense is recorded in the month following the commencement of use by applying the straight-line method over the estimated useful life of the assets: leasehold improvements and buildings (10-25 years), telecommunication equipment (10 years), and vehicles and other equipment (5-10 years).

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

2.   Summary of Significant Accounting Policies, Continued:

     Intangible Assets

     Intangible assets include acquisition costs incurred in connection with the acquisition of nonexclusive licenses to provide telecommunication services, software and deferred financing costs. Licenses are capitalized and amortized over the life of each license.

     The deferred financing costs are related to long-term debt and are amortized over the term of the debt.

     The Company also has acquired the right for Pilicka to use a billing system software which is being amortized over the five-year period of use.

     Income Taxes

     The differences between the amounts included in these financial statements for Pilicka and the tax basis of assets and liabilities, prepared in accordance with the Polish Corporate Income Tax Law, have been recognized as temporary differences for the purpose of recording deferred income taxes. All net operating loss carryforwards are recognized as deferred tax assets. Valuation allowances are recorded for deferred tax assets resulting from tax losses and temporary timing differences of tax recognition when it is more likely than not that the benefits will not be realized.

     Dutch Tax Expense

     Dutch tax expense is recognized as a result of the distribution paid from PenneCom to EuroTel LLC.

     Recoverability of Long-Lived Assets

     Management periodically reviews long-lived assets, property, plant and equipment and intangible assets to be held and used in the business, for the purpose of determining and measuring impairment on a recurring basis or when events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. Assets are grouped and evaluated for possible impairment, and impairment is measured on the basis of the forecasted discounted cash flows from operating results of the business over the estimated remaining lives of the assets. To date, there have been no events or changes in circumstances that suggest that the recoverability of the carrying amount of long-lived assets should be assessed.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

2.   Summary of Significant Accounting Policies, Continued:

     Revenues

     Telecommunications revenue from access to and the usage of networks are recognized when services are provided. Revenue from installation fees is recorded when the customer is connected to the network. The Company records revenue from the sale of equipment when the customer accepts delivery. All revenues included in the consolidated statements of operations are related to Pilicka's operations in Poland.

     Concentration of Risk

     Financial instruments which potentially subject the Company to concentrations of risk include cash and cash equivalents and trade receivables. The Company limits its risk associated with cash and cash equivalents by placing its investments with highly rated financial institutions, usually as short-term deposits. With respect to trade receivables, the Company limits its credit risk by disconnecting service for certain customers who are past due with respect to their payments.

     Included in the consolidated balance sheets at December 31, 1999 and 1998 are the net assets of Pilicka's operations, all of which are located in Poland and which total approximately $34,975,648 and $26,512,515, respectively.

     Comprehensive Income (Loss)

     The Company has elected to present comprehensive income (loss) in the statement of changes in members' equity. Comprehensive income (loss) consists of the income (loss) for the period and the change in the foreign currency translation adjustment.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Reclassifications

     Certain amounts for 1998 have been reclassified to conform to 1999 presentation.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

3.   Receivables:

     Receivables consist of the following at December 31, 1999 and 1998:



                                                     1999            1998
     Trade receivables, net of allowance for
        doubtful accounts of $46,141 and
        $1,205, respectively                      $  657,064      $  131,119
     VAT receivables                                 694,757       1,205,681
     Due from related party                            1,001         607,175
     Other                                           261,747         188,336
                                                  ----------      ----------

                                                  $1,614,569      $2,132,311
                                                  ==========      ==========


     VAT receivable relates to tax refunds due on the purchase of property, plant and equipment.

4.   Property, Plant and Equipment:

     Property, plant and equipment consists of the following at December 31, 1999 and 1998:


                                                       1999            1998

     Land, buildings and leasehold improvements   $  4,928,919    $  2,031,148
     Telecommunications equipment                   21,419,147       8,575,266
     Vehicles and other equipment                    1,014,356         835,500
     Construction-in-progress                        6,492,612      13,062,565
                                                  ------------    ------------

                                                    33,855,034      24,504,479

                  Accumulated depreciation          (2,478,662)       (704,566)
                                                  ------------    ------------

                                                  $ 31,376,372    $ 23,799,913
                                                  ============    ============

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

5.   Intangible Assets:

     Intangible assets consisted of the following at December 31, 1999 and 1998:

                                                     1999               1998

     Licenses                                   $  7,468,928       $  7,938,964
     Deferred financing costs                         95,000          1,832,757
     Software and other                              739,381            673,391
                                                ------------       ------------

     Total intangible assets                       8,303,309         10,445,112
     Less:  Accumulated amortization              (1,590,720)        (1,221,595)
                                                ------------       ------------

                                                $  6,712,589       $  9,223,517
                                                ============       ============

6.   Investment in MTT:

     MTT's headquarters is located in Budapest, Hungary. A summary of MTT's financial information for the years ending December 31, 1999 and 1998 and is as follows:

                                                      1999            1998

     Net revenue                                 $ 20,422,083    $ 17,904,020
     Operating profit                               8,948,231       7,362,731
     Loss on foreign currency translation          (1,922,227)     (5,461,645)
     Net income (loss)                              3,421,611      (1,978,261)
     Company's equity in income (loss) of MTT       1,524,684        (649,924)
     Current assets                                                 8,719,289
     Noncurrent assets                                             48,664,483
     Current liabilities                                            8,942,678
     Noncurrent liabilities                                        48,409,698
     Total stockholders' equity                                        31,396


     The Company's equity in income (loss) is for the periods January 1, 1999 through December 14, 1999 and August 1, 1998 through December 31, 1998. The investment in MTT was sold effective December 14, 1999 for cash and a gain of $35,410,444 was recognized.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997


7.   Payable to Founders:

     Payable to Founders consists of the following at December 31, 1999 and 1998:

                                                      1999             1998

     Accounts payable to Founders                  $ 3,568,114      $ 1,733,300

     Notes payable to Founders                       5,761,573        2,261,573
     Accrued interest on notes
        payable to Founders                            980,679          191,737
                                                   -----------      -----------

                                                     6,742,252        2,453,310
                                                   -----------      -----------

              Total payable to Founders            $10,310,366      $ 4,186,610
                                                   ===========      ===========


     Accounts payable to the Founders represent operating costs paid on behalf of the Company by the Founders. These amounts bear interest at a fixed rate of 15% (7% through February 1999). Interest expense incurred by the Company related to these payables in 1999, 1998 and 1997 was $330,825, $48,787 and $-0-, respectively. Total operating expenses incurred through related party transactions by the Company were $1,782,594, $1,236,367 and $321,992 during 1999, 1998 and 1997, respectively. The notes bear interest at a fixed rate of 15%. Interest expense related to these notes recognized during 1999, 1998 and 1997 was $788,942, $191,737 and $123,511, respectively. These notes are subordinate to the long-term debt discussed in Note 9 and are due on demand.

8.   Convertible Bonds Payable:

     Convertible bonds payable represent amounts due to certain financial investors which are convertible into common stock of PenneCom B.V. Each $1,000 of outstanding bonds could be converted into one share of PenneCom B.V. common stock. The bonds accrued interest at 30% of which $6,627,948 and $2,449,315 was expensed during 1999 and 1998, respectively. The bonds were repaid during 1999 in their entirety. A premium of $3,222,740 was paid upon the extinguishment as an incentive to the bondholders to terminate certain rights under the bonds and the bond subscription agreement. The premium, unamortized deferred financing costs and expenses related to the extinguishment are presented as an extraordinary item.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

9.   Long-term Debt:

     In December 1999, the Company entered a revolving credit agreement with a bank which provides for borrowings through December 31, 2001 of up to $40,000,000 with interest at the Bank's base rate (8.5% at December 31, 1999). The Founders have guaranteed the debt and have individually pledged investment securities to the Bank with a total fair value of $21,000,000. The debt is collateralized by the Company's deposits at the Bank. The agreement restricts loans and advances to related parties, the use of the proceeds from the sale of Pilicka and other transactions with the Company's members. Total borrowings under the agreement at December 31, 1999 of $32,395,000 have been classified as noncurrent as they represent the lowest amount expected to be outstanding during the year ended December 31, 2000.

10.  Income Taxes:

     Pilicka incurred tax losses since June 17, 1997 and, therefore, has not paid income taxes in Poland.

     Below is the analysis of deferred tax balances related to taxes in Poland:


                                                   1999              1998
Assets:
   Net operating losses                        $ 3,131,403        $ 2,438,770
   Unrealized foreign exchange losses              100,041            675,729
   Accruals and provisions                         241,063            188,574
                                               -----------        -----------

                                                 3,472,507          3,303,073

Liabilities:
   Interest income and unrealized foreign
   exchange gains                                     --              (42,376)
                                               -----------        -----------

             Total temporary differences         3,472,507          3,260,697

Future enacted tax rates                                30%                34%
                                               -----------        -----------

                                                 1,041,752          1,108,637

Valuation allowance                             (1,041,752)        (1,108,637)
                                               -----------        -----------

Net deferred tax asset                         $      --          $      --
                                               ===========        ===========

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

10.  Income Taxes, Continued:

     Until 1999, utilization of tax losses in Poland was limited to one-third of the tax loss in each of the three subsequent years. Tax losses incurred in 1999 and subsequent years will be permitted to be utilized over five years with 50% utilization restricted per annum. Pilicka has lost the right to utilize the prior year's net operating losses due to the change in the legal form of Pilicka during 1999. A full valuation allowance was recorded for all tax assets as the Company does not expect to recover deferred tax assets through future taxable income.

     PenneCom is subject to 35% Dutch corporate tax. However, any benefits derived from "qualifying subsidiaries," which includes Pilicka and MTT, are exempt from Dutch tax. In conjunction with the above, all costs that are attributable to such qualifying subsidiaries are not deductible for Dutch tax purposes. As a result, PenneCom has no taxable profit or loss for 1999 and 1998. Therefore, no Dutch taxes have been recorded related to PenneCom.

     EuroTel's taxable income passes to its members and therefore no taxes are recognized related to its operations.

11.  Related Party Transactions:

     Pilicka paid $247,409, $490,000 and $234,000 to an affiliated entity for management services and the purchase of rights to use software during the years ended December 31, 1999, 1998 and 1997, respectively. The amount payable to this affiliate at December 31, 1999 and 1998 was $33,956 and $13,000, respectively. Pilicka also made rental payments of $173,351 and $240,000 during the years ended December 31, 1999 and 1998, respectively, to a company partially owned by a relative of a member of Pilicka's management board. The amount receivable from (payable for) these transactions at December 31, 1999 and 1998 was $328 and $(57,000), respectively.

     In addition to interest related to borrowings described in Note 7, the Company recognized interest expense of $750,426 related to notes payable and short-term borrowings to Founders during 1998.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

12.  Telecommunication Licenses:

     Pilicka has three licenses for the provision of telecommunications services in the former Voivodships of Radom, Piotrkow Trybunalski, and Tarnobrzeg. Under the license agreements, Pilicka is obliged to provide public telecommunications services through its network for local traffic and through interconnection with the regional and international networks of Telekomunikacja Polska S.A. for long distance traffic. The terms of interconnection in each license area are negotiated separately subject to guidelines established by the Minister of Communications of Poland.

     The licenses set forth requirements as to establishing the availability of services to a specified number of customers. Pilicka has not met these specified requirements at December 31, 1999. During 1999, Pilicka sent a letter to the Minister of Communications of Poland requesting a change in the connection schedule. While no response has been received, Pilicka believes that the likelihood of the Ministry of Communications of Poland taking any action that will result in a material adverse impact on the financial position or results of operations of Pilicka is remote.

13.  Contingencies and Commitments:

     Pilicka has certain long-term agreements to purchase telecommunications equipment with domestic and foreign suppliers. The total amount of equipment that Pilicka has committed to purchase after December 31, 1999 is $2,795,582.

     Pilicka is contesting the quality of performance of telecommunications equipment provided by one of its principal equipment suppliers. In accordance with the terms of the contract, Pilicka has put the supplier on notice of alleged performance deficiencies and has suspended its work under the contract. The supplier is contesting Pilicka's assertions and has indicated that Pilicka would be subject to cancellation fees and penalties if the contract is terminated. Pilicka and the supplier are presently involved in negotiations. Pilicka does not expect the settlement of this dispute to have a material or adverse impact on the financial position or results of operations of Pilicka.

     The Company's future minimum lease obligations for operating leases for the years ending December 31 approximate:

                              2000      $428,000
                              2001       400,000
                              2002       397,000
                              2003       397,000
                              2004       397,000

     Rent expense for the years ended December 31, 1999, 1998 and 1997, respectively was $399,785, $150,000 and $36,800, respectively.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998 and 1997

13.  Contingencies and Commitments, Continued:

     On April 8, 1999, PenneCom signed an agreement to sell its interest in Pilicka for consideration of $140,000,000, with an expected close in August 1999. In connection with the agreement, PenneCom received a $10,000,000 nonrefundable downpayment which has been recorded as deferred revenue. The counterparty failed to perform under the contract. PenneCom is engaged in arbitration before the International Court of Arbitration of the International Chamber of Commerce against the counterparty, seeking specific performance by the counterparty, plus damages, interest and costs. The counterparty denies PenneCom is entitled to specific performance or damages and is pursuing a counterclaim to recover the downpayment plus interest and costs.

     The Company and PenneCom filed a lawsuit against an investment banking firm (the Firm) to recover certain fees and damages incurred by the Company and to obtain a declaratory judgment that the Firm had no right to commissions or other fees related to the Company's sale of its investments in Pilicka and MTT. The Firm has counter-claimed, alleging breach of contract, civil conspiracy to injure trade, reputation and business, common law civil conspiracy, and seeks damages of $8,000,000, trebled to $24,000,000 as well as punitive damages of $10,000,000, costs, attorney fees, and declaratory relief. The Company and PenneCom have denied the counterclaim and is vigorously defending itself and pursuing its claim.

14.  Fair Value of Financial Instruments:

     Payable to Founders and Convertible bonds payable: It is not practicable to estimate fair value of these financial instruments due to the related party nature and unique features of the instruments. The convertible bonds were paid in full during 1999 at a premium of $3,222,740.

     Long-term debt: Based on the variable interest rate, fair value is estimated to approximate carrying value.