Form 10-Q
period 2000-03-31
D&E COMMUNICATIONS INC
filed 2000-05-12
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

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

                                  PENNSYLVANIA
                         -------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)


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

                            Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at May 5, 2000
--------------------------------------              --------------------------
Common Stock, par value $.16 per share                   7,367,207 Shares

                    D&E Communications, Inc. and Subsidiaries


                                TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----
                          PART I. FINANCIAL INFORMATION

1.  Financial Statements

             Consolidated Statements of Operations --
                      For the three months ended
                      March 31, 2000 and 1999 .....................            1

             Consolidated Balance Sheets --
                      March 31, 2000 and December 31, 1999 ........            2

             Consolidated Statements of Cash Flows --
                      For the three months ended
                      March 31, 2000 and 1999......................            3

             Consolidated Statement of Comprehensive Income --
                      For the three months ended
                      March 31, 2000 and 1999 .....................            4

             Notes to Consolidated Financial Statements ...........          5-9

2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................        10-14

3. Quantitative and Qualitative Disclosure
             about Market Risks ...................................           15

                           PART II. OTHER INFORMATION


1. Legal Proceedings...............................................        16-17

6. Exhibits and Reports on Form 8-K ...............................           18


   SIGNATURES .....................................................           19

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                    D&E Communications, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                  (Unaudited)

                                                                   Three months ended
                                                                        March 31
                                                                 2000               1999
                                                               --------           --------
OPERATING REVENUE
        Communication service revenues....................     $ 13,808           $ 12,153
        Communication products sold.......................        2,872              3,452
        Other.............................................          332                297
                                                               --------           --------
   Total Operating Revenues...............................       17,012             15,902
                                                               --------           --------

OPERATING EXPENSES
        Communication service expenses....................        6,429              5,120
        Cost of communication products sold...............        2,156              2,557
        Depreciation and amortization.....................        2,638              2,305
        Marketing and customer services...................        1,384              1,089
        General and administrative services...............        2,854              2,384
                                                               --------           --------
   Total Operating Expenses...............................       15,461             13,455
                                                               --------           --------
        Operating Income..................................        1,551              2,447
                                                               --------           --------

OTHER INCOME (EXPENSE)
        Allowance for funds used during construction......           11                  5
        Equity in net losses of affiliates................       (2,758)            (3,611)
        Interest expense..................................         (389)              (463)
        Gain on sale of investment........................           --              8,982
        Other, net........................................          481                299
                                                               --------           --------
   Total Other Income (Expense)...........................       (2,655)             5,212
                                                               --------           --------
        Income (loss) before income taxes and
           dividends on utility preferred stock...........       (1,104)             7,659

INCOME TAXES AND DIVIDENDS ON
  UTILITY PREFERRED STOCK
        Income taxes......................................          105              3,147
        Dividends on utility preferred stock..............           16                 16
                                                               --------           --------
   Total Income taxes and dividends
      on utility preferred stock..........................          121              3,163
                                                               --------           --------

NET INCOME (LOSS).........................................     $ (1,225)          $  4,496
                                                               ========           ========

        Average common shares outstanding.................        7,339              7,424

BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE
        Net income (loss) per common share................      $ (0.17)          $   0.61
                                                               ========           ========

Dividends per common share................................      $  0.10           $   0.10
                                                               ========           ========

                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                          March 31,    December 31,
                                                                            2000           1999
                                                                          --------     ------------
                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents ...................................      $  2,832       $  1,674
       Temporary investments, including $7,000 and zero restricted .        18,416         11,726
       Accounts receivable .........................................         7,468          7,787
       Accounts receivable - affiliated companies ..................         9,096          5,152
       Inventories, lower of cost or market, at average cost .......         1,278          1,302
       Prepaid expenses ............................................         4,811          1,088
       Other .......................................................           364            310
                                                                          --------       --------
          TOTAL CURRENT ASSETS .....................................        44,265         29,039
                                                                          --------       --------
INVESTMENTS
       Investments and advances in affiliated companies ............            --         11,994
       Investments available-for-sale ..............................         7,996          6,371
                                                                          --------       --------
                                                                             7,996         18,365
                                                                          --------       --------
PROPERTY, PLANT AND EQUIPMENT
       In service ..................................................       136,034        131,753
       Under construction ..........................................         2,703          4,092
                                                                          --------       --------
                                                                           138,737        135,845
       Less accumulated depreciation ...............................        72,032         69,949
                                                                          --------       --------
                                                                            66,705         65,896
                                                                          --------       --------
OTHER ASSETS .......................................................         1,364          1,354
                                                                          --------       --------
       TOTAL ASSETS ................................................      $120,330       $114,654
                                                                          ========       ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Long-term debt maturing within one year .....................      $  1,007       $  1,007
       Accounts payable and accrued liabilities ....................         8,142          9,662
       Accrued taxes ...............................................           326            324
       Accrued interest and dividends ..............................           565            439
       Advance billings, customer deposits and other ...............         3,680          1,224
                                                                          --------       --------
          TOTAL CURRENT LIABILITIES ................................        13,720         12,656
                                                                          --------       --------
LONG-TERM DEBT .....................................................        21,582         21,582
                                                                          --------       --------
OTHER LIABILTIES
       Equity in net losses of affiliates in excess of
         investments and advances ..................................         4,606             --
       Deferred income taxes .......................................        10,701          9,785
       Other .......................................................           998            861
                                                                          --------       --------
                                                                            16,305         10,646
                                                                          --------       --------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
       par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares,
       outstanding 14,456 shares ...................................         1,446          1,446
                                                                          --------       --------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000 ..         1,195          1,194
         Outstanding shares: 7,340,531 at March 31, 2000
                             7,339,362 at December 31, 1999
       Additional paid-in capital ..................................        37,153         37,026
       Unrealized gain (loss) on investments .......................           343           (539)
       Unearned ESOP Compensation ..................................          (153)          (153)
       Retained earnings ...........................................        31,324         33,281
       Treasury stock at cost, 151,302 shares at March 31, 2000
         146,112 shares at December 31, 1999 .......................        (2,585)        (2,485)
                                                                          --------       --------
                                                                            67,277         68,324
                                                                          --------       --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................      $120,330       $114,654
                                                                          ========       ========

                           See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                   (Unaudited)
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                    2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES............................................     $ 2,065       $ 3,466
                                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures, net of proceeds from sales and removal costs......      (3,412)       (1,596)
        Proceeds from sale of temporary investments.............................      11,726        11,866
        Purchase of temporary investments.......................................     (18,416)      (14,713)
        Proceeds from sale of investment in affiliated company .................         ---         2,420
        Increase in investments and advances to affiliates......................      (8,197)       (8,095)
        Decrease in investments and repayments from affiliates..................      18,095         6,153
                                                                                     -------       -------

                    Net Cash Used In Investing Activities.......................        (204)       (3,965)
                                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends on common stock...............................................        (684)         (673)
        Proceeds from issuance of common stock..................................          80            67
        Purchase of treasury stock..............................................         (99)         (550)
                                                                                     -------       -------

                    Net Cash Used In Financing Activities.......................        (703)       (1,156)
                                                                                     -------       -------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS.......................................................       1,158        (1,655)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD........................................................       1,674         7,192
                                                                                     -------       -------

     END OF PERIOD..............................................................     $ 2,832       $ 5,537
                                                                                     =======       =======


                                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                    Consolidated Statements of Comprehensive Income
                                    (in thousands)
                                      (Unaudited)


                                                          Three months ended
                                                               March 31

                                                              2000         1999
                                                              ----         ----
Net income (loss) .............................             $(1,225)     $ 4,496

Other comprehensive income:
  Unrealized gain on investments, net of
     income taxes of $743 and $1,500...........                 882        2,913
                                                             ------      -------

Total comprehensive income (loss) .............              $ (343)     $ 7,409
                                                             ======      =======




                    See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     D&E Communications, Inc. is a telecommunications holding company. The accompanying consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone); D&E Telephone and Data Systems (TDS); D&E Wireless, Inc. (Wireless); D&E Investments, Inc. (Investments); and D&E Systems, Inc. (Systems). D&E Communications, Inc., including these subsidiary companies, is defined and referred to herein as (D&E). Certain prior year balances have been reclassified to conform to current year presentation.


     The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(2)  EQUITY INVESTMENTS IN AFFILIATED COMPANIES

     (a) PCS ONE

     D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) that was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of operations of PCS ONE were as follows:

                                    Three months ended
                                          March 31
                                      2000       1999
                                      ----       ----
         Net sales .......            $7,140    $3,157
         Net loss ........           ($3,454)  ($5,028)
         D&E's share
           of loss........           ($1,727)  ($2,514)


     (b) EuroTel

     As previously reported, D&E holds a one-third ownership interest in EuroTel L.L.C. (EuroTel), a domestic corporation which owns 100% of PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides local exchange telephone, cable television and data transmission services in Central Europe. On April 12, 1999, D&E announced that PenneCom had signed a definitive agreement to sell the shares of its Polish operations (Pilicka Telefonia, Sp.zo.o.) to Elektrim S.A. (Elektrim) for $140,000 in cash and notes during 1999 and that the sale was subject to, among other things, Polish regulatory review. It was projected that after payment of outstanding debt and other expenses, the sale would generate approximately $80,000 of net cash to PenneCom. On July 27, 1999, Polish regulatory authorities approved the proposed share purchase. However, on July 28, 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement and on August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. Arbitration proceedings are underway at the date of this filing. See Item 1(a) of Part II of this Report.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

     On April 3, 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, the Interpretation will have on D&E's financial position or results of operation.

     On March 24, 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending June 30, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, SAB 101 will have on D&E's financial position or results of operations.


(4)  SUBSEQUENT EVENTS

     On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider for $2,400 in a combination of cash and D&E Common Shares. The transaction will be accounted for under the purchase method of accounting. The agreement includes a provision for an additional payment up to $600 to CompuSpirit contingent on meeting certain future earnings goals. CompuSpirit's results of operations would not have made a material change in D&E's first quarter earnings if such results had been included from the beginning of the year.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(5)  CONTINGENCIES


     D&E became party to a $40,000 loan agreement from a domestic bank to PenneCom in December 1999. D&E, along with the other two investors in EuroTel, each pledged $7,000 of investments as collateral for security on the loan. Management anticipates the loan, which was used primarily to refinance higher interest debt, will be repaid in conjunction with the sale of Pilicka.

     See Item 1. of Part II of this Report for discussion of legal proceeding.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(6)  BUSINESS SEGMENT DATA

     Financial results for D&E's four primary operating segments are as follows:

                                                                  Three months ended
                                                                        March 31
                                                                2000              1999
                                                                ----              ----
External Customer Revenues

     Telecommunication Services.................              $9,510             $9,279
     Telephone & Data Services..................               4,193              4,864
     Wireless Services..........................               2,156              1,403
     International Communication Services.......               1,046                356
     Corporate, Other and Eliminations..........                 107                ---
                                                        ------------     --------------
        Total Company...........................             $17,012            $15,902
                                                        ============     ==============

Intersegment Revenues

     Telecommunication Services.................                $414               $350
     Telephone & Data Services..................                 122                 88
     Corporate, Other and Eliminations..........                (536)              (438)
                                                        ------------     --------------
        Total Company...........................                 ---                ---
                                                        ============     ==============

Net Income (Loss)

    Telecommunication Services.................                 $962             $1,265
    Telephone & Data Services..................                  (15)               115
    Wireless Services..........................               (1,130)            (1,670)
    International Communication Services.......               (1,064)            (1,287)
    Corporate, Other and Eliminations..........                   (8)             6,073
                                                        ------------     --------------
       Total Company...........................              $(1,225)            $4,496
                                                        ============     ==============
Assets

     Telecommunication Services.................            $106,007            $95,232
     Telephone & Data Services..................               7,253              8,057
     Wireless Services..........................               6,324              4,726
     International Communication Services.......               2,783              6,626
     Corporate, Other and Eliminations..........             (2,037)              5,691
                                                        -----------      --------------
        Total Company..........................            $120,330            $120,332
                                                        ============     ==============

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months ended March 31, 1999 have been reclassified for comparative purposes.

RESULTS OF OPERATIONS

     Summary. Operating revenues increased 7.0% for the three months March 31, 2000 compared with the same period of 1999. The increase was primarily from increased support services to affiliated companies. Operating profits as a percentage of revenue decreased to 9.1% for the first quarter of 2000 compared to 15.4% for the first quarter of 1999. Because support service revenue, is recorded at the cost to provide the service, an increase in support service revenue will result in a decrease in gross profit margin.

     For the quarter ended March 31, 1999, other income included a gain of $8,982 from the exchange of D&E SuperNet, Inc. stock for cash and stock in OneMain.com, Inc. The net-of-tax gain was $5,921. Net income (loss) for the quarter ended March 31, 2000 was a loss of $1,225 or $0.17 per share compared to an income of $4,496 or $0.61 per share in 1999. The current year improved by $200 over 1999 if the gain in 1999 from the sale of SuperNet is excluded.

     Operating Revenues. Consolidated operating revenues for the three months ended March 31, 2000 were $17,012, up 7.0% from $15,902 for the first quarter in 1999. The primary reason for this increase was the increase in support services provided to affiliated companies.

     Telecommunications Services segment revenues increased 2.5% to $9,510 in 2000 from $9,279 in 1999. The increase was attributable to an increase of approximately 4% in the number of telephone access lines in service, increased local private network revenues and volume increases in intrastate and interstate network access revenues.

     Telephone & Data Services segment revenues decreased 13.8% to $4,193 in 2000 from $4,864 in 1999. The decrease resulted from decreased sales of telecommunication equipment and data cabling installations that were high in the first quarter of 1999 which was partially offset by a 13% increase in computer networking services from installations of software and computer hardware.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


     Wireless Services segment revenues increased 53.7% to $2,156 in 2000 from $1,403 in 1999. The increase was primarily from expansion of sales and customer support services provided to PCS ONE.

     International Communication Services segment revenues increased 193.8% to $1,046 in 2000 from $356 in 1999. The increase was primarily driven by one-time service revenues of $700 that will not be repeated in future quarters.

     Operating Expenses. Consolidated operating expenses for the three months ended March 31, 2000 were $15,461, up from $13,455 in 1999. The primary reason for the increase was the increase in support service costs that included approximately $700 of one-time costs that will not be repeated in future quarters.

     Communication service expenses include network operations, network access, and directory advertising, which increased at approximately the same rate as revenue growth. Communication service costs, including the support service cost in this category, increased 64.2% to $3,212 in 2000 from $1,956 in 1999. The increase in support service costs included in this category was mainly due to approximately $647 for support services provided to PCS ONE and $691 for European operations.

     The cost of communication products sold decreased 15.7% to $2,156 in 2000 from $2,557 in 1999. The decrease related to decreased equipment and cabling sales, which was offset by increases in computer networking installations.

     Depreciation and amortization expense increased 14.5% to $2,638 in 2000 from $2,305 in 1999. Depreciation increased $314 from continuing capital additions.

     Marketing and customer services expense increased 27.1% to $1,384 in 2000 from $1,089 in 1999. All the categories of marketing, sales, advertising, and customer service increased, with nearly half of these increases attributable to the continued development of a competitive local exchange carrier (CLEC) which commenced service in October 1999.

     General and administrative services increased 19.7% to $2,854 in 2000 from $2,384 in 1999. The increase was primarily attributable to the annual and long-term incentive plans, and other benefit accruals.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     Other Income (Expense). Other income (expense) for the three months ended March 31, 2000 was a net expense of $2,655, compared with a net income of $5,212 in the first quarter of 1999. For the quarter ended March 31, 1999, other income included a one-time gain of $8,982 from the exchange of D&E SuperNet, Inc. stock for cash and stock in OneMain.com, Inc. Equity in the net losses of affiliates decreased primarily due to decreased losses of PCS ONE. D&E's equity in PCS ONE's losses decreased from a loss of $2,465 to a loss of $1,739. Losses from the European activity were $146 lower than incurred in 1999. Future losses are expected to continue while PCS ONE and Pilicka develop their business and until completion of the sale of Pilicka, which is now in arbitration before the International Court of Arbitration at the International Chamber of Commerce.

     Interest expense decreased 16.0% to $389 in 2000 from $463 in 1999. Long-term debt repayments and increased interest expense capitalized in connection with a building expansion, accounted for the decrease in interest expense.

     Income taxes. Income taxes were $105 for the three months ended March 31, 2000, compared to $3,147 in 1999. The decrease was primarily related to the tax attributable to the gain on the sale of SuperNet stock in 1999 with no similar transaction in 2000.


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

     Cash provided from operations was $2,065. The net decrease of investments in affiliates was $9,898, primarily from the receipt of funds in January 2000 from PenneCom's sale of Monor Telephone

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


Company in Hungary late in 1999. These funds provided the source for net additions to temporary investments of $6,690 and funded capital expenditures of $3,422. Capital additions were primarily for digital electronic switching and circuit equipment, computers, and initial switching equipment for equipment purchased to provide CLEC services. Dividend payments were $684, and cash balances increased $1,158.

     At March 31, 2000, $18,416 was invested in commercial paper and other investment grade securities while $2,832 was held in liquid cash balances. The investment balance continues to include $7,000 held as collateral for a bank loan made to PenneCom. D&E also maintains available short-term lines of credit of $25,000. D&E's ratio of total debt to total debt plus capital increased to 25.2% at March 31, 2000 from 24.5% at December 31, 1999.


OTHER

     D&E Telephone files its own tariff rates with the Pennsylvania Public Utility Commission (PUC) for such services as dial tone and calling features. In compliance with state statutory law, commonly known as Chapter 30, D&E Telephone joined in a petition to the PUC in July 1998 for an alternative form of regulation. On March 30, 2000 the PUC issued a revised Order. D&E Telephone accepted the PUC Order, and will file an amended plan before July 1, 2000 to accelerate network modernization. The plan will lead to a new ratemaking process where, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.


     On April 3, 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000,

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, the Interpretation will have on D&E's financial position or results of operation.


     On March 24, 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending June 30, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, SAB 101 will have on D&E's financial position or results of operations.


     D&E has not experienced any significant year 2000 problems to date and does not expect any that would impair its operations. However, due to the complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee every problem has been found. D&E is continuing to monitor critical operation and business systems and its contingency plans in the event a problem should occur in the coming months. Management believes the changes completed will avoid any material impact on its financial condition or interruption to ongoing business activities.


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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

Item 1.  Legal Proceedings

(a)  Sale of Pilicka Telefonia S.A. to Elektrim S.A.

     In April 1999, PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides communications services in Central Europe and is owned by EuroTel, LLC (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell, subject to Polish regulatory review, its shares of Pilicka Telefonia, Sp.zo.o. (Pilicka), a Polish corporation, to Elektrim S.A. (Elektrim), another Polish corporation, for $140 million in cash and notes. Polish regulatory authorities approved the proposed purchase on July 27, 1999. However, on July 28, 1999, Elektrim issued written notice that it was repudiating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its repudiation of the agreement was justified because, among other things, PenneCom altered its normal course of business, constituting a "material adverse change." In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in repudiating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The discovery, briefing and hearing phases are complete and the final briefing phase is expected to occur in the second quarter of fiscal 2000. D&E fully expects that PenneCom will continue to vigorously pursue enforcement of the agreement and defense of the counterclaim. However, it is not possible at this time to express an opinion as to the outcome of the arbitration.


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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

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

     On December 28, 1999, the court entered an Order denying D&E's motion to dismiss, but requiring Boles to amend its third-party complaint to clarify its fraud and conspiracy causes of action. Also, on December 28, 1999, the court entered a separate Order denying Boles' motion to transfer venue. Pursuant to the court's Order, on January 19, 2000, Boles filed an amended counterclaim against EuroTel and PenneCom and an amended third-party complaint against D&E and the other two owners of EuroTel. In the amended pleading, Boles voluntarily dropped the fraud claims but continued to assert causes of action for breach of contract and conspiracy and to request declaratory relief against EuroTel, PenneCom, D&E and the other two owners of EuroTel. EuroTel and PenneCom have filed a motion to dismiss only the conspiracy counts. D&E has filed a motion to dismiss not only the conspiracy counts, but also the breach of contract and declaratory judgment counts. On April 18, 2000, the court dismissed the breach of contract and the declaratory judgment counts against D&E. The motion to dismiss the conspiracy counts was denied on the ground that additional facts need to be developed during discovery before the court can decide that issue. The facts have not been fully developed and it is not possible at this time to predict the likelihood, if any, of Boles recovering damages against D&E, PenneCom, or EuroTel.

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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

Exhibit             Identification
  No.                 of Exhibit                           Reference
 ----                 ----------                           ---------

  27           Financial Data Schedule.                Filed herewith.


(b)  Reports on Form 8-K:

     No reports on 8-K were filed during the quarter ended March 31, 2000.

                    D&E Communications, Inc. and Subsidiaries

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     D&E Communications, Inc.
                                                            (Registrant)


Date: May 12, 2000
                                           By: /s/ Anne B. Sweigart
                                               --------------------
                                                   Anne B. Sweigart
                                           President, Chairman of the Board, and
                                           Chief Executive Officer
                                             (On behalf of the Registrant)


Date: May 12, 2000
                                           By: /s/ Thomas E. Morell
                                                   ----------------
                                                   Thomas E. Morell
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                             (On behalf of the Registrant and as
                                              Principal Financial Officer)






              UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF
                                 May 12, 2000.

                   D&E Communications, Inc. and Subsidiaries


                                INDEX TO EXHIBITS

Exhibit               Identification
  No.                   of Exhibit                            Reference
  ---                   ----------                            ---------

  27              Financial Data Schedule.                 Filed herewith.