Form 10-Q
period 2000-06-30
D&E COMMUNICATIONS INC
filed 2000-08-10
CIK 1011737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       or

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

                                  PENNSYLVANIA
                         ------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)


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
                                      Yes     X      No
                                          ---------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at August 4, 2000
                  -----                            -----------------------------
Common Stock, par value $.16 per share                   7,421,281 Shares

Form 10-Q


                    D&E Communications, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item No.                                                                         Page
--------                                                                         ----

                          PART I. FINANCIAL INFORMATION
     1.  Financial Statements

                  Consolidated Statements of Operations --
                           For the three months and six months ended
                           June 30, 2000 and 1999 .....................             1

                  Consolidated Balance Sheets --
                           June 30, 2000 and December 31, 1999 ........             2

                  Consolidated Statements of Cash Flows --
                           For the six months ended
                           June 30, 2000 and 1999......................             3

                  Consolidated Statement of Comprehensive Income --
                           For the three months and six months ended
                           June 30, 2000 and 1999 .....................             4

                  Notes to Consolidated Financial Statements ..........             5

     2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................            10

     3. Quantitative and Qualitative Disclosure
                  about Market Risks ..................................            18

                           PART II. OTHER INFORMATION

     1. Legal Proceedings..............................................            19

     2. Changes in Securities and Use of Proceeds......................            20

     4. Submission of Matters to a Vote
                  of Security Holders .................................            20

     6. Exhibits and Reports on Form 8-K ..............................            21

        SIGNATURES ....................................................            23

Form 10-Q Part 1 - Financial Information

Item 1. Financial Statements


                    D&E Communications, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                  (in the thousands, except per-share amounts)
                                  (Unaudited)


                                                                         Three months ended                   Six Months Ended
                                                                               June 30                             June 30
                                                                     --------------------------          --------------------------
OPERATING REVENUE                                                      2000              1999              2000              1999
                                                                     --------          --------          --------          --------
    Communication service revenues .........................         $ 13,684          $ 12,600          $ 27,492          $ 24,753
    Communication products sold ............................            2,777             2,781             5,649             6,233
    Other ..................................................              351               350               683               647
                                                                     --------          --------          --------          --------

       Total Operating Revenues ............................           16,812            15,731            33,824            31,633
                                                                     --------          --------          --------          --------

OPERATING EXPENSE

    Communication service expenses (exclusive of
       depreciation and amortization below) ................            5,866             5,139            12,295            10,261
    Cost of communication products sold ....................            2,020             2,058             4,176             4,614
    Depreciation and amortization ..........................            2,746             2,356             5,384             4,661
    Marketing and customer services ........................            1,692             1,244             3,076             2,332
    General and administrative services ....................            2,739             2,756             5,593             5,140
                                                                     --------          --------          --------          --------

       Total Operating Expenses ............................           15,063            13,553            30,524            27,008
                                                                     --------          --------          --------          --------

            Operating Income ...............................            1,749             2,178             3,300             4,625
                                                                     --------          --------          --------          --------

OTHER INCOME (EXPENSE)

    Allowance for funds used during construction ...........               13                 9                24                14
    Equity in net losses of affiliates .....................           (3,806)           (2,758)           (6,564)           (6,369)
    Interest expense .......................................             (435)             (461)             (824)             (924)
    Gain (loss) on investments .............................           (2,965)             --              (2,965)            8,982
    Other, net .............................................              480               413               961               712
                                                                     --------          --------          --------          --------

       Total Other Income (Expense) ........................           (6,713)           (2,797)           (9,368)            2,415
                                                                     --------          --------          --------          --------
            Income (loss) before income taxes and
               dividends on utility preferred stock ........           (4,964)             (619)           (6,068)            7,040

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

    Income taxes ...........................................           (1,054)              145              (949)            3,291
    Dividends on utility preferred stock ...................               17                16                33                33
                                                                     --------          --------          --------          --------

       Total Income taxes and dividends
          on utility preferred stock .......................           (1,037)              161              (916)            3,324
                                                                     --------          --------          --------          --------
NET INCOME (LOSS) ..........................................         $ (3,927)         $   (780)         $ (5,152)         $  3,716
                                                                     ========          ========          ========          ========

    Average common shares outstanding ......................            7,358             7,392             7,348             7,407

BASIC AND DILUTED EARNINGS (LOSS)
    PER COMMON SHARE
        Net income (loss) per common share .................         $  (0.53)         $.(0.11)          $  (0.70)         $   0.50
                                                                     ========          ========          ========          ========

    Dividends per common share .............................         $   0.10          $   0.10          $   0.20          $   0.19
                                                                     ========          ========          ========          ========

                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                                             June 30,
                                                                               2000      December 31,
                               ASSETS                                       (Unaudited)      1999
                                                                            -----------  -----------
CURRENT ASSETS
       Cash and cash equivalents .........................................   $   7,027    $   1,674
       Temporary investments, including $7,000 and $0 restricted .........      16,392       11,726
       Accounts receivable ...............................................       8,543        7,787
       Accounts receivable - affiliated companies ........................       6,071        5,152
       Inventories, lower of cost or market, at average cost .............       1,369        1,302
       Prepaid expenses ..................................................       3,561        1,088
       Other .............................................................         333          310
                                                                             ---------    ---------
          TOTAL CURRENT ASSETS ...........................................      43,296       29,039
                                                                             ---------    ---------
INVESTMENTS
       Investments and advances in affiliated companies ..................        --         11,994
       Investments available-for-sale ....................................       8,113        6,371
                                                                             ---------    ---------
                                                                                 8,113       18,365
                                                                             ---------    ---------
PROPERTY, PLANT AND EQUIPMENT
       In service ........................................................     137,889      131,753
       Under construction ................................................       4,315        4,092
                                                                             ---------    ---------
                                                                               142,204      135,845
       Less accumulated depreciation .....................................      74,069       69,949
                                                                             ---------    ---------
                                                                                68,135       65,896
                                                                             ---------    ---------

OTHER ASSETS .............................................................       3,466        1,354
                                                                             ---------    ---------

       TOTAL ASSETS ......................................................   $ 123,010    $ 114,654
                                                                             =========    =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Long-term debt maturing within one year ...........................   $   1,033    $   1,007
       Accounts payable and accrued liabilities ..........................      10,729        9,662
       Accrued taxes .....................................................         262          324
       Accrued interest and dividends ....................................         442          439
       Advance billings, customer deposits and other .....................       3,076        1,224
                                                                             ---------    ---------
          TOTAL CURRENT LIABILITIES ......................................      15,542       12,656
                                                                             ---------    ---------
LONG-TERM DEBT ...........................................................      21,590       21,582
                                                                             ---------    ---------
OTHER LIABILITIES
       Equity in net losses of affiliates in excess of
           investments and advances ......................................       7,960         --
       Deferred income taxes .............................................      10,227        9,785
       Other .............................................................       1,156          861
                                                                             ---------    ---------
                                                                                19,343       10,646
                                                                             ---------    ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
         par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares,
         outstanding  14,456 shares ......................................       1,446        1,446
                                                                             ---------    ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000 ........       1,201        1,194
         Outstanding shares: 7,340,531 at June 30, 2000
                             7,339,362 at December 31, 1999
       Additional paid-in capital ........................................      37,841       37,026
       Unrealized gain (loss) on investments .............................       2,371         (539)
       Unearned ESOP Compensation ........................................        (153)        (153)
       Retained earnings .................................................      26,664       33,281
       Treasury stock at cost, 163,808 shares at June 30, 2000
                  146,112 shares at December 31, 1999 ....................      (2,835)      (2,485)
                                                                             ---------    ---------
                                                                                65,089       68,324
                                                                             ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................   $ 123,010    $ 114,654
                                                                             =========    =========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30
                                                                                  2000           1999
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES .....................................      $  8,491       $  6,694
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures, net of proceeds from sales and removal costs        (7,379)        (4,518)
        Acquisition of business, net of cash acquired of $18 .............        (2,077)          --
        Proceeds from sale of temporary investments ......................        36,626         17,758
        Purchase of temporary investments ................................       (41,292)       (20,577)
        Proceeds from sale of investment in affiliated company ...........          --            2,420
        Increase in investments and advances to affiliates ...............       (17,548)       (14,008)
        Decrease in investments and repayments from affiliates ...........        30,110          9,804
                                                                                --------       --------

                    Net Cash Used In Investing Activities ................        (1,560)        (9,121)
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends on common stock ........................................        (1,370)        (1,345)
        Payments on long-term debt .......................................            (5)          --
        Proceeds from issuance of common stock ...........................           146            155
        Purchase of treasury stock .......................................          (349)          (861)
                                                                                --------       --------

                    Net Cash Used In Financing Activities ................        (1,578)        (2,051)
                                                                                --------       --------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ................................................         5,353         (4,478)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD .................................................         1,674          7,192
                                                                                --------       --------

     END OF PERIOD .......................................................      $  7,027       $  2,714
                                                                                ========       ========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                  (Unaudited)


                                                                          Three months ended                  Six months ended
                                                                                June 30                            June 30
                                                                       -------------------------           -----------------------
                                                                        2000              1999              2000            1999
                                                                       -------           -------           -------         -------
Net income (loss) ...........................................          $(3,927)          $  (780)          $(5,152)        $ 3,716

Other comprehensive income:
  Unrealized gain(loss) on investments, net of
    taxes of $50, ($1,329), $792 and $171 ...................               71            (2,581)              953             332
  Reclassification adjustment for losses
    included in net income, net of taxes of $1,008 ..........            1,957              --               1,957            --
                                                                       -------           -------           -------         -------

Total comprehensive income (loss) ...........................          $(1,899)          $(3,361)          $(2,242)        $ 4,048
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


(2)  INVESTMENTS AVAILABLE-FOR-SALE

          The decline in market value of OneMain.com, Inc. shares was determined to be "other than temporary" when an offer was received in June, 2000 to purchase the company. A reduction in the original value recorded for the shares was recognized as loss of $2,965 in other expense.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(3)  EQUITY INVESTMENTS IN AFFILIATED COMPANIES

          (a)  PCS ONE

          D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) that was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of operations of PCS ONE were as follows:

                         Three months ended           Six months ended
                              June 30                      June 30
                        -------------------------------------------------
                         2000         1999           2000           1999
                        ------       ------        -------         ------

     Net sales ......   $7,684       $4,000        $14,824         $7,157
     Net loss .......  ($4,130)     ($4,357)       ($7,584)       ($9,385)
     D&E's share
     of loss.........  ($2,065)     ($2,179)       ($3,792)       ($4,693)


     (b)  EuroTel

          As previously reported, D&E holds a one-third ownership interest in EuroTel L.L.C. (EuroTel), a domestic corporation which owns 100% of PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides local exchange telephone and data transmission services in Central Europe. On April 12, 1999, D&E announced that PenneCom had signed a definitive agreement to sell the shares of its Polish operations (Pilicka Telefonia, Sp.zo.o.) to Elektrim S.A. (Elektrim) for $140,000 in cash and notes during 1999 and that the sale was subject to, among other things, Polish regulatory review. It was projected that after payment of outstanding debt and other expenses, the sale would generate approximately $80,000 of net cash to PenneCom. On July 27, 1999, Polish regulatory authorities approved the proposed share purchase. However, on July 28, 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement and on August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. Arbitration proceedings are underway at the date of this filing. See Item 1(a) of Part II of this Report.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(4)  RECENT ACCOUNTING PRONOUNCEMENTS

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

          In July 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, SAB 101 will have on D&E's financial position or results of operations.


(5)  ACQUISITION

          On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider for $2,400 in a combination of cash and 26,220 shares of common stock. All such shares are unregistered but have certain registration rights. A contingent purchase price agreement provides for payments up to $600 dependent on meeting certain future earnings goals. The acquisition was accounted for under the purchase method of accounting. The proforma results of CompuSpirit, Inc. are not significant to the consolidated results of operations or financial condition.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(6)  SUBSEQUENT EVENTS

          On August 1, 2000, D&E acquired all of the outstanding shares of Alternate Solutions, Inc.(ASI), a computer network service provider for $5,500 in a combination of cash and D&E Common Shares. The transaction will be accounted for under the purchase method of accounting. The agreement includes a provision for an additional payment up to $1,500 to ASI contingent on meeting certain future events and earnings goals. ASI's results of operations would not have made a material change in D&E's first half of 2000 earnings if such results had been included from the beginning of the year.



(7)  CONTINGENCIES


          D&E became party to a $40,000 loan agreement from a domestic bank to PenneCom in December 1999. D&E, along with the other two investors in EuroTel, each pledged $7,000 of investments as collateral for security on the loan. Management anticipates the loan, which was used primarily to refinance higher interest debt, will be repaid in conjunction with the sale of Pilicka.

          See Item 1. of Part II of this Report for discussion of related legal proceedings.


          On May 17, 2000, PCS ONE entered into a financing agreement with a bank to provide a $70,000 credit facility. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital plus certain additional allowable deposit and license acquisition costs at a level of 66.7% of the funds borrowed. On June 30,2000, the partners had an allowable capital contribution of $41,048 making $61,578 of the facility available. Approximately $40,000 of the proceeds were used to repay a vendor loan agreement under which D&E was jointly and severally liable to contribute up to a total of $50,000 equity to PCS ONE in the event that PCS ONE was unable to meet its obligations as they came due.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(8)  BUSINESS SEGMENT DATA

          Financial results for D&E's four primary operating segments are as follows:

                                                                   Three months ended              Six months ended
                                                                        June 30                         June 30
                                                                -----------------------          ---------------------
                                                                  2000           1999              2000         1999
                                                                --------        -------          -------       -------
     External Revenues
            Telecommunication Services............              $  9,779        $ 9,764          $19,289       $19,043
            Telephone & Data Services.............                 4,679          4,086            8,872         8,950
            Wireless Services.....................                 2,007          1,462            4,163         2,865
            International Communication Services..                   165            419            1,211           775
            Corporate, Other and Eliminations.....                   182              -              289             -
                                                                --------        -------          -------       -------
               Total Company..................                  $ 16,812        $15,731          $33,824       $31,633
                                                                ========        =======          =======       =======

        Intersegment Revenues

            Telecommunication Services............              $    497        $   366          $   911       $   716
            Telephone & Data Services.............                   161            109              283           197
            Corporate, Other and Eliminations.....                  (658)          (475)          (1,194)         (913)
                                                                --------        -------          -------       -------
               Total Company......................              $      -        $     -          $     -       $     -
                                                                ========        =======          =======       =======

        Net Income (Loss)

            Telecommunication Services............              $  1,136        $ 1,265          $ 2,128       $ 2,530
            Telephone & Data Services.............                     7            (21)              (8)           94
            Wireless Services.....................                (1,401)        (1,443)          (2,531)       (3,113)
            International Communication Services..                (1,574)          (856)          (2,638)       (2,143)
            Corporate, Other and Eliminations.....                (2,095)           275           (2,103)        6,348
                                                                --------        -------          -------       -------
               Total Company......................              $ (3,927)       $  (780)         $(5,152)      $ 3,716
                                                                ========        =======          =======       =======

                                                                June 30,      December 31,
        Assets                                                    2000            1999
                                                                --------      ------------
            Telecommunication Services............              $109,701        $100,029
            Telephone & Data Services.............                10,029           6,942
            Wireless Services.....................                 5,991           3,693
            International Communication Services..                 3,109          15,341
            Corporate, Other and Eliminations.....                (5,820)        (11,351)
                                                                --------        --------
               Total Company......................              $123,010        $114,654
                                                                ========        ========

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 1. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

          Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 1999 have been reclassified for comparative purposes.

     RESULTS OF OPERATIONS

          Summary. Operating revenues increased 6.9% for the three months June 30, 2000 compared with the same period of 1999. The increase was primarily from increased support services to affiliated companies. Operating profits as a percentage of revenue decreased to 10.4% for the second quarter of 2000 compared to 13.8% for the second quarter of 1999. Because support service revenue is recorded at the cost to provide the service, an increase in support service revenue will result in a decrease in gross profit margin.

          Net income (loss) for the six months ended June 30, 2000 was a loss of $5,152 or $0.70 per share compared to income of $3,716 or $0.50 per share in 1999. The six months ended June 30, 1999, included a gain of $8,982 from the exchange of D&E SuperNet, Inc. (SuperNet) stock for cash and stock in OneMain.com, Inc. (OneMain). The net-of-tax gain was $5,921. For the six months ended June 30, 2000, other expense included $2,965 recognized as an "other than temporary" decrease in the market value of OneMain. The net-of-tax loss from that adjustment was $1,957. Excluding the gain in 1999 and the loss in 2000 from the sale of SuperNet/OneMain share valuation, earnings per share was a loss of $0.43 in 2000 versus a loss of $0.30 in 1999.


     Three months ended June 30, 2000 compared to the three months ended June 30, 1999


     Operating Revenues. Consolidated operating revenues for the three months ended June 30, 2000 were $16,812, up 6.9% from $15,731 for the second quarter in 1999. The primary reason for this increase was the increase in support services provided to affiliated companies and the acquisition of CompuSpirit, Inc. (CSI) on April 28, 2000.

          Telecommunications Services segment revenues increased 0.2% to $9,779 in 2000 from $9,764 in 1999. The increase was attributable to an increase of approximately 4% in the number of telephone access lines in service and increased local private network revenues.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 1. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

          Telephone & Data Services segment revenues increased 14.5% to $4,679 in 2000 from $4,086 in 1999. The increase resulted approximately $600 from sales of CSI, which was acquired in April 2000. Telecommunication equipment and data cabling installations increased $217 during the second quarter of 2000 compared to the same period in 1999 while computer networking services from installations of software and computer hardware declined $291.

          Wireless Services segment revenues increased 37.3% to $2,007 in 2000 from $1,462 in 1999. The increase was primarily from expansion of sales and customer support services provided to PCS ONE.

          International Communication Services segment revenues decreased 60.6% to $165 in 2000 from $419 in 1999 primarily as a result of the sale of Monor Telephone Company (MTT) in December 1999.

          Operating Expenses. Consolidated operating expenses for the three months ended June 30, 2000 were $15,063, up from $13,553 in 1999. The reasons for the increase included higher support service costs for affiliates, expenses related to CSI which was acquired during the second quarter 2000, and increased marketing and customer services expenditures.

          Communication service expenses include network operations, network access, directory advertising, and support services costs. Communication service cost in this category, increased 21.1% to $2,458 in 2000 from $2,030 in 1999. An increase in support service costs was partially due to approximately $453 for support services provided to PCS ONE with decreases of $255 for European operations and $144 for OneMain. In addition, these costs increased $366 as a result of the CSI acquisition. Network operations expenses increased 18.3%, partially resulting from the extension of competitive local exchange carrier (CLEC) services and expenses related to the development of new product services.

          The cost of communication products sold decreased 1.8% to $2,020 in 2000 from $2,058 in 1999. The decrease related to decreased equipment and cabling sales and decreases in computer networking installations.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 1. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

          Depreciation and amortization expense increased 16.6% to $2,746 in 2000 from $2,356 in 1999. Depreciation increased $390 primarily as a result of continuing capital additions.

          Marketing and customer services expense increased 36.0% to $1,692 in 2000 from $1,244 in 1999. All the categories of marketing, sales, advertising, and customer service increased, with a large portion of these increases attributable to the continued development of CLEC services since October 1999.

          General and administrative services decreased to $2,739 in 2000 from $2,756 in 1999. The decrease was primarily attributable to the timing of accruals for the pension and long-term incentive plans.

          Other Income (Expense). Other income (expense) for the three months ended June 30, 2000 was a net expense of $6,713, compared with a net expense of $2,797 in the second quarter of 1999. For the quarter ended June 30, 2000, other expense included $2,965 recognized as an "other than temporary" decrease in the market value of OneMain. Equity in the net losses of affiliates increased $1,048, primarily from $1,015 in increased European activity losses and $33 of increased losses of PCS ONE. The loss from European activity includes a legal settlement. See Part II Item 1 (b) Legal Proceedings. Future losses are expected to continue while PCS ONE and Pilicka develop their business and until completion of the sale of Pilicka, which is now in arbitration before the International Court of Arbitration at the International Chamber of Commerce.

          Interest expense decreased 5.6% to $435 in 2000 from $461 in 1999. Long-term debt repayments and increased interest expense capitalized in connection with a building expansion accounted for the decrease in interest expense.

          Income taxes. Income taxes were a benefit of $1,054 for the three months ended June 30, 2000, compared to $145 in 1999. The change was primarily related to the other than temporary decline in OneMain market value of $2,965 with a tax effect of $1,008.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 1. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


          Six months ended June 30, 2000 compared to the six months ended June 30, 1999


          Operating Revenues. Consolidated operating revenues for the six months ended June 30, 2000 were $33,824, up 6.9% from $31,633 for the first half of 1999. The primary reason for this increase was the increase in support services provided to affiliated companies and the acquisition of CSI on April 28, 2000.

          Telecommunications Services segment revenues increased 1.3% to $19,289 in the first half of 2000 from $19,043 in 1999. The increase was attributable to an increase of approximately 4% in the number of telephone access lines in service, increased local private network revenues and volume increases in intrastate and interstate network access revenues.

          Telephone & Data Services segment revenues decreased 0.9% to $8,872 in the first half of 2000 from $8,950 in 1999. The decrease resulted from decreased sales of telecommunication equipment and data cabling installations and from a 5% decrease in computer networking services from installations of software and computer hardware. These decreases were offset by approximately $600 of revenue from CSI which was acquired in April 2000.

          Wireless Services segment revenues increased 45.3% to $4,163 in the first half of 2000 from $2,865 in 1999. The increase was primarily from expansion of sales and customer support services provided to PCS ONE.

          International Communication Services segment revenues increased 56.2% to $1,211 in the first half of 2000 from $775 in 1999. The increase was partially the result of one-time service revenues of $700 early in 2000 which was not repeated in the second quarter and is not anticipated in future quarters.

          Operating Expenses. Consolidated operating expenses for the six months ended June 30, 2000 were $30,524, up from $27,008 in 1999. The reasons for the increase included higher support service costs for affiliates, expenses related to CSI which was acquired during the second quarter 2000, and increased marketing and customer services expenditures.

          Communication service expenses include network operations, network access, directory advertising, and communication service costs.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 1. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     Communication service cost in this category increased 42.2% to $5,670 in 2000 from $3,988 in 1999. An increase of $1,311 in support service costs was primarily due to $1,104 for support services provided to PCS ONE, $435 for European operations and a decrease for OneMain of $228. Increased costs of $366 were attributable to the acquisition of CSI. Network operations expenses increased 16.9% partially resulting from the expansion of CLEC services and expenses related to the development of new product services.

          The cost of communication products sold decreased 9.5% to $4,176 in the first half of 2000 from $4,614 in 1999. The decrease related to decreased equipment and cabling sales, which were partially offset by an increase in computer networking installation costs.

          Depreciation and amortization expense increased 15.5% to $5,384 in the first half of 2000 from $4,661 in 1999. Depreciation increased $723 primarily as a result of continuing capital additions.

          Marketing and customer services expense increased 31.9% to $3,076 in the first half of 2000 from $2,332 in 1999. All the categories of marketing, sales, advertising, and customer service increased, with a large portion of these increases attributable to the continued development of CLEC services since October 1999.

          General and administrative services increased 8.8% to $5,593 in the first half of 2000 from $5,140 in 1999. The increase was primarily attributable to the short-term and long-term incentive plans and increased information systems expenses.

          Other Income (Expense). Other income (expense) for the six months ended June 30, 2000 was a net expense of $9,368, compared with a net income of $2,415 in the first half of 1999. The 1999 amount included a one-time gain of $8,982 from the exchange of D&E SuperNet, Inc. stock for cash and stock in OneMain.com, Inc. The six months ended June 30, 2000 included a loss of $2,965 from recognition of an "other than temporary" decline in the market value of the OneMain shares. Equity in the net losses of affiliates were $195 greater primarily due to increased losses from European activity. D&E's equity in PCS ONE's losses decreased from a loss of $4,681 in 1999 to a loss of $3,987 in 2000. Losses from the European activity increased from a loss of $1,708 to a loss of $2,577 in 2000. Equity in the income of SuperNet decreased by $20 as a result of the sale to OneMain in 1999.

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

          Interest expense decreased 10.8% to $824 in the first half of 2000 from $924 in 1999. Long-term debt repayments and increased interest expense capitalized in connection with a building expansion accounted for the decrease in interest expense.

          Income taxes. Income taxes were a benefit of $949 for the six months ended June 30, 2000, compared to an expense of $3,291 in 1999. The change was primarily from taxes of $3,061 accrued in 1999 related to the gain on the SuperNet stock exchange and the benefit of $1,008 tax reduction attributable to the loss recognized for the decrease in market value of the OneMain shares in 2000.

     FINANCIAL CONDITION

          Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the existing local exchange network and business development activities. D&E expects that foreseeable capital requirements for its existing businesses will be financed primarily through internally generated funds, use of its existing cash or temporary investments, and additional debt. Additional short or long-term debt or equity financing may be needed to fund growth of new business development activities and to enhance D&E's capital structure.

          Cash provided from operations was $8,491. The net decrease of investments in affiliates was $12,562, primarily from the receipt of funds in January 2000 from PenneCom's sale of Monor Telephone Company in Hungary late in 1999. These funds provided the source for net additions to temporary investments of $4,666 and funded capital expenditures of $7,403. Capital additions were primarily for digital electronic switching and circuit equipment, computers, and initial switching equipment purchased to provide CLEC services. Dividend payments were $1,370, and cash balances increased $1,674.

          At June 30, 2000, $16,392 was invested in commercial paper and other investment grade securities while $7,027 was held in liquid

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 1. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


     cash balances. The investment balance continues to include $7,000 held as collateral for a bank loan made to PenneCom. D&E also maintains available short-term lines of credit of $25,000. D&E's ratio of total debt to total debt plus capital increased to 25.4% at June 30, 2000 from 24.5% at December 31, 1999.

     OTHER

          D&E Telephone files its own tariff rates with the Pennsylvania Public Utility Commission (PUC) for such services as dial tone and calling features. In compliance with state statutory law, commonly known as Chapter 30, D&E Telephone joined in a petition to the PUC in July 1998 for an alternative form of regulation. On March 30, 2000 the PUC issued a revised Order. D&E Telephone accepted the PUC Order, and filed an amended plan before July 1, 2000 to accelerate network modernization. Subject to final regulatory approval, the plan will lead to a new ratemaking process where, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

          On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider for $2,400 in a combination of cash and 26,220 shares of common stock. All such shares are unregistered but have certain registration rights. A contingent purchase price agreement provides for payments up to $600 dependent on meeting certain future earnings goals. The acquisition was accounted for under the purchase method of accounting. The proforma results of CompuSpirit, Inc. are not significant to the consolidated results of operations or financial condition.

          On May 17, 2000, PCS ONE entered into a financing agreement with a bank to provide a $70,000 credit facility. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital plus certain additional allowable deposit and license acquisition costs at a level of 66.7% of the funds borrowed. On June 30, 2000, the partners had an allowable capital contribution of $41,048 making $61,578 of the facility available. Approximately $40,000 of the proceeds were used to repay a vendor loan agreement under which D&E was jointly and severally liable to contribute up to a total of $50,000 equity to PCS ONE in the

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 1. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     event that PCS ONE was unable to meet its obligations as they came due.


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

          In July, 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, SAB 101 will have on D&E's financial position or results of operations.

     FORWARD-LOOKING STATEMENTS

          This quarterly report contains certain forward-looking statements as to the future performance of D&E and its various domestic and international joint venture investments. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

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

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

Item 1.  Legal Proceedings

     (a)  Sale of Pilicka Telefonia S.A. to Elektrim S.A.

          In April 1999, PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides communications services in Central Europe and is owned by EuroTel, LLC (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell, subject to Polish regulatory review, its shares of Pilicka Telefonia, Sp.zo.o. (Pilicka), a Polish corporation, to Elektrim S.A. (Elektrim), another Polish corporation, for $140 million in cash and notes. Polish regulatory authorities approved the proposed purchase on July 27, 1999. However, on July 28, 1999, Elektrim issued written notice that it was repudiating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its repudiation of the agreement was justified because, among other things, PenneCom altered its normal course of business, constituting a "material adverse change." In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in repudiating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The discovery, briefing and hearing phases are complete and a decision is expected to occur in the third quarter of fiscal 2000. It is not possible at this time to express an opinion as to the outcome of the arbitration.

     (b) Boles Litigation

          On March 26, 1999, representatives of PenneCom informed a representative of Boles Knop L.L.C. (Boles) that PenneCom had accepted an unsolicited offer from Elektrim to purchase 100% of the shares of Pilicka. See Item 1(a) above. Later on March 26, 1999, Boles delivered a letter asserting that it was due a substantial fee in connection with such transaction under PenneCom's investment banking agreement with Boles. PenneCom disputed these assertions by Boles, and following discussions among the parties, EuroTel and PenneCom commenced an action in May 1999, in the United States District Court for Nebraska against Boles to resolve the dispute. On June 7, 1999, Boles filed a counterclaim against EuroTel and PenneCom and a third-party

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


     complaint and issued service of process upon D&E and the other two owners of EuroTel.

          On May 26, 2000, a settlement agreement was signed resolving all claims relating to the dispute. Pursuant to the agreement, PenneCom made a payment of $1,250 to Boles on June 5, 2000. The parties to the settlement agreement agreed, among other things, that the payment was not an admission that any claims of Boles had merit and acknowledged that the parties desired to avoid the expense and uncertainties of discovery and a trial.

          D&E is involved in other various legal proceedings arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on D&E's consolidated financial condition or results of operations.


     Item 2. Changes in Securities and Use of Proceeds

          On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider for $2,400 in cash and stock. In connection with the acquisition, D&E issued 26,220 shares of common stock to the shareholder of CompuSpirit, Inc. This transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4 (2) or Regulation D promulgated thereunder, including Rule 506 of Regulation D. The shareholder of CompuSpirit, Inc. is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. The purchaser represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the securities issued in such transaction.

     Item 4. Submission of Matters to a Vote of Security Holders

     (a) Date of Meeting. The Annual Meeting of Shareholders was held on April 27, 2000.

     (c) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the three matters voted upon at the 2000 Annual Meeting were as follows:

               (1) Election of the following directors to hold office for a three year term to expire in 2003.

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

           Director                    For                     Withheld
     ---------------------          ---------                  --------
     Mr. Thomas H. Bamford          6,365,910                    3,354
     Mr. Ronald E. Frisbie          6,368,786                    1,201
     Mr. Robert M. Lauman           6,362,465                   13,589
     Mr. D. Mark Thomas             6,364,735                    3,392

               (2) Approval of the D&E Communications, Inc. 2000 Employee Stock Purchase Plan.

                  In Favor                  Against                    Abstain
                  --------                  -------                    -------
                  6,340,165                  22,337                     17,515

               (3) Ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants in 2000.

                  In Favor                  Against                    Abstain
                  --------                  -------                    -------
                  6,358,985                  3,392                      17,640

          The terms of Paul B. Brubaker, Robert A. Kinsley, Steven B. Silverman, Anne B. Sweigart, John Amos, G. William Ruhl, and W. Garth Sprecher continued after the Annual Meeting.


     Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits:

Exhibit                      Identification
  No.                          of Exhibit                      Reference
-------                      --------------                    ---------
  27                    Financial Data Schedule.             Filed herewith.


     (b)  Reports on Form 8-K:

          One current report on Form 8-K dated June 9, 2000, was filed during the quarter ended June 30, 2000. The report disclosed the settlement of a dispute between Boles Knop & Company, L.L.C. and PenneCom, and several other parties affiliated with PenneCom, regarding fees due under the terms of an investment banking agreement with Boles. On May 26, 2000, a settlement agreement was signed resolving all claims relating to the dispute. Pursuant to the agreement, PenneCom made a payment of $1,250 to Boles on June 5, 2000. The parties to the settlement agreement agreed, among

Form 10-Q
                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


     other things, that the payment was not an admission that any claims of Boles had merit, and acknowledged that the parties desired to avoid the expense and uncertainties of discovery and a trial.

                    D&E Communications, Inc. and Subsidiaries

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  D&E Communications, Inc.
                                                        (Registrant)


Date: August 10, 2000
                                        By: /s/  Anne B. Sweigart
                                            --------------------------------
                                                 Anne B. Sweigart
                                        President, Chairman of the Board, and
                                        Chief Executive Officer
                                           (On behalf of the Registrant)


Date: August 10, 2000
                                        By: /s/  Thomas E. Morell
                                            -------------------------------
                                                 Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                           (On behalf of the Registrant and as
                                            Principal Financial Officer)

                    D&E Communications, Inc. and Subsidiaries

                                INDEX TO EXHIBITS

Exhibit                         Identification
  No.                             of Exhibit                       Reference
-------                         --------------                     ---------

  27                       Financial Data Schedule.              Filed herewith.