Form 10-Q
period 2000-09-30
D&E COMMUNICATIONS INC
filed 2000-11-09
CIK 1011737

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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

                                      Yes     X      No
                                          ---------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at November 3, 2000
                 -----                       -------------------------------
Common Stock, par value $.16 per share              7,385,737  Shares

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                          PART I. FINANCIAL INFORMATION

   1. Financial Statements

            Consolidated Statements of Operations --
                  For the three months and nine months ended
                  September 30, 2000 and 1999 .....................            1

            Consolidated Balance Sheets --
                  September 30, 2000 and December 31, 1999 ........            2

            Consolidated Statements of Cash Flows --
                  For the nine months ended
                  September 30, 2000 and 1999......................            3

            Consolidated Statement of Comprehensive Income --
                  For the three months and nine months ended
                  September 30, 2000 and 1999 .....................            4

            Notes to Consolidated Financial Statements ............            5

   2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................           10

   3. Quantitative and Qualitative Disclosure
            about Market Risks ....................................           19

                           PART II. OTHER INFORMATION

   1. Legal Proceedings............................................           20

   2. Changes in Securities and Use of Proceeds....................           21

   6. Exhibits and Reports on Form 8-K ............................           21

      SIGNATURES ..................................................           22

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                 D & E Communications, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                   (in thousands, except per-share amounts)
                                 (Unaudited)


                                                                Three months ended           Nine Months Ended
                                                                   September 30                 September 30
OPERATING REVENUE                                              2000           1999           2000           1999
                                                             --------       --------       --------       --------
    Communication service revenues ....................      $ 15,603       $ 12,691       $ 43,095       $ 37,444
    Communication products sold .......................         3,073          2,854          8,722          9,087
    Other .............................................           361            317          1,044            964
                                                             --------       --------       --------       --------
       Total Operating Revenues .......................        19,037         15,862         52,861         47,495
                                                             --------       --------       --------       --------

OPERATING EXPENSE

    Communication service expenses (exclusive of
       depreciation and amortization below) ...........         7,154          5,328         19,449         15,589
    Cost of communication products sold ...............         2,330          2,021          6,506          6,635
    Depreciation and amortization .....................         3,159          2,530          8,543          7,191
    Marketing and customer services ...................         1,781          1,260          4,857          3,592
    General and administrative services ...............         3,524          2,458          9,117          7,598
                                                             --------       --------       --------       --------
       Total Operating Expenses .......................        17,948         13,597         48,472         40,605
                                                             --------       --------       --------       --------
            Operating Income ..........................         1,089          2,265          4,389          6,890
                                                             --------       --------       --------       --------

OTHER INCOME (EXPENSE)

    Allowance for funds used during construction ......            96             11            120             25
    Equity in net losses of affiliates ................        (3,616)        (3,506)       (10,180)        (9,875)
    Interest expense ..................................          (421)          (459)        (1,245)        (1,383)
    Gain (loss) on investments ........................          (413)            --         (3,378)         8,982
    Other, net ........................................           439            349          1,400          1,061
                                                             --------       --------       --------       --------
       Total Other Income (Expense) ...................        (3,915)        (3,605)       (13,283)        (1,190)
                                                             --------       --------       --------       --------

            Income (loss) before income taxes and
               dividends on utility preferred stock ...        (2,826)        (1,340)        (8,894)         5,700

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

    Income taxes ......................................          (410)           159         (1,359)         3,450
    Dividends on utility preferred stock ..............            16             16             49             49
                                                             --------       --------       --------       --------

       Total Income taxes and dividends
          on utility preferred stock ..................          (394)           175         (1,310)         3,499
                                                             --------       --------       --------       --------
NET INCOME (LOSS) .....................................      $ (2,432)      $ (1,515)      $ (7,584)      $  2,201
                                                             ========       ========       ========       ========
    Average common shares outstanding .................         7,398          7,381          7,365          7,398

BASIC AND DILUTED EARNINGS (LOSS)
    PER COMMON SHARE
        Net income (loss) per common share ............      $  (0.33)      $  (0.21)      $  (1.03)      $   0.30
                                                             ========       ========       ========       ========
    Dividends per common share ........................      $   0.13       $   0.10       $   0.33       $   0.29
                                                             ========       ========       ========       ========


                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                                         September 30,
                                                                              2000       December 31,
                                ASSETS                                    (Unaudited)        1999
CURRENT ASSETS
     Cash and cash equivalents ......................................      $   5,331       $   1,674
     Temporary investments, including $8,667 and $0 restricted ......         10,926          11,726
     Accounts receivable ............................................         13,920           7,787
     Accounts receivable - affiliated companies .....................          5,913           5,152
     Inventories, lower of cost or market, at average cost ..........          1,835           1,302
     Prepaid expenses ...............................................          1,802           1,088
     Other ..........................................................            278             310
                                                                           ---------       ---------
        TOTAL CURRENT ASSETS ........................................         40,005          29,039
                                                                           ---------       ---------
INVESTMENTS

     Investments and advances in affiliated companies ...............             --          11,994
     Investments available-for-sale .................................          3,417           6,371
                                                                           ---------       ---------
                                                                               3,417          18,365
                                                                           ---------       ---------
PROPERTY, PLANT AND EQUIPMENT
     In service .....................................................        143,074         131,753
     Under construction .............................................          4,000           4,092
                                                                           ---------       ---------
                                                                             147,074         135,845
     Less accumulated depreciation ..................................         77,109          69,949
                                                                           ---------       ---------
                                                                              69,965          65,896
                                                                           ---------       ---------

OTHER ASSETS ........................................................          7,439           1,354
                                                                           ---------       ---------

     TOTAL ASSETS ...................................................      $ 120,826       $ 114,654
                                                                           =========       =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Long-term debt maturing within one year ........................      $   1,029       $   1,007
     Accounts payable and accrued liabilities .......................         11,758           9,662
     Accrued taxes ..................................................            497             324
     Accrued interest and dividends .................................            568             439
     Advance billings, customer deposits and other ..................          3,321           1,224
                                                                           ---------       ---------
        TOTAL CURRENT LIABILITIES ...................................         17,173          12,656
                                                                           ---------       ---------
LONG-TERM DEBT ......................................................         21,824          21,582
                                                                           ---------       ---------
OTHER LIABILITIES
     Equity in net losses of affiliates in excess of
         investments and advances ...................................         10,610              --
     Deferred income taxes ..........................................          7,487           9,785
     Other ..........................................................          1,294             861
                                                                           ---------       ---------
                                                                              19,391          10,646
                                                                           ---------       ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
       par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares,
       outstanding  14,456 shares ...................................          1,446           1,446
                                                                           ---------       ---------
COMMITMENTS

SHAREHOLDERS' EQUITY
     Common stock, par value $.16, authorized shares 30,000,000 .....          1,213           1,194
       Outstanding shares: 7,393,103 at September 30, 2000
                           7,339,362 at December 31, 1999
     Additional paid-in capital .....................................         39,234          37,026
     Unrealized gain (loss) on investments ..........................          1,035            (539)
     Unearned ESOP Compensation .....................................           (153)           (153)
     Retained earnings ..............................................         23,307          33,281
     Treasury stock at cost, 208,813 shares at September 30, 2000
                146,112 shares at December 31, 1999 .................         (3,644)         (2,485)
                                                                           ---------       ---------
                                                                              60,992          68,324
                                                                           ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................      $ 120,826       $ 114,654
                                                                           =========       =========


                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                    2000           1999
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES .......................................      $ 11,870       $ 11,644
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net of proceeds from sales and removal costs ...       (11,570)        (8,721)
      Acquisition of business, net of cash acquired of $18 .................        (5,893)            --
      Proceeds from sale of temporary investments ..........................        50,077         29,519
      Purchase of temporary investments ....................................       (49,277)       (29,361)
      Proceeds from sale of investment in affiliated company ...............            --          2,420
      Increase in investments and advances to affiliates ...................       (27,860)       (22,353)
      Decrease in investments and repayments from affiliates ...............        39,612         15,558
                                                                                  --------       --------


                  Net Cash Used In Investing Activities ....................        (4,911)       (12,938)
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends on common stock ............................................        (2,235)        (2,005)
      Payments on long-term debt ...........................................          (129)            --
      Proceeds from issuance of common stock ...............................           220            225
      Purchase of treasury stock ...........................................        (1,158)        (1,682)
                                                                                  --------       --------

                  Net Cash Used In Financing Activities ....................        (3,302)        (3,462)
                                                                                  --------       --------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...................................................         3,657         (4,756)

CASH AND CASH EQUIVALENTS
    BEGINNING OF PERIOD ....................................................         1,674          7,192
                                                                                  --------       --------

    END OF PERIOD ..........................................................      $  5,331       $  2,436
                                                                                  ========       ========




                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)



                                                              Three months ended           Nine months ended
                                                                 September 30                September 30
                                                              2000          1999          2000          1999
                                                            -------       -------       -------       -------
  Net income (loss) ..................................      $(2,432)      $(1,515)      $(7,584)      $ 2,201

  Other comprehensive income:
    Unrealized gain(loss) on investments, net of
      taxes of ($1,041), ($565), ($250) and ($393) ...       (1,654)       (1,096)         (701)         (764)
    Reclassification adjustment for losses
      included in net income, net of taxes of
      $164 and $1,172 ................................          319            --         2,276            --
                                                            -------       -------       -------       -------

  Total comprehensive income (loss) ..................      $(3,767)      $(2,611)      $(6,009)      $ 1,437
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

(2)   INVESTMENTS AVAILABLE-FOR-SALE

            The decline in market value of OneMain.com, Inc. shares was determined to be "other than temporary" when an offer was received in June, 2000 to purchase the company. During the quarter ended September 30, 2000, EarthLink, Inc. completed the acquisition of OneMain. A reduction in the original value recorded for the shares was recognized as loss of $2,965 in other expense in the second quarter and an additional loss of $413 was

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

      recognized upon completion of the acquisition.

(3)   EQUITY INVESTMENTS IN AFFILIATED COMPANIES

         (a)  PCS ONE

         D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) that was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of operations of PCS ONE were as follows:

                                      Three months ended            Nine months ended
                                         September 30                  September 30
                                     2000           1999           2000           1999
                                   --------       --------       --------       --------
      Net sales .............       $ 7,702        $ 4,467        $22,526        $11,624
      Net loss ..............      ($ 4,779)      ($ 4,252)      ($12,363)      ($13,637)
      D&E's share of loss ...      ($ 2,389)      ($ 2,126)      ($ 6,181)      ($ 6,818)

      (b)  EuroTel

         As previously reported, D&E holds a one-third ownership interest in EuroTel L.L.C. (EuroTel), a domestic corporation which owns 100% of PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides local exchange telephone and data transmission services in Central Europe. On April 12, 1999, D&E announced that PenneCom had signed a definitive agreement to sell the shares of its Polish operations (Pilicka Telefonia, Sp.zo.o.) to Elektrim S.A. (Elektrim) for $140,000 in cash and notes during 1999 and that the sale was subject to, among other things, Polish regulatory review. It was projected that after payment of outstanding debt and other expenses, the sale would generate approximately $80,000 of net cash to PenneCom. On July 27, 1999, Polish regulatory authorities approved the proposed share purchase. However, on July 28, 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement and on August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. Arbitration proceedings are underway at the date of this filing. See Item 1 of Part II of this Report.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(4)   RECENT ACCOUNTING PRONOUNCEMENTS

         On April 3, 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management has concluded the Interpretation has no impact on D&E's financial position or results of operation.

         In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, SAB 101 will have on D&E's financial position or results of operations.

(5)   ACQUISITIONS

        On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider for $2,400 in a combination of cash and 26,220 shares of D&E common stock. All such shares are unregistered but have certain registration rights. The agreement, as amended, contains a provision for payment of an additional $600 in deferred purchase price during 2001 through 2003. The acquisition was accounted for under the purchase method of accounting. The proforma results of CompuSpirit, Inc. are not significant to the consolidated results of operations or financial condition.

         On August 1, 2000, D&E acquired all of the outstanding shares of Alternate Solutions, Inc.(ASI), a computer network service provider for $5,500 in a combination of cash and 67,168 shares of

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

      D&E common stock. The transaction was accounted for under the purchase method of accounting. The agreement, as amended, includes a provision for payment of an additional $1,200 in deferred purchase price during 2001 through 2003. It also includes a provision for an additional payment up to $300 contingent on meeting certain future events and earnings goals. ASI's proforma results are not significant to the consolidated results of operations or financial condition.

(6)   SUBSEQUENT EVENTS

         On October 30, 2000, D&E announced that its Board of Directors authorized the repurchase of up to $1 million worth of its shares of Common Stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans and for issuance under D&E's Dividend Reinvestment Plan.

(7)   CONTINGENCIES

         D&E became party to a $40,000 loan agreement from a domestic bank to PenneCom in December 1999 and further increased the loan to $50,000 in August 2000. D&E, along with the other two investors in EuroTel, each increased their pledge of investments as collateral for security on the loan from $7,000 to $8,667. Management anticipates the loan, which was used primarily to refinance higher interest debt, will be repaid in conjunction with the sale of Pilicka.

         See Item 1. of Part II of this Report for discussion of related legal proceedings.

         On May 17, 2000, PCS ONE entered into a financing agreement with a bank to provide a $70,000 credit facility. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital plus certain additional allowable deposit and license acquisition costs at a level of 66.7% of the funds borrowed. On September 30,2000, the partners had an allowable capital contribution of $42,548 making $63,820 of the facility available. Approximately $40,000 of the proceeds were used to repay a vendor loan agreement under which D&E was jointly and severally liable to contribute up to a total of $50,000 equity to PCS ONE in the event that PCS ONE was unable to meet its obligations as they came due.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(8)   BUSINESS SEGMENT DATA

      Financial results for D&E's four primary operating segments are as follows:

                                                        Three months ended            Nine months ended
                                                           September 30                  September 30
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
      External Revenues

         Telecommunication Services ..............   $ 10,019       $  9,666       $ 29,308       $ 28,709
         Telephone & Data Services ...............      6,135          4,285         15,007         13,235
         Wireless Services .......................      2,235          1,633          6,398          4,498
         International Communication Services ....        190            277          1,401          1,052
         Corporate, Other and Eliminations .......        458              1            747              1
                                                     --------       --------       --------       --------
            Total Company ........................   $ 19,037       $ 15,862       $ 52,861       $ 47,495
                                                     ========       ========       ========       ========

      Intersegment Revenues

         Telecommunication Services ..............   $    708       $    365       $  1,619       $  1,081
         Telephone & Data Services ...............        120             88            403            285
         Corporate, Other and Eliminations .......       (828)          (453)        (2,022)        (1,366)
                                                     --------       --------       --------       --------
            Total Company ........................   $     --       $     --       $     --       $     --
                                                     ========       ========       ========       ========

      Net Income (Loss)

         Telecommunication Services ..............   $  1,319       $  1,358       $  3,447       $  3,888
         Telephone & Data Services ...............       (754)           (42)          (762)            52
         Wireless Services .......................     (1,375)        (1,385)        (3,906)        (4,498)
         International Communication Services ....     (1,421)        (1,280)        (4,059)        (3,423)
         Corporate, Other and Eliminations .......       (201)          (166)        (2,304)         6,182
                                                     --------       --------       --------       --------
            Total Company ........................   $ (2,432)      $ (1,515)      $ (7,584)      $  2,201
                                                     ========       ========       ========       ========

                                                     September 30,   December 31,
                                                         2000            1999
                                                     -------------   ------------
      Assets
         Telecommunication Services ..............    $ 110,203       $ 100,029
         Telephone & Data Services ...............       20,637           6,942
         Wireless Services .......................        6,141           3,693
         International Communication Services ....        3,536          15,341
         Corporate, Other and Eliminations .......      (19,691)        (11,351)
                                                      ---------       ---------
            Total Company                             $ 120,826       $ 114,654
                                                      =========       =========

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)

         Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and nine months ended September 30, 1999 have been reclassified for comparative purposes.

      RESULTS OF OPERATIONS

         Summary. Operating revenues increased 20% for the three months ended September 30, 2000 compared with the same period of 1999. The increase from two computer services companies acquired during 2000 accounted for $2,447 or 15% of the increase. Support services to affiliated companies increased $256 or 2% and other revenues increased $472 or 3% of the total. Operating profit as a percentage of revenue decreased to 5.7% for the third quarter of 2000 compared to 14.2% for the third quarter of 1999. The acquired companies generated a $291 operating loss for the quarter and because support service revenue is recorded at the cost to provide the service, the increase in support service revenue contributed to the decrease in gross profit margin.

         Net income (loss) for the nine months ended September 30, 2000 was a loss of $7,584 or $1.03 per share compared to income of $2,201 or $0.30 per share in 1999. The nine months ended September 30, 1999, included a gain of $8,982 from the exchange of D&E SuperNet, Inc. (SuperNet) stock for cash and stock in OneMain.com, Inc. (OneMain). The net-of-tax gain was $5,921. For the nine months ended September 30, 2000, other expense included a $3,378 loss on the exchange of OneMain shares for EarthLink, Inc. shares. The net-of-tax loss was $2,245. Excluding the gain in 1999 and the loss in 2000 from the exchange of SuperNet/OneMain shares for EarthLink, Inc. shares, earnings per share was a loss of $0.73 in 2000 versus a loss of $0.50 in 1999.

         Three months ended September 30, 2000 compared to the three months ended September 30, 1999

         Operating Revenues. Consolidated operating revenues for the three months ended September 30, 2000 were $19,037, up 20.0% from $15,862 for the third quarter in 1999. The primary reason for this increase was the acquisition of CompuSpirit, Inc. (CSI) on April 28, 2000 and Alternate Solutions, Inc. (ASI) on August 1, 2000.

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)


         Telecommunications Services segment revenues increased 3.7% to $10,019 in 2000 from $9,666 in 1999. The increase was attributable to an increase of approximately 3% in the number of telephone access lines in service, increased local private network revenues and increased revenue from custom calling features.

         Telephone & Data Services segment revenues increased 43.2% to $6,135 in 2000 from $4,285 in 1999. The acquisitions of CSI in April 2000 and ASI in August 2000 added $2,447 in revenues. Telecommunication equipment and data cabling installations decreased $371 during the third quarter of 2000 compared to the same period in 1999 while computer networking services from installations of software and computer hardware declined $363.

         Wireless Services segment revenues increased 36.9% to $2,235 in 2000 from $1,633 in 1999. The increase was primarily from expansion of sales and customer support services provided to PCS ONE.

         International Communication Services segment revenues decreased 31.4% to $190 in 2000 from $277 in 1999 primarily as a result of the sale of Monor Telephone Company (MTT) in December 1999.

         Operating Expenses. Consolidated operating expenses for the three months ended September 30, 2000 were $17,948, up from $13,597 in 1999. The primary reason for the increase was the expenses related to CSI and ASI acquired during 2000. New competitive local exchange services and internet access services developed internally increased expenses over the same period last year. Support service costs for affiliates also increased over 1999.

         Communication service expenses include network operations, network access, directory advertising, and support services costs. Communication service cost in this category increased 34.3% to $7,154 in 2000 from $5,328 in 1999. These costs increased $1,079 as a result of the CSI and ASI acquisitions. An increase in support service costs was due to approximately $526 for support services provided to PCS ONE with decreases of $86 for European operations and $165 for OneMain. The extension of competitive local exchange carrier (CLEC) services and (ISP) internet access services increased these costs $643.

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)


         The cost of communication products sold increased 15.3% to $2,330 in 2000 from $2,021 in 1999. The increase related to the CSI and ASI acquisitions was $663. Other costs decreased $354 since repair order increases were more than offset by decreased new equipment and cabling sales and decreases in computer networking installations.

         Depreciation and amortization expense increased 24.9% to $3,159 in 2000 from $2,530 in 1999. Depreciation and amortization increased $629 including $311 from the companies acquired and the remainder from continuing capital additions.

         Marketing and customer services expense increased 41.3% to $1,781 in 2000 from $1,260 in 1999. All the categories of marketing, sales, advertising, and customer service increased, with approximately $340 related to newly acquired companies and $200 of these increases attributable to the continued development of CLEC and ISP services.

         General and administrative services increased 43.4% to $3,524 in 2000 from $2,458 in 1999. The major increases were approximately $344 related to the two new acquisitions, $240 related to ISP startup expenses and a $260 increase in incentive compensation plans.

         Other Income (Expense). Other income (expense) for the three months ended September 30, 2000 was a net expense of $3,915, compared with a net expense of $3,605 in the third quarter of 1999. For the quarter ended September 30, 2000, other expense included $413 recognized as a loss on the exchange of OneMain shares for EarthLink, Inc. shares. Equity in the net losses of affiliates offset the investment loss primarily from a $118 improvement in the results of PCS ONE.

         Interest expense decreased 8.3% to $421 in 2000 from $459 in 1999. Increased interest expense capitalized in connection with a building expansion accounted for the decrease in interest expense along with long-term debt repayments.

         Income taxes. Income taxes were a benefit of $410 for the three months ended September 30, 2000, compared to an expense of $159 in 1999. The change was partially related to the loss on the exchange of OneMain shares of $413 with a tax effect of $125.

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)


         Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

         Operating Revenues. Consolidated operating revenues for the nine months ended September 30, 2000 were $52,861, up 11.3% from $47,495 for the first nine months of 1999. The primary reason for this increase was acquisitions of CSI on April 28, 2000 and ASI on August 1, 2000 and the increase in support services provided to affiliated companies.

         Telecommunications Services segment revenues increased 2.1% to $29,308 in the first nine months of 2000 from $28,709 in 1999. The increase was attributable to an increase of approximately 3% in the number of telephone access lines in service, increased local private network revenues, increased use of custom calling features and volume increases in intrastate and interstate network access revenues.

         Telephone & Data Services segment revenues increased 13.4% to $15,007 in the first nine months of 2000 from $13,235 in 1999. The acquisitions of CSI in April 2000 and ASI in August 2000 added $3,062 to revenues. Sales of telecommunication equipment and data cabling installations decreased $933 and computer networking services from installations of software and computer hardware decreased $494.

         Wireless Services segment revenues increased 42.2% to $6,398 in the first nine months of 2000 from $4,498 in 1999. The increase was primarily from expansion of sales and customer support services provided to PCS ONE.

         International Communication Services segment revenues increased 33.2% to $1,401 in the first nine months of 2000 from $1,052 in 1999. The increase was the result of one-time service revenue of $700 early in 2000 which was not repeated thereafter.

            Operating Expenses. Consolidated operating expenses for the nine months ended September 30, 2000 were $48,472, up from $40,605 in 1999. The primary reason for the increase was the expenses related to CSI and ASI acquired during 2000. Competitive local exchange services and internet access services developed internally, increased expenses over the prior year. Support service costs for affiliates also increased over 1999.

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)


         Communication service expenses include network operations, network access, directory advertising, and communication service costs. Communication service cost in this category increased 24.8% to $19,449 in 2000 from $15,589 in 1999. These costs increased $1,445 as a result of the CSI and ASI acquisitions. An increase in support service costs was due to approximately $1,630 for support services provided to PCS ONE, $349 for European operations and a decrease for OneMain of $393. The extension of CLEC services and ISP expenses increased these costs by $1,262.

         The cost of communication products sold decreased 1.9% to $6,506 in the first nine months of 2000 from $6,635 in 1999. The decrease related to decreases in cabling sales of $1,464 and computer networking installation costs of $273 offset by new equipment sales and repairs. The acquisition of CSI and ASI also increased costs $663.

         Depreciation and amortization expense increased 18.8% to $8,543 in the first nine months of 2000 from $7,191 in 1999. Depreciation and amortization increased $1,352 including $386 from the companies acquired and the remainder from continuing capital additions.

         Marketing and customer services expense increased 35.2% to $4,857 in the first nine months of 2000 from $3,592 in 1999. All the categories of marketing, sales, advertising, and customer service increased, with approximately $367 related to the newly acquired companies and $504 of these increases attributable to the continued development of CLEC and ISP services.

         General and administrative services increased 20.0% to $9,117 in the first nine months of 2000 from $7,598 in 1999. The increases were $427 related to the two new acquisitions, $324 related to ISP startup expenses and a $740 increase in short-term and long-term incentive plans.

         Other Income (Expense). Other income (expense) for the nine months ended September 30, 2000 was a net expense of $13,283, compared with an expense of $1,190 in the first nine months of 1999. The 1999 amount included a one-time gain of $8,982 from the exchange of D&E SuperNet, Inc. stock for cash and stock in OneMain. The nine months ended September 30, 2000 included a loss of $3,378 on the exchange of the OneMain shares for EarthLink, Inc. shares. Equity in the net losses of affiliates was $306 lower, primarily due to decreased losses from European activity. D&E's equity in PCS ONE's losses decreased from a loss of $6,794

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)


      in 1999 to a loss of $6,217 in 2000. Losses from the European activity increased from a loss of $3,101 to a loss of $3,963 in 2000. Equity in the income of SuperNet decreased by $20 as a result of the sale to OneMain in 1999. Future losses are expected to continue while PCS ONE and Pilicka develop their businesses and until completion of the sale of Pilicka, which is now in arbitration before the International Court of Arbitration at the International Chamber of Commerce. See Item 1. of Part II of this report.

         Interest expense decreased 10.0% to $1,245 in the first nine months of 2000 from $1,383 in 1999. Interest expense capitalized in connection with a building expansion accounted for the decrease in interest expense along with long-term debt repayments.

      Income taxes. Income taxes were a benefit of $1,359 for the nine months ended September 30, 2000, compared to an expense of $3,450 in 1999. The change was primarily from taxes of $3,061 accrued in 1999 related to the gain on the SuperNet stock exchange and the benefit of a $1,133 tax reduction attributable to the loss on the exchange of the OneMain shares for EarthLink, Inc. shares in September 2000. In addition to these transactions, the development of new businesses contributed to a larger pretax loss in the current year.

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

         Cash provided from operations was $11,870. The net decrease of investments in affiliates was $11,752, primarily from the receipt of funds in January 2000 from PenneCom's sale of Monor Telephone Company in Hungary late in 1999. These funds were used to pay for capital expenditures of $11,570 and for the $5,893 cash portion

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)


      of the acquisition price of two businesses purchased during 2000. Approximate capital addition expenditures were $3,000 for two building projects; $2,300 for digital electronic switching and circuit equipment, computers, and initial switching equipment purchased to provide CLEC and ISP services; plus $5,500 for core telephone company systems upgrades. Cash used in financing activities included dividend payments of $2,235 and treasury stock purchases of $1,158. Cash balances increased $3,657.

         D&E expects to enter a Federal Communications Commission auction of additional PCS licenses scheduled to begin during the fourth quarter of 2000 to expand its wireless capacity. Additionally, PCS ONE is planning to implement its own billing system early in 2001 to improve the efficiency of the billing process. Management anticipates that these enhancements will require increased capital contributions to the wireless business in the future.

         At September 30, 2000, $10,926 was invested in commercial paper and other investment grade securities while $5,331 was held in liquid cash balances. The investment balance includes $8,667 held as collateral for a bank loan made to PenneCom. D&E also maintains available short-term lines of credit of $25,000. D&E's ratio of total debt to total debt plus capital increased to 26.8% at September 30, 2000 from 24.5% at December 31, 1999.

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

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)



         On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider for $2,400 in a combination of cash and 26,220 shares of common stock. All such shares are unregistered but have certain registration rights. The agreement, as amended, contains a provision for payment of an additional $600 in deferred purchase price during 2001 through 2003. The acquisition was accounted for under the purchase method of accounting. The proforma results of CompuSpirit, Inc. are not significant to the consolidated results of operations or financial condition.

         On May 17, 2000, PCS ONE entered into a financing agreement with a bank to provide a $70,000 credit facility. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital plus certain additional allowable deposit and license acquisition costs at a level of 66.7% of the funds borrowed. On September 30, 2000, the partners had an allowable capital contribution of $42,548, making $63,820 of the facility available. Approximately $40,000 of the proceeds were used to repay a vendor loan agreement under which D&E was jointly and severally liable to contribute up to a total of $50,000 equity to PCS ONE in the event that PCS ONE was unable to meet its obligations as they came due.

         On April 3, 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management has concluded the Interpretation has no impact on D&E's financial position or results of operation.

Form 10-Q

                   D&E Communications, Inc. and Subsidiaries
                  Part I  - Financial Information (continued)

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                       (Dollar amounts are in thousands)



         In June, 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, SAB 101 will have on D&E's financial position or results of operations.

         On August 1, 2000, D&E acquired all of the outstanding shares of Alternate Solutions, Inc., a computer network service provider for $5,500 in a combination of cash and 67,168 shares of common stock. The transaction was accounted for under the purchase method of accounting. The agreement, as amended, includes a provision for payment of an additional $1,200 in deferred purchase price during 2001 through 2003. It also includes a provision for an additional payment up to $300 contingent on meeting certain future events and earnings goals. ASI's proforma results are not significant to the consolidated results of operations or financial condition.

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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

Item 1.  Legal Proceedings

Sale of Pilicka Telefonia S.A. to Elektrim S.A.

     In April 1999, PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides communications services in Central Europe and is owned by EuroTel, LLC (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell, subject to Polish regulatory review, its shares of Pilicka Telefonia, Sp.zo.o. (Pilicka), a Polish limited liability company, to Elektrim S.A. (Elektrim), a Polish corporation, for $140 million in cash and notes. Polish regulatory authorities approved the proposed purchase on July 27, 1999. However, on July 28, 1999, Elektrim issued written notice that it was repudiating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its repudiation of the agreement was justified because, among other things, PenneCom altered its normal course of business, constituting a "material adverse change." In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in repudiating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The discovery, briefing and hearing phases have been completed, except a damages hearing which is expected to be held in January 2001. The arbitration panel has not yet ruled on any issues in the case. It is not possible at this time to express an opinion as to the outcome of the claim.

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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information



Item 2. Changes in Securities and Use of Proceeds

   On August 1, 2000, D&E acquired all of the outstanding shares of Alternate Solutions, Inc., a computer network service provider for $5,500 in cash and stock. In connection with the acquisition, D&E issued 67,168 shares of common stock to the shareholders of Alternate Solutions, Inc. This transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4 (2) or Regulation D promulgated thereunder, including Rule 506 of Regulation D. The shareholders of Alternate Solutions, Inc. are "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act. The purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the securities issued in such transaction.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit                 Identification
  No.                     of Exhibit                        Reference
  ---                     ----------                        ---------
   27       Financial Data Schedule.                  Filed herewith.


(b)   Reports on Form 8-K:

   No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                    D&E Communications, Inc. and Subsidiaries


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        D&E Communications, Inc.
                                              (Registrant)


Date: November 9, 2000
                                   By: /s/ Anne B. Sweigart
                                   --------------------------------
                                           Anne B. Sweigart

                                   President, Chairman of the Board, and Chief
                                   Executive Officer
                                        (On behalf of the Registrant)


Date: November 9, 2000
                                   By: /s/ Thomas E. Morell
                                   --------------------------------
                                           Thomas E. Morell
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                        (On behalf of the Registrant and as
                                        Principal Financial Officer)

                    D&E Communications, Inc. and Subsidiaries



                                INDEX TO EXHIBITS

Exhibit                  Identification
  No.                      of Exhibit                         Reference
-------                  --------------                       ---------
   27          Financial Data Schedule.                 Filed herewith.