Form 10-K
period 2000-12-31
D&E COMMUNICATIONS INC
filed 2001-03-23
CIK 1011737

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-20709

                            D&E Communications, Inc.
                            ------------------------
             (exact name of registrant as specified in its charter)

                             Pennsylvania 23-2837108
                             -----------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                              Identification No.)

                              124 East Main Street
                                  P. O. Box 458
                        Ephrata, Pennsylvania 17522-0458
                        --------------------------------
               (Address of principal executive offices) (zip code)

        Registrant's Telephone Number, including area code (717) 733-4101

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.16 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 5, 2001 (based upon the closing price of such stock as of such date) was $88,616,559.

The number of shares outstanding of the Registrant's common stock, $.16 par value, was 7,385,006 at March 5, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant's 2001 Annual Meeting of the Shareholders to be held on April 26, 2001, are incorporated herein by reference in Part III hereof.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business...........................................................  1

Item 2.   Properties.........................................................  6

Item 3.   Legal Proceedings..................................................  7

Item 4.   Submission of Matters to a Vote of Security Holders................  7


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters................................................  8

Item 6.   Selected Financial Data............................................  9

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 10

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks......... 19

Item 8.   Financial Statements and Supplementary Data........................ 19

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................... 19


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 20

Item 11.  Executive Compensation............................................. 20

Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 20

Item 13.  Certain Relationships and Related Transactions..................... 20


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 21

                                     PART I


Item 1.   Business.

     (a)  General Development of Business.

     D&E Communications, Inc., a telecommunications holding company, became the successor parent company to its telephone operating subsidiary, Denver and Ephrata Telephone and Telegraph Company (D&E Telephone) in June 1996. In addition, D&E Telephone and Data Systems, Inc. (TDS) became a subsidiary of D&E Communications, Inc. D&E Communications, Inc., its subsidiaries and affiliates (hereinafter collectively referred to as D&E) provide telecommunications services in the south central Pennsylvania area and in certain areas of Eastern Europe.

     During 1997, D&E further expanded its corporate structure to facilitate the continuing growth in less regulated businesses. D&E formed D&E Wireless, Inc. (Wireless) to design, construct and operate a Personal Communications Services (PCS) digital network. D&E Investments, Inc. (Investments) was originally formed to hold various PCS licenses acquired by D&E, and later merged with D&E Marketing Corp. (Marketing) to include its foreign investment activities. Late in 1997, D&E formed a joint venture, between subsidiaries of Omnipoint Corporation (Omnipoint) and Wireless, to provide wireless communications services throughout south central Pennsylvania. The D&E/Omnipoint Wireless Joint Venture, L.P. does business as PCS ONE.

     In July 1998, D&E formed D&E Systems, Inc. (D&E CLEC) to provide competitive telecommunications services outside the D&E Telephone regulated area. On January 29, 1999, the Pennsylvania Public Utility Commission (PUC) granted authority to D&E CLEC to operate as a competitive local exchange carrier (CLEC) within the service territories of Verizon. Subsequently, D&E CLEC was also certified to operate in Sprint/United Telephone service areas. D&E CLEC initiated its services during the fourth quarter of 1999.

     In October 2000, D&E initiated a new Internet Service Provider (ISP) using the trade name D&E Jazzd (Jazzd). During 2000, D&E also acquired two companies that provide computer networking services. On December 31, 2000 TDS merged these operations and renamed the surviving entity D&E Networks, Inc. (Networks).

     In addition to the above U.S. activities, D&E provided telephone and cable television services in Hungary through its part ownership of Monor Telephone Company (MTT) from 1994 until it was sold in December 1999. D&E also has an indirect ownership interest in Pilicka Telephonia S.A. (Pilicka) in Poland which has constructed and operates a telephone network in a region south of Warsaw. PenneCom, B.V. (PenneCom), Pilicka's direct owner, received an offer to buy Pilicka during 1999. A dispute arose under the Agreement of Sale and such dispute is currently in binding arbitration by the International Court of Arbitration at the International Chamber of Commerce.

     (b)  Financial Information about Industry Segments.

     Financial information about D&E and its subsidiaries is contained in the consolidated Financial Statements included herein. In 1998, D&E adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The business of D&E was analyzed by the nature of its products and services, method of production and delivery of services, regulatory environment and types of customers serviced. D&E reports four business segments in a format similar to information provided to management. The segments reported are: (i) Telecommunication Services, (ii) Telephone & Data Services, (iii) Wireless Services, and (iv) International Communication Services. See Note 16 to the financial statements.

     (c)  Narrative Description of Business.

     (1) Overview. D&E Telephone, the Telecommunication Services segment, furnishes telephone service through 61,098 access lines to an estimated population in excess of 100,000 in an area of approximately 227 square miles covering parts of Berks, Lancaster and Lebanon Counties in Pennsylvania. National and international communications services are also furnished through interconnection with the facilities of other companies.

     The area served by D&E Telephone is mostly rural and suburban in nature, with an agricultural and small business economic base. In addition, the business elements serviced include manufacturing, distribution, retail and service establishments. Of the 61,098 access lines serviced by D&E Telephone as of December 31, 2000, service is provided to 43,917 residential customer lines (72%) and to 17,181 business customer lines (28%).

     The principal categories of service rendered by D&E Telephone are:

     (i) Local Network Services - provide local exchange (dial tone), custom calling features and local private line services to residential and business customers in D&E Telephone's service area.

     (ii) Network Access Services - provide local exchange carriers, wireless companies and interexchange carriers, with the use of D&E Telephone's local network facilities for the completion of long distance calls. Payment for providing these facilities comes directly from the users or from settlement pools administered by the National Exchange Carrier Association, Inc.
     (NECA).

     (iii) Long Distance Network Services - provide long distance service within the Capital (south central) Region of Pennsylvania to residential and business customers.

     D&E Telephone constructed, installed and now maintains an Enhanced 911
     (E911) system in Lancaster County pursuant to an Agreement for D&E Telephone to furnish the County's 911 system with an Automatic Location Identification (ALI) network. The E911 backup system, required by the Public Safety Emergency Act of 1990, is located at D&E Telephone's Ephrata Central Office. Under the E911 system, a dispatcher is provided with the phone number and address of the caller automatically. D&E Telephone extended its contract with Lancaster County until December 31, 2019.

     TDS, the Telephone & Data Services segment, sells, installs and maintains telecommunications equipment. In this capacity, TDS provides service primarily to business customers in central and eastern Pennsylvania. TDS operates a retail store that specializes in communications equipment such as telephones and accessories. TDS d/b/a D&E Long Distance provides long distance telephone services on an equal access basis within the D&E Telephone service area and, since mid-1997, throughout the Verizon - Pennsylvania franchise area of Lancaster County. Also, TDS d/b/a D&E Computer Networking Services provides Local and Wide Area Network sales and services to area businesses that need to connect computers together in working groups. Through the acquisitions of CompuSpirit and Alternate Solutions, Inc. during 2000, TDS expanded its presence in its service territory. On December 31, 2000 TDS merged these operations and renamed the surviving entity D&E Networks, Inc.

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

     Through Investments, which merged with Marketing, the International Communication Services segment provides support services to Pilicka in Europe. Pilicka provides telephone service in a region of Poland through a system using fixed wireless and wireline technologies. Investments sold its 16% interest in MTT in December 1999, and is in binding arbitration regarding the sale of its 33% interest in Pilicka. In March 1999, Investments sold its shares in D&E SuperNet, Inc. in exchange for cash and shares of OneMain.com, Inc. (OneMain), representing less than 5% of OneMain shares. During 2000, the OneMain investment was exchanged in a merger with EarthLink, Inc. (EarthLink) for a combination of cash and EarthLink shares. D&E holds this investment on the balance sheet as available-for-sale.

     (2) Regulatory Matters. A substantial portion of D&E's operations are subject to regulation at both the federal and state levels. The Telecommunications Act of 1996 (the 1996 Act) has major ramifications throughout both federal and state jurisdictions and therefore affects the strategic direction of D&E. The Congressional intent of the 1996 Act was to encourage advanced technology and enable competition in heretofore monopolistic markets. However, in many aspects, even more regulatory constraints exist today than prior to 1996, especially for incumbent local exchange carriers (ILECs). While competition is slowly emerging in specific market segments within limited geographic areas, the transition from a monopolistic to a competitive market is carefully monitored by the regulators.

     (i) Federal. D&E provides three services subject to regulation by the Federal Communications Commission (FCC): D&E Telephone, D&E Long Distance and D&E CLEC.

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

     D&E Long Distance operates in the interstate and international arena as a long distance reseller. In compliance with an FCC ruling, D&E Long Distance withdrew its interstate tariff in October 2000, electing instead to publish its interstate toll rates on its Internet website. D&E Long Distance continues to file its international toll tariffs at the FCC.

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

     (ii) State. D&E has three businesses subject to regulation by the PUC: D&E Telephone, D&E Long Distance and D&E CLEC.

     D&E Telephone is subject to regulation by the PUC for all regulated intrastate services such as dial tone, calling features, regional toll calls and intrastate network access. With respect to toll and access, D&E Telephone previously participated in tariffs under the Pennsylvania Telephone Association, a state trade association. However, in May 2000, D&E Telephone elected to file its own state tariffs, thereby withdrawing from the trade association tariffs. The following notable activities occurred in 2000 involving D&E Telephone:

     -- In compliance with state statutes, commonly known as Chapter 30, D&E Telephone joined in a petition to the PUC in July 1998 for an alternative form of regulation with a network modernization plan. In response to the PUC's initial Chapter 30 Order, in January 2000, D&E Telephone filed a petition for reconsideration. On March 30, 2000, the PUC issued a revised Order. D&E accepted the PUC Order, and filed an amended Chapter 30 Plan. Various parties to the litigation filed exceptions to which D&E Telephone filed a reply. On December 21, 2000, the PUC entered an Order granting the exceptions in part. Subsequently, D&E Telephone filed a re-modified Chapter 30 Plan on January 22, 2001. The Office of Consumer Advocate and Office of Trial Staff filed exceptions seeking minor modifications in the Plan to which D&E Telephone filed a reply. The matter remains pending before the PUC which is expected to enter an Order by June 30, 2001. Subject to final regulatory approval, the plan will be adopted along with a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

     -- In September 1998, the PUC launched a Global Telecommunications proceeding aimed at settling multiple regulatory issues, such as access charge reforms needed to establish a universal service fund among ILECs, CLECs and long distance companies. D&E Telephone participated in this proceeding with 27 other ILECs as the Rural Telephone Company Coalition (RTCC). In September and November 1999, the PUC entered Orders clarifying and resolving the issues. Petitions for reconsideration and various court appeals were filed by many of the parties challenging portions of the PUC's directives. Petitions for allowance of appeal are currently pending before the Supreme Court of Pennsylvania. In May 2000, the PUC agreed to a settlement with the RTCC members. As a result, a statewide Universal Service Fund was established to compensate rural telephone companies, like D&E Telephone, for rate reductions in intrastate network access and regional toll. Immediately thereafter, D&E Telephone received PUC approval for a revenue neutral rate rebalancing whereby an increase in local (dialtone) rates was offset with lower intrastate network access charges and regional toll rates.

     -- In October 2000, D&E Telephone received PUC approval to reclassify one of its exchanges into a rate band with higher local (dialtone) rates. A reclassification is permitted under D&E Telephone's tariff when, through the normal course of demographic growth, customers have access to a larger number of lines within their calling area. The reclassification provided an annual revenue increase of approximately $125,000.

     D&E Long Distance is required to maintain an intrastate toll tariff with the PUC. This simply assures consumers that rates will not exceed the highest daytime rate charged by the most prominent long distance company operating in the state.

     D&E CLEC was certified by the PUC in January 1999 to operate in the areas throughout the state serviced by Verizon. Subsequently, D&E CLEC was fully certified to operate in the areas throughout Pennsylvania served by Sprint/United Telephone. D&E CLEC is required to maintain a local exchange services tariff as well as an intrastate network access services tariff with the PUC.

     (3)  Employees. D&E had 670 employees as of December 31, 2000.

     (4) Significant Customers. There are no significant telephone subscribers whose loss would have a material adverse effect on D&E. AT&T, however, is D&E's most significant customer in terms of total revenue received from a single entity. During each of the last three fiscal years, AT&T purchased network access services and billing and collection services from D&E which accounted for less than 10% of total consolidated operating revenues.

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

     (5) Competition. Competition is emerging in niches in Pennsylvania's local exchange market, particularly in the service territories of larger ILECs, like Verizon. CLECs, such as D&E CLEC, are less regulated than ILECs and offer an alternative for some consumers to traditional telephone companies. D&E Telephone currently qualifies as a rural telephone company, and has received a limited suspension until July 2001 from certain interconnection requirements of the 1996 Act. D&E Telephone has applied for an additional one-year extension. This suspension protects universal service in D&E Telephone's service territory from non-facilities-based CLECs that might target higher revenue producing customers and thus erode the subsidy flow to residential consumers. To some extent, cellular and PCS wireless services also offer a competitive alternative in the local exchange market.

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

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

     During 1997, Pilicka, a Polish limited liability company, purchased three licenses to operate a competitive duopoly telephone network for 15 years in an area south of Warsaw. The licenses cover an area of 5,000 square miles with a population of approximately 1.9 million people. Pilicka provides telephone service to more than 26,000 customers. D&E indirectly owns 33% of Pilicka. An agreement for the sale of Pilicka led to a dispute which is currently in binding arbitration with the International Court of Arbitration at the International Chamber of Commerce, awaiting resolution of claims for damages.

     (e)  Special Considerations.

     The  risk involved in growth in competitive business activities

     Although a substantial portion of D&E's operations are subject to regulation at both the federal and state levels, D&E continues to experience growth in its competitive businesses. The 1996 Act has major ramifications throughout both state and federal jurisdictions and therefore affects the strategic direction of D&E. While the 1996 Act encourages development of advanced technology in the telecommunications industry and entrance of D&E into new markets, it may also provide these same opportunities to a new set of competitors and other entrepreneurs who have not previously been permitted to compete in D&E Telephone's markets.

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

     D&E also owns its main central office switch facility located at 130 East Main Street, Ephrata, Pennsylvania. This building consists of approximately 19,600 square feet and contains administrative offices and central office switching equipment serving customers in the Adamstown, Denver, Akron and Ephrata exchanges. In addition, space is leased to PCS ONE for its switch and computer equipment.

     In addition, D&E owns various other building facilities, containing a total floor space area of 121,200 square feet, located in several communities throughout D&E's service area. These buildings serve a variety of functions including: exchange central offices, remote switching units, plant operations center, materials storage, engineering and planning, vehicle maintenance, a parking garage and a communications tower site.

     D&E has several other leased facilities. The first lease, for a five-year term ending in 2002, is for 3,400 square feet used as a retail Telestore location. The second lease, for five years ending in 2003, is for approximately 3,300 square feet used as a technical support area by D&E Computer Networking Services. The companies acquired during 2000 lease three facilities primarily used for office space including 22,000 square feet on a one year lease ending in 2001, 3,300 square feet on a month to month lease and 4,800 square feet on a one year lease ending in 2002. During the first quarter of 2001, D&E agreed to lease approximately 27,300 square feet for a five year term in a different facility beginning in the spring of 2001 in anticipation of combining and relocating the acquired businesses.

     (b) Network Plant Facilities. D&E owns and operates a network of switching and transmission facilities that is used to provide local, national and international telecommunications services to D&E's customers. This network also provides for advanced custom calling services and customer local area signaling services (CLASS) as well as Advanced Intelligent Network (AIN) services.

     The switching facilities consist primarily of digital electronic switching equipment housed in D&E-owned buildings situated at various locations within the service area. A host DMS-100 switch is located in the central office in Ephrata and Lititz; 12 remote switching centers or remote line modules are located in a variety of buildings or controlled environmental vaults. Other smaller, remote dial tone units, such as access nodes and digital loop carrier equipment, are contained in weatherproof housings scattered throughout D&E's service territory. D&E has also invested in Signaling System 7 (SS7) Signaling Transfer Point equipment, SS7 Signaling Control Point equipment, and Advanced Intelligent Network (AIN) software, which are used to provide AIN services. In addition, this equipment permits D&E to be a node in the Illuminet telephone network through which other telecommunications companies can obtain access to the national SS7 network.

     During 2000, D&E installed Asynchronous Transfer Mode (ATM) core backbone packet switches to gain efficiencies in traffic prioritization and provide next generation services. This backbone is necessary for the migration from digital switch to packet switch technology. D&E also completed CLEC installations in co-located facilities at Verizon's Lancaster and Lebanon, Pennsylvania rate centers to provide competitive data and dial-tone services. D&E's Internet service initiated late in 2000 is recognized as a Cisco powered network.

     Transmission facilities sometimes referred to as "outside plant," consist of cables, wires, terminals and the necessary supporting structures (poles, conduits, manholes, etc.). The cable plant in service contains mostly metallic copper conductors and is installed in one of the following methods: aerial construction on poles, underground in conduit or directly buried in the earth. The "outside plant," or "local loop" facilities, connect each end user (telephone subscriber) with one of D&E's switching units, which in turn are interconnected with other exchange central offices or the facilities of long distance companies such as AT&T, MCI WorldCom, Sprint and others. D&E has upgraded its fiber optic transport facilities from OC-12 to OC-48, to provide additional capacity for a growing subscriber base.

     D&E uses a fiber-optic ring technology. Approximately 431,000 feet of fiber-optic cable was installed in order to create three "self-healing" fiber-optic rings. This self-healing ring technology provides an uninterruptable communications link to each of D&E's switching centers and larger digital remote units, thus protecting D&E's customers from any service outage caused by a break in any major fiber-optic cable. Additional equipment was installed to provide customers with the latest high speed data communication. Digital subscriber line (DSL) service was added to meet the demands for broadband data services.


Item 3.   Legal Proceedings.

     In April 1999, PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides communications services in Central Europe and is wholly-owned by EuroTel, L.L.C. (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell its shares of Pilicka, a Polish limited liability company, to Elektrim S.A. (Elektrim), a Polish corporation, for $140 million in cash and notes. However, a few days before the transaction was set to close, Elektrim issued written notice that it was repudiating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its repudiation of the agreement was justified because, among other things, Pilicka altered its normal course of business, constituting a "material adverse change." In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in repudiating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The discovery, briefing and hearing phases on all liability issues were completed during 2000. The arbitration panel then ordered that a damages hearing be held in January 2001. After the conclusion of the damages hearing, the arbitration panel formally closed the arbitration. PenneCom is awaiting a ruling, which is expected during the first half of 2001. It is not possible at this time to predict the outcome of the arbitration.

     D&E is involved in other various legal proceedings arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on D&E's consolidated financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the fourth quarter of 2000.

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

                 1999                             Low                 High
                 ----                            ------              ------
          First Quarter                          $14.25              $18.38
          Second Quarter                         $18.38              $22.00
          Third Quarter                          $19.25              $22.38
          Fourth Quarter                         $18.63              $21.00

                 2000                             Low                 High
                 ----                            ------              ------
          First Quarter                          $16.38              $25.00
          Second Quarter                         $14.00              $20.69
          Third Quarter                          $18.00              $27.25
          Fourth Quarter                         $20.50              $27.94


     The bid quotations reflect inter-dealer quotations; do not include retail markups, markdowns, or commissions; and may not necessarily represent actual transactions. The bid information stated is, to the knowledge of D&E management, the best approximate value at the time indicated.

     The closing price on December 31, 2000, was $22.38. Based on the records maintained by D&E, the approximate number of holders of D&E common stock, as of December 31, 2000, was 2,048.

     During the two most recent fiscal years, cash dividends on D&E common stock have been declared quarterly in the annual amount per share of $0.45 in 2000 and $0.39 in 1999. Dividends are paid as and when declared by D&E's Board of Directors and in accordance with restrictions set forth in covenants contained in Denver and Ephrata Telephone and Telegraph Company's (D&E Telephone's) debt agreements. For further discussion of such restrictions, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

Item 6.   Selected Financial Data.

     The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2000. Certain amounts have been reclassified for comparative purposes.


                FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA
                  (In thousands, except per-share amounts)(1)

                                                     2000        1999        1998         1997         1996
                                                   --------    --------    --------     --------     --------
Income Statement Data
   Operating revenues............................  $ 73,955    $ 63,527    $ 53,311     $ 48,484     $ 44,396
   Operating income..............................  $  5,759    $  9,127    $  7,937     $  9,020     $  8,399
   Cumulative effect of accounting
      change, net of tax......................... ($    912)   $     --   ($    251)    $     --     $     --
   Extraordinary loss, net of tax................  $     --    $     --   ($  7,901)    $     --     $     --
   Net income (loss)............................. ($ 11,606)   $  8,851   ($ 12,255)    $  9,565     $  3,910

Balance Sheet Data
   Total assets..................................  $124,221    $114,654    $110,077     $119,961     $ 91,556
   Long-term debt................................  $ 20,907    $ 21,582    $ 22,657     $ 41,657     $ 24,888

Per-Share Information
   Basic income (loss) before accounting
      change and extraordinary item.............. ($   1.45)   $   1.20   ($   0.55)    $   1.58     $   0.68
   Cumulative effect of accounting change........ ($   0.12)   $     --   ($   0.03)    $     --     $     --
   Extraordinary item............................  $     --    $     --   ($   1.07)    $     --     $     --
   Net income (loss) per common share(2)......... ($   1.57)   $   1.20   ($   1.65)    $   1.58     $   0.68
   Cash dividends declared per common share(2)...  $   0.45    $   0.39    $   0.39     $   0.39     $   0.39


     (1) D&E Communications, Inc. and its subsidiaries are defined and referenced herein as D&E.

     (2) The per-share data is based upon the weighted average common shares outstanding. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Fiscal Years 2000, 1999 and 1998

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


     RESULTS OF OPERATIONS

     Summary

     D&E's operating revenue increased 16.4% to $73,955 in 2000. The increase included $7,135 from companies acquired during the year. D&E's 2000 net loss was $11,606, compared with a net income of $8,851 in 1999. The decrease was primarily due to an $11,154 after-tax gain from D&E's share of the sale, by its affiliate in December 1999, of its investment in Monor Telephone Company (MTT) in Hungary. The net income decrease was also partially attributable to D&E's sale of D&E SuperNet, Inc. in 1999 to OneMain.com, Inc. (OneMain). That transaction increased 1999 net income by $6,001 net of tax. During 2000, the OneMain shares were exchanged for EarthLink, Inc. shares and the net decrease in investment value reduced income in the current year by $2,245 net of tax. The equity in net loss of affiliate from the D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) increased net income from 1999 to 2000 by approximately $980. The expenses in connection with D&E's initiation of a competitive local exchange service in late 1999 and an Internet service in late 2000 accounted for most of the remaining decrease in net income. A change in accounting principle related to certain non-recurring fees also contributed $912 after tax to the decrease in net income in 2000, including $391 from D&E and $521 from D&E's share of EuroTel, L.L.C.'s (EuroTel) change in accounting principle.

     Operating activities generated $15,443, the largest source of cash flows in 2000. Investing activities generated $9,420 from a net decrease in investment in affiliated companies and $3,056 from the proceeds from the sale of temporary investments. The major uses of cash were $16,812 for capital expenditures and $5,955 for two acquisitions. Financing activities used $5,372 for payment of dividends, acquisition of treasury stock and repayment of long-term debt.


     Business Segments

     In 1998, D&E adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
     131). D&E analyzed its business by the nature of its products and services, the method of production and delivery of services, its regulatory environment and the types of customers served. D&E has reported four business segments in a format similar to information provided to management.

     The segments reported are: (i) Telecommunication Services, (ii) Telephone & Data Services, (iii) Wireless Services and (iv) International Communication Services. Telecommunication Services is distinguished by services provided primarily in a regulated market to all residences and businesses in a geographic service area. Its services are generally delivered through traditional telephone systems, and its revenues are earned primarily from volume of usage and lease of facilities. Telephone & Data Services is distinguished by services provided with minimal geographic and regulatory restrictions. Customers include residential and business long distance subscribers. Additionally, Telephone & Data Services customers include businesses that purchase telephone or computer network systems, which may be a one-time installation service as opposed to a monthly usage service. The two acquisitions made during 2000, which provide computer networking services, were added to the Telephone & Data Services segment. Wireless Services is distinguished by its marketing methods, service delivery, customer base and regulatory environment. The International Communication Services segment records income from equity in earnings of affiliates that operate in Europe under unique regulatory environments.


     2000 compared to 1999
     Operating Revenues

     Consolidated operating revenues for 2000 totaled $73,955, an increase of $10,428, or 16.4%, over 1999. The increase was made up of $7,135 from newly acquired companies, $1,759 from support services provided to various affiliated joint ventures and $1,534 from other sources.

     Telecommunication Services segment revenues increased 5.3% to $42,080 in 2000 from $39,944 in 1999. The increase was primarily related to a steady growth in the number of access lines and continued increases in network access services.

     - Local network services revenues increased 7.6% to $12,287 in 2000 from $11,417 in 1999. The increase in 2000 was partially related to a 3.6% increase in the number of access lines, which increased revenues approximately $317. Revenues generated by custom calling features, such as caller ID services, grew by $174 in 2000 over 1999.

     - Network access services revenues increased 8.5% to $19,938 in 2000 from $18,372 in 1999. The increase in 2000 was attributable to several factors, including increased numbers of access lines, minutes of use, circuits and client ports, for an increase of $1,811. The increase was primarily due to an increase in minutes-of-use call volumes. Rate decreases primarily from certain Interstate Carrier Access Billing System (CABS) settlements accounted for a $204 decline in access revenues.

     - Directory advertising revenues increased 13.0% to $3,701 in 2000 from $3,274 in 1999. The increase in 2000 was primarily related to an expanded directory and final settlement of the revenue from the prior year's directory.

     Telephone & Data Services segment revenues increased 31.5% to $23,152 in 2000 from $17,612 in 1999.

     - Revenues from newly acquired companies added $7,135 to 2000 revenues.

     - Revenues decreased $413 from computer network installations, repairs and modifications.

     - Telephone cabling and system installations decreased $1,169 from the prior year.

     - The decrease was partially offset by additional long distance service revenues. Minutes of use was 13% higher in 2000, accounting for an increase of approximately $208.

     Wireless Services segment revenues increased 36.8% to $8,863 in 2000 from $6,480 in 1999. The increase resulted from the continued growth of PCS ONE operations. Revenues were recorded for support services to PCS ONE on a cost reimbursement basis.

     International Communication Services segment revenues were $1,606 in 2000, compared with $1,274 in 1999. Support services to the European venture were recorded on a cost reimbursement basis.

     Operating Expenses

     Consolidated operating expenses for 2000 totaled $68,196, an increase of $13,796, or 25.4%, over 1999 operating expenses of $54,400.

     Network operations expenses are incurred in maintaining D&E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations expenses include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, videoconferencing and other materials and supplies. Expenses in this category increased 29.1% to $9,780 in 2000 from $7,578 in 1999. The 2000 increase was primarily related to the expansion of new competitive local exchange and Internet services initiated in late 1999 and 2000. These expenses include wages, benefits and training plus the cost of providing computers, software and office furnishings for an expanded staff.

     Network access expense decreased 11.9% to $2,613 in 2000 from $2,967 in 1999. Rate decreases were offset by Universal Service Fund increases and increases related to the addition of a competitive local exchange service implemented late in 1999.

     Directory advertising expense increased 8.8% to $2,448 in 2000 from $2,250 in 1999. The increase was related to the additional costs of publishing a larger telephone directory, required by an increasing number of telephone lines in service.

     Other communication services costs increased in 2000 to $13,058 from $8,411 in 1999. These costs increased $2,815 primarily from the addition of acquired companies. Providing support services to PCS ONE and other affiliates increased the expense by $1,792.

     Cost of communication products sold increased 6.6% to $9,005 in 2000 from $8,445 in 1999. An increase in costs of $1,606 in 2000 was attributable to the business generated by the newly acquired companies and was partially offset by a $1,031 decrease in telephone system and computer networking sales volume.

     Depreciation expense increased 24.1% to $12,129 in 2000 from $9,771 in 1999. The increase was largely due to an increase in property, plant and equipment in service. Amortization expense increased $866 as a result of additional goodwill related to the acquired companies.

     Marketing and customer services expense in 2000 increased 39.7% to $6,894 from $4,936 in 1999. The addition of acquired companies increased expenses by $660, and the launch of a new Internet service increased these expenses by $479. The remainder of the increase was attributable to wages and benefits involved in providing customer service to the expanding base of D&E Telephone residential customers, to D&E Telephone and Data Systems, Inc. computer networking and telephone systems customers, and to D&E Systems competitive local exchange business customer base.

     General and administrative services expense increased 22.2% to $12,269 in 2000 from $10,042 in 1999. The addition of acquired companies increased expense by $940 and the launch of a new Internet service increased general and administrative expenses by $552. The 2000 grant, in addition to the prior year's 1999 grant under the 1999 Long-Term Incentive Plan, increased expenses by $386 in 2000. Pennsylvania capital stock taxes decreased $212 from a lower tax rate.


     Operating Income

     Operating income for 2000 was $5,759, or 36.9% below the $9,127 recorded in 1999.

     Other Income (Expense)

     Other income (expense), net for 2000 was a loss of $18,004, compared with an income of $3,832 in 1999. The primary reasons for this change were:

     - Losses resulting from PCS ONE, with maturing operations in 2000, were reduced by $1,047.

     - D&E's share in the equity of EuroTel decreased $11,803 due to the sale of MTT which benefited 1999 income. EuroTel losses decreased $927 in 2000 from 1999 primarily from reduced operating expenses and interest expense before recording a $521 cumulative effect of an accounting change.

     - Gain on the sale of D&E SuperNet, Inc. to OneMain was $9,093 in 1999. Losses of $3,378 were recorded in 2000 on the exchange of OneMain for EarthLink, Inc. shares due to the acquisition of OneMain by EarthLink, Inc.

     - Interest expense decreased $39, as a result of principal repayments and a larger amount of interest related to increased construction being capitalized. Interest income increased $242 as a result of higher cash balances invested and additional advances to EuroTel.


     Income Taxes

     Federal and state income taxes decreased $5,659 to a benefit of $1,616 in 2000 from an expense of $4,043 in 1999. The change was primarily the result of lower pre-tax income due to gains in 1999 from the sales of D&E SuperNet shares and the MTT investment. The effective tax rates were 13.2% in 2000 and 31.2% in 1999.


     Accounting Changes

     In the fourth quarter of 2000, D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), retroactive to January 1, 2000, as required by the SEC. SAB 101 provides guidance on recognition of certain non-recurring fees and associated incremental direct expenses over the expected term of the customer relationship. As of January 1, 2000, the total cumulative effect of noncash deferred net revenues was $658, which was recorded as a change in accounting principle, net of income taxes of $267. Similarly, D&E's share of EuroTel's deferred net revenue included in the cumulative change was $521.

     During 2000, D&E adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
     133), which provides guidance for determining the fair value of derivative instruments. D&E had no impact on its results of operations as a result of adopting SFAS 133.

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

     - Local network services revenues increased 10.7% to $11,417 in 1999 from $10,314 in 1998. The 1999 increase was partially related to a 4.3% increase in the number of access lines, which increased revenues approximately $359. Local private network revenues and line connection charges increased by $453 as a result of PCS ONE and others contributing to the increased number of lines. Revenues generated by pay-per-use calling features and caller ID services grew by $97 in 1999 over 1998.

     - Network access services revenues increased 7.8% to $18,372 in 1999 from $17,049 in 1998. The 1999 increase was largely attributable to increased access lines, minutes of use, circuits and client ports for an increase of $868. The increase was primarily due to an increase in minutes-of-use call volumes. Rate decreases primarily from certain Interstate Carrier Access Billing System (CABS) settlements accounted for a $376 drop in access revenues.

     - Directory advertising revenues increased 5.5% to $3,274 in 1999 from $3,104 in 1998. The increase in 1999 was primarily related to an expanded directory.


     Telephone & Data Services segment revenues increased 36.6% to $17,612 in 1999 from $12,890 in 1998.

     - Increased revenues from computer network installations, repairs and modifications generated $2,288 of the increase.

     - Telephone cabling and system installations increased $1,451 from the prior year.

     - The increase was partially from additional long distance service revenues. Minutes of use was 17% higher in 1999, accounting for approximately $275 of the increase.

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

     Network operations expenses are incurred in maintaining D&E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations expenses include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, videoconferencing and other materials and supplies. Expenses in this category increased 9.4% to $7,578 in 1999 from $6,926 in 1998. The 1999 increase is primarily related to increased wages, benefits and training plus the cost of providing computers, software and office furnishings for an expanded staff.

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

     Cost of communication products sold increased 53.7% to $8,445 in 1999 from $5,496 in 1998. The increase in 1999 is attributable to increased telephone system and computer networking sales volume.

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

     General and administrative services expense increased 1.3% to $10,042 in 1999 from $9,915 in 1998. The increase in 1999 was partially from wage and benefit increases. Addition of the 1999 Long-Term Incentive Plan increased expenses by $333 in 1999. The Public Utility Realty Tax (PURTA) decreased $214 as a result of an additional assessment made during 1998.


     Operating Income

     Operating income for 1999 was $9,127, or 15.0% over the $7,937 recorded in 1998.


     Other Income (Expense)

     Other income (expense), net for 1999 was income of $3,832, compared with expense of $10,699 in 1998. The primary reasons for this change were:

     - Losses resulting from PCS ONE, which completed its second full year of operations in 1999, grew by $2,422.

     - D&E's share in the equity of EuroTel increased $11,803 related to the sale of MTT. Equity in EuroTel was reduced by an estimated cost of $512 for taxes to be assessed on the repatriation of a portion of the proceeds in January 2000. EuroTel losses increased $3,477 in 1999 primarily from operating expenses and interest expense increases. Operating results from the indirect investment in MTT in Hungary, prior to its disposition, increased by $1,584 due to more profitable operating results and more favorable currency translation rates in 1999. Operating losses related to the indirect investment in Pilicka Telephone (Pilicka) in Poland increased by $314 due to the initiation of services early in 1998 and continuing development in 1999.

     - Gain on the sale of D&E SuperNet, Inc. to OneMain was $9,093.

     - Gain on the sale of partnership interests in cellular investments of $1,659 in 1998 was not repeated in 1999.

     - As a result of the sales of partnership interests during 1998, equity in income of cellular investments decreased $90.

     - Interest expense decreased $556, primarily as a result of the debt canceled upon returning a PCS license in 1998. Interest income increased $144 related to additional advances to EuroTel offset by less interest income from D&E SuperNet.


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

     During 1998, D&E adopted AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on accounting for start-up activities and organization costs and requires these costs to be expensed as incurred. As a result of adopting this new standard, D&E expensed organization costs of $421, which was recorded as a cumulative effect of a change in accounting principle, net of income taxes of $170.

     The Federal Communications Commission (FCC) offered holders of C-Block PCS licenses several alternatives to the original payment terms for licenses financed by the FCC. Under the terms of the Amnesty Option selected, D&E returned the full license spectrum, reducing the license asset by $21,417. In return, the FCC canceled the principal and accrued interest payable on the financed portion of the license cost, thereby reducing liabilities by $13,296. The resulting loss was reported as an extraordinary item of $7,901, net of the related income tax benefits.


     Effects of Inflation

     It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 2001.


     FINANCIAL CONDITION

     Liquidity and Capital Resources

     D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and business development. D&E expects that presently foreseeable capital requirements for its existing business will be financed primarily through internally generated funds and additional debt. D&E had $3,527 in available cash and $8,667 of restricted temporary investments at December 31, 2000. However, additional short- or long-term debt or equity financing will be needed, and management has initiated a search for additional debt financing to fund new business development activities and to enhance D&E's capital structure within management's guidelines.

     During 2000, the primary source of funds was $15,443 provided by operating activities. During 1999, the primary source of funds was $17,824 provided by operating activities. Investing activities generated $9,420 cash in 2000 from the decrease in investment in affiliated companies. Additionally, a net decrease in temporary investments provided cash of $3,056 from investing activities.

     D&E invested $16,812 in capital expenditures during 2000, compared with $13,923 of capital additions in 1999. The major capital additions in both years were for digital switching and circuit equipment, computers and software, and poles and cable purchases to continually upgrade the telephone operating system. The 2000 capital additions also included the final 10% of the cost to complete construction of a building addition used by the Lancaster County 911 emergency control center and the beginning of construction on a new office building to accommodate employee growth. During 2000, two businesses were acquired for a combination of stock and cash. The cash portion of the payments made in 2000 was $5,955. Financing activities used $5,372, primarily for an increase in dividend payments and continued repurchase of treasury stock.

     As of December 31, 2000, D&E had unsecured lines of credit totaling $20,000 with two domestic banks. There were no outstanding amounts borrowed under these agreements during the year or at the end of the year. In January 2001, D&E began to draw on one of its lines primarily to fund office construction costs and the addition to computer hardware and software upgrades related to implementation of a new billing system. As of December 31, 2000, D&E had $8,667 of investments restricted in accordance with terms of a pledge of collateral D&E agreed to provide to a bank for a loan made to PenneCom B.V. (PenneCom) in December 1999. The collateral restriction will be in force until the loan is repaid, which management anticipates will be repaid with proceeds from the arbitration related to the sale of Pilicka and/or refinanced prior to December 31, 2001.

     Maturities of long-term debt over the next five years are $917 in 2001, $906 in 2002, $910 in 2003, $10,928 in 2004 and $855 in 2005. Maturities in
     2004 include the total principal balance of a note for $10,000 which is due in January 2004. D&E believes it will have adequate resources or the ability to refinance its debt to meet these obligations as they become payable. For further information regarding the interest rates on the unsecured lines of credit and the long-term debt and for current maturities of long-term debt during the next five years, see Note 10 to the financial statements.

     As a result of the restructuring associated with the exchange of D&E shares for D&E Telephone shares, D&E Telephone negotiated amendments, effective June 7, 1996, to the financial covenants contained in each of its three Senior Note Agreements. The amendments changed the limit on accumulated distribution of dividends and restricted investments from $9,000 plus 75% of D&E Telephone's accumulated consolidated net income to $5,000 plus 75% of D&E Telephone's accumulated consolidated net income. The distributions, restricted investments and consolidated net income are cumulative since June 30, 1991. These Senior Note Agreements of D&E Telephone are guaranteed by D&E. D&E's ratio of total debt to total debt plus capital increased to 27.7% at December 31, 2000, compared to 24.5% at December 31, 1999.


     OTHER

     In April 1999, PenneCom, a Netherlands limited liability company which provides communications services in Central Europe and is wholly-owned by EuroTel, a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell its shares of Pilicka, a Polish limited liability company, to Elektrim S.A. (Elektrim), a Polish corporation, for $140 million in cash and notes. However, a few days before the transaction was set to close, Elektrim issued written notice that it was repudiating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void (and of no further effect). On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its repudiation of the agreement was justified because, among other things, Pilicka altered its normal course of business, constituting a "material adverse change." In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in repudiating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The discovery, briefing and hearing phases on all liability issues were completed during 2000. The arbitration panel then ordered that a damages hearing be held in January 2001. After the conclusion of the damages hearing, the arbitration panel formally closed the arbitration. PenneCom is awaiting a ruling, which is expected during the first half of 2001. It is not possible at this time to predict the outcome of the arbitration.

     D&E became party to a loan agreement between a domestic bank and PenneCom in December 1999. As an inducement to the bank to lend up to $50,000 to PenneCom, D&E pledged $8,667 of investments as security on the loan, along with similar amounts by the other investors in EuroTel. PenneCom used the loan primarily to refinance higher interest debt. Management anticipates the loan will be repaid with proceeds from the arbitration and/or refinanced prior to December 31, 2001.

     In compliance with state statutes, commonly known as Chapter 30, D&E Telephone joined in a petition to the Pennsylvania Public Utility Commission (PUC) in July 1998 for an alternative form of regulation. In response to the PUC's initial Chapter 30 Order, in January 2000, D&E Telephone filed a petition for reconsideration. On March 30, 2000, the PUC issued a revised Order. D&E accepted the PUC Order and filed an amended plan to accelerate network modernization. Various parties to the litigation filed exceptions to which D&E Telephone filed a reply. On December 21, 2000, the PUC entered an Order granting the exceptions in part. Subsequently, D&E Telephone filed a re-modified Chapter 30 Plan on January 22, 2001. The Office of Consumer Advocate and Office of Trial Staff filed exceptions seeking minor modifications, to which D&E Telephone filed a reply. The matter remains pending before the PUC, which is expected to enter an Order by June 30, 2001. Subject to final regulatory approval, the plan will be adopted along with a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

     On February 25, 2000, Omnipoint Corporation merged into a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation, with Omnipoint Corporation as the surviving entity. The result was that Omnipoint Corporation became a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation.

     On May 17, 2000, PCS ONE entered into a financing agreement with a bank to provide a $70,000 credit facility. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital plus certain additional allowable deposit and license acquisition costs at a level of 66.7% of the funds borrowed. On December 31, 2000, D&E and VoiceStream have contributed $42,848, making $57,500 of the facility available. Approximately $40,000 of the proceeds were used to repay a vendor loan agreement under which D&E was jointly and severally liable to contribute up to a total of $50,000 equity to PCS ONE in the event that PCS ONE was unable to meet its obligations as they came due.

     On October 28, 1998 and October 30, 2000, D&E announced that its Board of Directors authorized the repurchase of up to $2,000 and $1,000 worth, respectively, of D&E common stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans and for issuance under D&E's Dividend Reinvestment Plan. Based on these authorizations, D&E had acquired 102,700 shares of its common stock as of December 31, 2000. Separately, the Board of Directors authorized the acquisition of 123,500 shares outside of the open market repurchase program.

     On January 7, 1998, D&E closed on an agreement pursuant to which a subsidiary of Citizens Communications Company (Citizens) purchased 1.3 million shares of newly issued D&E common stock. The price was $20.781 per share for 1.3 million shares, or $27,015. The investment by Citizens initially represented 17.5%, and was 17.6% at December 31, 2000, of the combined shares outstanding. If Citizens proposes to sell any shares of D&E common stock, Citizens must first give D&E the opportunity to repurchase them. Citizens has the right to require D&E to register for public sale the common stock Citizens acquired. Additionally, in connection with this agreement, D&E issued warrants to acquire 65,000 shares of common stock at $20.78 per share. These warrants expire on January 7, 2003. None of these warrants has been exercised.


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


Item 7A.  Quantitative and Qualitative Disclosure About Market Risks.

     D&E does not invest in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required under this Item is incorporated by reference from the material captioned "Directors", "Identification of Executive Officers", and "Section 16(A) Beneficial Ownership Reporting Compliance" in D&E's definitive proxy statement which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation.

     The information required under this Item is incorporated by reference from the material captioned "Executive Compensation" in D&E's definitive proxy statement which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required under this Item is incorporated by reference from the material captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in D&E's definitive proxy statement which will be filed within 120 days after the end of the fiscal year covered by this report.

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

     (b) Reports on Form 8-K. There was one current report on Form 8-K filed by the Registrant during the last quarter of 2000. On October 30, 2000, a Form 8-K was filed reporting that the D&E Board of Directors authorized the repurchase of up to $1,000,000 worth of the shares of its common stock.

     (c)  Exhibits. See Index to Exhibits.

     (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item (14) is set forth on pages F-1 through F-57. See Index to Financial Statements.

                                INDEX TO EXHIBITS

Exhibit             Identification
  No.                 of Exhibit                       Reference
-------             --------------                     ---------
2.        Plan of acquisition, reorganization,
          arrangement, liquidation or succession:

2.1       Agreement and Plan of Exchange Between       Incorporated herein by reference from Exhibit
          Denver and Ephrata Telephone and             2.1 to Amendment No. 2 to the Registration
          Telegraph Company (a Pennsylvania            Statement on Form S-4 (Registration No.
          corporation) and D&E Communications, Inc.    333-2960) filed by D&E on April 23, 1996.
          (a Pennsylvania corporation).

2.2       D&E Shareholder Agreement, dated as of       Incorporated herein by reference from Exhibit
          March 21, 1997, by and between D&E and       99.01 to the Form 8-K
          various shareholders of D&E.                 Current Report filed by D&E on April 7, 1997.

3.        Articles of Incorporation and By-laws:

3.1       Amended and Restated Articles of             Incorporated herein by reference from Exhibit
          Incorporation                                A to D&E's definitive proxy statement for its
                                                       1997 Annual Meeting of Shareholders filed
                                                       April 2, 1997.

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

9.        Voting Trust Agreement.

9.1       Voting Trust Agreement Among Shareholders    Incorporated herein by reference from Exhibit
          of Denver and Ephrata Telephone and          9.1 to D&E's 1995 Report on Form 10-K.
          Telegraph Company and Kay William Shober,
          Anne Brossman Sweigart, W. Garth Sprecher,
          Ronald E. Frisbie and John Amos as Voting
          Trustees, dated as of November 19, 1992.
          ("Voting Trust Agreement")

9.2       Amendment to the Voting Trust Agreement      Incorporated herein by reference from Exhibit
          dated as of December 31, 1995.               9.2 to D&E's 1995 Annual Report on Form 10-K.

Exhibit             Identification
  No.                 of Exhibit                       Reference
-------             --------------                     ---------
10.       Material Contracts

10.1      Denver and Ephrata Telephone and Telegraph   Incorporated herein by reference from Exhibit
          Company Executive Incentive Plan as revised  10.1 to D&E's 1997 Annual Report of Form 10-K.
          January 1998.*

10.2      AT&T Communications Standard Agreement       Incorporated herein by reference from Exhibit
          for the Provision of Telecommunications      10.2 to D&E's Registration Statement on
          Services and Facilities between AT&T         Form 10 filed by D&E on April 30, 1993.
          Communications of Pennsylvania, Inc.
          and Denver and Ephrata Telephone and
          Telegraph Company;
               Article 1 General Provisions,
                    effective May 25, 1984;
               Article 8-2 Billing and Collection
                    Services effective April 1,
                    1992;

10.3      Telecommunications Services and Facilities   Incorporated herein by reference from Exhibit
          Agreement between the Bell Telephone         10.3 to D&E's Registration Statement on
          Company of Pennsylvania and Denver and       Form 10 filed by D&E on April 30, 1993.
          Ephrata Telephone and Telegraph Company,
          effective January 1, 1986; and Amendment
          to Telecommunications Services and
          Facilities Agreement and the IntraLATA
          Compensation Agreement, dated May 7, 1992;
               Appendix 1 IntraLATA Telecommunications
                    Services, effective January 1,
                    1986;
               Appendix 2 Ancillary Services,
                    effective January 1, 1986;
               Appendix 5 Jointly Provided Feature
                    Group A Compensation effective
                    July 24, 1986; and
               Appendix 7 Extended Area Service,
                    effective October 1, 1988.

10.4      IntraLATA Compensation Agreement between     Incorporated herein by reference from Exhibit
          the Pennsylvania Non-Bell Telephone          10.4 to D&E's Registration Statement on
          Companies and Denver and Ephrata Telephone   Form 10 filed by D&E on April 30, 1993.
          and Telegraph Company, effective January
          1, 1986; and Amendment to Telecommunications
          Services and Facilities Agreement and the
          IntraLATA Compensation Agreement, dated
          May 7, 1992.

10.5      Agreement between Donnelley Directory,       Incorporated herein by reference from Exhibit
          a division of The Reuben H. Donnelley        10.5 to D&E's Registration Statement on
          Corporation Statement and Denver and         Form 10 filed by D&E on April 30, 1993
          Ephrata Telephone and Telegraph Company,
          dated April 19, 1991. Portions of this
          exhibit have been omitted pursuant to a
          request for confidential treatment and
          have been separately filed with the
          Commission.

10.6      Agreement for the Distribution of            Incorporated herein by reference from Exhibit
          Interstate Access Revenues between the       10.6 to D&E's Registration Statement on
          National Exchange Carrier Association,       Form 10 filed by D&E on April 30, 1993.
          Inc. and Denver and Ephrata Telephone
          and Telegraph Company, effective
          May 25, 1984.

Exhibit             Identification
  No.                 of Exhibit                                       Reference
-------             --------------                                     ---------
10.7      Agreement for the Provision of Enhanced      Incorporated herein by reference from Exhibit
          9-1-1 Services between the County of         10.7 to D&E's Annual Report on Form 10-K
          Lancaster and Denver and Ephrata Telephone   for the year ended December 31, 1999.
          and Telegraph Company, effective upon
          approval of the Pennsylvania Public Utility
          Commission which occurred May 18, 1994
               Attachment #1 Request for Proposal
                    as Amended;
               Attachment #2 Best and Final Offer,
                    April 28, 1994; Attachment #3
                    Clarifications to RFP;
               Attachment #4 Lancaster County;
                    Resolution #74, September 22, 1993;
               Attachment #5 Lancaster County;
                    Resolution #32, May 5, 1994;
               Attachment #6 Addenda, Errata,
                    Bulletins to Contract Documents;
               Attachment #7 Facility Lease; and
               Attachment #8 Tariffed Local Exchange
                    Carrier Services.

10.8      Modification #2 to the Agreement for         Incorporated herein by reference from Exhibit
          the Provision of Enhanced 9-1-1 Services     10.1 to D&E's Quarterly Report on Form 10-Q
          between the County of Lancaster and D&E      for the quarter ended September 30, 1999.
          Telephone Company, signed July 14, 1999.

10.9      D&E Shareholder Agreement, Exhibit D to      Incorporated herein by reference from Exhibit
          the Agreement and Plan of Merger by and      B to Amendment No. 1 to the Registration
          between D&E Communications, Inc. and         Statement on Form S-4 (Registration No.
          PCS One, Inc.                                333-18659) filed by D&E on January 21, 1997.

10.10     D&E Communications, Inc. Officer Incentive   Incorporated herein by reference from Exhibit
          Plan as revised January 1998.*               10.16 to D&E's 1997 Annual Report on Form 10-K.

10.11     Stock Acquisition Agreement between D&E      Incorporated herein by reference from Exhibit
          Communications, Inc. and Southwestern        10.1 to D&E's Quarterly Report on Form 10-Q
          Investments, Inc., a subsidiary of           for the quarter ended September 30, 1997.
          Citizens Utilities Company, dated
          November 3, 1997.

10.12     Limited Partnership Agreement by and         Incorporated herein by reference from Exhibit
          among D&E Wireless, Inc., Omnipoint          2.01 to the Form 8-K Current Report filed by
          Venture Partner I, L.L.C. and Omnipoint      D&E on December 2, 1997.
          Holdings, Inc.


Exhibit             Identification
No.                 of Exhibit                                        Reference
-------             --------------                                    ---------
21.       Subsidiaries of the Registrant

21.1      List of all subsidiaries of D&E.                            Filed herewith.

23        Consents

23.1      Consent of PricewaterhouseCoopers LLP, Philadelphia, PA     Filed herewith.

23.2      Consent of PricewaterhouseCoopers LLP, Rome, Italy          Filed herewith.

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

                                         D&E Communications, Inc.


Date   March 23, 2001                    By /s/ Anne B. Sweigart
                                            ------------------------------------
                                            Anne B. Sweigart
                                            President, Chairman of the Board,
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date   March 23, 2001                    By /s/ Anne B. Sweigart
                                            ------------------------------------
                                            Anne B. Sweigart
                                            President, Chairman of the Board,
                                            and Chief Executive Officer


Date   March 23, 2001                    By /s/ Robert M. Lauman
                                            ------------------------------------
                                            Robert M. Lauman
                                            Executive Vice President and
                                            Chief Operating Officer
                                            Member of the Board of Directors


Date   March 23, 2001                    By /s/ Thomas E. Morell
                                            ------------------------------------
                                            Thomas E. Morell
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Chief Accounting Officer)


Date   March 23, 2001                    By /s/ John Amos
                                            ------------------------------------
                                            John Amos
                                            Member of the Board of Directors


Date   March 23, 2001                    By /s/ Thomas H. Bamford
                                            ------------------------------------
                                            Thomas H. Bamford
                                            Member of the Board of Directors


Date   March 23, 2001                    By /s/ Paul W. Brubaker
                                            ------------------------------------
                                            Paul W. Brubaker
                                            Member of the Board of Directors

Date   March 23, 2001                    By /s/ Ronald E. Frisbie
                                            ------------------------------------
                                            Ronald E. Frisbie
                                            Member of the Board of Directors


Date   March 23, 2001                    By /s/ Robert A. Kinsley
                                            ------------------------------------
                                            Robert A. Kinsley
                                            Member of the Board of Directors


Date   March 23, 2001                    By /s/ G. William Ruhl
                                            ------------------------------------
                                            G. William Ruhl
                                            Senior Vice President, Member of
                                            the Board of Directors


Date   March 23, 2001                    By /s/ Steven B. Silverman
                                            ------------------------------------
                                            Steven B. Silverman
                                            Member of the Board of Directors


Date   March 23, 2001                    By /s/ W. Garth Sprecher
                                            ------------------------------------
                                            W. Garth Sprecher
                                            Vice President and Secretary,
                                            Member of the Board of Directors


Date   March 23, 2001                    By /s/ D. Mark Thomas
                                            ------------------------------------
                                            D. Mark Thomas
                                            Member of the Board of Directors

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                          ------
Item 8.   D&E Communications, Inc. and Subsidiaries.

     Report of Independent Accountants.                                   F - 1

     Consolidated Statements of Operations for the years
     ended December 31, 2000, 1999 and 1998.                              F - 2

     Consolidated Balance Sheets as of December 31, 2000 and 1999.        F - 3

     Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998.                              F - 4

     Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2000, 1999 and 1998.                        F - 5

     Notes to Consolidated Financial Statements                           F - 6


Item 14(d) D&E/Omnipoint Wireless Joint Venture, L.P.

     Cover Page.                                                          F - 23

     Table of Contents.                                                   F - 24

     Report of Independent Accountants.                                   F - 25

     Balance Sheets as of December 31, 2000 and 1999.                     F - 26

     Statements of Operations For the Years Ended December 31,
     2000, 1999 and 1998.                                                 F - 27

     Statement of Changes in Partners' Capital For the Years
     Ended December 31, 2000, 1999 and 1998.                              F - 28

     Statements of Cash Flows For the Years Ended December 31,
     2000, 1999 and 1998.                                                 F - 29

     Notes to Financial Statements.                                       F - 30


Item 14 (d) EuroTel L.L.C.

     Cover Page.                                                          F - 38

     Report of Independent Accountants.                                   F - 39

     Consolidated Balance Sheets as of December 31, 2000 and 1999.        F - 40

                                                                           Page
                                                                          ------
     Consolidated Statements of Operations For the Years
     Ended December 31, 2000, 1999 and 1998.                              F - 41

     Consolidated Statements of Members' Equity (Deficit)
     and Comprehensive Income (Loss) For the Years Ended
     December 31, 2000, 1999 and, 1998.                                   F - 42

     Consolidated Statements of Cash Flows For the Years
     Ended December 31, 2000, 1999 and, 1998.                             F - 43

     Notes to Consolidated Financial Statements.                          F - 44

                        Report of Independent Accountants


To the Board of Directors and Shareholders of D&E Communications, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company changed its method of accounting for the recognition of certain non-recurring fees and associated incremental direct expenses in 2000 and changed its method of accounting for computer software costs in 1999.


/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 8, 2001

                   D & E Communications, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              For the years ended December 31, 2000, 1999 and 1998
                    (In thousands, except per-share amounts)


                                                                  2000        1999        1998
                                                                --------    --------    --------
OPERATING REVENUES
   Communication service revenues ...........................   $ 60,701    $ 50,574    $ 44,122
   Communication products sold ..............................     11,798      11,668       7,973
   Other ....................................................      1,456       1,285       1,216
                                                                --------    --------    --------
      Total operating revenues ..............................     73,955      63,527      53,311

OPERATING EXPENSES
   Communication service expenses ...........................     27,899      21,206      17,036
   Cost of communication products sold ......................      9,005       8,445       5,496
   Depreciation and amortization ............................     12,129       9,771       9,372
   Marketing and customer services ..........................      6,894       4,936       3,555
   General and administrative services ......................     12,269      10,042       9,915
                                                                --------    --------    --------
      Total operating expenses ..............................     68,196      54,400      45,374
                                                                --------    --------    --------
         Operating income ...................................      5,759       9,127       7,937

OTHER INCOME (EXPENSE)
   Equity in net losses of affiliates .......................    (14,822)     (4,956)    (11,398)
   Interest expense .........................................     (1,779)     (1,818)     (2,374)
   Gain (loss) on investments ...............................     (3,378)      9,093       1,659
   Other, net ...............................................      1,975       1,513       1,414
                                                                --------    --------    --------
      Total other income (expense) ..........................    (18,004)      3,832     (10,699)
                                                                --------    --------    --------

         Income (loss) before income taxes, dividends on
            utility preferred stock, cumulative effect of
            accounting change and extraordinary item ........    (12,245)     12,959      (2,762)

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
   Income taxes .............................................     (1,616)      4,043       1,276
   Dividends on utility preferred stock .....................         65          65          65
                                                                --------    --------    --------
      Total income taxes and dividends on
         utility preferred stock ............................     (1,551)      4,108       1,341
                                                                --------    --------    --------
            Income (loss) before cumulative effect of
               accounting change and extraordinary item .....    (10,694)      8,851      (4,103)

   Cumulative effect of change in accounting
      principle, net of income tax benefit of $267, $0
      and $170 ..............................................       (912)         --        (251)
   Extraordinary loss on early extinguishment of
      debt, net of income tax benefit of $220................         --          --      (7,901)
                                                                --------    --------    --------
NET INCOME (LOSS) ...........................................   ($11,606)   $  8,851    ($12,255)
                                                                ========    ========    ========
   Average common shares outstanding ........................      7,371       7,385       7,416

BASIC EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) before accounting change and
      extraordinary item ....................................     ($1.45)   $   1.20      ($0.55)
   Cumulative effect of accounting change ...................      (0.12)         --       (0.03)
   Extraordinary item .......................................         --          --       (1.07)
                                                                --------    --------    --------
      Net income (loss) per common share ....................     ($1.57)   $   1.20      ($1.65)
                                                                ========    ========    ========
   Dividends per common share ...............................    $  0.45    $   0.39     $  0.39
                                                                ========    ========    ========

                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 2000 and 1999
                                 (In thousands)

                                                                                 2000         1999
                                                                              ---------    ---------
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..............................................   $   3,527    $   1,674
   Temporary investments, including $8,667 and $0 restricted ..............       8,670       11,726
   Accounts receivable ....................................................      12,290        7,787
   Accounts receivable - affiliated companies .............................       5,714        2,956
   Inventories, lower of cost or market, at average cost ..................       2,080        1,302
   Prepaid expenses .......................................................       2,661        1,088
   Other ..................................................................         575          310
                                                                              ---------    ---------
      TOTAL CURRENT ASSETS ................................................      35,517       26,843
                                                                              ---------    ---------
INVESTMENTS
   Investments and advances in affiliated companies .......................          --       14,190
   Investments available-for-sale .........................................       2,518        6,371
                                                                              ---------    ---------
                                                                                  2,518       20,561
                                                                              ---------    ---------
PROPERTY, PLANT AND EQUIPMENT
   In service .............................................................     147,263      131,753
   Under construction .....................................................       7,913        4,092
                                                                              ---------    ---------
                                                                                155,176      135,845
   Less accumulated depreciation ..........................................      79,321       69,949
                                                                              ---------    ---------
                                                                                 75,855       65,896
                                                                              ---------    ---------
OTHER ASSETS
   Other ..................................................................      10,331        1,354
                                                                              ---------    ---------
TOTAL ASSETS ..............................................................   $ 124,221    $ 114,654
                                                                              =========    =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Long-term debt maturing within one year ................................   $     917    $   1,007
   Accounts payable and accrued liabilities ...............................      18,975        9,662
   Accrued taxes ..........................................................         387          324
   Accrued interest and dividends .........................................         431          439
   Advance billings, customer deposits and other ..........................       3,672        1,224
                                                                              ---------    ---------
      TOTAL CURRENT LIABILITIES ...........................................      24,382       12,656
                                                                              ---------    ---------
LONG-TERM DEBT ............................................................      20,907       21,582
                                                                              ---------    ---------
OTHER LIABILITIES
   Equity in losses of affiliates in excess of investments and advances....      11,435           --
   Deferred income taxes ..................................................       6,696        9,785
   Other ..................................................................       3,993          861
                                                                              ---------    ---------
                                                                                 22,124       10,646
                                                                              ---------    ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
   par value $100, cumulative, callable at par at the option
   of the Company, authorized 20,000 shares,
   outstanding 14,456 shares ..............................................       1,446        1,446
                                                                              ---------    ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
   Common stock, par value $.16, authorized shares 30,000,000 .............       1,214        1,194
      Outstanding shares: 7,372,054 at December 31, 2000
                          7,339,362 at December 31, 1999
   Additional paid-in capital .............................................      39,374       37,026
   Unrealized gain (loss) on investments ..................................         467         (539)
   Unearned ESOP compensation .............................................          --         (153)
   Retained earnings ......................................................      18,366       33,281
   Treasury stock at cost: 226,194 shares at December 31, 2000
                           146,112 shares at December 31, 1999 ............      (4,059)      (2,485)
                                                                              ---------    ---------
                                                                                 55,362       68,324
                                                                              ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................   $ 124,221    $ 114,654
                                                                              =========    =========


                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                       2000        1999        1998
                                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .............................................   ($11,606)   $  8,851    ($12,255)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Extraordinary loss on early extinguishment of debt..........         --          --       7,901
      Depreciation and amortization ..............................     12,129       9,771       9,809
      Deferred income taxes ......................................     (3,369)      2,309       1,230
      Equity in net losses of affiliates .........................     15,334       4,956      11,398
      Tax benefits applicable to ESOP ............................          3           8          12
      (Gain) loss on investments .................................      3,378      (9,093)     (1,659)
      Loss on retirement of property, plant and equipment ........         12          24          43
   Changes in operating assets and liabilities:
      Accounts receivable ........................................     (2,051)       (678)        (45)
      Inventories ................................................       (599)       (274)       (137)
      Prepaid expenses ...........................................     (1,471)      2,570        (372)
      Accounts payable and accrued liabilities ...................      1,862       1,738      (1,899)
      Accrued taxes and accrued interest .........................         44        (177)         (2)
      Advance billings, customer deposits and other ..............      1,533      (2,200)        323
      Other, net .................................................        244          19        (518)
                                                                     --------    --------    --------
         Net Cash Provided By Operating Activities ...............     15,443      17,824      13,829
                                                                     --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net of proceeds from sales and
      removal costs ..............................................    (16,812)    (13,923)     (7,735)
   Proceeds from sale of temporary investments ...................     54,001      38,321      24,000
   Purchase of temporary investments .............................    (50,945)    (35,241)    (38,805)
   Acquisition of businesses, net of cash acquired of $18 ........     (5,955)         --          --
   Proceeds from sale of investments .............................      2,073       2,476       2,375
   Increase in investments and advances to affiliates ............    (37,006)    (31,940)    (31,591)
   Decrease in investments and repayments from affiliates ........     46,426      22,252      28,800
                                                                     --------    --------    --------
         Net Cash Used In Investing Activities ...................     (8,218)    (18,055)    (22,956)
                                                                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends on common stock .....................................     (3,094)     (2,690)     (2,701)
   Payments on long-term debt ....................................     (1,005)       (854)     (6,855)
   Proceeds from issuance of common stock ........................        301         303      26,253
   Purchase of treasury stock ....................................     (1,574)     (2,046)       (439)
                                                                     --------    --------    --------
         Net Cash Provided By (Used In) Financing Activities .....     (5,372)     (5,287)     16,258
                                                                     --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................      1,853      (5,518)      7,131

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR ..... ................      1,674       7,192          61
                                                                     --------    --------    --------
   END OF YEAR ...................................................   $  3,527    $  1,674    $  7,192
                                                                     ========    ========    ========


                See notes to consolidated financial statements.

                   D&E Communications, Inc. and Subsidiaries
                Consolidated Statements of Shareholders' Equity
              For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                       2000                    1999                     1998
                                                                Shares      Amount      Shares      Amount      Shares      Amount
                                                               --------    --------    --------    --------    --------    --------
COMMON STOCK
   Balance at beginning of year ............................      7,485    $  1,194       7,460    $  1,190       6,129    $    977
   Common stock issued for acquisitions ....................         93          15          --          --          --          --
   Common stock issued in private placement ................         --          --          --          --       1,300         208
   Common stock issued for Employee Stock Purchase, Long-
      Term Incentive and Dividend Reinvestment Plans .......         30           5          25           4          31           5
                                                               --------    --------    --------    --------    --------    --------
   Balance at end of year ..................................      7,608       1,214       7,485       1,194       7,460       1,190
                                                               --------    --------    --------    --------    --------    --------
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year ............................                 37,026                  36,546                  10,341
   Common stock issued for acquisitions ....................                  1,753                      --                      --
   Common stock issued in private placement ................                     --                      --                  25,697
   Common stock issued for Employee Stock Purchase, Long-
      Term Incentive and Dividend Reinvestment Plans .......                    595                     480                     508
                                                                           --------                --------                --------
   Balance at end of year ..................................                 39,374                  37,026                  36,546
                                                                           --------                --------                --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of year ............................                   (539)                     --                      --
   Unrealized loss on investments ..........................                 (1,269)                   (539)                     --
   Reclassification adjustment for losses included in
      net loss .............................................                  2,275                      --                      --
                                                                           --------                --------                --------
   Balance at end of year ..................................                    467                    (539)                     --
                                                                           --------                --------                --------
UNEARNED ESOP COMPENSATION
   Balance at beginning of year ............................                   (153)                   (429)                   (695)
   Reduction of ESOP trust loan ............................                    153                     276                     266
                                                                           --------                --------                --------
   Balance at end of year ..................................                     --                    (153)                   (429)
                                                                           --------                --------                --------
RETAINED EARNINGS
   Balance at beginning of year ............................                 33,281                  27,294                  42,402
   Net income (loss) .......................................                (11,606)                  8,851                 (12,255)
   Tax benefits from dividends paid to ESOP ................                      3                       8                      12
   Dividends on common stock: $.45, $.39, $.39 per share ...                 (3,312)                 (2,872)                 (2,865)
                                                                           --------                --------                --------
   Balance at end of year ..................................                 18,366                  33,281                  27,294
                                                                           --------                --------                --------
TREASURY STOCK
   Balance at beginning of year ............................       (146)     (2,485)        (38)       (439)         --          --
   Treasury stock acquired .................................        (80)     (1,574)       (108)     (2,046)        (38)       (439)
                                                               --------    --------    --------    --------    --------    --------
   Balance at end of year ..................................       (226)     (4,059)       (146)     (2,485)        (38)       (439)
                                                               --------    --------    --------    --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY .................................      7,382    $ 55,362       7,339    $ 68,324       7,422    $ 64,162
                                                               ========    ========    ========    ========    ========    ========
COMPREHENSIVE INCOME (LOSS)
   Net income (loss) .......................................               ($11,606)               $  8,851                ($12,255)
   Unrealized loss on investments, net of income
      tax benefit of ($581) and ($184) .....................                 (1,269)                   (539)                     --
   Reclassification adjustment for losses included in
      net loss, net of income tax of $1,172 ................                  2,275                      --                      --
                                                                           --------                --------                --------
   Total comprehensive income (loss) .......................               ($10,600)               $  8,312                ($12,255)
                                                                           ========                ========                ========


                 See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)


1.   Nature of Business

Description and Principles of Consolidation

D&E Communications, Inc. and its subsidiaries (D&E) provide communications services and equipment to customers in the south central Pennsylvania market and in certain areas of Eastern Europe. D&E's consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone); D&E Telephone and Data Systems, Inc. (TDS); D&E Wireless, Inc. (Wireless); D&E Investments, Inc. (Investments); D&E Systems, Inc.; and PCS Licenses, Inc. D&E Marketing Corp. was merged into Investments in January 1999. During 2000, D&E acquired two companies that provide computer networking services. On December 31, 2000, TDS merged these operations and renamed the surviving entity D&E Networks, Inc. All significant intercompany balances and transactions are eliminated in consolidation. The accounts of D&E Telephone are reported using generally accepted accounting principles applicable to regulated entities.

D&E provides local and long distance telephone services, including enhanced calling features, high-speed data services and Internet access services. D&E offers computer networking and repair services and both sells and installs communications equipment, such as telephone systems and data communications products. D&E also provides services for directory advertising, local billing and collection and support services to its affiliated companies. D&E began offering Internet access services and equipment in October 2000.

D&E has a 50% interest in PCS ONE, a partnership that provides Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications. D&E also has a 33% interest in EuroTel, L.L.C. (EuroTel), a domestic joint venture that owns an international investment in Pilicka Telephone (Pilicka), a telecommunications company located in Poland. These investments are accounted for on the equity method. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of operations.


Regulatory Environment and Competition

A substantial portion of D&E's operations is subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). The passage of the Telecommunications Act of 1996 (the 1996 Act) provided comprehensive changes to federal and state regulations that govern telecommunications. D&E's local exchange company currently qualifies as a rural telephone company and is exempt until July 2001 from certain provisions of the 1996 Act. D&E applied for an additional one-year extension beyond July 2001 of its exemption from certain provisions of the 1996 Act.

D&E files its own tariff rates with the PUC for such services as dial tone and calling features. In compliance with state statutes, commonly known as Chapter 30, D&E joined in a petition to the PUC in July 1998 for an alternative form of regulation. D&E's Chapter 30 plan is pending before the PUC which is expected to enter an Order by June 30, 2001. Subject to final regulatory approval, the plan will be adopted along with a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

D&E expects both to experience an increasing amount of competitive pressures and to encounter opportunities in new markets. No estimate can be made of the financial impacts of these changes.


Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers in D&E's customer base.


2.   Significant Accounting Policies

Use of Estimates

The preparation of financial statements under generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.


Recent Pronouncements

D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) in the fourth quarter of 2000, retroactive to January 1, 2000, as required by the SEC. SAB 101 provides guidance on recognition of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct expenses over the expected term of the customer relationship. As of January 1, 2000, the total cumulative effect of noncash deferred net revenues was $658, which was recorded as a cumulative effect of a change in accounting principle, net of income taxes of $267. Similarly, D&E's share of EuroTel's deferred net revenue included in the cumulative change was $521. At December 31, 2000, D&E had $1,975 of deferred revenue and $1,317 of deferred costs.

During 2000, D&E adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which provides guidance for determining the fair value of derivative instruments. D&E had no impact on its results of operations as a result of adopting SFAS 133.

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


Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of 24 years for buildings, 3 to 27 years for equipment and 14 to 48 years for outside plant facilities. Depreciation as a percentage of average depreciable plant in service amounted to 8.1% in 2000, 7.6% in 1999 and 7.4% in 1998.

When depreciable regulated telephone property is retired, the original cost of the asset, net of salvage, is charged to accumulated depreciation. Any gains or losses on disposition are amortized over the service lives of the remaining assets. When other depreciable property is retired, the gain or loss is recognized as an element of other income. The costs of maintenance and repairs are charged to operating expense.


Intangible Assets

The cost in excess of the fair value of net assets acquired is recorded as goodwill and included in other long-term assets. Amortization expense for goodwill is recorded on a straight-line basis over five years. Goodwill at December 31, 2000 and 1999 was $9,203 and $515, respectively. The related accumulated amortization was $1,295 and $326, respectively.

Impairment of Long-Lived Assets

Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," D&E reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future cash flows. D&E has determined there has been no impairment to the carrying values of such assets in 2000 and 1999.


Advertising

D&E expenses advertising costs as incurred. Advertising expenses were $1,255 for 2000, $748 for 1999 and $267 for 1998.


Capitalized Interest

The cost of funds used to finance construction projects is capitalized as part of the construction costs. Capitalized interest on regulated telephone construction projects is recorded as Allowance for Funds Used During Construction (AFUDC), a noncash element of other income. Interest costs related to nonregulated construction projects are reflected as a cost of assets and a reduction of interest expense. Interest costs capitalized on assets were $265 for 2000, $46 for 1999 and $58 for 1998.


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


Earnings per Common Share

D&E calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except the denominator is increased to include contingently issuable common shares. Since the exercise price of D&E's issued and outstanding warrants is slightly lower than the December 31, 2000, market price of D&E stock, there is no difference between basic and diluted earnings per share in any of the periods presented.


Comprehensive Income

In January 1998, D&E adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. Comprehensive income consists of net income and other gains and losses from non-owner sources affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income.

Reclassifications

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.


3.   Cash Flow Information

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

                                             2000           1999           1998
                                            ------         ------         ------
Interest expense ..................         $1,698         $1,815         $2,019
Income taxes ......................          2,361          1,441          1,315


D&E recorded noncash transactions in connection with its investing and financing activities. At December 31, 2000, accounts payable included capital expenditures of $3,580 and advances to affiliates of $1,807. During 2000, D&E issued common stock for the following: $1,768 for business acquisitions, $80 for compensation and $217 for dividends reinvested. D&E also recorded long-term liabilities in 2000 of $1,572 in connection with business acquisitions (see Note 4).

On March 25, 1999, D&E exchanged its investment in D&E SuperNet, Inc. for cash and an investment in OneMain.com, Inc. (OneMain) (see Note 6). The value of the OneMain shares received in the exchange was $6,870.

On December 31, 1998, D&E made an additional investment in PCS ONE of $1,557 through a contribution of its PCS licenses for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York/Hanover, PA. In August 1998, D&E acquired additional equity in EuroTel by converting $4,555 of its note receivable from EuroTel into an additional equity investment.

On June 8, 1998, D&E elected the FCC's Amnesty Option for the return of the C-Block PCS license (see Note 9), and as a result, the FCC note payable of $11,879 was extinguished along with $1,178 of accrued interest.


4.   Acquisitions

On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider. On August 1, 2000, D&E acquired all of the outstanding shares of Alternate Solutions, Inc., a computer network service provider. The acquisitions were financed by payments of $5,973 cash, 93,388 shares of D&E common stock valued at $1,768 and future payments of $1,572 due to the sellers. The transactions were accounted for under the purchase method of accounting. Neither of the individual company's results of operations nor their combined results of operations prior to the acquisitions would have made a material change in D&E's earnings if such results had been included from the beginning of the year. Goodwill of $8,688 related to the acquisitions is being amortized over five years using the straight-line method.

5.   Investments Available-for-Sale

The following is a summary of the Company's investments in marketable equity securities:

                                                         2000             1999
                                                       -------          -------
At December 31:
Cost basis ..................................          $ 1,646          $ 7,094
Unrealized gains (losses) ...................              872             (723)
                                                       -------          -------
Fair value ..................................          $ 2,518          $ 6,371
                                                       =======          =======


6.   Sale of Investments in Affiliated Companies

In March 1999, D&E sold its 50% interest in D&E SuperNet, Inc. in exchange for $2,420 in cash and $6,814 in common stock of OneMain. D&E earned additional consideration of $112 from the exchange upon D&E SuperNet, Inc. meeting certain operational and earnings margin requirements. The additional consideration was paid $56 in cash and $56 in stock. The proceeds from this exchange generated a 1999 gain of $9,093, or $6,001 net of income taxes. In September 2000, OneMain was acquired by EarthLink, Inc. (EarthLink). D&E exchanged its investment in OneMain for $2,070 in cash and $1,421 in common stock of EarthLink. This transaction generated a loss of $3,378, or $2,245 net of income taxes. The investments in EarthLink and OneMain are reported as available-for-sale securities and valued at market price.

In May 1998, D&E sold its 15% interest in Berks and Reading Area Cellular Enterprises for $2,375. The proceeds from the sale of this investment generated a gain of $1,659, or $1,062 net of income taxes.


7.   Equity Investments in Affiliated Companies

D&E/Omnipoint Wireless Joint Venture, L.P.

D&E owns a 50% interest in D&E/Omnipoint Wireless Joint Venture, L.P., doing business as PCS ONE. PCS ONE is a domestic joint venture formed for the purpose of providing PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading Basic Trading Areas. The joint venture will operate for an initial period of 10 years, with provisions for subsequent renewals.


EuroTel, L.L.C.

D&E owns a 33% investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications company that holds a 100% investment in Pilicka located in Poland. In April 1999, PenneCom entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. The discovery, briefing and hearing phases on all liability issues were completed during 2000. A hearing of claims for damages was conducted in January 2001, and the arbitration panel formally closed the arbitration. It is not possible to predict the outcome of the arbitration.

In December 1999, PenneCom sold its 48% interest in Monor Telephone Company
(MTT). Early in January 2000, D&E received $14,051 in cash related to the sale of MTT. The funds were placed into temporary investments, including a $8,667 portion which is restricted in accordance with terms of a pledge of collateral D&E agreed to provide to a bank for a loan made to PenneCom in December 1999 (see Note 12).

The equity investments in EuroTel are subject to the risks of foreign currency translation changes, which are included in the earnings results of PenneCom, MTT and Pilicka.

Summarized financial information for EuroTel, PCS ONE and other affiliates is presented as follows:


EuroTel

                                                 2000        1999        1998
                                               --------    --------    --------
At December 31:
Current assets .............................   $  3,026    $ 50,141    $  9,085
Noncurrent assets ..........................     44,422      38,089      33,038
Current liabilities ........................     25,374      19,769       7,578
Noncurrent liabilities .....................     48,813      63,289      37,114
Years ended December 31:
Net sales ..................................   $  4,930    $  3,413    $    643
Gain (loss) from joint venture .............         --       1,524        (649)
Gain (loss) on foreign currency translation          60        (824)       (650)
Net income (loss) ..........................    (18,385)     13,853      (9,789)


PCS ONE

                                                 2000        1999        1998
                                               --------    --------    --------
At December 31:
Current assets ............................    $  6,639    $  1,898    $  2,381
Noncurrent assets .........................      43,726      40,504      38,189
Current liabilities .......................      12,798       7,625       6,048
Noncurrent liabilities ....................      61,249      41,964      27,026
Years ended December 31:
Net sales .................................    $ 30,947    $ 17,081    $  4,751
Net loss ..................................     (18,475)    (20,404)    (15,726)


Other Affiliates

                                                 2000        1999        1998
                                               --------    --------    --------
At December 31:
Current assets .....................           $     --    $     --    $    297
Noncurrent assets ..................                 --          --       3,211
Current liabilities ................                 --          --       2,956
Years ended December 31:
Net sales ..........................           $     --    $  1,745    $ 13,161
Income from joint venture ..........                 --          --         708
Loss on foreign currency translation                 --          --      (3,080)
Net loss ...........................                 --         (42)       (411)

The summary of changes for D&E's investments in affiliates is as follows:

                                                 2000        1999        1998
                                               --------    --------    --------
Equity loss ........................           $(15,334)   $ (4,956)   $(11,398)
Investments ........................              1,750       5,498      10,094
Sale of investments ................                 --        (252)       (716)
Distributions ......................            (12,619)         --          --
                                               --------    --------    --------
Total activity .....................           $(26,203)   $    290    $ (2,020)
                                               ========    ========    ========


D&E provides support services to its affiliated companies. Amounts owed to D&E for working capital provided and services performed for EuroTel, PenneCom and Pilicka at December 31, 2000 and 1999, were $4,703 and $4,988, respectively. The accounts receivable from PCS ONE at December 31, 2000 and 1999, for working capital provided, services performed and management fees totaled $7,045 and $3,394, respectively. Amounts owed to D&E for services performed for D&E SuperNet, Inc. at December 31, 2000 and 1999, were $0 and $110, respectively. These amounts represent either short-term or long-term accounts receivable due from affiliates.


8.   Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

                                                           2000           1999
                                                         --------       --------
Land and buildings ...............................       $ 33,513       $ 30,826
Digital switching equipment ......................         48,721         43,103
Outside plant facilities .........................         44,953         41,712
Telecommunications equipment for rental ..........          3,361          3,437
Computers and office equipment ...................         11,363          8,835
Other equipment ..................................          5,352          3,840
Plant under construction .........................          7,913          4,092
                                                         --------       --------
Total property, plant and equipment ..............        155,176        135,845
Less accumulated depreciation ....................         79,321         69,949
                                                         --------       --------
Property, plant and equipment, net ...............       $ 75,855       $ 65,896
                                                         ========       ========



9.   Return of PCS License

On June 8, 1998, under the terms of the FCC Amnesty Option, D&E returned to the FCC the full license spectrum for the C-Block PCS license for the Lancaster Basic Trading Area. As a result, the license was retired at a cost of $21,417, and the related FCC note payable of $11,879 was extinguished along with $1,178 of accrued interest. As a result of the early retirement, D&E recorded an extraordinary loss of $7,901, net of the related income tax benefit, or a loss of $1.07 per common share.

10.  Notes Payable and Long-Term Debt

D&E had unsecured lines of credit with domestic banks totaling $20,000 at December 31, 2000. These lines of credit are payable on demand and provide D&E with the option to borrow at prevailing interest rates. There was no amount outstanding under the lines of credit as of December 31, 2000 and 1999.

Long-term debt at December 31 consisted of the following:

                                                             2000         1999
                                                           -------      -------
8.95% ESOP Note due 2000 ............................      $    --      $   153
6.49% Senior Notes due 2004 .........................       10,000       10,000
7.55% Senior Notes due 2007 .........................        3,182        3,636
9.18% Senior Notes due 2021 .........................        8,400        8,800
Other ...............................................          242           --
                                                           -------      -------
                                                            21,824       22,589
Less current maturities .............................          917        1,007
                                                           -------      -------
Total long-term debt ................................      $20,907      $21,582
                                                           =======      =======


In July 1992, D&E borrowed $2,080 from a local bank to finance the purchase of 240,000 shares of D&E common stock for the Employee Stock Ownership Plan (the ESOP Note). The ESOP Note was paid in full in December 2000. Interest was payable quarterly and principal payments of $208 were due annually.

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

Other debt consists of equipment capital leases assumed in the business acquisitions during 2000. Payments are due monthly with interest rates from 9.9% to 17.3%. Final due dates range from January 2001 to October 2004.

Under covenants contained in D&E Telephone Senior Note Agreements, the maximum amount of D&E Telephone's consolidated debt balance should not exceed 50% of the sum of D&E Telephone's consolidated debt plus consolidated tangible net worth. At December 31, 2000 and 1999, D&E was in compliance with the debt covenants.

Based on the borrowing rate currently available to D&E for bank loans, the fair market value of long-term debt is $22,186.

Maturities of long-term debt for each year ending December 31, 2001 through 2005, are as follows:

                    Year                        Aggregate Amount
                    ----                        ----------------
                    2001                             $   917
                    2002                                 906
                    2003                                 910
                    2004                              10,928
                    2005                                 855



11.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December
31:

                                                               2000        1999
                                                             -------     -------
Trade payables .........................................     $12,102     $ 4,326
Accrued compensation ...................................       2,733       2,066
Accrued pension ........................................       1,520       1,520
Other ..................................................       2,620       1,750
                                                             -------     -------
Total accounts payable and accrued liabilities .........     $18,975     $ 9,662
                                                             =======     =======


12.  Commitments and Contingencies

The terms of the business acquisition agreements entered into in 2000 require future payments to the sellers of $510 in 2001, $613 in 2002 and $716 in 2003. Interest is imputed at 7.7%.

Under the terms of the PCS ONE limited partnership agreement, D&E agreed to provide funding to PCS ONE for up to $1,000 per year, provided that the total accumulated funding does not exceed $5,000. D&E may be requested to lend amounts above the $1,000 annually under the terms of the limited partnership agreement.

In May 2000, PCS ONE entered into a financing agreement with a bank to provide a $70,000 credit facility. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital plus certain additional allowable deposit and license acquisition costs at a level of 66.7% of the funds borrowed. On December 31, 2000, the partners had an allowable capital contribution of $42,848, making $57,500 of the facility available.

D&E became a party to a $40,000 loan agreement between a domestic bank and PenneCom in December 1999. The loan amount was increased to $50,000 in August 2000. D&E, along with the other investors in EuroTel, pledged security on the loan, which management anticipates will be repaid in conjunction with the sale of Pilicka. D&E pledged a total of $8,667 of investments as collateral. PenneCom used the loan primarily to refinance higher interest debt. Under covenants contained in the agreement, D&E is required to maintain a ratio of debt to cash flow not to exceed 2.75 to 1. For the purpose of this covenant, cash flow includes net income plus depreciation, amortization, interest expense and loss from foreign investments. At December 31, 2000 and 1999, D&E was in compliance with the debt covenants.

13.  Income Taxes

The provision for income taxes consists of the following:

                                           2000            1999           1998
                                         -------         -------        -------
Current:
   Federal ......................        $   485         $   884        $  (756)
   State ........................            944             981            764
                                         -------         -------        -------
                                           1,429           1,865              8
Deferred:
   Federal ......................         (2,990)          2,069            380
   State ........................            (55)            109            888
                                         -------         -------        -------
                                          (3,045)          2,178          1,268
                                         -------         -------        -------
Total income taxes ..............        $(1,616)        $ 4,043        $ 1,276
                                         =======         =======        =======


The effective income tax rate on consolidated pre-tax earnings differs from the federal income tax statutory rate for the following reasons:

                                                     2000      1999      1998
                                                    ------    ------    ------
Federal statutory rate .........................     34.0%     34.0%     34.0%
Increase (decrease) resulting from:
   State income taxes, net of federal
      tax benefits .............................     (4.7)      5.5     (28.5)
   Benefit of rate differential applied
      to temporary differences .................      0.6      (0.6)      2.8
   Valuation allowance .........................    (15.6)     (7.3)    (45.8)
   Prior-period tax ............................       --      (0.5)     (7.2)
   Other, net ..................................     (1.1)      0.1      (1.5)
                                                    -----     -----     -----
Effective income tax rate ......................     13.2%     31.2%    (46.2)%
                                                    =====     =====     =====


Approximately $39,285 of state net operating loss carryforwards remained at December 31, 2000. These carryforwards are due to the operations of D&E's subsidiaries and will expire in the years 2007 through 2010. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization of tax carryforwards is not likely.

The significant components of the net deferred income tax liability were as follows at December 31:

                                                                                    2000              1999
                                                                                 ----------       ----------
Deferred tax liabilities:
   Depreciation..............................................................    $    4,337       $    5,678
   Depreciation - affiliated companies.......................................         2,722            2,046
   Investments...............................................................           407            2,073
   Other, net................................................................            --              205
                                                                                  ---------        ---------
                                                                                      7,466           10,002
Deferred tax assets:
   Employee benefits.........................................................          (401)            (217)
   Net operating loss carryforwards..........................................        (2,590)          (1,684)
    Equity in net loss of affiliates.........................................        (3,662)          (1,531)
    Other, net...............................................................          (369)              --
                                                                                  ----------       ---------
                                                                                     (7,022)          (3,432)
Valuation allowance..........................................................         6,252            3,215
                                                                                  ---------        ---------
Deferred income taxes........................................................    $    6,696       $    9,785
                                                                                 ==========       ==========

D&E has increased its valuation allowance on the deferred tax assets related to the equity loss of affiliates as a result of changes in estimates of the realizability of loss carryforwards. The amount of the deferred tax asset could change if estimates of future taxable income during the carryforward period are revised. The valuation allowance at December 31, 2000 and 1999, amounted to $6,252 and $3,215, respectively.

14. Shareholders' Equity

On October 22, 1998, D&E's Board of Directors authorized the repurchase of up to $2,000 of D&E common stock. Additionally, on October 30, 2000, an additional authorization was made to repurchase $1,000 of D&E common stock. The shares reacquired may be used for D&E's incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan and for other corporate purposes. As of December 31, 2000, D&E had purchased 102,700 shares of treasury stock for a total cost of $2,146. Separately, the Board of Directors authorized acquisition of 123,500 shares outside of the open market repurchase plan for a cost of $1,913.

On January 7, 1998, D&E issued 1.3 million shares of D&E common stock to a subsidiary of Citizens Communications Company (Citizens) in consideration for $27,015. All such shares are unregistered but have certain registration rights. Under the terms of the agreement, Citizens has certain restrictions relating to future purchases or sales of D&E common stock. Additionally, in connection with this agreement, D&E issued warrants to acquire 65,000 shares of common stock at $20.78 per share. These warrants expire on January 7, 2003. None of these warrants has been exercised.

D&E has an Employee Stock Purchase Plan (ESPP), which provides eligible D&E employees the opportunity to purchase shares of D&E common stock through payroll deductions. There are 551,001 shares of common stock reserved for issuance pursuant to the ESPP. The total number of shares purchased pursuant to the ESPP during 2000 and 1999 was 9,404 and 7,313, respectively.

D&E offers a Dividend Reinvestment and Stock Purchase Plan (DRP) to its shareholders. The DRP provides all shareholders of D&E common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 189,262 shares of common stock reserved for issuance pursuant to the DRP. The total number of shares purchased through the DRP during 2000 and 1999 was 15,980 and 17,285, respectively.

Shares for the ESPP and DRP may be purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ National Market on the day of the purchase. Shares for the ESPP may also be purchased at a 10% discount from fair market value as approved by the shareholders on April 27, 2000. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price. D&E is listed on The NASDAQ Stock Market as DECC.

At December 31, 2000 and 1999, D&E common stock of 2,875,324 and 2,904,121 shares, respectively, was held in a voting trust. Certain trustees of the voting trust are officers of D&E.

15. Employee Benefit Plans

Employees' Retirement Plan

D&E's pension plan is a noncontributory defined benefit plan computed on an actuarial basis covering all eligible employees. Pension benefits are based upon length of service and the employee's average pensionable compensation as defined by the plan. Accrued benefits are vested after five years of participation in the plan. Assets of the pension plan consist primarily of stocks and bonds.

                                                                   2000             1999              1998
                                                                 ------            ------            -------
Assumptions of the Plan:
Discount rates used to determine projected benefit
   obligation as of December 31.............................      7.5 %             8.0 %             6.5 %
Expected long-term rates of return on assets................      9.8 %             9.8 %             9.8 %
Rates of increase in compensation levels....................      4.5 %             4.5 %             4.5 %


The following schedules reconcile the beginning and ending balances of the pension benefit obligation and related plan assets.


                                                                                    2000              1999
                                                                                 ----------       ----------
Change in Benefit Obligation:
Benefit obligation at beginning of year......................................    $   18,678       $   21,448
Service cost.................................................................           754              831
Interest cost................................................................         1,591            1,362
Actuarial (gain) loss........................................................         3,290           (3,734)
Benefits paid................................................................        (1,243)          (1,229)
                                                                                  ---------        ---------
Benefit obligation at end of year............................................    $   23,070       $   18,678
                                                                                  =========        =========

                                                                                    2000              1999
                                                                                 ----------       ----------
Change in Plan Assets:
Fair value of assets at beginning of year....................................    $   19,646       $   16,720
Actual return on plan assets.................................................           (36)           2,635
Employer contributions.......................................................         1,520            1,520
Benefits paid................................................................        (1,243)          (1,229)
                                                                                  ---------        ---------

Fair value of assets at end of year..........................................    $   19,887       $   19,646
                                                                                  =========        =========


                                                                                    2000              1999
                                                                                 ----------       ----------
Recognition of Funded Status of the Plan:
Funded status at end of year.................................................    $   (3,184)      $      968
Unrecognized net actuarial (gain) loss.......................................         1,984           (2,755)
Unrecognized prior service cost..............................................           167              222
                                                                                  ---------        ---------

Net amount recognized at end of year.........................................    $   (1,033)      $   (1,565)
                                                                                 ==========       ==========


                                                                   2000             1999              1998
                                                               ----------        ----------       ----------
Components of Net Periodic Benefit Cost:
Service cost................................................   $      754        $      831       $      666
Interest cost...............................................        1,591             1,362            1,311
Expected return on assets...................................       (1,528)           (1,284)          (1,101)
Amortization of:
   Transition asset.........................................           --                --            (64)
   Prior service cost.......................................           55                55               55
   Actuarial loss...........................................          116               414              256
                                                                ---------         ---------        ---------
Total net periodic benefit cost.............................   $      988        $    1,378       $    1,123
                                                               ==========        ==========       ==========

Employees' 401(k) Savings Plan

D&E also has an employee savings plan available to all eligible employees (Savings Plan). Participating employees may contribute a portion of their compensation to the Savings Plan, and D&E makes matching contributions up to a specified level. D&E may also make discretionary profit-sharing contributions. D&E's contributions amounted to $536 in 2000, $256 in 1999 and $215 in 1998.

Employee Stock Ownership Plan

In July 1992, D&E established the Employee Stock Ownership Plan (ESOP), covering all eligible employees. Unallocated shares were held in a "suspense account" in the ESOP's trust fund until allocated to participants' accounts. D&E made quarterly contributions to the ESOP, which, along with the dividends on unallocated shares, were used to repay the ESOP Note. As principal payments on the ESOP Note were made, unallocated shares held in the suspense account were released and allocated among the participants' accounts. Participants have a legal right to their allocated accounts upon vesting. Dividends on shares allocated to participants' accounts are allocated to such accounts in the form of stock released from the suspense account.

Both unallocated and allocated shares of the ESOP are considered outstanding for purposes of calculating earnings per share. The ESOP Note was paid in full in December 2000 and was reflected as long-term debt with a corresponding reduction in shareholders' equity for the unearned ESOP compensation, which represented D&E's payment of future compensation expenses. D&E's principal and interest payments on the ESOP Note, offset by unallocated dividends, are reported as compensation and interest expense. The common shares allocated are measured based on the fair market value of the shares committed to be released. Dividends on the unallocated shares held by the ESOP are charged to retained earnings.

Information related to the ESOP is summarized as follows:

                                                                   2000             1999              1998
                                                               ----------        ----------       ----------
Compensation expense........................................   $       55        $      251       $      241
Interest expense............................................           12                34               56
Dividends on unallocated shares.............................           (8)              (19)             (31)

D&E shares held by the ESOP are summarized as follows at December 31:


                                                                                    2000              1999
                                                                                    -------          -------
Unallocated..................................................................            --           17,414
Allocated....................................................................       217,622          203,267

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

Effective July 1992, retiree health care benefits were discontinued for active employees in conjunction with the establishment of the ESOP benefit plan. As a result, the annual accruals represent the estimated cost of health care benefits for certain eligible retired employees determined on an actuarial basis. Those costs amounted to $12 in 2000, $8 in 1999 and $47 in 1998.

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

Awards granted under the Plan were in the form of Performance Shares of common stock. A performance-restricted share entitles a participant to receive a target number of shares of common stock based upon the Company's attainment of predetermined goals over a specified performance period. The total number of performance-restricted shares granted to participants during 2000 and 1999 were 46,940 and 39,834, respectively. The cost of the Plan amounted to $720 in 2000 and $333 in 1999.

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

Financial results for D&E's four primary operating segments are as follows:

                                               Tele-       Telephone               International    Corporate,
                                          communication     & Data      Wireless   Communications   Other and       Total
(In thousands)                               Services      Services     Services      Services     Eliminations    Company
--------------                            -------------    ---------    --------   --------------  ------------    -------
2000
External customer revenues.............      $39,649      $22,614         $8,863       $1,606        $1,223       $73,955
Intersegment revenues..................        2,431          538             --           --        (2,969)           --
Depreciation and amortization..........        9,792        2,204             --           --           133        12,129
Equity in net loss of affiliates.......           --           --         (9,214)      (5,608)           --       (14,822)
Net income (loss)......................        4,735       (2,079)        (5,785)      (6,248)       (2,229)      (11,606)
Significant noncash items..............        3,580        3,341          1,807           --            --         8,728
Segment assets.........................      121,801       21,022          6,885           --       (25,487)      124,221
Equity in losses of affiliates in excess
    of investments and advances........           --           --          8,532        2,903            --        11,435
Capital expenditures...................       15,096        1,927             --           --         3,718        20,741

1999

External customer revenues.............      $38,487      $17,218         $6,480       $1,274          $ 68       $63,527
Intersegment revenues..................        1,457          394             --           --        (1,851)           --
Depreciation and amortization..........        9,006          757             --            8            --         9,771
Equity in net income (loss) of
    affiliates.........................           --           --        (10,243)       5,267            20        (4,956)
Gain on sale of affiliates.............           --           --             --           --         9,093         9,093
Net income (loss)......................        5,131           76         (6,765)       4,124         6,285         8,851
Significant noncash items..............          941           --             --           --         5,206         6,147
Segment assets.........................      100,029        6,942          3,693       15,341       (11,351)      114,654
Investment in equity method
    affiliates ........................           --           --         (1,699)      10,353            --         8,654
Capital expenditures...................       12,052          911             --           --           935        13,898

1998

External customer revenues.............      $36,035      $12,459         $3,654         $681          $482       $53,311
Intersegment revenues..................        1,174          431             --           --        (1,605)           --
Depreciation and amortization..........        8,410          690             17           --           255         9,372
Equity in net income (loss) of
    affiliates.........................           --           --         (7,821)      (3,717)          140       (11,398)
Gain on sale of affiliates.............           --           --             --           --         1,659         1,659
Net income (loss)......................        3,720          128         (5,800)      (4,153)       (6,150)      (12,255)
Significant noncash items..............           --           --          1,557           --        13,057        14,614
Segment assets.........................       94,139        6,452          7,038        5,723        (3,275)      110,077
Investment in equity method
    affiliates.........................           --           --          4,534        4,536           233         9,303
Capital expenditures...................        7,086          730             --           --            --         7,816

D&E/OMNIPOINT

WIRELESS JOINT VENTURE, L.P.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2000, 1999 AND 1998

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                                TABLE OF CONTENTS

                                                                                             Pages
                                                                                             -----
Report of Independent Accountants                                                              1
Financial Statements:
    Balance Sheets as of December 31, 2000 and 1999                                            2
    Statements of Operations for the years ended December 31, 2000, 1999
         and 1998                                                                              3
    Statements of Changes in Partners' Capital (Deficit) for the years ended
         December 31, 2000, 1999 and 1998                                                      4
    Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998             5
    Notes to Financial Statements                                                              6-13

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of

    D&E/Omnipoint Wireless Joint Venture, L.P.:


In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of D&E/Omnipoint Wireless Joint Venture, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 8, 2001, except for Note 11,
as to which the date is March 14, 2001

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                                 Balance Sheets
                           December 31, 2000 and 1999

                                                                             2000           1999
                                                                         ------------    ------------
                                       ASSETS

CURRENT ASSETS
         Cash and cash equivalents ...................................   $  1,585,977    $      1,500
         Accounts receivable, net of reserve for bad debts of $330,339
           and $278,101 at December 31, 2000 and 1999, respectively ..      3,532,844       1,074,445
         Inventories .................................................      1,284,149         786,678
         Prepaid expenses ............................................         44,712          35,213
                                                                         ------------    ------------
                                                                            6,447,682       1,897,836
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT
         In service ..................................................     52,796,615      46,052,805
         Under construction ..........................................      3,845,599       1,472,143
                                                                         ------------    ------------
                                                                           56,642,214      47,524,948
         Less:  accumulated depreciation .............................     16,574,501       9,767,147
                                                                         ------------    ------------
                                                                           40,067,713      37,757,801
                                                                         ------------    ------------

OTHER ASSETS

         Unamortized debt issuance expense ...........................      1,809,717         659,702
         FCC Licenses, net ...........................................      1,986,683       2,040,559
         Other long-term assets ......................................         53,579          46,284
                                                                         ------------    ------------
                                                                            3,849,979       2,746,545
                                                                         ------------    ------------
TOTAL ASSETS .........................................................   $ 50,365,374    $ 42,402,182
                                                                         ============    ============

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
         Accounts payable ............................................   $  1,011,238    $  1,401,322
         Due to affiliates ...........................................      9,338,775       4,827,598
         Accrued interest ............................................        737,286          56,742
         Other accrued liabilities ...................................      1,302,816       1,099,343
         Unearned revenue ............................................        372,173         233,370
         Customer deposits ...........................................         36,066           7,166
                                                                         ------------    ------------
                TOTAL CURRENT LIABILITIES ............................     12,798,354       7,625,541
                                                                         ------------    ------------

LONG TERM LIABILITIES
         Long term debt ..............................................     57,500,000      39,989,585
         Due to affiliates ...........................................      3,929,464       1,974,474
                                                                         ------------    ------------
               TOTAL LONG TERM LIABILITIES ...........................     61,429,464      41,964,059
                                                                         ------------    ------------

Commitments and contingencies (Note 8)
PARTNERS' CAPITAL (DEFICIT)
         Capital contributions .......................................     32,722,038      30,922,038
         Accumulated net loss ........................................    (56,584,482)    (38,109,456)
                                                                         ------------    ------------
TOTAL PARTNERS' CAPITAL (DEFICIT) ....................................    (23,862,444)     (7,187,418)
                                                                         ------------    ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT) ....................   $ 50,365,374    $ 42,402,182
                                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                            Statements of Operations
              for the years ended December 31, 2000, 1999 and 1998


                                                         2000            1999            1998
                                                     ------------    ------------    ------------
Operating Revenues

Communication service revenues and handset sales     $ 33,742,296    $ 19,000,310    $  5,207,717
Less:  Allowances and discounts                        (2,795,711)     (1,919,672)       (456,542)
                                                     ------------    ------------    ------------
          Net operating revenues                       30,946,585      17,080,638       4,751,175

Operating Expenses
Cost of communications service revenue
     and handset sales                                 17,757,003      15,060,115       8,961,420
Depreciation and amortization                           7,219,788       6,112,395       3,710,538
Selling, general and administrative services           18,340,154      12,955,410       7,352,056
                                                     ------------    ------------    ------------
          Total operating expenses                     43,316,945      34,127,920      20,024,014
                                                     ------------    ------------    ------------
          Loss from operations                        (12,370,360)    (17,047,282)    (15,272,839)
                                                     ------------    ------------    ------------

Other Income (Expense)
Interest expense                                       (5,617,896)     (3,364,038)       (521,148)
Interest income                                            53,514           6,992          67,501
                                                     ------------    ------------    ------------
          Total other income (expense)                 (5,564,382)     (3,357,046)       (453,647)
                                                     ------------    ------------    ------------
Loss before extraordinary item                        (17,934,742)    (20,404,328)    (15,726,486)

Extraordinary loss on early extinguishment of debt       (540,284)             --              --
                                                     ------------    ------------    ------------
Net loss                                             $(18,475,026)   $(20,404,328)   $(15,726,486)
                                                     ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

               D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

              Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 2000, 1999 and 1998

                                Contributed    Accumulated
                                 Capital           Deficit       Total
                               ------------   ------------    ------------
Balance at December 31, 1997   $ 13,264,904   $ (1,978,642)   $ 11,286,262
Capital Contributions            11,936,606             -       11,936,606
Net Loss                                  -    (15,726,486)    (15,726,486)
                               ------------   ------------    ------------
Balance at December 31, 1998     25,201,510    (17,705,128)      7,496,382
Capital Contributions             5,720,528              -       5,720,528
Net Loss                                  -    (20,404,328)    (20,404,328)
                               ------------   ------------    ------------
Balance at December 31, 1999     30,922,038    (38,109,456)     (7,187,418)
Capital Contributions             1,800,000              -       1,800,000
Net Loss                                  -    (18,475,026)    (18,475,026)
                               ------------   ------------    ------------
Balance at December 31, 2000   $ 32,722,038   $(56,584,482)   $(23,862,444)
                               ============   ============    ============


   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                            Statements of Cash Flows
              for the years ended December 31, 2000, 1999 and 1998


                                                                2000             1999            1998
                                                            ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                 $(18,475,026)   $(20,404,328)   $(15,726,486)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
   Depreciation and amortization                               7,219,788       6,112,395    $  3,710,538
   Amortization of debt issuance costs                           222,315         121,776           9,369
   License use fees                                              267,192         442,804            --
   Reserve for bad debts                                       1,060,080         876,692         109,787
   Extraordinary loss on early extinguishment of debt            540,284            --              --
   Changes in operating assets and liabilities:
     Accounts receivable                                      (3,518,479)     (1,404,045)       (585,259)
     Inventories                                                (497,471)       (449,402)        (24,673)
     Prepaid expenses                                           (200,468)        298,964        (314,911)
     Accounts payable                                            596,075      (1,914,287)         56,502
     Other accrued liabilities                                   884,017         539,017         249,644
     Unearned revenue and customer deposits                      167,703         154,909          85,627
     Other                                                        (7,295)        (26,432)        (11,779)
                                                            ------------    ------------    ------------
     Net cash used in operating activities                   (11,741,285)    (15,651,937)    (12,441,641)
                                                            ------------    ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment                         (7,846,301)     (1,291,254)     (8,741,583)
                                                            ------------    ------------    ------------
Cash flows from financing activities:
   Partners' contributions                                     1,800,000       5,259,000      10,310,730
   Proceeds from long term debt                               57,500,000       8,557,363       8,435,213
   Repayments of long-term debt                              (39,989,585)           --              --
   Debt issuance costs                                        (1,912,614)       (575,111)       (215,736)
   Due to affiliates                                           3,774,262       2,871,786        (680,473)
                                                            ------------    ------------    ------------
     Net cash provided by financing activities                21,172,063      16,113,038      17,849,734
                                                            ------------    ------------    ------------
     (Decrease) increase in cash and cash equivalents          1,584,477        (830,153)     (3,333,490)
     Cash and cash equivalents at beginning of the period          1,500         831,653       4,165,143
                                                            ------------    ------------    ------------
     Cash and cash equivalents at the end of the period     $  1,585,977    $      1,500    $    831,653
                                                            ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                   OMNIPOINT/D&E WIRELESS JOINT VENTURE, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS:

               DESCRIPTION:

          In November 1997, D&E Wireless, Inc., (D&E), Omnipoint Venture Partners, LLC (Omnipoint Venture Partner) and Omnipoint Holdings II, LLC (Omnipoint Holdings), (collectively, the Partners), formed D&E/Omnipoint Wireless Joint Venture, L.P. (the Partnership) doing business as PCS ONE. The Partnership will operate for an initial period of 10 years, with provisions for subsequent renewals. The Partnership is comprised of general partners and limited partners. D&E Wireless, Inc. holds a 1% general partnership interest and a 49% limited partnership interest in the Partnership. Omnipoint Venture Partners, LLC holds a 1% general partnership interest in the Partnership and Omnipoint Holdings II, LLC holds a 49% limited partnership interest in the Partnership. The Partners have committed to finance the operations of the Partnership until January 1, 2002. The Partnership was formed for the purpose of providing Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications in the Lancaster, Harrisburg, York-Hanover and Reading Basic Trading Areas in Pennsylvania. Therefore, the Partnership has one reportable business segment. The Partnership has operating agreements to utilize certain spectrum under licenses initially held by the Partners.

          On February 25, 2000, Omnipoint Corporation, the ultimate parent company of Omnipoint Venture Partner and Omnipoint Holdings, merged into a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation, with Omnipoint Corporation as the surviving entity, resulting in Omnipoint Corporation becoming a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation.

          As a result of this merger FCC regulations required that the C-Block licenses for Reading, Lancaster, Harrisburg and York-Hanover be transferred to two joint ventures between VoiceStream and Cook Inlet Region, Inc. In connection with the transfer of these licenses, the respective operating agreements which permit the Partnership to utilize these FCC licenses were assigned to the transferees and remained in full force and effect.

               CAPITAL CONTRIBUTIONS:

          In accordance with the limited partnership agreement (the Partnership Agreement), capital contributions by the Partners are required as follows:

          o Initial contributions: the Partners made initial cash and in-kind contributions of equipment totaling $9,109,904.

          o Additional cash contributions: The Partners have contributed an aggregate of $21,524,730 in cash contributions, including $1,800,000 in 2000, $5,259,000 in 1999 and $10,310,730 in 1998.

          o Additional property contributions: Pursuant to an approval of the Federal Communications Commission, the Partners assigned and contributed three licenses to the Partnership with a value of $2,087,404 for three Basic Trading Areas: the D-Block license in Harrisburg, Pa., the E-Block license in York-Hanover, Pa. and the E-Block license in Lancaster, Pa. The Partnership recorded the value of the licenses in accordance with provisions in the Partnership Agreement, which was based on the contributor's cost of such licenses. The D-Block license for Harrisburg and the E-Block license for York-Hanover were transferred to the Partnership in December 1998; the E-Block license for Lancaster was transferred to the Partnership in July 1999.

               DISTRIBUTIONS AND ALLOCATIONS:

          Net profits and losses are allocated to the Partners in the proportion of their respective percentage ownership interests in the Partnership, as defined by the Partnership Agreement. The amount of annual cash distributions, if any, is determined by the Management Committee. For purposes of all distributions and allocations, the respective Partner's percentage ownership interests are determined as outlined in the Partnership Agreement.

               CONCENTRATIONS OF CREDIT RISK:

          Financial instruments that subject the Partnership to concentrations of credit risk consist primarily of trade receivables; however concentrations of credit risk are limited due to the large number of relatively low revenue generating customers in the Partnership customer base. The Partnership also maintains reserves for potential credit losses and such losses have been within management expectations.

2.   NEW ACCOUNTING PRONOUNCEMENTS

          The Partnership is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, beginning in the first quarter of fiscal 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and changes in the fair value be recorded each period in earnings or comprehensive income. The adoption of SFAS No. 133 did not result in recording a cumulative adjustment as of the beginning of 2001. The Partnership currently does not expect the adoption of SFAS No. 133 to have a material impact on future net income since the Partnership does not have derivative instruments or engage in hedging activity through the use of derivative instruments.

          The Partnership adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", in the fourth quarter of 2000. This adoption had no impact on the Partnership's financial statements.

3.   SIGNIFICANT ACCOUNTING POLICIES

               USE OF ESTIMATES:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

               REVENUE RECOGNITION:

          Usage and access charges are recorded as revenue based on the amount of communications services rendered as measured principally by subscriber usage and fees, after deducting an estimate of certain allowances and discounts. Prepaid revenues are deferred until earned. Revenue from the sale of handsets and related accessories is recognized upon shipment or point-of-sale.

               ADVERTISING COSTS:

          The Partnership expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expenses included in operating expenses were $3,586,596 in 2000, $2,874,914 in 1999 and $2,070,908 in 1998.

               CASH AND CASH EQUIVALENTS:

          The Partnership considers cash on hand, cash in banks, and investments with a maturity of three months or less when purchased as cash and cash equivalents.

               INVENTORY:

          Inventory is recorded at the lower of cost or market on the basis of average cost or replacement value. Inventory consists primarily of handsets and accessories. Potential losses on sale of handsets and accessories are recognized in the period in which sales are made as a cost of acquiring subscribers. Due to the rapid turn-over of equipment and accessories, inventory is recorded on a FIFO accounting basis.

               PROPERTY AND EQUIPMENT AND DEPRECIATION:

          Property and equipment are stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of the assets which are 3 to 5 years for equipment and 6 to 12 years for network infrastructure. Depreciation begins when the fixed asset is placed into service. Network infrastructure under construction consists of equipment that has not been placed in service and costs associated with developing information systems; accordingly no depreciation has been recorded. When the assets are placed in service, the Partnership transfers the assets to the appropriate property and equipment category and depreciates these assets over their respective estimated useful lives. The costs of maintenance and repairs are charged to operating expense.

               LICENSE COSTS AND DEFERRED FINANCING COSTS:

          In accordance with the Partnership Agreement, after obtaining the approval by the Federal Communications Commission, the following transactions occurred: on December 30, 1998, D&E contributed its PCS broadband licenses for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York-Hanover, Pa. to the Partnership, and on July 31, 1999, Omnipoint Venture Partner contributed its PCS broadband license for one Basic Trading Area: the E-Block license in Lancaster, Pa.

          License costs are amortized over a period of 40 years as there is an observable market and perfunctory renewal giving rise to an indefinite life. Amortization expense recorded in 2000 and 1999 totaled $53,876 and $46,845, respectively, for PCS license fees.

          PCS ONE manages operations under C-Block licenses in Lancaster, Pa., Harrisburg Pa., York-Hanover, Pa. and Reading, Pa. pursuant to operating agreements with affiliates of one of its Partners. License use fees and related interest expense recorded in 2000 and 1999 amounted to $740,664 and $916,272, respectively.

          Deferred financing costs are amortized over the life of the related financing agreement.

               IMPAIRMENT OF LONG-LIVED ASSETS:

          Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future cash flows. The Partnership has determined there were no impairments to the carrying values of such assets in 2000, 1999 and 1998.

               CAPITALIZED INTEREST:

          The cost of funds used to finance construction projects is capitalized as part of the construction costs. Interest costs related to construction projects are reflected as a cost of the assets and reduction of interest expense. Interest costs capitalized were $127,424 in 2000, $47,692 in 1999 and $478,712 in 1998.

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

4.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                              2000         1999            1998
                                                           -----------   -----------   -----------
Cash paid for interest, net of amounts capitalized         $ 4,891,437   $ 3,280,210   $   454,762
Non-cash investing and financing activities:
      Fixed assets funded by financing agreement                  --       4,878,202    10,531,571
      Licenses contributed by the Partners                        --         461,528     1,625,876
      Capital expenditures included in accounts payable           --         986,159     2,262,881
      Capital expenditures included in due to affiliates     2,424,713          --            --




5.   INVENTORY:

          Inventory consists of the following at December 31, 2000 and 1999:

                                             2000          1999
                                           ----------   ----------
Handsets                                   $1,190,169   $  706,736
Accessories                                    93,980       79,942
                                           ----------   ----------
                                           $1,284,149   $  786,678
                                           ==========   ==========

6.   PROPERTY AND EQUIPMENT:

          Property and Equipment, at cost, consist of the following at December 31, 2000 and 1999:

                                                              2000            1999
                                                            -----------   -----------
Network infrastructure                                      $50,116,754   $44,369,816
Machinery, office and computer equipment                      1,230,724       782,398
Improvement to leased properties                              1,246,904       743,420
Motor vehicles                                                  202,233       157,171
Plant under construction                                      3,654,630     1,472,143
Software under development                                      190,969            --
                                                            -----------   -----------
                                                             56,642,214    47,524,948
Less accumulated depreciation                                16,574,501     9,767,147
                                                            -----------   -----------
Fixed assets, net                                           $40,067,713   $37,757,801
                                                            ===========   ===========


Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $7,165,912, $6,065,550 and $3,710,538, respectively.

7.   LONG-TERM DEBT:

          On May 17, 2000 the Partnership entered into a $70 million credit agreement, as amended (the "Credit Agreement") with major financial institutions to extinguish existing indebtedness and finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. Advances exercised by the Partnership at December 31, 2000 amounted to $ 57,500,000.

          Principal outstanding under the Credit Agreement is payable in quarterly installments beginning June 30, 2002. Interest on the unpaid principal balance is payable quarterly in arrears at varying rates, at a base rate equal to the greater of (a) the Prime Rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or LIBOR plus varying rates, at the option of the Partnership.

          The Partnership is subject to certain financial and operational covenants including restrictions on the payment of distributions to the Partners, restrictions on additional indebtedness and attaining certain financial performance measurements. The most restrictive of these covenants requires the Partnership to maintain a certain ratio of indebtedness to total capitalization. The Partnership was in compliance with this and all other covenants at December 31, 2000.

          Proceeds from advances under the Credit Agreement in 2000 were utilized to extinguish outstanding indebtedness of the Partnership. In connection with the extinguishment, the Partnership incurred a $540,284 loss on extinguishment related to the write-off of unamortized debt issuance costs.

          Maturities of long-term debt for each year ending December 31, 2001 through 2005 are as follows:

                           2001                               $       -
                           2002                               1,584,000
                           2003                               3,699,926
                           2004                               6,439,615
                           2005                               5,471,592


8.   COMMITMENTS AND CONTINGENCIES:

          The Partnership has entered into certain noncancelable operating leases for its offices and retail locations. Future minimum rentals under these noncancelable operating leases as of December 31, 2000 are as follow:

                   2001                                           $   684,116
                   2002                                               625,494
                   2003                                               554,906
                   2004                                               378,785
                   2005                                                81,171
                   Thereafter                                         141,015
                                                                  -----------
                   Total Minimum Rentals                          $ 2,465,487
                                                                  ===========


          Total rental expense for the years ended December 31, 2000, 1999, and 1998 was $2,897,157, $ 2,305,537 and $1,284,795, respectively.

9.     PARTNERS' EQUITY:

          Under the terms of the Partnership Agreement, the Management Committee may require each general partner to advance up to $1,000,000 per year to the Partnership in the form of loans, and to contribute additional capital to the Partnership in proportion to their respective interest in the partnership.

          The Partnership received initial contributions from D&E and Omnipoint Venture Partner of $9,109,904 and additional contributions in 2000, 1999, 1998 and 1997 of $1,800,000, $5,720,528, $11,936,606 and
          $4,155,000, respectively from the Partners. At December 31, 2000 the Partners had contributed a total of $32,722,038 to the Partnership.

10.  RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

          Pursuant to the Partnership Agreement, the Partnership entered into separate service agreements with the Partners covering services such as engineering, accounting and financing, human resources, marketing and public relations, billing, interconnection and telecommunications services. Costs incurred under such agreements during 2000, 1999, and 1998 amounted to $3,401,847, $2,865,691 and $4,190,077, respectively.

          Additionally, the Partnership purchases from one of the Partners, handsets and accessories, at the Partner's cost, to be used in the performance of the Partnership's business. Purchases during 2000, 1999, and 1998 amounted to $6,855,744, $5,290,538 and $4,263,775, respectively.

11.  SUBSEQUENT EVENT:

          On March 14, 2001, the Partnership obtained an amendment ("Amendment") to the Credit Agreement. The Amendment increased the revolving credit commitment from $30,000,000 to $42,000,000. When aggregated with the term loan commitment of $40,000,000, the Partnership has a total credit facility of $82,000,000. In addition, the Amendment includes revisions to certain financial covenants which renders such covenants less restrictive. The Partnership incurred a commitment fee of $180,000 in connection with the increase in the revolving credit agreement.

          Additionally the Amendment permits the Partnership to repay VoiceStream $6.7 million in connection with VoiceStream's retirement of FCC debt related to the Reading C-Block license. As a condition to the effectiveness of the Amendment VoiceStream has filed applications with the FCC to transfer the Reading, Lancaster, Harrisburg and York-Hanover C-Block licenses from VoiceStream to the Partnership.

    EUROTEL L.L.C.

    CONSOLIDATED FINANCIAL STATEMENTS

    AS OF DECEMBER 31, 2000 AND 1999 AND FOR EACH OF
    THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
EuroTel L.L.C.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity (deficit) and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of EuroTel L.L.C. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company is dependent upon the Founders to meet its cash flow requirements for the year 2001.

Rome, Italy
March 5, 2001

EUROTEL L.L.C.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------



                       ASSETS                                2000             1999
                                                         ------------    ------------
Current assets:
  Cash and cash equivalents                              $    811,097    $ 48,526,747
  Receivables, net of allowance for doubtful accounts
   of $245,607 and $46,141 respectively                     2,215,056       1,614,569
                                                         ------------    ------------
      Total current assets                                  3,026,153      50,141,316
                                                         ------------    ------------
Property, plant and equipment, net                         37,848,775      31,376,372
Intangible assets, net                                      5,459,226       6,712,589
Loan receivable                                               523,425            --
                                                         ------------    ------------
                                                         $ 46,857,579    $ 88,230,277
                                                         ============    ============
             LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Due to Founders                                        $  8,500,431    $ 10,310,366
  Accounts payable                                          5,052,796       6,956,832
  Accrued liabilities                                         795,810       2,501,534
  Deferred revenue                                         10,504,430            --
  Current portion of long-term debt                        46,620,447            --
                                                         ------------    ------------
      Total current liabilities                            71,473,914      19,768,732
                                                         ------------    ------------
Deferred revenue                                            1,309,141      10,000,000
License obligation                                            451,527       1,125,562
Long-term debt                                                   --        32,395,000
Other liabilities                                             362,417            --
                                                         ------------    ------------
      Total liabilities                                    73,596,999      63,289,294
                                                         ------------    ------------
Commitments and contingencies (Note 16)

Members' equity (deficit):
  Members' capital                                        (23,451,142)     29,006,024
  Cumulative other comprehensive loss                      (3,288,278)     (4,065,041)
                                                         ------------    ------------
      Total members' equity (deficit)                     (26,739,420)     24,940,983
                                                         ------------    ------------
                                                         $ 46,857,579    $ 88,230,277
                                                         ============    ============



              The accompanying notes are an integral part of these
                             financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                          2000            1999           1998
                                                     ------------    ------------    ------------
Operating revenue:
  Telecommunication revenue                          $  4,506,642    $  1,934,149    $    237,520
  Installation and equipment sales                        423,597       1,478,445         405,086
                                                     ------------    ------------    ------------
    Total operating revenue                             4,930,239       3,412,594         642,606

Operating expenses:
  Wages and benefits                                    4,164,906       3,038,360       2,032,254
  Interconnection charges                               1,125,737         553,889          81,273
  Depreciation and amortization                         3,907,570       2,755,619       1,326,614
  General and administrative                            4,596,294       3,926,608       2,218,166
                                                     ------------    ------------    ------------
    Total operating expenses                           13,794,507      10,274,476       5,658,307
                                                     ------------    ------------    ------------
    Operating loss                                     (8,864,268)     (6,861,882)     (5,015,701)
                                                     ------------    ------------    ------------
Other income (expenses):
  Equity in income (loss) of affiliate                         --       1,524,684        (649,924)
  Interest income                                         236,643         444,632         366,994
  Interest expense                                     (4,770,048)     (8,724,828)     (3,822,453)
  Litigation costs related to sale of subsidiary       (3,403,623)       (951,651)             --
    and affiliate
  Gain on sale of affiliate                                    --      35,410,444              --
  Foreign exchange gains                                  685,307         742,989         575,421
  Foreign exchange losses                                (625,064)     (1,566,602)     (1,225,912)
  Dutch withholding tax expense                                --      (2,202,917)             --
  Other                                                   (79,685)       (161,295)        (17,266)
                                                     ------------    ------------    ------------
    Total other income (expenses)                      (7,956,470)     24,515,456      (4,773,140)
                                                     ------------    ------------    ------------

    Income (loss) before extraordinary item           (16,820,738)     17,653,574      (9,788,841)

Extraordinary item -- extinguishment of debt                   --      (3,800,368)             --

Cumulative effect on prior years of a change
  in accounting policy                                 (1,564,384)             --              --
                                                     ------------    ------------    ------------
Net income (loss)                                    $(18,385,122)   $ 13,853,206    $ (9,788,841)
                                                     ============    ============    ============






              The accompanying notes are an integral part of these
                             financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                  CUMULATIVE
                                                                     OTHER               TOTAL       COMPREHENSIVE
                                                  MEMBERS'       COMPREHENSIVE          MEMBERS'        INCOME
                                                  CAPITAL             LOSS          EQUITY (DEFICIT)    (LOSS)
                                               -------------     -------------      ---------------- -------------
Balances, December 31, 1997                    $   2,987,003      $   (88,189)      $  2,898,814      $ (1,782,940)
                                                                                                      ------------
Conversion of note payable to equity              11,041,326               --         11,041,326
Capital contributions                              6,983,330       (6,006,889)           976,441
Net loss                                          (9,788,841)              --         (9,788,841)     $ (9,788,841)
Foreign currency translation adjustment                   --         (118,250)          (118,250)         (118,250)
                                               -------------      -----------       ------------      ------------
Balances, December 31, 1998                       11,222,818       (6,213,328)         5,009,490        (9,907,091)
Capital contributions                              3,930,000               --          3,930,000
Net income                                        13,853,206               --         13,853,206      $ 13,853,206
Foreign currency translation adjustment                   --       (3,915,964)        (3,915,964)       (3,915,964)
Reclassification adjustment:
  Foreign currency translation related
  to investment in MTT sold in 1999                       --        6,064,251          6,064,251         6,064,251
                                               -------------      -----------       ------------      ------------
Balances, December 31, 1999                       29,006,024       (4,065,041)        24,940,983      $ 16,001,493
                                                                                                      ------------
Capital contributions                              2,100,000               --          2,100,000
Shareholder distributions                        (36,172,044)              --        (36,172,044)
Net loss                                         (18,385,122)              --        (18,385,122)     $(18,385,122)
Foreign currency translation adjustment                   --          776,763            776,763           776,763
                                               -------------      -----------       ------------      ------------
Balance, December 31, 2000                     $ (23,451,142)     $(3,288,278)     $ (26,739,420)     $(17,608,359)
                                               =============      ===========      =============      ============




              The accompanying notes are an integral part of these
                             financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                         2000             1999              1998
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
 Net income (loss)                                                  $(18,385,122)     $ 13,853,206      $ (9,788,841)
 Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Extraordinary item-extinguishment of debt                                  --         3,800,368                --
   Gain on sale of affiliate                                                  --       (35,410,444)               --
   Depreciation and amortization                                       3,907,570         2,755,619         1,326,614
   Amortization of deferred financing costs                               47,500           916,378           381,825
   Unrealized foreign exchange loss                                      339,899           740,113           675,729
   Loss on sale of fixed assets                                           66,981            87,075            33,467
   Equity in income of affiliate                                              --        (1,524,684)          649,924
   Noncash charges                                                            --                --            50,000
   Changes in assets and liabilities:
    Receivables                                                       (1,249,640)          287,706          (969,686)
    Accounts payable                                                  (1,151,303)        1,855,230          (649,674)
    Accounts payable to Founders                                       2,454,124         1,806,744         1,693,908
    Accrued liabilities                                                  814,894         2,487,586           264,232
    Accrued interest                                                    (656,797)       (1,660,374)        3,206,867
    Other assets                                                         127,090                --                --
                                                                    ------------      ------------      ------------
     Total adjustments                                                 4,700,318       (23,858,683)        6,663,206
                                                                    ------------      ------------      ------------
     Net cash used in operating activities                           (13,684,804)      (10,005,477)       (3,125,635)
                                                                    ------------      ------------      ------------
Cash flows from investing activities:

 Deposit received on sale of Pilicka                                          --        10,000,000                --
 Proceeds from sale of property, plant and equipment                      29,708             7,480           696,725
 Purchase of property, plant and equipment                           (10,117,734)      (16,400,238)      (14,551,366)
 Purchase of additional MTT shares                                            --           (50,522)               --
 Proceeds from sale of MTT, net                                               --        43,027,372                --
 Acquisition of intangible assets                                       (590,042)         (976,324)       (1,339,032)
                                                                    ------------      ------------      ------------
     Net cash (used in)/provided by investing activities             (10,678,068)       35,607,768       (15,193,673)
                                                                    ------------      ------------      ------------
Cash flows from financing activities:

 Payment of notes payable to Founders                                 (3,607,263)               --                --
 Proceeds from issuance of notes payable to Founders                          --         3,500,000         4,897,573
 Debt financing costs                                                         --                --        (1,832,757)
 Proceeds from issuance of convertible bonds                                  --                --        20,000,000
 Redemption of convertible bonds                                              --       (23,265,814)               --
 Distribution to Founders                                            (36,172,044)               --                --
 Proceeds from short-term borrowings from Founders                     2,100,000                --         8,762,807
 Payments of short-term borrowings from Founders                              --                --        (8,762,807)
 Proceeds from issuance of long-term debt                             14,225,447        32,300,000                --
 Proceeds from issuance of common stock and member contributions              --         3,930,001                --
                                                                    ------------      ------------      ------------
     Net cash (used in)/provided by financing activities             (23,453,860)       16,464,187        23,064,816
                                                                    ------------      ------------      ------------
Effect of exchange rate changes on cash                                  101,082          (492,519)         (146,648)
                                                                    ------------      ------------      ------------
Net increase in cash and cash equivalents                            (47,715,650)       41,573,959         4,598,860
Cash and cash equivalents at beginning of period                      48,526,747         6,952,788         2,353,928
                                                                    ------------      ------------      ------------
Cash and cash equivalents at end of period                          $    811,097      $ 48,526,747      $  6,952,788
                                                                    ------------      ------------      ------------
Cash paid for interest                                              $  7,902,308      $  9,077,260      $         --
                                                                    ------------      ------------      ------------

Supplemental disclosure of noncash activity:

Long-term debt of $95,000 was issued for debt financing costs in 1999.

Certain assets, net of certain liabilities with a value of $976,441 were contributed to the Company by its shareholders in 1998.

Notes payable to shareholders of $11,041,326 were converted to equity during 1998 which included $2,636,000 borrowed during 1998.

See Note 6 and Note 8 for other noncash activity.


   The accompanying notes are an integral part of these financial statements.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.   ORGANIZATION:

     EuroTel L.L.C. (the Company) was organized in December 1996 to act as a holding company for a foreign investment in Pilicka Telefonia Sp. z.o.o. (Pilicka). The Company directly held this investment until May 1998. The Company organized a wholly-owned subsidiary, PenneCom B.V. (PenneCom), to act as a Dutch holding company for foreign investments. During 1998 and 1999, these investments were comprised of Pilicka and Monor Telefon Tarasasag Rt. (MTT). In May 1998, Pilicka was contributed to PenneCom by the Company at its net book value, as the Company and PenneCom were entities under common control. Results of operations include the operations of the Company and Pilicka for the entire years ended December 31, 2000, 1999 and 1998 and include PenneCom's operations since formation in May 1998. In August 1998, the Founders (see definition below) contributed a 48.7% financial interest in Monor Communications Group, Inc. (MCG) at its book value to PenneCom. MCG held a 92.7% interest in MTT at the time of contribution. On December 31, 1998, MCG was dissolved and its equity was distributed. As a result, PenneCom held an interest ranging from 46.4% to 48.3% in MTT during 1998 and 1999, prior to the sale of MTT effective December 14, 1999. PenneCom's results of operations include the equity in the loss of MCG and MTT for the period August 1, 1998 to December 31, 1998 and the equity in the income of MTT through December 14, 1999.

     MTT provided telecommunication services to the Monor region of Hungary. Pilicka is involved in the design, construction and operation of a telecommunications network in the Radom, Piotrkow Trybunalski and Tarnobrzeg regions in Poland. The Company's founding members are comprised of three companies: Consolidated Companies, Inc.; D&E Investments, Inc., a wholly-owned subsidiary of D&E Communications, Inc.; and HunTel Systems, Inc. (the Founders). During 1999, Pilicka was converted from a Polish S.A. to a Polish Sp. z o.o.

2.   LIQUIDITY:

     The Company is dependent upon the Founders to provide the liquidity necessary for the Company to meet its cash flow requirements for the year 2001. The Founders also provide guarantees and collateral for the Company's long-term debt. See Note 10 and 12.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and PenneCom, its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and PenneCom have been eliminated in consolidation. PenneCom's interest in MTT was accounted for by the equity method prior to its sale in December 1999.

     FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of Pilicka are measured using the local currency, Polish zlotys, as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative other comprehensive income (loss) account in shareholder's equity. Foreign currency transaction gains and losses, as well as translation adjustments for monetary assets and liabilities of Pilicka that are denominated in currencies other than the Polish zloty, are recognized in the statement of operations. Foreign exchange losses in 2000, 1999 and 1998 include $339,899 and $740,113 and $675,729, respectively, of unrealized foreign exchange losses resulting primarily from the translation of foreign denominated payables at the balance sheet date.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and highly liquid debt instruments with an original maturity of three months or less and are carried at cost which approximates fair value due to the short maturities.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Construction-in-progress represents the accumulation of costs associated with the construction of telephone networks and other tangible fixed assets. The Company continually monitors the progress of these construction projects and tracks each project by location. The Company includes all costs that are directly attributable to the network development in construction-in-progress. Expenditures for repairs and maintenance, which do not materially extend the useful lives of the related asset, are charged to expense as incurred. The cost of assets retired or otherwise disposed of, and the accumulated depreciation thereon, is removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

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

     The Company also has acquired the right for Pilicka to use a billing system software, which is being amortized over the estimated period of use of three years.

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

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     DUTCH TAX EXPENSE

     Dutch tax expense was recognized as a result of the distribution paid from PenneCom to EuroTel LLC in 1999.

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

     ACCOUNTING FOR LEASES

     Leases of assets where a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases are charged to the income statement on a straight-line basis over the period of the lease.

     When an operating lease is terminated before the lease period has expired, any payment required to be made to the lessor by way of penalty is recognized as an expense in the period in which termination takes place.

     REVENUES

     Telecommunication service revenue from access to and the usage of networks are recognized when services are provided. Commencing on January 1, 2000, the Company recognizes revenue from installation fees over the period of the average life of the customer, which is estimated to be five years for Pilicka. The Company records revenue from the sale of equipment when the customer accepts delivery. All revenues included in the consolidated statements of operations are related to Pilicka's operations in Poland. See also Note 8.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     CONCENTRATION OF RISK

     Financial instruments, which potentially subject the Company to concentrations of risk, include cash and cash equivalents and trade receivables. The Company limits its risk associated with cash and cash equivalents by placing its investments with highly rated financial institutions, usually as short-term deposits. With respect to trade receivables, the Company limits its credit risk by disconnecting service for certain customers who are past due with respect to their payments.

     Included in the consolidated balance sheet at December 31, 2000 and 1999 are the net assets of Pilicka's operations, all of which are located in Poland and which total approximately $38,941,858 and $34,975,648 respectively.

     COMPREHENSIVE INCOME (LOSS)

     The Company has elected to present comprehensive income (loss) in the statement of changes in shareholder's equity. Comprehensive income (loss) consists of the income (loss) for the period and the change in the foreign currency translation adjustment.

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

     RECLASSIFICATIONS

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



4.   RECEIVABLES:

     Receivables consist of the following at December 31, 2000 and 1999:

                                                                 2000            1999
                                                              ----------     ----------
Trade receivables, net of allowance for doubtful accounts
of $245,607 and $46,141 respectively                          $1,191,196     $  657,064
VAT receivables                                                  499,411        694,757
Due from employee                                                  1,001          1,001
Other                                                            523,448        261,747
                                                              ----------     ----------
                                                              $2,215,056     $1,614,569
                                                              ==========     ==========



     VAT receivables relate to VAT refunds due on the purchase of property, plant and equipment.

5.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31, 2000 and 1999:

                                                    2000              1999
                                               ------------      ------------
Land, buildings and leasehold improvements     $  6,258,562      $  4,928,919
Telecommunications equipment                     29,928,140        21,419,147
Vehicles and other equipment                      1,128,075         1,014,356
Construction-in-progress                          5,951,787         6,492,612
                                               ------------      ------------
                                                 43,266,564        33,855,034
Accumulated depreciation                         (5,417,789)       (2,478,662)
                                               ------------      ------------
                                               $ 37,848,775      $ 31,376,372
                                               ============      ============

     The Company recorded a write down of $427,053 during 2000 in relation to certain telecommunication equipment not expected to be utilized. This loss amount has been presented in general and administrative expenses. There have been no other events or changes in circumstances that suggest that the recoverability of the carrying amount of long-lived assets should be assessed.

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $3,210,484, $1,940,646 and $1,326,614, respectively.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

6.   INTANGIBLE ASSETS:

     Intangible assets consist of the following at December 31, 2000 and 1999:

                                       2000                1999
                                   -----------      -----------
Licenses                           $ 6,973,229      $ 7,468,928
Deferred financing costs                95,000           95,000
Software and other                     783,176          739,381
                                   -----------      -----------
Total intangible assets              7,851,405        8,303,309
Less: Accumulated amortization      (2,392,179)      (1,590,720)
                                   -----------      -----------
                                   $ 5,459,226      $ 6,712,589
                                   ===========      ===========

     Pilicka was notified by the Ministry of Communications ("MOC") that, effective December 29, 2000, its telecommunication license obligations originally payable in two equal installments on March 31, 2001 and March 31, 2002 were deferred until March 31, 2011. As a result of the extension of these payment terms, Pilicka reduced the amount of its intangible assets and the corresponding license obligations by $590,403 based on the present value of these non-interest-bearing liabilities. The interest rate used to calculate the present value of this obligation was 8.5%, which is the rate the Company can obtain financing at the time of this transaction.

     Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $744,586, $1,731,351 and $381,825, respectively, of which amortized financing costs of $47,500, $916,378 and $381,825, respectively, was classified as interest expense.

7.   LOAN RECEIVABLE:

     In July 2000, the Company loaned United Food Technologies BV (UFT), $500,000 to expand its network of Wendy's restaurants in Hungary. UFT owns equity interests in companies operating Wendy's franchises. The loan earns interest at 10% (20% after the first year) and is due in July 2002. During 2000, interest income related to the loan was $23,425. The loan contract allows for further discussions regarding an equity investment in UFT by the Company.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

8.   INSTALLATION AND EQUIPMENT SALES REVENUE RECOGNITION:

     Prior to January 1, 2000, the Company recorded installation revenue when a customer was connected to the network. In anticipation of changes in industry practices, the Company changed its accounting policy with respect to the recognition of installation revenue commencing on January 1, 2000. The Company now recognizes revenue from installation fees over the period of the average life of the customer, which is estimated to be five years for Pilicka. In this regard the Company has recorded an adjustment of $1,564,384 for the cumulative effect on prior years as result of this change. The Company recorded current and non-current deferred revenue at December 31, 2000 of $504,430 and $1,309,141, respectively in connection with this change in accounting policy.

9.   INVESTMENT IN MTT:

     On December 14, 1999, the Company sold its investment in MTT, headquartered in Budapest, Hungary, for cash and recorded a gain of $35,410,444. A summary of MTT's financial information for the years ending December 31, 1999 and 1998 is as follows:

                                                          1999          1998
                                                    ------------  -------------
Net revenue                                         $ 20,422,083  $  17,904,020
Operating profit                                       8,948,231      7,362,731
Loss on foreign currency translation                 (1,922,227)    (5,461,645)
Net income (loss)                                      3,421,611    (1,978,261)
Company's equity in income (loss) of MTT               1,524,684      (649,924)
Current assets                                                        8,719,289
Noncurrent assets                                                    48,664,483
Current liabilities                                                   8,942,678
Noncurrent liabilities                                               48,409,698
Total stockholders' equity                                               31,396


     The Company's equity in income (loss) is for the period January 1, 1999 through December 14, 1999 and August 1, 1998 through December 31, 1998.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

10.  DUE TO FOUNDERS:

     Due to Founders consist of the following at December 31, 2000 and 1999:

                                                        2000             1999
                                                     -----------     -----------
Accounts payable to Founders                         $ 5,404,149     $ 3,237,289
Accrued interest on accounts payable to Founders         618,089         330,825
Notes payable to Founders                              2,154,310       5,761,573
Accrued interest on notes payable to Founders            323,883         980,679
                                                     -----------     -----------
Total payable to Founders                            $ 8,500,431     $10,310,366
                                                     ===========     ===========

     Accounts payable to the Founders represent operating costs paid on behalf of the Company by those entities. These amounts bear interest at a fixed rate of 15% (7% through February 1999). Interest expense incurred by the Company related to these payables in 2000, 1999 and 1998 was $618,089, $330,825 and $48,787, respectively. Total operating expenses incurred through related party transactions by the Company were $2,454,123, $1,782,594 and $1,236,367 during 2000, 1999 and 1998, respectively.

     The notes payable bear interest at a fixed rate of 15%. Interest expense related to these notes recognized during 2000, 1999 and 1998 was $328,897, $788,942 and $191,737, respectively. These notes are subordinate to the long-term debt discussed in Note 12 and are due on demand.

     Other related party transactions are described in Note 14.

11.  CONVERTIBLE BONDS PAYABLE:

     During 1999, the Company repaid convertible bonds in their entirety by paying a premium of $3,222,740 as an incentive to the bondholders to terminate certain rights under the bonds and the bond subscription agreement. The premium, unamortized deferred financing costs, and expenses related to the extinguishment are presented as an extraordinary item. The bonds accrued interest at 30% of which $6,627,948 and $2,449,315 was expensed during 1999 and 1998, respectively.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


12.  LONG-TERM DEBT:

     In December 1999, the Company entered into a revolving credit agreement with a bank which provides for borrowings through December 31, 2001 of up to $40,000,000, and which increased to $50,000,000 in July 2000, with interest at the Bank's base rate (9.5% and 8.5% at December 31, 2000 and 1999, respectively). The Founders have guaranteed the debt and have individually pledged investment securities to the Bank with a total fair value of $26,000,000. The debt is collateralized by the Company's deposits at the Bank. The agreement restricts loans and advances to related parties, the use of the proceeds from the sale of Pilicka and other transactions with the parent company's members. Total borrowings under the agreement at December 31, 2000 of $46,620,447 have been classified as current. At December 31, 1999, total borrowings were $32,395,000.

13.  INCOME TAXES:

     UNITED STATES

     EuroTel's taxable income passes to its members and therefore no taxes are recognized related to its operations.

     NETHERLANDS

     PenneCom is subject to 35% Dutch corporate tax. However, any benefits derived from "qualifying subsidiaries," which includes Pilicka, are exempt from Dutch tax. In conjunction with the above, all costs that are attributable to such qualifying subsidiaries are not deductible for Dutch tax purposes. As a result, PenneCom has no taxable profit or loss for 2000 and 1999. Therefore, no Dutch taxes have been recorded related to PenneCom.

     POLAND

     Pilicka incurred tax losses since June 17, 1997 and, therefore, has not paid income taxes in Poland.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

13. INCOME TAXES, CONTINUED:

    Below is the analysis of deferred tax balances related to taxes in Poland:

                                                 DECEMBER 31,       DECEMBER 31,
                                                     2000               1999
                                                 ------------       ------------
TAXABLE DIFFERENCES
Accelerated amortization for license             $    211,887       $    422,910
Future interest charges on license liability          590,403                 --
Unrealized foreign exchange differences               153,933                 --
                                                 ------------       ------------
                                                      956,223            422,910

DEDUCTIBLE DIFFERENCES
Net operating losses                                4,095,875          3,102,662
Net operating losses carry forwards                 3,102,662                 --
Provisions                                            244,068             46,049
Unrealized foreign exchange differences                    --            132,644
Deferred revenue                                    1,812,170                 --
Other accruals                                        775,488            459,224
                                                 ------------       ------------
                                                   10,030,263          3,740,579

TOTAL TEMPORARY DIFFERENCES, NET                    9,074,040          3,317,669
Future enacted tax rates                                   28%                30%
                                                 ------------       ------------
DEFERRED TAX ASSET                                  2,540,731            995,301
Valuation allowance                                (2,540,731)          (995,301)
                                                 ------------       ------------
NET DEFERRED TAX ASSET                           $         --       $         --
                                                 ============       ============


     Tax losses incurred in 2000 and 1999 and subsequent years will be permitted to be utilized over five years with 50% utilization restricted per annum. A full valuation allowance was recorded for all tax assets as it is more likely than not that the Company will be unable to recover deferred tax assets through future taxable income.

14.  RELATED PARTY TRANSACTIONS:

     The Company paid $2,426,754, $594,917 and $70,000 to a law firm for legal services during the years ended December 31, 2000, 1999 and 1998, respectively, where one of the lawyers is a managing director of the Company.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

14.  RELATED PARTY TRANSACTIONS, CONTINUED:

     Pilicka paid $231,641, $247,409 and $490,000 to an affiliated entity for management services and the purchase of rights to use software during the years ended December 31, 2000, 1999 and 1998, respectively. The amount payable to this affiliate at December 31, 2000 and 1999 was $50,503 and $33,956, respectively. Pilicka also made rental payments of $193,513, $173,351 and $240,000 during the years ended December 31, 2000, 1999 and 1998, respectively, to a company partially owned by a relative of a member of Pilicka's management board. There is no amount payable to this affiliate at December 31, 2000.

     Other related party transactions with Founders are included in Note 10.

15.  TELECOMMUNICATION LICENSES:

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

     The licenses set forth requirements as to establishing the availability of services to a specified number of customers. At December 31, 2000, Pilicka has met the specified requirements in relation to the former Voivodships of Radom and Piotrkow Trybunalski. However, Pilicka has not met the license requirements for the former Voivodship of Tarnobrzeg. Pilicka believes that the likelihood that the failure to meet these build-out milestones will have a material adverse impact on the financial position of the company is remote. This assessment is based on Pilicka's progress in this area as well as past governmental practice, the market conditions in Poland and the uncertain nature of possible sanctions and the regulatory process.

16.  CONTINGENCIES AND COMMITMENTS:

     Pilicka has certain long-term agreements to purchase telecommunication equipment with domestic and foreign suppliers. The total amount of equipment that Pilicka has committed to purchase after December 31, 2000 is $3,048,562.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

16.  CONTINGENCIES AND COMMITMENTS, CONTINUED:

     Pilicka is contesting the quality of performance of telecommunications equipment provided by one of its principal equipment suppliers. In accordance with the terms of the contract, Pilicka has put the supplier on notice of alleged performance deficiencies and has suspended its work under the contract. The supplier previously had contested Pilicka's assertions and had indicated that Pilicka would be subject to cancellation fees and penalties if the contract was terminated. Pilicka and the supplier engaged in negotiations during the second and third quarters of 1999, after which discussions ended. Pilicka considers this dispute over and does not expect any further action by the supplier to have a material adverse impact on the financial position or results of operations of Pilicka.

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $491,889, $399,785 and $150,000, respectively.

     On April 8, 1999, the Company signed an agreement to sell its interest in Pilicka for consideration of $140,000,000, with an expected close in August 1999. In connection with the agreement, the Company received a $10,000,000 nonrefundable downpayment which has been recorded as deferred revenue. The counterparty failed to perform under the contract. The Company is engaged in arbitration before the International Court of Arbitration of the International Chamber of Commerce against the counterparty, seeking specific performance by the counterparty, plus damages, interest and costs. The counterparty denies the Company is entitled to specific performance or damages and is pursuing a counterclaim to recover the downpayment plus interest and costs. The arbitration proceedings were closed on February 7, 2001 and PenneCom is awaiting a ruling from the arbitration panel, which is expected within the first half of fiscal 2001.

     On May 26, 2000 PenneCom settled a dispute with an investment banking firm regarding the sale of Pilicka and MTT by paying $1,250,000 in an effort to avoid the expense and uncertainties of litigation.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair value of financial instruments was estimated based on the following methods and assumptions:

     Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount approximates fair value due to the short maturity of these instruments.

     Loan receivable: The fair value approximates the carrying value due to the variable interest-rate feature of this instrument.

EUROTEL L.L.C
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

     Due to Founders: It is not practicable to estimate fair value of these instruments due to the related party nature and unique features of the instruments.

     Long-term debt: Based on the variable interest rate, fair value is estimated to approximate carrying value.





                                       19