Form 10-Q
period 2001-03-31
D&E COMMUNICATIONS INC
filed 2001-05-09
CIK 1011737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

                                      Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at May 4, 2001

Common Stock, par value $.16 per share             7,386,519  Shares

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item No.                                                                                                        Page
--------                                                                                                        ----
                          PART I. FINANCIAL INFORMATION

     1.  Financial Statements

                  Consolidated Statements of Operations --
                           For the three months ended
                           March 31, 2001 and 2000 .......................................................        1

                  Consolidated Balance Sheets --
                           March 31, 2001 and December 31, 2000 ..........................................        2

                  Consolidated Statements of Cash Flows --
                           For the three months ended
                           March 31, 2001 and 2000 .......................................................        3

                  Consolidated Statement of Comprehensive Income --
                           For the three months ended
                           March 31, 2001 and 2000 .......................................................        4

                  Notes to Consolidated Financial Statements .............................................        5

     2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................        9

     3.  Quantitative and Qualitative Disclosure
                  about Market Risks .....................................................................       15

                           PART II. OTHER INFORMATION

     1.   Legal Proceedings ..............................................................................       16

     6.   Exhibits and Reports on Form 8-K ...............................................................       17

            SIGNATURES....................................................................................       18

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31
                                                                                  2000
     OPERATING REVENUE                                            2001          (Restated)
                                                                  ----          ---------
   Communication service revenues .......................       $ 17,436        $ 13,814
   Communication products sold ..........................          3,005           2,872
   Other ................................................            401             332
                                                                --------        --------
      Total Operating Revenues ..........................         20,842          17,018
                                                                --------        --------

OPERATING EXPENSE

   Communication service expenses (exclusive of
      depreciation and amortization below) ..............          8,680           6,501
   Cost of communication products sold ..................          2,449           2,156
   Depreciation and amortization ........................          3,529           2,638
   Marketing and customer services ......................          2,094           1,384
   General and administrative services ..................          3,767           2,854
                                                                --------        --------
      Total Operating Expenses ..........................         20,519          15,533
                                                                --------        --------
           Operating Income .............................            323           1,485
                                                                --------        --------

OTHER INCOME (EXPENSE)

   Allowance for funds used during construction .........             21              11
   Equity in net losses of affiliates ...................         (3,555)         (2,818)
   Interest expense .....................................           (453)           (389)
   Other, net ...........................................            316             481
                                                                --------        --------
      Total Other Income (Expense) ......................         (3,671)         (2,715)
                                                                --------        --------
           Loss before income taxes, dividends on utility
              preferred stock, extraordinary item and
              cumulative effect of accounting change ....         (3,348)         (1,230)

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

   Income taxes .........................................           (563)             78
   Dividends on utility preferred stock .................             16              16
                                                                --------        --------
      Total income taxes and dividends
         on utility preferred stock .....................           (547)             94
                                                                --------        --------
           Loss before extraordinary item and
                cumulative effect of accounting change ..         (2,801)         (1,324)

   Extraordinary item, tax benefit of $107 ..............            107              --
   Cumulative effect of change in accounting
       principle, net of tax benefit of $267 ............             --            (912)
                                                                --------        --------
NET LOSS ................................................       $ (2,694)       $ (2,236)
                                                                ========        ========
   Weighted average common shares outstanding ...........          7,384           7,339

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE
   Net loss before extraordinary item
       and accounting change ............................       $  (0.38)       $  (0.18)
   Extraordinary item ...................................           0.02            0.00
   Cumulative effect of accounting change ...............           0.00           (0.12)
                                                                --------        --------
       Net loss per common share ........................       $  (0.36)       $  (0.30)
                                                                ========        ========
   Dividends per common share ...........................       $   0.13        $   0.10
                                                                ========        ========

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                                            March 31,
                                                                               2001         December 31,
                               ASSETS                                      (Unaudited)          2000
                                                                          ------------      ------------
CURRENT ASSETS
       Cash and cash equivalents ...................................       $     607        $   3,527
       Temporary investments, including $8,667 and $8,667 restricted           8,667            8,670
       Accounts receivable .........................................          10,956           12,290
       Accounts receivable - affiliated companies ..................           2,783            5,714
       Inventories, lower of cost or market, at average cost .......           2,078            2,080
       Prepaid expenses ............................................           5,994            2,661
       Other .......................................................             558              575
                                                                           ---------        ---------
          TOTAL CURRENT ASSETS .....................................          31,643           35,517
                                                                           ---------        ---------
INVESTMENTS
       Investments available-for-sale ..............................           3,201            2,518
PROPERTY, PLANT AND EQUIPMENT
       In service ..................................................         151,246          147,263
       Under construction ..........................................          12,992            7,913
                                                                           ---------        ---------
                                                                             164,238          155,176
       Less accumulated depreciation ...............................          82,015           79,321
                                                                           ---------        ---------
                                                                              82,223           75,855
                                                                           ---------        ---------
OTHER ASSETS .......................................................           9,806           10,331
                                                                           ---------        ---------

       TOTAL ASSETS ................................................       $ 126,873        $ 124,221
                                                                           =========        =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable ...............................................       $   8,231        $      --
       Long-term debt maturing within one year .....................             912              917
       Accounts payable and accrued liabilities ....................          14,636           18,975
       Accrued taxes ...............................................             356              387
       Accrued interest and dividends ..............................             538              431
       Advance billings, customer deposits and other ...............           5,896            3,672
                                                                           ---------        ---------
          TOTAL CURRENT LIABILITIES ................................          30,569           24,382
                                                                           ---------        ---------
LONG-TERM DEBT .....................................................          20,891           20,907
                                                                           ---------        ---------
OTHER LIABILITIES
       Equity in net losses of affiliates in excess of
           investments and advances ................................          10,582           11,435
       Deferred income taxes .......................................           7,193            6,696
       Other .......................................................           3,831            3,993
                                                                           ---------        ---------
                                                                              21,606           22,124
                                                                           ---------        ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
         par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares,
         outstanding  14,456 shares ................................           1,446            1,446
                                                                           ---------        ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000 ..           1,215            1,214
         Outstanding shares: 7,390,380 at March 31, 2001
         7,382,054 at December 31, 2000
       Additional paid-in capital ..................................          39,522           39,374
       Unrealized gain (loss) on investments .......................             931              467
       Retained earnings ...........................................          14,752           18,366
       Treasury stock at cost, 226,194 shares at March 31, 2001
                  and December 31, 2000 ............................          (4,059)          (4,059)
                                                                           ---------        ---------
                                                                              52,361           55,362
                                                                           ---------        ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................       $ 126,873        $ 124,221
                                                                           =========        =========


                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31
                                                                            2001            2000
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES ............................       $  5,933        $  2,065
                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures, net of proceeds from sales
              and removal costs .................................        (13,011)         (3,412)
        Proceeds from sale of temporary investments .............          8,669          11,726
        Purchase of temporary investments .......................         (8,667)        (18,416)
        Increase in investments and advances to affiliates ......        (15,402)         (8,197)
        Decrease in investments and repayments from affiliates ..         12,119          18,095
                                                                        --------        --------
          Net Cash Used In Investing Activities .................        (16,292)           (204)
                                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends on common stock ...............................           (859)           (684)
        Payments on long-term debt ..............................            (21)             --
        Net proceeds from (payments on) revolving lines of credit          8,231              --
        Proceeds from issuance of common stock ..................             88              80
        Purchase of treasury stock ..............................             --             (99)
                                                                        --------        --------
          Net Cash Provided By (Used In) Financing Activities ...          7,439            (703)
                                                                        --------        --------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS .......................................         (2,920)          1,158
CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD ........................................          3,527           1,674
                                                                        --------        --------
     END OF PERIOD ..............................................       $    607        $  2,832
                                                                        ========        ========


                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)

                                                  Three months ended
                                                        March 31
                                                  2001           2000
                                                  ----           ----
Net income (loss) ......................       $(2,694)       $(2,236)

Other comprehensive income:
  Unrealized gain on investments, net of
     taxes of $219 and $743 ............           464            882
                                               -------        -------
Total comprehensive income (loss) ......       $(2,230)       $(1,354)
                                               =======        =======


                 See notes to consolidated financial statements.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

                  D&E Communications, Inc. is a telecommunications holding company. The accompanying consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone); D&E Networks, Inc., (Networks) formerly D&E Telephone and Data Systems (TDS); D&E Wireless, Inc. (Wireless); D&E Investments, Inc. (Investments); and D&E Systems, Inc. (Systems). D&E Communications, Inc., including these subsidiary companies, is defined and referred to herein as (D&E). Certain prior year balances have been reclassified to conform to current year presentation.

                  The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


(2)   EQUITY INVESTMENTS IN AFFILIATED COMPANIES

         (a)      PCS ONE

                  D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) that was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of operations of PCS ONE were as follows:

                             Three months ended
                                   March 31
                             2001           2000
                          -------        -------
Net sales .........       $ 9,674        $ 7,140
Net loss ..........       ($4,530)       ($3,454)
D&E's share of loss       ($2,265)       ($1,727)

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)

         (b)      EuroTel

                  D&E owns a one-third interest in EuroTel L.L.C. (EuroTel), a domestic corporation which holds a 100% investment in PenneCom B.V. (PenneCom), an international telecommunications company that holds a 100% investment in Pilicka Telefonia, Sp.zo.o. (Pilicka). In April 1999, PenneCom entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. The discovery, briefing and hearing phases on all liability issues were completed during 2000. A hearing of claims for damages was conducted in January 2001, and the arbitration panel formally closed the arbitration. It is not possible to predict the outcome of the arbitration. See Item 1 of Part II of this Report.


(3)   ACCOUNTING CHANGES

                  D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101) in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on recognition of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct expenses over the expected term of the customer relationship. The cumulative effect of a change in accounting principle was reported in our Form 10-K for the year ended December 31, 2000. The previously reported quarterly information for the three months ended March 31, 2000 are restated in this Form 10-Q to reflect a $912 ($0.12 per share) cumulative effect of the change in accounting principle, net of tax benefit of $267 as of January 1, 2000. Also we have restated communication service revenues, communication service expenses and equity in net losses of affiliates for the impact of SAB 101. At December 31, 2000, D&E had $1,975 of deferred revenue and $1,317 of deferred costs. The impact increased the first quarter 2000 revenue by $6, expenses by $72 and decreased operating income by $66. Additionally, D&E's share of EuroTel's impact was $521. The restatements resulted in a $1,011 increase in net loss ($0.14 per share).


(4)   DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

                  In compliance with state statutes, commonly known as Chapter 30, D&E Telephone joined in a petition to the Pennsylvania Public Utility Commission (PUC) in July 1998 for an alternative form of regulation. In response to the PUC's initial Chapter 30 Order, in January 2000, D&E Telephone filed a petition for reconsideration. On March 30, 2000, the PUC issued a revised Order. D&E accepted the PUC Order and filed an amended plan to accelerate network modernization. Various parties to the litigation filed exceptions to which D&E Telephone filed a reply. On December 21, 2000, the PUC entered an Order granting the exceptions in part. Subsequently, D&E Telephone filed a remodified Chapter 30 Plan on January 22, 2001 accepting a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)

         adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

                  During the periods when D&E Telephone's rates were set using a rate base/rate of return methodology, it had collected deferred income taxes from customers at rates higher than the current enacted tax rates and had established regulatory liabilities for the future return of those excess deferred taxes to customers. As a result of the acceptance of the new ratemaking process on January 22, 2001, D&E Telephone was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and, therefore, it removed those regulatory liabilities from its accounts pursuant to SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB No. 71". As a result, the elimination of the regulatory liabilities, net of income taxes, resulted in an extraordinary income effect of $107 in the quarter ended March 31, 2001.


(5)   CONTINGENCIES

                  D&E became party to a $40,000 loan agreement from a domestic bank to PenneCom in December 1999. PenneCom increased the loan to $50,000 in August 2000. D&E, along with the other two investors in EuroTel, each pledged investments of $8,667 as collateral for security on the loan. Management anticipates the loan, which was used primarily to refinance higher interest debt, will be repaid in conjunction with the sale of Pilicka. See footnote 2 (b).

                  On March 14, 2001, PCS ONE amended its May 2000 financing agreement with a bank to increase its credit facility from $70,000 to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital at a level of 66.7% of the funds borrowed. On March 31, 2001, the partners had an allowable capital contribution of $48,548 making $72,500 of the facility available.


(6)   BUSINESS SEGMENT DATA

                  Beginning in 2001, D&E restructured its internal reporting to manage the financial results through line of business managers. The measure of profitability was changed to operating income rather than net income because the business lines do not follow corporate structure as closely as the segments had previously. The prior year's results have been restated to reflect comparative results to the new line of business segments. The five segments are ILEC, CLEC, Networking Services, Internet Services and Wireless Services. Corporate, Other and Eliminations reconciles the segment amounts to the consolidated D&E total.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


Financial results for D&E's five operating segments are as follows:

                                 External Revenues            Intersegment Revenues       Operating Income (Loss)
                                Three months ended             Three months ended           Three months ended
                                     March 31,                       March 31,                    March 31,
         Segment                 2001          2000            2001           2000           2001           2000
         -------                 ----          ----            ----           ----           ----           ----
ILEC                          $ 10,131       $ 9,422          $ 990         $ 429         $ 2,239        $ 2,159
CLEC                             1,412           853             38             9            (690)          (361)
Networking Services              5,699         2,992             24            26            (752)          (196)
Internet Services                  252             -              7             -            (654)             -
Wireless Services                2,687         2,156              -             -             236            129
Corporate, Other
   and Eliminations                661         1,595         (1,059)         (464)            (56)          (246)
                              --------       -------          -----         -----         -------        -------
Total                         $ 20,842      $ 17,018            $ -           $ -           $ 323        $ 1,485
                              ========       =======          =====         =====         =======        =======

                                 Segment Assets
                               March        December
         Segment             31, 2001      31, 2000
         -------             --------      --------
ILEC                         $ 127,136     $ 118,898
CLEC                             6,136         7,715
Networking Services             18,616        16,664
Internet Services                  840            83
Wireless Services                4,937         6,885
Corporate, Other
   and Eliminations            (30,792)      (26,024)
                             ---------     ---------
Total                        $ 126,873     $ 124,221
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

                  Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months ended March 31, 2000 have been reclassified for comparative purposes.

         RESULTS OF OPERATIONS

                  Summary. D&E's business units were previously aggregated into four reportable segments. Beginning in 2001, D&E restructured its internal reporting to manage the financial results through line of business managers. The reorganization was prompted by the need to integrate the operations of two companies acquired during 2000 and to manage a larger portion of the total company's operations outside of the regulated environment in a competitive market. Additionally, D&E reentered the internet service provider market as a new business line in the fourth quarter of 2000. The measure of profitability was changed to operating income rather than net income because the business lines do not follow corporate structure as closely as the segments had previously. The prior year's results have been restated to reflect comparative results to the new line of business segments.

                  D&E changed its reported segments to ILEC, CLEC, Networking Services, Internet Services and Wireless Services. Corporate, Other and Eliminations reconciles the segment amounts to the consolidated D&E total.

                  ILEC - Incumbent local exchange carrier - provides services in D&E's historical market area comprised of exchange services, custom calling features, directory publication and billing and collection services.

         CLEC -- Competitive local exchange carrier - provides exchange services and custom calling features in markets adjacent to the historical ILEC market.

         Networking Services - provides professional programming and technical services for integration of telephone systems sold and cabling with local and wide-area computer networks. D&E Telephone and Data Systems, Inc. and Alternate Solutions, Inc. merged into one corporation operating under the name D&E Networks, Inc.

         Internet Services -- D&E Jazzd, launched during 2000, provides Internet access and web page hosting services.

         Wireless Services - provides contract services to D&E's joint venture, D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE).

                  Operating revenues increased 22.5% for the three months ended March 31, 2001 compared with the same period of 2000.

         - The ILEC exchange service business grew revenue 13%.

         - The increased revenues from the two computer services companies acquired during 2000 accounted for a 90% increase in Networking Services revenues.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

         - CLEC Services, which began operations late in 1999, saw revenues increase 80% from the first quarter of 2000.

         - Internet Services, which started in the fourth quarter of 2000, had $258 in revenues with no matching amount in 2000.

         - Support services to the wireless affiliate PCS ONE increased 25%.

         - Corporate and other revenues reconciling to the consolidated total decreased primarily from a one-time revenue item related to the European operation in 2000.

                  Operating profit as a percentage of revenue decreased to 0.2% for the first quarter of 2001 compared to 8.7% for the first quarter of 2000 as a result of the expenses related to the development of new businesses.

                  Three months ended March 31, 2001 compared to the three months ended March 31, 2000

                  Operating Revenues. Consolidated total operating revenues for the three months ended March 31, 2001 were $20,842, up 22.5% from $17,018 for the first quarter in 2000. The primary reason for this increase was the acquisition of CompuSpirit, Inc. (CSI) on April 28, 2000 and Alternate Solutions, Inc. (ASI) on August 1, 2000.

                  ILEC segment revenues increased 12.9% to $11,121 in 2001 from $9,851 in 2000. The increase was primarily attributable to an increase of 27.5% in network access revenues from special access, intrastate access and switched message data access payments from other carriers. Local network services revenues increased 6.0% largely from an increase of 3.3% in the number of telephone access lines in service. Increased sales of custom calling features and the reversal of SAB 101 deferred revenue also contributed to the increase.

                  CLEC segment revenues increased 68.2% to $1,450 in 2001 from $862 in 2000 as a result of the addition of new customers in the business that began operations late in 1999.

                  Networking Services segment revenues increased 89.6% to $5,723 in 2001 from $3,018 in 2000. The acquisitions of CSI in April 2000 and ASI in August 2000 primarily accounted for the increase. Professional programming and computer networking services revenues increased for commercial and government clients primarily from the acquired companies. Telephone equipment sales increased $77 during the first quarter of 2001 compared to the same period in 2000.

                  Internet Services segment revenues were $259 in 2001 with no comparative amount for the services which were initiated for single user, business, DSL and web hosting subscribers in the fourth quarter of 2000. Revenues increased 186.7% from $90 in the preceding quarter.

                  Wireless Services segment revenues increased 24.6% to $2,687 in 2001 from $2,156 in 2000. The increase was the result of expansion of sales and customer support services provided to PCS ONE.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

              Operating Expenses and Operating Income. Consolidated operating expenses for the three months ended March 31, 2001 were $20,519, up from $15,533 in 2000. The primary reason for the increase was the expenses related to CSI and ASI acquired during 2000. The continued development of the competitive local exchange services, and addition of internet access services through the launch of D&E Jazzd developed internally, caused expenses to increase over the same period last year. Support service costs for the PCS ONE affiliate also increased over 2000 as the wireless business growth continued.

              ILEC segment operating expenses increased primarily in cost of network operations, depreciation, and general and administrative expenses. These increases were driven primarily by increased network administration, computer expenses, increased depreciation of plant additions and employee benefit costs. Operating income increased $80 or 3.7% for the segment.

              The CLEC segment experienced all of its operating expense increase in the area of direct cost of network operations. Digital electronic switching and circuit equipment expenses increased as a result of expanding the network to accommodate a growing customer base. Network access expense increased from the growing volume of new subscribers being serviced. The operating loss for CLEC operations increased to $690 in 2001 from $361 in the first quarter of 2000 as a result of the system build out in advance of subscriber additions.

              Networking Services segment expenses increased primarily as a result of the larger number of employees providing services in the newly acquired companies and $420 for amortization of goodwill in 2001 related to the acquisitions. Segment expenses also increased $145 from increased costs of telephony equipment sales. The operating loss for the segment was $752 in 2001, compared with $196 in the first quarter of 2000.

              Internet Services segment operating expenses were $912 for the quarter ended March 31, 2001. The expenses exceeded revenues as a result of developing operating capability ahead of the development of a customer base and as a result of advertising the new business service. The operating loss for the first quarter of 2001 was $654. Expenses increased 15.0% from the previous quarter resulting in a $49 decrease in operating loss from the fourth quarter of 2000.

              Wireless Services segment operating expenses increased as the demand from PCS ONE for support services increased. Certain legal expenses incurred in 2000 were not repeated in 2001, causing a smaller increase in expenses than in revenues. The operating income was $236 for the first quarter of 2001, compared with $129 for the same period in 2000.

              Other Income (Expense). Other income (expense) for the three months ended March 31, 2001 was a net expense of $3,671, compared with a net expense of $2,715 in the first quarter of 2000. Equity in the net losses of affiliates was $3,555 in the first quarter of 2001, up from $2,818 in the first quarter of 2000. D&E's share in the increased losses of PCS ONE was $528 and of EuroTel was $209.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

                  Interest expense increased 16.5% to $453 in 2001 from $389 in 2000. Bank borrowing increased to cover the construction costs of a new building and other capital additions. The additional interest of larger borrowing was offset slightly by increased interest expense capitalized in connection with the building expansion. Additionally, along with the extraordinary change in accounting for estimated regulated liabilities, D&E Telephone discontinued recording interest credits to allowance for funds used during construction, and began to credit interest expense.

                  Income taxes. Income taxes were a benefit of $563 for the three months ended March 31, 2001, compared to an expense of $78 in 2000. The change was primarily related to the larger taxable loss in 2001.

                  The extraordinary charge was the result of the reversal of certain tax liabilities established under regulatory accounting rules. As a result of moving to an alternative form of regulation during the first quarter of 2001, $107 of previously established liabilities was reversed. See Note 4 to the company's financial statements included in this report.


         FINANCIAL CONDITION

                  Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the existing local exchange network and business development activities. D&E expects that foreseeable capital requirements for its existing businesses will be financed by a combination of internally generated funds, existing cash or temporary investments, and additional short or long-term debt or equity financing. Management has initiated a search for debt financing to fund growth of new business development activities and to enhance D&E's capital structure within management's guidelines.

                  Cash provided from operations was $5,933. Capital expenditures were $13,011. Capital addition expenditures included $4,528 for a new office building under construction and $3,623 for computer equipment and software purchased to upgrade the billing system. The remaining additions were primarily for central office switching and outside plant equipment. Investments in affiliates increased $3,283 for capital contributions to PCS ONE and EuroTel. The primary use of cash in financing activities was $859 for dividend payments. Cash balances decreased $2,225 and short-term debt increased $8,231 to cover the cash outflow.

                  At March 31, 2001, $8,667 was invested in U. S. Treasury securities held as collateral for a bank loan made to PenneCom. D&E also had $11,769 available from its total short-term lines of credit of $20,000. D&E's ratio of total debt to total debt plus capital increased to 35.8 % at March 31, 2001 from 27.8% at December 31, 2000.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------
                        (Dollar amounts are in thousands)

         OTHER

                  D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101) in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on recognition of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct expenses over the expected term of the customer relationship. The cumulative effect of a change in accounting principle was reported in our Form 10-K for the year ended December 31, 2000. The previously reported quarterly information for the three months ended March 31, 2000 are restated in this Form 10-Q to reflect a $912 ($0.12 per share) cumulative effect of the change in accounting principle, net of tax benefit of $267 as of January 1, 2000. Also we have restated communication service revenues, communication service expenses and equity in net losses of affiliates for the impact of SAB 101. At December 31, 2000, D&E had $1,975 of deferred revenue and $1,317 of deferred costs. The impact increased the first quarter 2000 revenue by $6, expenses by $72 and decreased operating income by $66. Additionally, D&E's share of EuroTel's impact was $521. The restatements resulted in a $1,011 increase in net loss ($0.14 per share).

                  In compliance with state statutes, commonly known as Chapter 30, D&E Telephone joined in a petition to the Pennsylvania Public Utility Commission (PUC) in July 1998 for an alternative form of regulation. In response to the PUC's initial Chapter 30 Order, in January 2000, D&E Telephone filed a petition for reconsideration. On March 30, 2000, the PUC issued a revised Order. D&E accepted the PUC Order and filed an amended plan to accelerate network modernization. Various parties to the litigation filed exceptions to which D&E Telephone filed a reply. On December 21, 2000, the PUC entered an Order granting the exceptions in part. Subsequently, D&E Telephone filed a remodified Chapter 30 Plan on January 22, 2001 accepting a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset.

                  During the periods when D&E Telephone's rates were set using a rate base/rate of return methodology, it had collected deferred income taxes from customers at rates higher than the current enacted tax rates and had established regulatory liabilities for the future return of those excess deferred taxes to customers. As a result of the acceptance of the new ratemaking process on January 22, 2001, D&E Telephone was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and, therefore, it removed those regulatory liabilities from its accounts pursuant to SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB No. 71". As a result, the elimination of the regulatory liabilities, net of income taxes, resulted in an extraordinary income effect of $107 in the quarter ended March 31, 2001.

                  On March 14, 2001, PCS ONE amended its May 2000 financing agreement with a bank to increase its credit facility from $70,000 to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital at a level of 66.7% of the funds borrowed. On March 31, 2001, the partners had an allowable capital contribution of $48,548 making $72,500 of the facility available.

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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


Item 1.  Legal Proceedings

Sale of Pilicka Telefonia S.A. to Elektrim S.A.

         In April 1999, PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides communications services in Central Europe and is wholly-owned indirectly by EuroTel, L.L.C. (EuroTel), a domestic limited liability company in which D&E Investments, Inc. has a one-third ownership interest, signed an agreement to sell its shares of Pilicka Telefonia, Sp.zo.o. (Pilicka), a Polish limited liability company, to Elektrim S.A. (Elektrim), a Polish corporation, for $140 million in cash and notes. However, a few days before the transaction was set to close, Elektrim issued written notice that it was repudiating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void. On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages. On September 27, 1999, Elektrim filed an answer and counterclaim alleging that its repudiation of the agreement was justified because, among other things, Pilicka altered its normal course of business, constituting a "material adverse change." In its counterclaim, Elektrim requested a dismissal of all claims brought by PenneCom, a declaration that the agreement was void or that Elektrim was justified in repudiating the agreement, and a repayment by PenneCom of Elektrim's $10 million deposit. The discovery, briefing and hearing phases on all issues were completed during 2000. The arbitration panel then held a hearing on damages in January 2001. After the conclusion of the damages hearing, the arbitration panel formally closed the arbitration. PenneCom is awaiting a ruling, which is expected during the first half of 2001. It is not possible at this time to express an opinion as to the outcome of the arbitration.


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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:


     No exhibits are filed herewith.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                    D&E Communications, Inc. and Subsidiaries


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     D&E Communications, Inc.



Date: May 9, 2001
                                     By:   /s/  Anne B. Sweigart
                                           --------------------------------
                                     Anne B. Sweigart
                                     President, Chairman of the Board, and
                                     Chief Executive Officer



Date: May 9, 2001
                                     By:   /s/  Thomas E. Morell
                                           --------------------------------
                                     Thomas E. Morell
                                     Vice President, Chief Financial Officer
                                     and Treasurer