Form 10-Q
period 2001-06-30
D&E COMMUNICATIONS INC
filed 2001-08-09
CIK 1011737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

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

                           Yes     X      No
                                 -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding at August 3, 2001
                     -----                     -----------------------------
Common Stock, par value $.16 per share          7,386,015  Shares

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                           PART I.  FINANCIAL INFORMATION

     1.   Financial Statements

                  Consolidated Statements of Operations --
                           For the three months and six months ended
                           June 30, 2001 and 2000 ........................................................        1

                  Consolidated Balance Sheets --
                           June 30, 2001 and December 31, 2000 ...........................................        2

                  Consolidated Statements of Cash Flows --
                           For the six months ended
                           June 30, 2001 and 2000 ........................................................        3

                  Consolidated Statement of Comprehensive Income --
                           For the three months and six months ended
                           June 30, 2001 and 2000 ........................................................        4

                  Notes to Consolidated Financial Statements .............................................        5

     2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................       10

     3.   Quantitative and Qualitative Disclosure
                  about Market Risks .....................................................................       19

                                            PART II.   OTHER INFORMATION

     1.   Legal Proceedings ..............................................................................       20

     4.   Submission of Matters to a Vote of Security Holders ............................................       21

     6.   Exhibits and Reports on Form 8-K ...............................................................       22

          SIGNATURES......................................................................................       23

Form 10-Q Part I - Financial Information

Item 1. Financial Statements

                  D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)


                                                             Three Months Ended         Six Months Ended
                                                                   June 30                   June 30
                                                           ----------------------    ----------------------
                                                                          2000                      2000
OPERATING REVENUE                                            2001      (Restated)      2001      (Restated)
                                                             ----      ----------      ----      ----------
 Communication service revenues                            $ 18,202     $ 13,695     $ 35,637     $ 27,508
 Communication products sold                                  3,218        2,777        6,223        5,649
 Other                                                          375          338          777          671
                                                           --------     --------     --------     --------

    Total Operating Revenues                                 21,795       16,810       42,637       33,828
                                                           --------     --------     --------     --------

OPERATING EXPENSE

 Communication service expenses (exclusive of
    depreciation and amortization below)                      9,102        5,836       17,783       12,335
 Cost of communication products sold                          2,602        2,020        5,051        4,176
 Depreciation and amortization                                3,693        2,746        7,222        5,384
 Marketing and customer services                              2,547        1,700        4,641        3,084
 General and administrative services                          3,574        2,739        7,340        5,593
                                                           --------     --------     --------     --------

    Total Operating Expenses                                 21,518       15,041       42,037       30,572
                                                           --------     --------     --------     --------

         Operating Income                                       277        1,769          600        3,256
                                                           --------     --------     --------     --------

OTHER INCOME (EXPENSE)

 Allowance for funds used during construction                    --           13           21           24
 Equity in net losses of affiliates                          (1,038)      (3,661)      (4,593)      (6,479)
 Interest expense                                              (464)        (435)        (918)        (824)
 Gain (loss) on investments                                      --       (2,965)          --       (2,965)
 Other, net                                                     430          480          746          961
                                                           --------     --------     --------     --------

    Total Other Income (Expense)                             (1,072)      (6,568)      (4,744)      (9,283)
                                                           --------     --------     --------     --------

         Loss before income taxes, dividends on utility
            preferred stock, extraordinary item and
            cumulative effect of accounting change             (795)      (4,799)      (4,144)      (6,027)

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

 Income taxes                                                  (744)      (1,045)      (1,309)        (967)
 Dividends on utility preferred stock                            16           16           33           33
                                                           --------     --------     --------     --------

    Total income taxes and dividends
       on utility preferred stock                              (728)      (1,029)      (1,276)        (934)
                                                           --------     --------     --------     --------

         Loss before extraordinary item and
            cumulative effect of accounting change              (67)      (3,770)      (2,868)      (5,093)

 Extraordinary item, tax benefit of $107                         --           --          107           --
 Cumulative effect of change in accounting
    principle, net of tax benefit of $267                        --           --           --         (912)
                                                           --------     --------     --------     --------

NET LOSS                                                   $    (67)    $ (3,770)    $ (2,761)    $ (6,005)
                                                           ========     ========     ========     ========

 Weighted average common shares outstanding                   7,387        7,358        7,386        7,348

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
 Net loss before extraordinary item
    and accounting change                                  $  (0.01)    $  (0.51)    $  (0.39)    $  (0.69)
 Extraordinary item                                            0.00         0.00         0.02         0.00
 Cumulative effect of accounting change                        0.00         0.00         0.00        (0.13)
                                                           --------     --------     --------     --------
    Net loss per common share                              $  (0.01)    $  (0.51)    $  (0.37)    $  (0.82)
                                                           ========     ========     ========     ========

 Dividends per common share                                $   0.13     $   0.10     $   0.25     $   0.20
                                                           ========     ========     ========     ========


                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                                                 June 30,
                                                                                   2001         December 31,
                                    ASSETS                                     (Unaudited)          2000
                                                                               -----------          ----
CURRENT ASSETS
            Cash and cash equivalents                                           $   1,368        $   3,527
            Temporary investments, including $8,667 and $8,667 restricted           8,667            8,670
            Accounts receivable                                                    10,988           12,290
            Accounts receivable - affiliated companies                             10,189            5,714
            Inventories, lower of cost or market, at average cost                   2,017            2,080
            Prepaid expenses                                                        5,581            2,661
            Other                                                                     771              575
                                                                                ---------        ---------
               TOTAL CURRENT ASSETS                                                39,581           35,517
                                                                                ---------        ---------
INVESTMENTS
            Investments and advances in affiliated companies                          980               --
            Investments available-for-sale                                          4,337            2,518
                                                                                ---------        ---------
                                                                                    5,317            2,518
                                                                                ---------        ---------
PROPERTY, PLANT AND EQUIPMENT
            In service                                                            158,375          147,263
            Under construction                                                     13,400            7,913
                                                                                ---------        ---------
                                                                                  171,775          155,176
            Less accumulated depreciation                                          84,918           79,321
                                                                                ---------        ---------
                                                                                   86,857           75,855

OTHER ASSETS                                                                        9,409           10,331
                                                                                ---------        ---------

            TOTAL ASSETS                                                        $ 141,164        $ 124,221
                                                                                =========        =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
            Long-term debt maturing within one year                             $     908        $     917
            Accounts payable and accrued liabilities                               18,639           18,975
            Accrued taxes                                                             334              387
            Accrued interest and dividends                                            432              431
            Advance billings, customer deposits and other                           5,316            3,672
                                                                                ---------        ---------
               TOTAL CURRENT LIABILITIES                                           25,629           24,382
                                                                                ---------        ---------
LONG-TERM DEBT                                                                     42,263           20,907
                                                                                ---------        ---------
OTHER LIABILITIES
            Equity in net losses of affiliates in excess of
               investments and advances                                             9,364           11,435
            Deferred income taxes                                                   7,180            6,696
            Other                                                                   3,283            3,993
                                                                                ---------        ---------
                                                                                   19,827           22,124
                                                                                ---------        ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares,
               outstanding  14,456 shares                                           1,446            1,446
                                                                                ---------        ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
            Common stock, par value $.16, authorized shares 30,000,000               1,216            1,214
               Outstanding shares: 7,388,268 at June 30, 2001
                                   7,382,054 at December 31, 2000
            Additional paid-in capital                                             39,663           39,374
            Unrealized gain on investments                                          1,623              467
            Retained earnings                                                      13,765           18,366
            Treasury stock at cost, 237,134 shares at June 30, 2001
               226,194 shares at December 31, 2000                                 (4,268)          (4,059)
                                                                                ---------        ---------
                                                                                   51,999           55,362
                                                                                ---------        ---------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 141,164        $ 124,221
                                                                                =========        =========


                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                    2001            2000
                                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES                                              $  8,233        $  8,491
                                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
                     Capital expenditures, net of proceeds from sales
                         and removal costs                                         (17,201)         (7,379)
                     Acquisition of businesses, net of cash acquired of $18             --          (2,077)
                     Proceeds from sale of temporary investments                    17,336          36,626
                     Purchase of temporary investments                             (17,333)        (41,292)
                     Increase in investments and advances to affiliates            (38,337)        (17,548)
                     Decrease in investments and repayments from affiliates         25,555          30,110
                                                                                  --------        --------

                     Net Cash Used In Investing Activities                         (29,980)         (1,560)
                                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
                     Dividends on common stock                                      (1,720)         (1,370)
                     Payments on long-term debt                                        (36)             (5)
                     Net proceeds from revolving lines of credit                    21,383              --
                     Proceeds from issuance of common stock                            170             146
                     Purchase of treasury stock                                       (209)           (349)
                                                                                  --------        --------

                     Net Cash Provided By (Used In) Financing Activities            19,588          (1,578)
                                                                                  --------        --------

INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                                                     (2,159)          5,353

CASH AND CASH EQUIVALENTS
           BEGINNING OF PERIOD                                                       3,527           1,674
                                                                                  --------        --------

           END OF PERIOD                                                          $  1,368        $  7,027
                                                                                  ========        ========


                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)


                                                          Three months ended             Six months ended
                                                                June 30                       June 30
                                                          2001           2000           2001           2000
                                                          ----           ----           ----           ----
Net loss                                                $   (67)       $(3,770)       $(2,761)       $(6,005)

Other comprehensive income:
  Unrealized gain on investments, net of
     taxes of $445, $50, $664 and $792                      691             71          1,155            953
  Reclassification adjustment for losses
     included in net loss, net of taxes of $1,008            --          1,957             --          1,957
                                                        -------        -------        -------        -------

Total comprehensive income (loss)                       $   624        $(1,742)       $(1,606)       $(3,095)
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


(2) EQUITY INVESTMENTS IN AFFILIATED COMPANIES

         (a) PCS ONE

              D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) that was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of operations of PCS ONE were as follows:

                               Three months ended               Six months ended
                                     June 30                        June 30
                              2001            2000            2001            2000
                              ----            ----            ----            ----
Net sales                   $ 10,592        $  7,684        $ 20,266        $ 14,824
Net loss                    ($ 5,558)       ($ 4,130)       ($10,088)       ($ 7,584)
D&E's share of loss         ($ 2,779)       ($ 2,065)       ($ 5,044)       ($ 3,792)

              Affiliated accounts receivable includes $3,877 due from PCS ONE for the acquisition of a billing system implemented during the quarter ended June 30, 2001.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                  (Unaudited)


         (b) EuroTel

              D&E owns a one-third interest in EuroTel L.L.C. (EuroTel), a domestic corporation which holds an indirect 100% investment in PenneCom B.V. (PenneCom), an international telecommunications company that holds a 100% investment in Pilicka Telefonia, Sp.zo.o. (Pilicka). In April 1999, PenneCom entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration (the Arbitration Court) seeking specific performance of the agreement as well as compensatory and punitive damages.

              In May 2001 the Arbitration Court made its award (the Award) in favor of PenneCom on the question of liability and awarded payment by Elektrim to PenneCom of the following sums: (1) $22,987 together with interest at an annual rate of 10% effective from August 1, 1999 to the date of payment; (2) $367.5 in respect of costs paid by PenneCom to the Arbitration Court; and (3) $2,000 towards PenneCom's legal costs.

              On May 21, 2001, PenneCom submitted to the Arbitration Court a formal application for a correction of a computational error in the Award. The proposed correction would increase the $22,987 to $32,987. Income from affiliates for the quarter ended June 30, 2001 includes $3,333, D&E's one third share of the income recognized related to the Award. The remainder of the Award will be recorded when payment is received. Elektrim has notified PenneCom that Elektrim now wants to pay to PenneCom the full amount due under the Award and expressed its intention to pay the amount of any amended Award.

              On August 6, 2001, PenneCom was notified that the Arbitration Court issued an amended award, correcting the Award to reflect that the following sums are due to PenneCom from Elektrim: (1) $30,000 with interest at an annual rate of 10% effective from August 1, 1999 to the date of payment; (2) $367.5 in respect of costs paid by PenneCom to the Arbitration Court; and (3) $2,000 towards PenneCom's legal costs. See
         Item 1 of Part II of this Report.


(3) ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

              D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101) in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on recognition of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct expenses over the expected term of the customer relationship. The cumulative effect of a change in accounting principle was reported in our Form 10-K for the year ended December 31, 2000. The previously reported quarterly information for the three months and six months ended June 30, 2000 are restated in this Form 10-Q to reflect a decrease of $912 ($0.13 per share) cumulative effect of the change in accounting principle, net of tax benefit of $267 as of January 1, 2000. Also

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                  (Unaudited)


         we have restated communication service revenues, other revenues, communication service expenses, marketing and customer services expenses and equity in net losses of affiliates for the impact of SAB
         101. The impact decreased the second quarter 2000 revenue by $2, expenses by $24 and increased operating income by $22. The year to date restatement in 2000 increased revenue by $4, expenses by $48 and decreased operating income by $44. Additionally, D&E's share of EuroTel's impact was a decrease of $521. The restatements resulted in a year to date June 30, 2000 increase of $853 in net loss ($0.12 per share).

              On June 29, 2001 the Financial Accounting Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) to be used for all business combinations initiated after June 30, 2001, and "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition, effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact these statements will have on D&E's financial position or results of operations.


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

              During the periods when D&E Telephone's rates were set using a rate base/rate of return methodology, it had collected deferred income taxes from customers at rates higher than the current enacted tax rates and had established regulatory liabilities for the future return of those excess deferred taxes to customers. As a result of the acceptance of the new ratemaking process on January 22, 2001, D&E Telephone was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and, therefore, it removed those regulatory liabilities from its accounts pursuant to SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB No. 71". As a result, the elimination of the regulatory liabilities, net of income taxes, resulted in a one-time cumulative income effect of $107 in the quarter ended March 31, 2001.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                  (Unaudited)


(5) CONTINGENCIES

              D&E became party to a $40,000 loan agreement from a domestic bank to PenneCom in December 1999. PenneCom increased the loan to $50,000 in August 2000. D&E, along with the other two investors in EuroTel, each pledged investments of $8,667 as collateral for security on the loan. Management anticipates the loan, which was used primarily to refinance higher interest debt, will be partially repaid following receipt of the proceeds of the damage award from Elektrim and new loan terms will be negotiated. See footnote 2(b).

              On March 14, 2001, PCS ONE amended its May 2000 financing agreement with a bank to increase its credit facility from $70,000 to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital at a level of 66.7% of the funds borrowed. On June 30, 2001, the partners had an allowable capital contribution of $50,548 making $75,500 of the facility available.


(6) BUSINESS SEGMENT DATA

              Beginning in 2001, D&E restructured its internal reporting to manage the financial results through line of business managers. The measure of profitability was changed to operating income rather than net income because the business lines do not follow corporate structure as closely as the previous structure did. The prior year's results have been restated to reflect comparative results to the new line of business segments. The five segments are ILEC, CLEC, Networking Services, Internet Services and Wireless Services. Corporate, Other and Eliminations reconciles the segment amounts to the consolidated D&E total.

Financial results for D&E's five operating segments are as follows:

                             External Revenues        Intersegment Revenues        Operating Income (Loss)
                             -----------------        ---------------------        -----------------------
                            Three months ended         Three months ended             Three months ended
                                 June 30,                    June 30,                      June 30,
         Segment            2001          2000          2001          2000            2001           2000
         -------            ----          ----          ----          ----            ----           ----
ILEC                      $10,355       $ 9,733       $ 1,222        $   513        $ 2,701        $ 2,531
CLEC                        1,544           893            48             16           (912)          (593)
Networking Services         5,650         3,566            14             49         (1,161)           (24)
Internet Services             366            --             4             --           (483)            --
Wireless Services           2,853         2,007            --             --            256            137
Corporate, Other
   and Eliminations         1,027           611        (1,288)          (578)          (124)          (282)
                          -------       -------       -------        -------        -------        -------
Total                     $21,795       $16,810       $    --        $    --        $   277        $ 1,769
                          =======       =======       =======        =======        =======        =======

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                  (Unaudited)


Financial results for D&E's five operating segments continued:

                             External Revenues         Intersegment Revenues      Operating Income (Loss)
                             -----------------         ---------------------      -----------------------
                             Six months ended            Six months ended             Six months ended
                                  June 30,                   June 30,                      June 30,
         Segment            2001          2000          2001           2000          2001            2000
         -------            ----          ----          ----           ----          ----            ----
ILEC                      $20,486       $19,155       $ 2,211        $   942        $ 4,942        $ 4,690
CLEC                        2,957         1,746            85             25         (1,602)          (953)
Networking Services        11,349         6,558            38             75         (1,913)          (220)
Internet Services             618            --            11             --         (1,137)            --
Wireless Services           5,540         4,163            --             --            492            266
Corporate, Other
   and Eliminations         1,687         2,206        (2,345)        (1,042)          (182)          (527)
                          -------       -------       -------       --------        -------        -------
Total                     $42,637       $33,828       $    --       $     --        $   600        $ 3,256
                          =======       =======       =======       ========        =======        =======

                                Segment Assets
                                --------------
                             June           December
        Segment            30, 2001         31, 2000
        -------            --------         --------
ILEC                      $ 139,067        $ 118,898
CLEC                          8,025            7,715
Networking Services          16,330           16,664
Internet Services               901               83
Wireless Services            10,388            6,885
Corporate, Other
   and Eliminations         (33,547)         (26,024)
                          ---------        ---------
Total                     $ 141,164        $ 124,221
                          =========        =========

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


              Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 2000 have been reclassified for comparative purposes.


         RESULTS OF OPERATIONS

              Summary. D&E's business units were previously aggregated into four reportable segments. Beginning in 2001, D&E restructured its internal reporting to manage the financial results through line of business managers. The reorganization was prompted by the need to integrate the operations of two companies acquired during 2000 and to manage a larger portion of the total company's operations outside of the regulated environment in a competitive market. Additionally, D&E reentered the internet service provider market as a new business line in the fourth quarter of 2000. The measure of profitability was changed to operating income rather than net income because the business lines do not follow corporate structure and items below operating income, such as income taxes, are not allocated to segments. The prior year's results have been restated to reflect comparative results to the new line of business segments.

              D&E changed its reported segments to ILEC, CLEC, Networking Services, Internet Services and Wireless Services. Corporate, Other and Eliminations reconciles the segment amounts to the consolidated D&E total.

         ILEC -- Incumbent local exchange carrier - provides services in D&E's historical market area comprised of exchange services, custom calling features, directory publication and billing and collection services.

         CLEC -- Competitive local exchange carrier - provides exchange services and custom calling features in markets adjacent to the historical ILEC market.

         Networking Services -- provides professional programming and technical services for integration of telephone systems sold and cabling with local and wide-area computer networks. D&E Telephone and Data Systems, Inc. and Alternate Solutions, Inc. merged into one corporation operating under the name D&E Networks, Inc.

         Internet Services -- D&E Jazzd, launched during the fourth quarter of 2000, provides Internet access and web page hosting services.

         Wireless Services -- provides contract services to D&E's joint venture, D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE).

              Operating revenues increased 29.7% for the three months ended June 30, 2001 compared with the same period of 2000. The six month year to date operating revenues for 2001 were 26.0% higher than the six months ended June 30, 2000.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


         - The ILEC exchange service business grew revenue 13.0% in the three months and 12.9% in the six months ended June 30, 2001 compared with the same periods in 2000.

         - CLEC Services, which began operations late in 1999, saw revenues increase 75.1% from the second quarter of 2000 and 71.8% for the six months ended June 30, 2001 compared with 2000.

         - The increased revenues from the two computer services companies acquired during 2000 accounted for a 56.7% and 71.7% increase in Networking Services revenues in the three months and six months of 2001 respectively versus the same periods of 2000.

         - Internet Services, which started in the fourth quarter of 2000, had $370 in revenues for the three months and $629 for the six months ended June 30, 2001 with no similar amounts in 2000.

         - Support services to the wireless affiliate PCS ONE increased 42.2% for the three months and 33.1% for the six months of 2001 versus the three and six months ended June 30, 2000.

         - Corporate and other revenues reconciling to the consolidated total decreased $288 during the current quarter and $1,822 for the six months primarily from increased ILEC Intersegment revenue to the CLEC and partially from one non-recurring benefit reimbursement item related to the European operations in the first quarter of 2000.

              Operating profit as a percentage of revenue decreased to 1.3% for the second quarter of 2001 compared to 10.5% for the second quarter of 2000 as a result of the expenses related to the development of new businesses.

              Other income and expense changes included an additional $3,300 of income from recognition of a portion of the Elektrim arbitration award as equity in the earnings of EuroTel during the second quarter of 2001. In the second quarter of 2000 a loss of $2,965 was recognized on a permanent decline in market value of the investment in OneMain shares.

              Three months ended June 30, 2001 compared to the three months ended June 30, 2000

              Operating Revenues. Consolidated total operating revenues for the three months ended June 30, 2001 were $21,795, up 29.7% from $16,810 for the second quarter in 2000. The primary reason for this increase was the acquisition of CompuSpirit, Inc. (CSI) on April 28, 2000 and Alternate Solutions, Inc. (ASI) on August 1, 2000.

              ILEC segment revenues increased 13.0% to $11,577 in 2001 from $10,246 in 2000. The increase was primarily attributable to an increase of 33.5% in network access revenues from special access, intrastate access and switched message data access payments from other carriers. Local network services revenues decreased 3.4% as a net result of an increase in the number of telephone access lines in service, offset by decreases related to extended toll free calling service

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


         area and a reduction from SAB 101 net deferrals.

              CLEC segment revenues increased 75.1% to $1,592 in 2001 from $909 in 2000 as a result of the addition of new customers in the business that began operations late in 1999.

              Networking Services segment revenues increased 56.7% to $5,664 in 2001 from $3,615 in 2000. The acquisitions of CSI at the end of April 2000 and ASI in August 2000 primarily accounted for the increase. Professional programming and computer networking services revenues increased over 200% for commercial and government clients primarily from the acquired companies. Telephone equipment sales increased $216 or approximately 8.0% during the second quarter of 2001 compared to the same period in 2000.

              Internet Services segment revenues were $370 in 2001 with no comparative amount in 2000 for the services that were initiated for single user, business, DSL and web hosting subscribers in the fourth quarter of 2000. Revenues increased 42.9% from $259 in the preceding quarter.

              Wireless Services segment revenues increased 42.2% to $2,853 in 2001 from $2,007 in 2000. The increase was the result of expansion of sales and customer support services provided to PCS ONE.


              Operating Expenses and Operating Income. Consolidated operating expenses for the three months ended June 30, 2001 were $21,518, up from $15,041 in 2000. The primary reason for the increase was the expenses related to CSI and ASI, which were acquired on April 28, 2000 and August 1, 2000, respectively. The continued development of the competitive local exchange services, and addition of internet access services through the launch of D&E Jazzd, caused expenses to increase over the same period last year. Support service costs for the PCS ONE affiliate also increased over 2000 as the wireless business growth continued.

              ILEC segment operating expenses increased primarily in cost of network operations, depreciation, and general and administrative expenses. These increases were driven primarily by increased network administration, computer expenses, increased depreciation of plant additions and employee benefit costs. Operating income increased $170 or 6.7% for the segment.

              The CLEC segment experienced essentially all of its operating expense increase in the area of direct cost of network operations and network access expenses. Digital electronic switching and circuit equipment expenses increased as a result of expanding the network to accommodate a growing customer base. Network access expense increased from the growing volume of new subscribers being serviced. The operating loss for CLEC operations increased to $912 in 2001 from $593 in the second quarter of 2000 as a result of the system build out in advance of subscriber additions.

              Networking Services segment expenses increased primarily as a result of the larger number of employees providing services in the newly acquired companies and $316 for amortization of

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


         goodwill in 2001 related to the acquisitions. Segment expenses also increased as a result of the cost of products sold for telephony equipment sales. The operating loss for the segment was $1,161 in 2001, compared with $24 in the second quarter of 2000.

              Internet Services segment operating expenses were $853 for the quarter ended June 30, 2001. The expenses exceeded revenues as a result of developing operating capability ahead of the development of a customer base and as a result of advertising the new business service. The operating loss for the second quarter of 2001 was $483. Expenses decreased 6.6% from the previous quarter resulting in a $171 decrease in operating loss from the first quarter of 2001.

              Wireless Services segment operating expenses increased as the demand from PCS ONE for support services increased, but certain legal expenses incurred in 2000 were not repeated in 2001. The operating income was $256 for the second quarter of 2001, compared with $137 for the same period in 2000.

              Other Income (Expense). Other income (expense) for the three months ended June 30, 2001 was a net expense of $1,072, compared with a net expense of $6,568 in the second quarter of 2000. Equity in the net losses of affiliates was $1,038 in the second quarter of 2001, compared with $3,661 in the second quarter of 2000. D&E's share in the increased losses of PCS ONE was $521. D&E's share of EuroTel results was a $12 greater loss excluding $3,333 from D&E's share of the income recognized related to the arbitration award. The remainder of the Award will be recorded when payment is received.

              Interest expense increased 6.7% to $464 in 2001 from $435 in 2000. Bank borrowing increased to cover the construction costs of a new building and other capital additions. The additional interest expense due to the increased borrowings was partially offset by increased capitalization of interest expense in connection with the building expansion. Additionally, along with the change in accounting for estimated regulated liabilities, D&E Telephone discontinued recording interest income credits to allowance for funds used during construction, and began to credit interest expense.

              Income taxes. Income taxes were a benefit of $744 for the three months ended June 30, 2001, compared to a benefit of $1,045 in 2000. The change was primarily related to the valuation allowance that eliminates the tax effect of the results from the European affiliate. The results for the second quarter 2001 included $3,333 from the Elektrim arbitration award.


              Six months ended June 30, 2001 compared
              to the six months ended June 30, 2000

              Operating Revenues. Consolidated total operating revenues for the six months ended June 30, 2001 were $42,637, up 26.0% from $33,828 for the first half in 2000. The primary reasons for this increase were the acquisitions of CSI on April 28, 2000 and ASI on August 1, 2000 and the new internet service initiated late in 2000.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


              ILEC segment revenues increased 12.9% to $22,697 in 2001 from $20,097 in the first half of 2000. The increase was primarily attributable to an increase of 30.6% in network access revenues from special access, intrastate access and switched message data access payments from other carriers. Long distance minutes and message volumes decreased approximately 16% offsetting the increases from access revenue.

              CLEC segment revenues increased 71.8% to $3,042 in 2001 from $1,771 in the first half of 2000 as a result of the addition of new customers in the business that began operations late in 1999.

              Networking Services segment revenues increased 71.7% to $11,387 in 2001 from $6,633 in the first half of 2000. The acquisitions of CSI at the end of April 2000 and ASI in August 2000 primarily accounted for the increase. Professional programming and computer networking services revenues increased for commercial and government clients primarily from the acquired companies. Communication products sold increased $347 or 6.4% during the first half of 2001 compared to the same period in 2000.

              Internet Services segment revenues were $629 in 2001 with no comparative amount for the services that were initiated for single user, business, DSL and web hosting subscribers in the fourth quarter of 2000.

              Wireless Services segment revenues increased 33.1% to $5,540 in 2001 from $4,163 in 2000. The increase was the result of growth in sales and additional customer support services provided to PCS ONE.


              Operating Expenses and Operating Income. Consolidated operating expenses for the six months ended June 30, 2001 were $42,037, up from $30,572 in 2000. The primary reason for the increase was the expenses related to CSI and ASI acquired during 2000. The continued development of the competitive local exchange services, and addition of internet access services through the launch of D&E Jazzd, caused expenses to increase over the same period last year. Support service costs for the PCS ONE affiliate also increased over 2000 as the wireless business growth continued.

              ILEC segment operating expenses increased primarily in cost of network operations, depreciation, and general and administrative expenses. These increases were driven primarily by increased network administration costs, operational computer expenses, increased depreciation expense from plant additions, information technology expenses and employee benefit costs. Operating income increased $252 or 5.4% for the segment.

              The CLEC segment experienced essentially all of its operating expense increase in the area of direct cost of network operations and network access expenses. Digital electronic switching, circuit equipment and network administration expenses increased as a result of expanding the network to

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


         accommodate a growing customer base. Network access expense increased from the growing volume of new subscribers being serviced. The operating loss for CLEC operations increased to $1,602 in 2001 from $953 in the first half of 2000 as a result of the system build out in advance of subscriber additions.

              Networking Services segment expenses increased primarily as a result of the larger number of employees providing services in the newly acquired companies and $736 in 2001 for amortization of goodwill related to the acquisitions of CSI and ASI in 2000. Segment expenses also increased $1,279 from increased costs of products sold. The operating loss for the segment was $1,913 in 2001, compared with $220 in the first half of 2000.

              Internet Services segment operating expenses were $1,766 for the six months ended June 30, 2001. The expenses exceeded revenues as a result of developing operating capability ahead of the development of a customer base and as a result of advertising the new business service. The operating loss for the first half of 2001 was $1,137.

              Wireless Services segment operating expenses increased as the demand from PCS ONE for support services increased, but certain legal expenses incurred in 2000 were not repeated in 2001, causing a smaller increase in expenses than in revenues. The operating income was $492 for the first half of 2001, compared with $266 for the same period in 2000.


              Other Income (Expense). Other income (expense) for the six months ended June 30, 2001 was a net expense of $4,744, compared with a net expense of $9,283 in the first half of 2000. Equity in the net losses of affiliates was $4,593 in the first half of 2001, compared with $6,479 in the first half of 2000. D&E's share in the increased losses of PCS ONE was $1,048. D&E's share of EuroTel results was a $281 greater loss, excluding $3,333 from D&E's share of the income recognized related to the arbitration award. The remainder of the Award will be recorded when payment is received.

              Interest expense increased 11.4% to $918 in 2001 from $824 in 2000. Bank borrowing increased to cover the construction costs of a new building and other capital additions. The resulting increase in interest expense was partially offset by capitalization of interest expense of approximately $252 in connection with the building expansion. Additionally, along with the change in accounting for estimated regulated liabilities, D&E Telephone discontinued recording interest income credits to allowance for funds used during construction, and began to credit interest expense.


              Income taxes. Income taxes were a benefit of $1,309 for the six months ended June 30, 2001, compared to $967 in 2000. The change was primarily related to the valuation allowance that eliminates the tax benefit or expense from the equity in income of the European affiliate. The European results changed to an income of $442 in 2001 from a loss of $2,597 in 2000.

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


         FINANCIAL CONDITION

              Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the existing local exchange network and business development activities. D&E expects that foreseeable capital requirements for its existing businesses will be financed by a combination of internally generated funds, existing cash or temporary investments, and additional short or long-term debt or equity financing. Management has negotiated increases in its two unsecured lines of credit and has initiated a search for long-term debt financing to fund growth of new business development activities and to enhance D&E's capital structure within management's guidelines.

              During the six months ended June 30, 2001, cash provided from operations was $8,233. Capital expenditures were $17,201. Capital addition expenditures included $6,260 for a new office building under construction and $4,069 for computer equipment and software purchased primarily to upgrade the billing system. Central office switching and remote network monitoring equipment purchases totaled $3,649. CLEC and internet expansion expenditures were other significant expenditures during the period. Investments in and advances to affiliates used $12,782 of capital for PCS ONE and EuroTel. The primary use of cash in financing activities was $1,720 for dividend payments. Cash balances decreased $2,159 and long-term debt, primarily from unsecured lines of credit, which D&E intends to refinance as long-term, increased $21,347 to cover the cash outflow.

              At June 30, 2001, $8,667 was invested in U. S. Treasury securities held as collateral for a bank loan made to PenneCom. D&E also had $13,617 available from its total unsecured lines of credit of $35,000. D&E's ratio of total debt to total debt plus capital increased to 44.7% at June 30, 2001 from 27.8% at December 31, 2000.


         OTHER

              D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101) in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on recognition of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct expenses over the expected term of the customer relationship. The cumulative effect of a change in accounting principle was reported in our Form 10-K for the year ended December 31, 2000. The previously reported quarterly information for the three months ended June 30, 2000 are restated in

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


         this Form 10-Q to reflect a decrease of $912 ($0.12 per share) cumulative effect of the change in accounting principle, net of tax benefit of $267 as of January 1, 2000. Also we have restated communication service revenues, other revenues, communication service expenses, marketing and customer services expenses and equity in net losses of affiliates for the impact of SAB 101. The impact decreased the second quarter 2000 revenue by $2, expenses by $24 and increased operating income by $22. The year to date restatement in 2000 increased revenue by $4, expenses by $48 and decreased operating income by $44. Additionally, D&E's share of EuroTel's impact was a decrease of $521 in pretax income. The restatements resulted in an increase in net loss of $853 ($0.12 per share) for the six months ended June 30, 2000.

              In compliance with state statutes, commonly known as Chapter 30, D&E Telephone joined in a petition to the Pennsylvania Public Utility Commission (PUC) in July 1998 for an alternative form of regulation. In response to the PUC's initial Chapter 30 Order, in January 2000, D&E Telephone filed a petition for reconsideration. On March 30, 2000, the PUC issued a revised Order. D&E accepted the PUC Order and filed an amended plan to accelerate network modernization. Various parties to the litigation filed exceptions to which D&E Telephone filed a reply. On December 21, 2000, the PUC entered an Order granting the exceptions in part. Pursuant thereto, D&E Telephone filed a remodified Chapter 30 Plan on January 22, 2001 accepting a new ratemaking process in which, instead of a rate base/rate of return methodology, prices are adjusted in accordance with the Gross Domestic Product Price Index with a productivity offset. The PUC subsequently entered an Order directing minor modifications in the plan. D&E expects to file these modifications on or before August 29, 2001.

              During the periods when D&E Telephone's rates were set using a rate base/rate of return methodology, it had collected deferred income taxes from customers at rates higher than the current enacted tax rates and had established regulatory liabilities for the future return of those excess deferred taxes to customers. As a result of the acceptance of the new ratemaking process on January 22, 2001, D&E Telephone was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and, therefore, it removed those regulatory liabilities from its accounts pursuant to SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB No. 71". As a result, the elimination of the regulatory liabilities, net of income taxes, resulted in a cumulative income effect of $107 in the quarter ended March 31, 2001.

              On March 14, 2001, PCS ONE amended its May 2000 financing agreement with a bank to increase its credit facility from $70,000 to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital at a level of 66.7% of the funds borrowed. On June 30, 2001, the partners had an allowable capital contribution of $50,548 making $75,500 of the facility available.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


         FORWARD-LOOKING STATEMENTS

              This quarterly report contains certain forward-looking statements as to the future performance of D&E and its various domestic and international joint venture investments. This report also includes statements regarding future financing plans for expanding its competitive businesses. Actual results may differ as a result of factors over which D&E has no control, including, but not limited to, regulatory factors, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

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

              On May 9, 2001, the tribunal of three International Chamber of Commerce (ICC) arbitrators found in favor of PenneCom and awarded payment by Elektrim to PenneCom of the following sums: (1) $22,986,945 together with interest at an annual rate of 10% effective from August 1, 1999 to the date of payment; (2) $367,500 in respect of costs paid by PenneCom to the Arbitration Court; and (3) $2,000,000 towards PenneCom's legal costs (the Award).

              On May 21, 2001, PenneCom submitted to the Arbitration Court a formal application for correction of a computational error in the Award. PenneCom has requested the arbitral tribunal to correct the Award to reflect that the following sums are due to PenneCom from
         Elektrim: (1) $32,986,945 with interest at 10% per annum from August 1, 1999 to the date of payment; (2) $367,500 in respect of costs of the Arbitration Court; and (3) $2,000,000 towards PenneCom's legal costs. PenneCom expects to receive a decision from the ICC Secretariat on its application shortly.

              On June 6, 2001, the District Court in Warsaw, VII Civil and Registration Section, issued an attachment order (the Attachment Order) as security for the amount due to PenneCom from Elektrim under the Award. The Attachment Order secures PenneCom's claim against Elektrim in the amount of $31,872,191 through a seizure of shares held by Elektrim in Elektrim Telekomunikacja Sp. z o.o. (the Shares), a joint venture between Elektrim and Vivendi Universal of France.

              Elektrim has notified PenneCom that Elektrim now wants to pay to PenneCom the full amount due under the Award in order to obtain the release of the Shares. Elektrim also has expressed its intention to pay the amount of any amended Award. PenneCom currently is drafting legal documentation to effect the transfers.

              On August 6, 2001, PenneCom was notified that on July 23, 2001, the Arbitration Court issued an amended award, correcting the Award to reflect that the following sums as due to

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


         PenneCom from Elektrim: (1) $30,000,000 with interest at 10% per annum from August 1, 1999 to the date of payment; (2) $367,500 in respect of the costs of the Arbitration Court; and (3) $2,000,000 towards PenneCom's legal costs.

              D&E is involved in other various legal proceedings arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on D&E's consolidated financial condition or results of operations.


         Item 4. Submission of Matters to a Vote of Security Holders

         (a) Date of Meeting. The Annual Meeting of Shareholders was held on April 26, 2001.

         (b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the three matters voted upon at the 2001 Annual Meeting were as follows:

               (1) Election of the following directors to hold office for a three year term to expire in 2003.

                          Director                   For           Withheld
                          --------                   ---           --------
                    Mr. Paul W. Brubaker          6,534,469           3,235
                    Mr. Robert A. Kinsley         6,432,515         105,189
                    Mr. Steven B. Silverman       6,534,113           3,591
                    MRS. ANNE B. SWEIGART         6,533,625           4,079

               (2) Approval of the 2001 Stock Compensation Plan and Policy for Non-Employee Directors of D&E Communications, Inc.

                          In Favor                  Against         Abstain
                         6,387,495                   56,569          93,640

               (3) Ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants in 2001.

                          In Favor                  Against         Abstain
                         6,519,094                    3,908          14,702


         The terms of John Amos, Thomas H. Bamford, Ronald E. Frisbie, Robert M. Lauman, G. William Ruhl, W. Garth Sprecher and D. Mark Thomas continued after the Annual Meeting.

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


         Item 6. Exhibits and Reports on Form 8-K


         (a) Exhibits:


              No exhibits are filed herewith.


         (b) Reports on Form 8-K:

              One current report on Form 8-K dated May 24, 2001, was filed during the quarter ended June 30, 2001. The report summarized an arbitration panel ruling on May 9, 2001 that Elektrim breached its agreement with PenneCom regarding the sale of Pilicka, PenneCom's telecommunications subsidiary in Poland. The arbitration panel's ruling required Elektrim to pay approximately $30 million in damages, interest and costs to PenneCom.

                    D&E Communications, Inc. and Subsidiaries


                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           D&E Communications, Inc.



Date: August 9, 2001
                                   By: /s/ Anne B. Sweigart
                                       ---------------------------------------
                                       Anne B. Sweigart
                                       President, Chairman of the Board, and
                                       Chief Executive Officer



Date: August 9, 2001
                                   By: /s/ Thomas E. Morell
                                       ---------------------------------------
                                       Thomas E. Morell
                                       Vice President, Chief Financial Officer
                                       and Treasurer