Form 10-Q
period 2001-09-30
D&E COMMUNICATIONS INC
filed 2001-11-13
CIK 1011737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

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

                          Yes     X      No
                              ---------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Class                     Outstanding at November 2, 2001
                           -----                     -------------------------------
Common Stock, par value $.16 per share               7,350,090  Shares

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                           PART I. FINANCIAL INFORMATION

     1.  Financial Statements

                  Consolidated Statements of Operations --
                           For the three months and nine months ended
                           September 30, 2001 and 2000 ...................................................        1

                  Consolidated Balance Sheets --
                           September 30, 2001 and December 31, 2000 ......................................        2

                  Consolidated Statements of Cash Flows --
                           For the nine months ended
                           September 30, 2001 and 2000 ...................................................        3

                  Consolidated Statement of Comprehensive Income --
                           For the three months and nine months ended
                           September 30, 2001 and 2000 ...................................................        4

                  Notes to Consolidated Financial Statements .............................................        5

     2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................       11

     3.  Quantitative and Qualitative Disclosure
                  about Market Risks .....................................................................       20

                                             PART II. OTHER INFORMATION

     1.   Legal Proceedings ..............................................................................       21

     6.   Exhibits and Reports on Form 8-K ...............................................................       22

          SIGNATURES .....................................................................................       23

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)

                                                                Three Months Ended                      Nine Months Ended
                                                                    September30                            September30
                                                                                 2000                                     2000
OPERATING REVENUE                                            2001             (Restated)             2001              (Restated)
                                                             ----             ----------             ----              ----------
   Communication service revenues ...................  $          19,082   $         15,595   $           54,719    $        43,103
   Communication products sold ......................              3,192              3,073                9,415              8,722
   Other ............................................                375                367                1,152              1,038
                                                       ------------------  -----------------  -------------------  -----------------

      Total Operating Revenues ......................             22,649             19,035               65,286             52,863
                                                       ------------------  -----------------  -------------------  -----------------

OPERATING EXPENSE

   Communication service expenses (exclusive of
      depreciation and amortization below) ..........             10,827              7,295               28,610             19,630
   Cost of communication products sold ..............              2,431              2,330                7,482              6,506
   Depreciation and amortization ....................              3,984              3,159               11,206              8,543
   Marketing and customer services ..................              2,239              1,677                6,880              4,761
   General and administrative services ..............              4,308              3,463               11,648              9,056
                                                       ------------------  -----------------  -------------------  -----------------

      Total Operating Expenses ......................             23,789             17,924               65,826             48,496
                                                       ------------------  -----------------  -------------------  -----------------

           Operating Income (Loss) ..................             (1,140)             1,111                 (540)             4,367
                                                       ------------------  -----------------  -------------------  -----------------

OTHER INCOME (EXPENSE)

   Allowance for funds used during construction .....                ---                 96                   21                120
   Equity in net income (losses) of affiliates ......              2,814             (3,603)              (1,779)           (10,082)
   Interest expense .................................               (682)              (421)              (1,600)            (1,245)
   Loss on investments ..............................                ---               (413)                 ---             (3,378)
   Other, net .......................................                416                439                1,162              1,400
                                                       ------------------  -----------------  -------------------  -----------------

      Total Other Income (Expense) ..................              2,548             (3,902)              (2,196)           (13,185)
                                                       ------------------  -----------------  -------------------  -----------------

           Income (loss) before income taxes,
              dividends on utility preferred stock,
              extraordinary item and cumulative
              effect of accounting change ...........              1,408             (2,791)              (2,736)            (8,818)

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

   Income taxes .....................................             (1,282)              (401)              (2,591)            (1,368)
   Dividends on utility preferred stock .............                 16                 16                   49                 49
                                                       ------------------  -----------------  -------------------  -----------------

      Total income taxes and dividends
         on utility preferred stock .................             (1,266)              (385)              (2,542)            (1,319)
                                                       ------------------  -----------------  -------------------  -----------------

           Income (loss) before extraordinary
              item and cumulative effect of
              accounting change .....................              2,674             (2,406)                (194)            (7,499)

   Extraordinary item, tax benefit of $107 ..........                ---                ---                  107                ---
   Cumulative effect of change in accounting
      principle, net of tax benefit of $267 .........                ---                ---                  ---               (912)
                                                       ------------------  -----------------  -------------------  -----------------

NET INCOME (LOSS) ...................................  $           2,674   $         (2,406)  $              (87)   $        (8,411)
                                                       ==================  =================  ===================  =================

   Weighted average common shares outstanding .......              7,379              7,398                7,384              7,365

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE
   Net income (loss) before extraordinary item
      and accounting change .........................  $            0.36   $          (0.33)  $            (0.03)   $         (1.02)
   Extraordinary item ...............................               0.00               0.00                 0.02               0.00
   Cumulative effect of accounting change ...........               0.00               0.00                 0.00              (0.12)
                                                       ------------------  -----------------  -------------------  -----------------
      Net income (loss) per common share ............  $            0.36   $          (0.33)  $            (0.01)   $         (1.14)
                                                       ==================  =================  ===================  =================

   Dividends per common share .......................  $            0.13   $           0.13   $             0.38    $          0.33
                                                       ==================  =================  ===================  =================

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                                        September 30,
                                                                            2001           December 31,
                               ASSETS                                    (Unaudited)          2000
                                                                         -----------          ----
CURRENT ASSETS
       Cash and cash equivalents .....................................  $         560     $       3,527
       Temporary investments, including $8,667 restricted ............            ---             8,670
       Accounts receivable ...........................................         10,978            12,290
       Accounts receivable - affiliated companies ....................          4,254             5,714
       Inventories, lower of cost or market, at average cost .........          1,879             2,080
       Prepaid expenses ..............................................          5,648             2,661
       Other .........................................................            742               575
                                                                        --------------    --------------
          TOTAL CURRENT ASSETS .......................................         24,061            35,517
                                                                        --------------    --------------
INVESTMENTS
       Investments and advances in affiliated companies ..............         11,483               ---
       Investments available-for-sale ................................          5,043             2,518
                                                                        --------------    --------------
                                                                               16,526             2,518
                                                                        --------------    --------------
PROPERTY, PLANT AND EQUIPMENT
       In service ....................................................        172,362           147,263
       Under construction ............................................          6,327             7,913
                                                                        --------------    --------------
                                                                              178,689           155,176
       Less accumulated depreciation .................................         86,419            79,321
                                                                        --------------    --------------
                                                                               92,270            75,855
                                                                        --------------    --------------

OTHER ASSETS .........................................................          9,070            10,331
                                                                        --------------    --------------

       TOTAL ASSETS ..................................................  $     141,927     $     124,221
                                                                        ==============    ==============
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Long-term debt maturing within one year .......................  $         908     $         917
       Accounts payable and accrued liabilities ......................         14,298            18,975
       Accrued taxes .................................................            404               387
       Accrued interest and dividends ................................            538               431
       Advance billings, customer deposits and other .................          4,494             3,672
                                                                        --------------    --------------
          TOTAL CURRENT LIABILITIES ..................................         20,642            24,382
                                                                        --------------    --------------
LONG-TERM DEBT .......................................................         46,097            20,907
                                                                        --------------    --------------
OTHER LIABILTIES
       Equity in net losses of affiliates in excess of
          investments and advances ...................................         10,391            11,435
       Deferred income taxes .........................................          6,786             6,696
       Other .........................................................          3,017             3,993
                                                                        --------------    --------------
                                                                               20,194            22,124
                                                                        --------------    --------------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
        par value $100, cumulative, callable at par,
        at the option of the Company, authorized 20,000
        shares, outstanding  14,456 shares ...........................          1,446             1,446
                                                                        --------------    --------------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Common stock, par value $.16, authorized shares 30,000,000 ....          1,217             1,214
        Outstanding shares:  7,353,662 at September 30, 2001
                            7,382,054 at December 31, 2000
       Additional paid-in capital ....................................         39,816            39,374
       Unrealized gain on investments ................................          2,051               467
       Retained earnings .............................................         15,518            18,366
       Treasury stock at cost, 277,984 shares at September 30, 2001
          226,194 shares at December 31, 2000 ........................         (5,054)           (4,059)
                                                                        --------------    --------------
                                                                               53,548            55,362
                                                                        --------------    --------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................  $     141,927     $     124,221
                                                                        ==============    ==============

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                        2001            2000
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES ...........................................   $        8,396   $      11,870
                                                                                   ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures, net of proceeds from sales
           and removal costs ...................................................          (28,217)        (11,570)
        Acquisition of businesses, net of cash acquired of $18 .................              ---          (5,893)
        Proceeds from sale of temporary investments ............................           34,671          50,077
        Purchase of temporary investments ......................................          (26,002)        (49,277)
        Increase in investments and advances to affiliates .....................          (57,255)        (27,860)
        Decrease in investments and repayments from affiliates .................           43,505          39,612
                                                                                   ---------------  --------------

          Net Cash Used In Investing Activities ................................          (33,298)         (4,911)
                                                                                   ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends on common stock ..............................................           (2,579)         (2,235)
        Payments on long-term debt .............................................              (51)           (129)
        Net proceeds from revolving lines of credit ............................           25,233             ---
        Proceeds from issuance of common stock .................................              263             220
        Purchase of treasury stock .............................................             (931)         (1,158)
                                                                                   ---------------  --------------

          Net Cash Provided By (Used In) Financing Activities ..................           21,935          (3,302)
                                                                                   ---------------  --------------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ........................................................           (2,967)          3,657

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD .........................................................            3,527           1,674
                                                                                   ---------------  --------------

   END OF PERIOD ...............................................................   $          560   $       5,331
                                                                                   ===============  ==============

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                 Consolidated Statements of Comprehensive Income

                                 (in thousands)
                                   (Unaudited)

                                                                  Three months ended           Nine months ended
                                                                     September 30                September 30

                                                                2001          2000           2001           2000
                                                                ----          ----           ----           ----
   Net income (loss) .....................................   $     2,674   $    (2,406)  $        (87)   $    (8,411)

   Other comprehensive income:
     Unrealized gain (loss) on investments, net of
        taxes of $277, ($1,041), $941 and ($250) .........           429        (1,654)         1,584           (701)
     Reclassification adjustment for losses included
        in net loss, net of taxes of $164 and $1,172 .....           ---           319            ---          2,276
                                                             ------------  ------------  -------------   ------------

   Total comprehensive income (loss) .....................   $     3,103   $    (3,741)  $      1,497    $    (6,836)
                                                             ============  ============  =============   ============

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

                The accompanying financial statements are unaudited and have been prepared by D&E pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of D&E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the D&E Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) EQUITY INVESTMENTS IN AFFILIATED COMPANIES

        (a)     PCS ONE

                D&E owns a fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) that was formed in November 1997 to provide PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading, Pennsylvania Basic Trading Areas. The results of operations of PCS ONE were as follows:

                                                      Three months ended               Nine months ended
                                                         September 30                     September 30
                                                     2001             2000              2001          2000
                                                     ----             ----              ----          ----
         Net sales ....................            $13,485           $7,702           $33,751       $22,526
         Net loss .....................           ($ 4,296)         ($4,779)         ($14,384)     ($12,363)
         D&E's share of loss .......              ($ 2,148)         ($2,389)         ($ 7,192)     ($ 6,181)

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

                On September 4, 2001, Elektrim paid to PenneCom $38,655 which was the entire amount of the amended Award and fees. PenneCom used most of the funds to reduce outstanding loans under its credit facility with a domestic bank. PenneCom has applied for a second correction to increase the amended Award by a further $2,987 together with interest at the rate of 10% per annum from August 1, 1999, and is awaiting a decision of the arbitration panel.

                Income from affiliates for the quarter ended September 30, 2001 included $11,424 for D&E's share of the income recognized related to the Award. This income was offset by a $5,000 charge for a probable loss on exiting the European business. Income from affiliates for the nine months ended September 30, 2001 also includes $3,333 recognized in the quarter ended June 30, 2001 for D&E's share of a deposit paid to PenneCom by Elektrim in connection with the sale that PenneCom was authorized to retain as part of the Award entered in May 2001. See Item 1 of Part II of this Report.

(3) ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

                D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101) in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on recognition of certain non-recurring

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

        fees, such as service activation and installation fees, and associated incremental direct expenses over the expected term of the customer relationship. The cumulative effect of a change in accounting principle was reported in our Form 10-K for the year ended December 31, 2000. The previously reported quarterly information for the three months and nine months ended September 30, 2000 are restated in this Form 10-Q to reflect a decrease of $912 ($0.12 per share) cumulative effect of the change in accounting principle, net of tax benefit of $267 as of January 1, 2000. Also we have restated communication service revenues, other revenues, communication service expenses, marketing and customer services expenses and equity in net losses of affiliates for the impact of SAB 101. The impact decreased the third quarter 2000 revenue by $2, expenses by $24 and increased operating income by $22. The year to date restatement in 2000 increased revenue by $2, expenses by $24 and decreased operating income by $22. Additionally, D&E's share of EuroTel's impact was a decrease of $521. The restatements resulted in a year to date September 30, 2000 increase of $827 in net loss ($0.11 per share).

                On June 29, 2001 the Financial Accounting Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) to be used for all business combinations initiated after June 30, 2001, and "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition, effective for fiscal years beginning after December 15, 2001. Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS 143) was recently issued to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Financial accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses issues relating to the implementation of Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact these statements will have on D&E's financial position or results of operations.

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

(5) CONTINGENCIES

                D&E became party to a $40,000 loan agreement from a domestic bank to PenneCom in December 1999. PenneCom increased the loan to $50,000 in August 2000. D&E, along with the other two investors in EuroTel, each pledged investments of $8,667 as collateral for security on the loan. The loan, which was used primarily to refinance higher interest debt, was repaid following receipt of the proceeds of the damage award from Elektrim. The payment was made partially from the damage award proceeds and partially from the use of a portion of the collateral pledged by each of the three investors. D&E used $4,049 of its collateral, thereby freeing the remainder of $4,618 from the pledge restriction. See footnote 2 (b).

                On March 14, 2001, PCS ONE amended its May 2000 financing agreement with a bank to increase its credit facility from $70,000 to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital at a level of 66.7% of the funds borrowed. On September 30, 2001, the partners had an allowable capital contribution of $52,548 making $78,500 of the facility available.

(6) SUBSEQUENT EVENTS

                On October 18, 2001, D&E announced the execution of a definitive agreement to sell to VoiceStream Wireless Corporation (VoiceStream) D&E's 50% interest in PCS ONE. D&E and VoiceStream are presently equal partners in D&E/Omnipoint Wireless Joint Venture, L.P. which is a wireless telecommunications company that conducts business as "PCS ONE" and provides service to approximately 100,000 customers in south central Pennsylvania. D&E currently estimates that it will receive approximately $75,000 in cash before income taxes from the sale, after working capital and long-term debt adjustments of approximately $42,000. D&E anticipates that the transaction, which is subject to certain regulatory approvals, will close in the first half of 2002.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

                On November 1, 2001, D&E completed a long-term financing agreement with a syndicate of financial institutions for $100,000. The unsecured credit facility consists of a $50,000 single draw 10-year senior term note and a $50,000 8.5-year senior reducing revolving credit facility. The term loan was used to refinance existing indebtedness. The revolving loan will be used to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. The term loan requires interest only payable at a base rate or LIBOR plus an applicable margin for three years, with increasing quarterly principal repayments from the third quarter of 2004 through the second quarter 2011. The revolving loan requires interest only payable at a base rate or LIBOR plus an applicable margin for two years, with increasing quarterly principal repayments from the third quarter of 2003 through the fourth quarter of 2009. The revolving loan also includes a commitment fee on the unused portion. The loans include financial covenant restrictions on a total leverage ratio and total indebtedness to total capitalization ratio.

(7) BUSINESS SEGMENT DATA

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

Financial results for D&E's five operating segments are as follows:

                            External Revenues           Intersegment Revenues        Operating Income (Loss)
                            -----------------           ---------------------        -----------------------
                            Three months ended            Three months ended            Three months ended
                               September 30                  September 30                  September 30
       Segment              2001           2000           2001           2000           2001           2000
       -------              ----           ----           ----           ----           ----           ----
ILEC                    $    10,759    $     9,976     $    1,372     $     714     $     1,249     $    2,830
CLEC                          1,557          1,217            108            33          (1,189)          (600)
Networking Services           6,035          4,974             44            21            (855)          (652)
Internet Services               581              -              7             -            (579)          (452)
Wireless Services             3,085          2,235              -             -             273            151
Corporate, Other
   and Eliminations             632            633         (1,531)         (768)            (39)          (166)
                        -----------    -----------     ----------     ---------     -----------     ----------
Total                   $    22,649    $    19,035     $        -     $       -     $    (1,140)    $    1,111
                        ===========    ===========     ==========     =========     ===========     ==========

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

Financial results for D&E's five operating segments continued:

                            External Revenues           Intersegment Revenues        Operating Income (Loss)
                            -----------------           ---------------------        -----------------------
                            Nine months ended             Nine months ended             Nine months ended
                               September 30                  September 30                  September 30
       Segment              2001           2000           2001           2000           2001           2000
       -------              ----           ----           ----           ----           ----           ----
ILEC                    $    31,245    $    29,142     $    3,583     $   1,656     $     6,172     $    7,523
CLEC                          4,513          2,964            194            58          (2,791)        (1,553)
Networking Services          17,384         11,532             81            97          (2,768)          (871)
Internet Services             1,199              -             18             -          (1,717)          (452)
Wireless Services             8,625          6,398              -             -             765            417
Corporate, Other
   and Eliminations           2,320          2,827         (3,876)       (1,811)           (201)          (697)
                        -----------    -----------     ----------     ---------     -----------     ----------
Total                   $    65,286    $    52,863     $        -     $       -     $      (540)    $    4,367
                        ===========    ===========     ==========     =========     ===========     ==========

                              Segment Assets
                              --------------
                         September       December
       Segment            30, 2001       31, 2000
       -------            --------       --------
ILEC                    $   142,617    $   118,898
CLEC                         10,862          7,715
Networking Services          15,668         16,664
Internet Services             1,092             83
Wireless Services             4,415          6,885
Corporate, Other
   and Eliminations         (32,727)       (26,024)
                        -----------    -----------
Total                   $   141,927    $   124,221
                        ===========    ===========

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

                Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and nine months ended September 30, 2000 have been reclassified for comparative purposes.

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

                D&E's new reportable segments are ILEC, CLEC, Networking Services, Internet Services and Wireless Services. Corporate, Other and Eliminations reconciles the segment amounts to the consolidated D&E total.

        ILEC -- Incumbent local exchange carrier - provides services in D&E's franchised territory comprised of exchange services, custom calling features, directory publication and billing and collection services.

        CLEC -- Competitive local exchange carrier - provides exchange services and custom calling features in markets adjacent to the ILEC market.

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

        Wireless Services -- provides contract services to D&E's joint venture, D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE).

                Operating revenues increased 19.0% for the three months ended September 30, 2001 compared with the same period of 2000. The nine month year to date operating revenues for 2001 were 23.5% higher than the nine months ended September 30, 2000.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

        - The ILEC exchange service business grew revenue 13.5% in the three months and 13.1% in the nine months ended September 30, 2001 compared with the same periods in 2000.

        - CLEC Services, which began operations late in 1999, saw revenues increase 33.2% over the third quarter of 2000 and 55.8% for the nine months ended September 30, 2001 compared with 2000.

        - The increased revenues from the two computer services companies acquired during 2000 accounted for a 21.7% and 50.2% increase in Networking Services revenues in the three months and nine months of 2001 respectively versus the same periods of 2000.

        - Internet Services, which started in the fourth quarter of 2000, had $588 in revenues for the three months and $1,217 for the nine months ended September 30, 2001 with no similar amounts in 2000.

        - Support services and management fee income for the wireless affiliate PCS ONE increased 38.0% for the three months and 34.8% for the nine months of 2001 versus the three and nine months ended September 30, 2000.

                Operating profit (loss) as a percentage of revenue decreased to a 5.0% loss for the third quarter of 2001 compared to a 5.8% income for the third quarter of 2000 as a result of the expenses related to the development of new businesses and costs associated with with the new building placed into service during the third quarter of 2001.

                Other income and expense changes included an additional $11,424 of income in the third quarter of 2001 and $14,767 of income for the nine month period ending September 30, 2001 from recognition of D&E's portion of the Elektrim arbitration award payment received as equity in the earnings of EuroTel. D&E recognized an offsetting $5,000 charge in the quarter for a probable loss in exiting the European business. In 2000, a loss of $413 in the third quarter and $3,378 for the nine months was recognized on the exchange of the investment in OneMain shares for EarthLink shares.

                Three months ended September 30, 2001 compared to the three months ended September 30, 2000

                Operating Revenues. Consolidated total operating revenues for the three months ended September 30, 2001 were $22,649, up 19.0% from $19,035 for the third quarter in 2000. The primary reason for this increase was the acquisition of Alternate Solutions, Inc. (ASI) on August 1, 2000.

                ILEC segment revenues increased 13.5% to $12,131 in 2001 from $10,690 in 2000. The increase was primarily attributable to an increase of 28.9% in network access revenues from end user, special access, intrastate access and switched message data access payments from other

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

        carriers. Local network services revenues increased 1.4% as a net result of an increase in the number of telephone access lines in service, offset by decreases related to extended toll free calling service area and a reduction from SAB 101 net deferrals.

                CLEC segment revenues increased 33.2% to $1,665 in 2001 from $1,250 in 2000 as a result of basic area service and long distance revenues from new customers added by the business, which began operations late in 1999.

                Networking Services segment revenues increased 21.7% to $6,079 in 2001 from $4,995 in 2000. The acquisition of ASI in August 2000 primarily accounted for the increase. Professional programming and computer networking services revenues increased 60% for commercial and government clients primarily from the acquired company. Revenue from telephone system and computer products sold decreased $129 or approximately 4.3% during the third quarter of 2001 compared to the same period in 2000.

                Internet Services segment revenues were $588 in 2001. Services were initiated for single user, business, DSL and web hosting subscribers in the fourth quarter of 2000. Revenues increased 58.9% from $370 in the preceding quarter.

                Wireless Services segment revenues increased 38.0% to $3,085 in 2001 from $2,235 in 2000. The increase was the result of growth in management fee revenues and customer support services provided to PCS ONE.

                Operating Expenses and Operating Income. Consolidated operating expenses for the three months ended September 30, 2001 were $23,789, up from $17,924 in 2000. The primary reasons for the increase were the expenses related to ASI, which was acquired on August 1, 2000, and costs associated with the new building placed into service during the third quarter of 2001. The continued development of the competitive local exchange services, and addition of internet access services through the launch of D&E Jazzd, caused expenses to increase over the same period last year. Support service costs for the PCS ONE affiliate also increased over 2000 as the wireless business growth continued.

                ILEC segment operating expenses increased primarily in cost of network operations, depreciation, and general and administrative expenses. These increases were driven primarily by costs associated with the new building placed into service during the third quarter of 2001, increased network administration, computer expenses, increased depreciation of plant additions and increased employee benefit costs. Operating income decreased $1,578 or 55.8% for the segment.

                The CLEC segment operating expense increase was in the direct cost of network operations and network access expenses. Digital electronic switching and circuit equipment expenses increased as a result of expanding the network to accommodate a growing customer base. The increase in operations and access expenses included $1,213 of intersegment expenses. The

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

        operating loss for CLEC operations increased to $1,189 in 2001 from $600 in the third quarter of 2000 as a result of the system build out in advance of additional subscriber revenue.

                Networking Services segment expenses increased primarily as a result of the larger number of employees providing services in the newly acquired companies and $311 for amortization of goodwill in 2001 related to the acquisitions. The operating loss for the segment was $855 in 2001, compared with $652 in the third quarter of 2000.

                Internet Services segment operating expenses were $1,167 for the quarter ended September 30, 2001. The expenses exceeded revenues as a result of developing operating capability ahead of the development of a customer base and as a result of advertising the new business service. The operating loss for the third quarter of 2001 was $579. Expenses increased 36.8% from the previous quarter resulting in a $96 increase in operating loss from the second quarter of 2001.

                Wireless Services segment operating expenses increased as the demand from PCS ONE for support services increased from 2000 to 2001. The operating income was $273 for the third quarter of 2001, compared with $151 for the same period in 2000.

                Other Income (Expense). Other income (expense) for the three months ended September 30, 2001 was a net income of $2,548, compared with a net expense of $3,902 in the third quarter of 2000. Equity in the net income or losses of affiliates was an income of $2,814 in the third quarter of 2001, compared with a loss of $3,603 in the third quarter of 2000. D&E's share in the losses of PCS ONE was $2,323 in the third quarter of 2001, up from $2,230 in the prior year. D&E's share of EuroTel results was a $99 decreased loss from European operating activity. D&E's share of the income recognized related to the arbitration award was $11,424 from the payment that PenneCom received in September 2001. This income was offset by a $5,000 charge for a probable loss on exiting the European business.

                Interest expense increased 62.0% to $682 in 2001 from $421 in 2000. Bank borrowing increased to cover the construction costs of a new building and other capital additions. The additional interest expense due to the increased borrowings was partially offset by increased capitalization of interest expense in connection with the building expansion. Additionally, along with the change in accounting for estimated regulated liabilities, D&E Telephone discontinued recording interest income credits to allowance for funds used during construction, and began to credit interest expense.

                Income taxes. Income taxes were a benefit of $1,282 for the three months ended September 30, 2001, compared to a benefit of $401 in 2000. The change was primarily related to the change in pre-tax income
        (loss) as impacted by the results from the European affiliate, which tax effects are eliminated. The results for the third quarter 2001 included $5,137 from the European activity.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

                Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

                Operating Revenues. Consolidated total operating revenues for the nine months ended September 30, 2001 were $65,286, up 23.5% from $52,863 for the first nine months in 2000. The primary reasons for this increase were the acquisitions of CompuSpirit, Inc. (CSI) on April 28, 2000 and ASI on August 1, 2000 and the new internet service initiated late in 2000.

                ILEC segment revenues increased 13.1% to $34,828 in 2001 from $30,798 in the first nine months of 2000. The increase was primarily attributable to an increase of 29.9% in network access revenues from special access, intrastate access and switched message data access payments from other carriers. Long distance minutes and message volumes decreased approximately 15%, offsetting the increase in access revenue.

                CLEC segment revenues increased 55.8% to $4,707 in 2001 from $3,022 in the first nine months of 2000 as a result of the addition of new customers in the business that began operations late in 1999.

                Networking Services segment revenues increased 50.2% to $17,465 in 2001 from $11,629 in the first nine months of 2000. The acquisitions of CSI at the end of April 2000 and ASI in August 2000 primarily accounted for the increase. Professional programming and computer networking services revenue increased approximately 175% for commercial and government clients primarily from the acquired companies. Revenue from telephone systems and computer products sold increased $218 or 2.6% during the first nine months of 2001 compared to the same period in 2000.

                Internet Services segment revenues were $1,217 in 2001. Services for single user, business, DSL and web hosting subscribers were initiated in the fourth quarter of 2000.

                Wireless Services segment revenues increased 34.8% to $8,625 in 2001 from $6,398 in 2000. The increase was the result of growth in management fee revenues and additional customer support services provided to PCS ONE.

                Operating Expenses and Operating Income. Consolidated operating expenses for the nine months ended September 30, 2001 were $65,826, up from $48,496 in 2000. The primary reason for the increase was the expenses related to CSI and ASI acquired during 2000. The continued development of the competitive local exchange services, and addition of internet access services through the launch of D&E Jazzd, caused expenses to increase over the same period last year. The construction of new offices and new leased office facilities, along with the expense of furnishing those buildings, increased expenses for those facilities, which were placed into service during the third quarter of 2001.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

                ILEC segment operating expenses increased primarily in cost of network operations, depreciation, and general and administrative expenses. These increases were driven primarily by costs associated with the new office building, increased network administration costs, operational computer expenses, increased depreciation expense from plant additions, information technology expenses and employee benefit costs. Operating income decreased $1,351 or 18.0% for the segment.

                The CLEC segment operating expense increased primarily in the direct cost of network operations and network access expenses. Digital electronic switching, circuit equipment and network administration expenses increased as a result of expanding the network to accommodate a growing customer base. Network access expense increased from the growing volume of new subscribers being served. The operating loss for CLEC operations increased to $2,791 in 2001 from $1,553 in the first nine months of 2000 as a result of the system build out in advance of additional subscriber revenue.

                Networking Services segment expenses increased primarily as a result of the larger number of employees providing services in the newly acquired companies and $1,047 for amortization of goodwill in 2001 related to the acquisitions of CSI and ASI in 2000. Segment expenses also increased as a result of consolidating operations of the acquired companies into new leased facilities. The operating loss for the segment was $2,768 in 2001, compared with $871 in the first nine months of 2000.

                Internet Services segment operating expenses were $2,934 for the nine months ended September 30, 2001. The expenses exceeded revenues as a result of developing operating capability ahead of the development of a customer base and as a result of advertising the new business service. The operating loss for the first nine months of 2001 was $1,717 compared with start up costs of $452 in 2000.

                Wireless Services segment operating expenses increased as the demand from PCS ONE for support services increased, but certain legal expenses incurred in 2000 were not repeated in 2001, causing a smaller increase in expenses than in revenues. The operating income was $765 for the first nine months of 2001, compared with $417 for the same period in 2000.

                Other Income (Expense). Other income (expense) for the nine months ended September 30, 2001 was a net expense of $2,196, compared with a net expense of $13,185 in the first nine months of 2000. Equity in the net losses of affiliates was $1,779 in the first nine months of 2001, compared with $10,082 in the same period of 2000. D&E's share in the losses of PCS ONE was $7,358 in 2001, up from $6,217 in the nine months of 2000. D&E's share of EuroTel losses was an increase of $215 from operating activity to $4,178 in 2001 from $3,963 in the nine month period of 2000. D&E's share of the income recognized related to the arbitration award was $14,757. This income was offset by a $5,000 charge for a probable loss on exiting the European business.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

                Interest expense increased 28.5% to $1,600 in 2001 from $1,245 in 2000. Bank borrowing increased to cover the construction costs of a new building and other capital additions. The resulting increase in interest expense was partially offset by capitalization of interest expense of approximately $344 in connection with the building expansion. Additionally, along with the change in accounting for estimated regulated liabilities, D&E Telephone discontinued recording interest income credits to allowance for funds used during construction, and began to credit interest expense.

                Income taxes. Income taxes were a benefit of $2,591 for the nine months ended September 30, 2001, compared to a benefit of $1,368 in 2000. The change was primarily related to the change in pre-tax income
        (loss) as impacted by the equity in income of the European affiliate, which tax effects are eliminated. The European results changed to an income of $5,579 in 2001 from a loss of $3,963 in 2000.

                The extraordinary charge was the result of the reversal of certain tax liabilities established under regulatory accounting rules. As a result of moving to an alternative form of regulation during the first quarter of 2001, $107 of previously established liabilities was reversed. See Note 4 to the company's financial statements included in this report.

                The change in accounting principle in 2000 is a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), retroactive to January 1, 2000. SAB 101 provides guidance on recognition of certain non-recurring fees and associated incremental direct expenses over the expected term of the customer relationship. As of January 1, 2000, the total cumulative effect of noncash deferred net revenues was $658, which was recorded as a change in accounting principle, net of income taxes of $267. Similarly, D&E's share of EuroTel's deferred net revenue included in the cumulative change was $521.

        FINANCIAL CONDITION

                Liquidity and Capital Resources. D&E believes that it has adequate internal and external resources available to meet ongoing operating requirements, including expansion and modernization of the existing local exchange network and business development activities. D&E expects that foreseeable capital requirements for its existing businesses will be financed by a combination of internally generated funds, existing cash or temporary investments, and additional short or long-term debt or equity financing. On November 1, 2001, D&E obtained a $100 million unsecured credit facility to fund growth of new business development activities and to enhance D&E's capital structure within management's guidelines.

                During the nine months ended September 30, 2001, cash provided from operations was $8,396. Capital expenditures were $28,217. Capital expenditures included $8,566 for a new office building constructed and placed into service, and $6,363 for computer equipment and software

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

        purchased primarily to upgrade the billing system. Central office switching and remote network monitoring equipment purchases for the ILEC and the CLEC totaled $6,528. Investments in and advances to affiliates used $13,750 of capital for PCS ONE and EuroTel. Before September 30, 2001, D&E sold $8,667 of U. S. Treasury securities previously held as collateral for a bank loan made to PenneCom. D&E advanced $4,049 to PenneCom to retire its bank debt. The remaining $4,816 was used to reduce D&E's lines of credit. The primary use of cash in financing activities was $2,579 for dividend payments. Long-term debt increased $25,182, primarily from unsecured lines of credit, which D&E subsequently refinanced as long-term debt, to cover the cash outflow. Overall, cash balances decreased $2,967

                On September 30, 2001, D&E had $9,767 available from its total unsecured lines of credit of $35,000. D&E's ratio of total debt to total debt plus capital increased to 46.1 % at September 30, 2001 from 27.8% at December 31, 2000.

        OTHER

                On March 14, 2001, PCS ONE amended its May 2000 financing agreement with a bank to increase its credit facility from $70,000 to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital at a level of 66.7% of the funds borrowed. On September 30, 2001, the partners had an allowable capital contribution of $52,548 making $78,500 of the facility available.

                On October 18, 2001, D&E announced the execution of a definitive agreement to sell to VoiceStream Wireless Corporation (VoiceStream) D&E's 50% interest in PCS ONE. D&E and VoiceStream are presently equal partners in D&E/Omnipoint Wireless Joint Venture, L.P. which is a wireless telecommunications company that conducts business as "PCS ONE" and provides service to approximately 100,000 customers in south central Pennsylvania. D&E currently estimates that it will receive approximately $75,000 in cash from the sale, after working capital and long-term debt adjustments of approximately $42,000. D&E anticipates that the transaction will close in the first half of 2002.

                On November 1, 2001, D&E completed a long-term financing agreement with a syndicate of financial institutions for $100,000. The unsecured credit facility consists of a $50,000 single draw 10-year senior term note and a $50,000 8.5-year senior reducing revolving credit facility. The term loan was used to refinance existing indebtedness.
        The revolving loan will be used to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. The term loan requires interest only payable at a base rate or LIBOR plus an applicable margin for three years, with increasing quarterly principal repayments from the third quarter of 2004 through the second quarter 2011. The revolving loan requires interest only payable at a base rate or LIBOR plus an applicable margin for two years, with increasing quarterly principal repayments from the third quarter of 2003 through the fourth quarter of 2009. The revolving loan also includes a commitment fee on the unused portion. The loans include financial covenant restrictions on a total leverage ratio and total indebtedness to total capitalization ratio.

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

        On August 6, 2001, PenneCom was notified that on July 23, 2001, the Arbitration Court issued an amended award, correcting the Award to reflect that the following sums were due to PenneCom from Elektrim: (1) $30,000,000 with interest at 10% per annum from August 1, 1999 to the date of payment; (2) $367,500 in respect of the costs of the Arbitration Court; and (3) $2,000,000 towards PenneCom's legal costs.

        On September 4, 2001, Elektrim paid to PenneCom $38,655,000 which was the entire amount of the amended award and fees. PenneCom used most of the funds to reduce outstanding loans under its credit facility with a domestic bank. PenneCom has applied for a second correction to increase the amended award by a further $2,987,000, together with interest at the rate of 10% per annum from August 1, 1999, and is awaiting a decision of the arbitration panel.

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

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        No exhibits are filed herewith.

(b)     Reports on Form 8-K:

        One current report on Form 8-K dated September 19, 2001, was filed during the quarter ended September 30, 2001. The report updated an earlier summary of an arbitration panel ruling on May 9, 2001 that Elektrim breached its agreement with PenneCom regarding the sale of Pilicka, PenneCom's telecommunications subsidiary in Poland. The September 19, 2001 filing announced receipt of Elektrim's payment of $38,665,000 to PenneCom for damages, interest and costs.

                    D&E Communications, Inc. and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     D&E Communications, Inc.


Date: November 13, 2001
                                             By: /s/   G. William Ruhl
                                                 -------------------------------
                                          G. William Ruhl
                                        Chief Executive Officer


Date: November 13, 2001
                                            By:  /s/   Thomas E. Morell
                                                 -------------------------------
                                          Thomas E. Morell
                                        Vice President, Chief Financial Officer
                                        and Treasurer