Form 10-K405
period 2001-12-31
D&E COMMUNICATIONS INC
filed 2002-03-27
CIK 1011737

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO ___________

                        COMMISSION FILE NUMBER 000-20709
                            D&E COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                PENNSYLVANIA                                23-2837108
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

            124 EAST MAIN STREET
                P.O. BOX 458
                 EPHRATA, PA                                17522-0458
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (717) 733-4101

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $0.16 PER SHARE
                                (TITLE OF CLASS)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $73,629,434. Such aggregate market value was computed by reference to the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on March 22, 2002. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.

    The number of shares of the registrant's Common Stock outstanding as of March 22, 2002 was 7,369,709.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business ........................................................    3
Item 2.   Properties ......................................................   21
Item 3.   Legal Proceedings ...............................................   21
Item 4.   Submission of Matters to a Vote of Security Holders .............   22

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters .........................................................   22
Item 6.   Selected Financial Data .........................................   23
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   24
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks ......   37
Item 8.   Financial Statements and Supplementary Data .....................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................   37

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..............   37
Item 11.  Executive Compensation ..........................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and Management ..   37
Item 13.  Certain Relationships and Related Transactions ..................   38

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    39

                                     PART I

FORWARD LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Our disclosure and analysis in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as "believes," "expects," "anticipates," "estimates," "intends," "strategy," "plan," or similar words or expressions. In particular, statements, express or implied, concerning future operating results or the ability to generate income or cash flows are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements.

You should understand that various factors, in addition to those discussed in the section titled "Item 1. Business--Factors Affecting Our Prospects" and elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.


ITEM 1. BUSINESS

OVERVIEW

We are a provider of integrated communications services to residential and business customers in markets throughout south central Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster and Lebanon counties in Pennsylvania, and a competitive local exchange carrier, or CLEC, in the Lancaster and Harrisburg, Pennsylvania metropolitan areas, which we refer to as our "edge-out" markets. Our goal is to be a leading single-source provider of voice and data communications services in our markets. To achieve this goal, we have developed a comprehensive package of communications services including local and long distance telephone services, high speed data services and Internet access services. We also provide business customers with integrated voice and data network solutions.

Our RLEC, founded in 1911, served 61,961 access lines through our 100% digitally switched network as of December 31, 2001. Currently, our RLEC does not compete directly with any other wireline company to provide local telephone service. Our RLEC strategy is to grow the number of access lines that we serve and continue to sell additional communications services, such as long distance, high speed data and enhanced telephone services, including voicemail, call waiting, caller identification and PhoneGuard(TM) (a telemarketer call block service). We believe that these services represent an additional source of revenue and cash flow growth for our RLEC operations. As of December 31, 2001, approximately 17% of our residential customers had two access lines and 27% of our customers subscribed to at least one of our enhanced telephone services.

Our CLEC began operations in the fourth quarter of 1999 and served 7,535 business access lines as of December 31, 2001. Our CLEC offers services similar to our RLEC and targets small and medium-sized business customers within our edge-out markets. The incumbent provider in these markets is Verizon Communications, a regional Bell operating company, or RBOC. Our strategy is to provide CLEC services primarily in secondary metropolitan areas near our RLEC, where we believe customers historically have been underserved. In pursuit of this strategy, we plan to continue to leverage our existing RLEC network and construct new facilities when and where we believe it is economically prudent to do so.

As part of our strategy to provide a range of data services to our customers, we offer dial-up and high speed Internet access services and web hosting services. We believe that customers in our markets historically have been underserved by national Internet providers and that we can provide technologically advanced Internet services with a superior level of customer service and support due to our local presence. As of December 31, 2001, we served 10,161 dial-up Internet access subscribers, 2,209 digital subscriber line, or DSL, subscribers and 447 web-hosting customers.

To augment our core voice and data communications services and enhance our position as an integrated communications provider, we offer systems integration services to businesses. We believe that the complexity of voice communications and data networks has increased the need for small and medium-sized businesses to seek a single provider for all of their communications and networking needs. We also believe that the convergence of voice communications and data networks technology further drives this outsourcing trend and increases the need for service providers that have expertise in both voice and data networks. In 2000, we significantly expanded our systems integration business through the strategic acquisitions of CompuSpirit, Inc. and Alternate Solutions, Inc., both of which were based in Harrisburg, Pennsylvania.

Historically, we also have made investments in foreign telecommunications service providers. Through our one-third interest in Eurotel, LLC, we presently maintain one foreign investment in the form of an active, minority interest in Pilicka Telephone S.A., which operates a telephone network in a region south of Warsaw, Poland. We currently are exploring strategic alternatives with regard to our ownership interest in Pilicka.

Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. We are a Pennsylvania corporation.

RECENT DEVELOPMENTS

Pending Sale of PCS ONE Interest

In connection with our strategy to focus on wireline communications, on October 17, 2001, we entered into a definitive agreement for the sale of our 50% ownership interest in PCS ONE, a joint venture with VoiceStream Wireless Corporation that offers mobile wireless communications service, to VoiceStream Wireless, our joint venture partner. Under the agreement, we expect to receive cash consideration of approximately $75.0 million, after working capital and long-term debt adjustments of approximately $42.0 million.

The sale is subject to certain regulatory approvals and other customary closing conditions and is expected to close in April 2002. During December 2001, the companies obtained required lender approvals necessary to close the transaction and also passed compliance of the Hart-Scott-Rodino Act requirements. In February 2002, the FCC granted its consent to the transfer of our PCS ONE interest to VoiceStream Wireless, subject to a 40-day reconsideration period that will expire on April 2, 2002, at which time such FCC approval will become final and non-appealable. The remaining regulatory approvals and other customary closing conditions are deemed to be perfunctory. This sale will result in our exit of the mobile wireless personal communications service business. Accordingly, we have reflected our wireless business as discontinued operations in our financial statements. Our loss from discontinued operations, net of taxes, was $6,652,000, $5,653,000 and $5,985,000 in 1999, 2000 and 2001,
respectively.

Pending Merger with Conestoga Enterprises, Inc.

On November 21, 2001, we entered into an agreement and plan of merger, which became effective on December 3, 2001 and was subsequently amended on January 9, 2002, to acquire Conestoga Enterprises, Inc., a neighboring Pennsylvania RLEC with 84,899 RLEC access lines, 18,807 CLEC access lines and 19,271 wireless subscribers as of December 31, 2001. The merger consideration is estimated to be approximately $272.0 million, which includes the payment of up to approximately $150.0 million in cash and the issuance of shares of our common stock. In addition, we will assume existing Conestoga indebtedness, which totaled $81.3 million as of December 31, 2001.

Consistent with our decision to focus on wireline communications, upon completion of the Conestoga acquisition, we expect to pursue the sale of Conestoga's wireless operations.

The completion of the merger is subject to approval by both our and Conestoga's shareholders, certain regulatory approvals and other customary closing conditions and is expected to close during the second quarter of 2002. In January 2002, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was terminated. In February 2002, the Borough of State College, Pennsylvania consented to the transfer of control of Conestoga's State College, Pennsylvania cable television franchise. In March 2002, the merger received the required approvals of the Pennsylvania Public Utility Commission with respect to the change of control of Conestoga's telephone operations and of the New York State Department of Public Service with respect to Conestoga's interexchange carrier operations. Completion of the merger should not require any additional public service or utility commission regulatory approvals. Finally, on March 18, 2002 the FCC granted its consent to the merger, subject to a 40-day reconsideration period that will expire on April 29, 2002, at which time the FCC approval will become final and non-appealable. Subsequent to April 29, 2002, we expect that the only material approval still outstanding will be the shareholder approvals.

We believe that the acquisition of Conestoga will enable us to capitalize on growth opportunities throughout the central Pennsylvania market and to capitalize on the benefits of increased scale in an increasingly competitive telecommunications industry. Such benefits are expected to include the ability to sell additional services to a larger customer base, the ability to spread our fixed costs over a larger revenue base and the opportunity to eliminate redundant costs. Please see "--Factors Affecting Our Prospects" on page 17 for certain risks relating to the merger with Conestoga.

THE TELECOMMUNICATIONS INDUSTRY

There are two predominant types of access line providers in the telecommunications industry: incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs. Recently, cable television and wireless service providers also have begun providing local telephone service in certain markets. Within the ILEC sector, generally there are rural local exchange carriers, or RLECs, who operate in rural areas, and the regional Bell operating companies, or RBOCs, which were the telephone companies created from the break-up of AT&T in 1984.

Over the past several years, the telecommunications industry has undergone significant change. The passage of the Telecommunications Act of 1996, with its stated goal of encouraging the rapid deployment of new telecommunications technologies and promoting competition to ensure lower prices and higher quality services for U.S. telecommunications customers, substantially changed the telecommunications industry. This change permitted newly created CLECs to compete with ILECs. As a result, ILEC and CLEC operators increasingly are seeking to differentiate themselves by bundling their communications service offerings and providing better customer service. Despite recent turmoil in the financial markets for telecommunications companies, CLECs continue to gain market share from ILECs by primarily focusing on business customers in densely populated regions.

Wireless operators, which serve as an alternative service to wireline local and long-distance services, also pose a competitive threat to ILECs. In addition, cable companies have begun to offer cable telephone service to residential customers and to bundle cable services with a package of data and voice communications services. Despite increasing competition, however, many large RLECs continue to grow their businesses by capitalizing on their extensive networks and the increasing demand for communications services. RLECs have grown their businesses primarily through favorable demographic trends and the introduction of new service offerings, including high speed data and enhanced telephone services. Additionally, consolidation among RLECs has created economies of scale and the ability to cross-sell new products across larger platforms.

Nationally, there are a large number of RLECs that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to regulatory factors and unfavorable economics of constructing and operating competitive systems. According to the United States Telephone Association as of December 31, 2000, there were over 1,300 ILECs with less than 50,000 access lines and approximately 34 ILECs with more than 50,000 access lines.

COMPETITIVE ADVANTAGES

We believe that we are well positioned for future growth in our existing and surrounding markets by capitalizing on the following competitive advantages:

Local Market Presence

We have been the only wireline telecommunications provider in our RLEC territory since 1911. Over that time, we believe that we have established a strong brand name and reputation. We believe that our intimate knowledge of our markets' dynamics, demographics and customer needs enables us to better serve our customers and prepares us for potential competitive threats. We also believe that there are significant demographic similarities between our RLEC and CLEC markets due to their geographic proximity. We believe that our understanding of these similarities, along with our brand name and reputation, provide us with competitive advantages in our CLEC markets.

Favorable Rural Demographics

We are the primary provider of telecommunications services in our RLEC territory. Our service territory is rural and suburban in nature and has an agricultural and small business base. In contrast to urban markets, the demographic make-up of our markets is less attractive to competitors due to our lower access line concentration and our predominantly residential customer base. In addition, we believe that the lack of large business customer concentration in our RLEC market is a further deterrent to competitors.

Modern Network

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network, which enables us to economically provide a broad portfolio of advanced voice and data communications services. We have designed and installed fiber in our network in a pattern of multiple rings which provide a high level of backup service in the event of a service failure. Our network operations center further leverages our network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve our operating efficiency. We monitor the network 24 hours a day, 365 days a year and continually upgrade network elements to ensure the uninterrupted delivery of quality services to our customers.

Superior Customer Service

We believe there is a high correlation between service quality and the likelihood that our customers will remain with us when presented with a competitive alternative. We approach service quality from both a customer and network perspective. Our commitment to personalized customer service includes minimizing the use of an automated attendant call routing system and cross-training all of our customer service personnel in our RLEC, CLEC and Internet service offerings to provide a single point of contact. We also employ multiple customer retention measures, including monthly performance and satisfaction surveys. This focus on service resulted in 98% of survey responses indicating a good or excellent rating of our overall service in 2001. Additionally, in areas such as average answer time, customer out-of-service reports, and service order completions, our performance consistently exceeds guidelines established by the Pennsylvania Public Utility Commission.

Experienced Management Team

Our Chairman and President, Anne B. Sweigart, and our Vice Chairman and Senior Executive Vice President, Robert M. Lauman, have assembled an executive management team comprised of individuals with extensive experience and success in the telecommunications industry. Our executive management team, comprised of
G. William Ruhl, our Chief Executive Officer, Thomas E. Morell, our Vice President, Chief Financial Officer, and Treasurer, and W. Garth Sprecher, our Vice President and Secretary, together with our Chairman and Vice Chairman, average over 39 years of experience in the telecommunications industry.

BUSINESS STRATEGY

Our primary business objective is to be a leading, regional wireline-focused integrated communications service provider. To achieve this objective, we will continue to pursue the following goals:

Increase Sales of Enhanced Telephone Services

We offer a broad array of enhanced telephone services to our RLEC customers including caller identification, voicemail, PhoneGuard(TM), call-forwarding, call waiting and three-way calling. We believe that these services represent an additional source of revenue and cash flow growth for our RLEC operations. Additionally, we believe our enhanced telephone services improve our general customer experience, thereby promoting loyalty within our customer base and helping us to better retain our customers. As of December 31, 2001, approximately 27% of our residential customers subscribed to at least one enhanced telephone service product and 18% subscribed to two or more enhanced telephone service products. We intend to continue to actively market our enhanced telephone services to our customer base.

Leverage Our Core Assets

In our "edge-out" markets, we seek to increase our market share by offering competitive service packages to small and medium-sized business customers that we believe traditionally have been underserved by the incumbent provider. We intend to continue to leverage our modern network infrastructure, established brand name, extensive local knowledge and significant operating experience to gain new customers and increase our market share. We also intend to continue to actively market our broad array of services to our existing CLEC customers. As of December 31, 2001, 69% of our CLEC customers had subscribed to our long distance service and 69% of our CLEC customers had subscribed to our high speed data services.

Increase Sales of Internet Services

We believe that we can further expand our market share of the Internet services business by meeting or exceeding the customer service and technical requirements of individual and business customers who historically have been underserved by national providers of Internet services. We support our local approach to service with a technologically advanced network. We provide Internet services that we believe are competitive with national providers with a focus on service excellence, value-added solutions and technical expertise integrated into our RLEC, CLEC and systems integration businesses. While we intend to grow our dial-up Internet access customer base, we also plan to focus our sales and marketing efforts on our high speed data and web hosting services.

Capitalize on the Convergence of Voice and Data Communications Technologies

We believe that the convergence and complexity of voice communications and data network technologies has increased the need for small and medium-sized businesses to seek a single provider for all of their communications and networking needs. Our systems integration business enhances our service offerings and positions us as a single source provider of voice and data communications services to our business customers. We believe our ability to provide comprehensive solutions to our customers differentiates us from our competition and allows us to capture a greater portion of our customers' total communications spending.

Continue to Focus on Customer Service

We believe that our commitment to customer service has strengthened our relationships with our customers and enhanced our competitive position. We intend to maintain this personalized customer service approach through the continuous pursuit of technological enhancements to our operations, the ongoing training of our customer service and sales representatives in new service offerings and the development of brand-oriented community service programs and sponsorships.

Selectively Pursue Strategic Acquisitions

We believe that we can increase the scale and scope of our business through acquisitions of companies that strategically fit with our integrated communications provider strategy. Increasing critical mass offers opportunities for improved economies of scale, operating efficiency and profitability. Acquisition targets may include companies that deepen our industry focus, broaden our service territory and increase the breadth of our services.

OPERATIONS

RLEC Operations

Our RLEC business offers local telephone, network access, long distance, data and enhanced telephone services. Our geographic area covers parts of Lancaster, Berks and Lebanon counties in Pennsylvania, a rural and suburban territory of 227 square miles, averaging 273 access lines per square mile as of December 31, 2001. Approximately 71% of these access lines serve residential customers and approximately 17% of our residential customers have multiple or second lines.

We offer our customers a broad array of enhanced telephone services including:

      - call waiting                             - conference calling
      - call transferring and                    - voicemail
        call forwarding                          - teleconferencing
      - automatic callback                       - DID (direct inward dial)
      - video conferencing                       - caller name and number
      - PhoneGuard(TM)                             identification
      - call trace                               - distinctive ringing
      - call block                               - simultaneous ringing

We offer long distance telephone service to our RLEC customers in addition to our local telephone services. We also offer network access services that provide other telecommunications carriers, such as local exchange carriers and wireless companies, with the use of our local network facilities for the completion of long distance calls. Payment for providing these services comes either directly from our customers or from settlement pools administered by the National Exchange Carrier Association, Inc. Finally, we offer directory advertising to give our customers business service information in addition to telephone number data.

Our growth in access lines reflects not only the population growth in our service area, but also our continued efforts to sell additional access lines to our existing customer base for dedicated fax and Internet services. The following table reflects access line growth over the past three years:


                                 At Or For The Years Ended December 31,
                                ----------------------------------------

                                  1999            2000            2001
                                --------        --------        --------
ACCESS LINES:
   Residential ..........         42,882          43,917          44,145
   Business .............         16,103          17,181          17,816
                                --------        --------        --------
      Total RLEC ........         58,985          61,098          61,961
                                ========        ========        ========

PERCENT OF TOTAL:
   Residential ..........           72.7%           71.9%           71.2%
   Business .............           27.3%           28.1%           28.8%

PERCENTAGE GROWTH
   Residential ..........            4.2%            2.4%            0.5%
   Business .............            4.5%            6.7%            3.7%
      Total RLEC ........            4.3%            3.6%            1.4%

CLEC Operations

Our CLEC business offers competitive local telephone, network access, long distance, data and enhanced telephone services in our two regional "edge-out" markets, including the Lancaster and Harrisburg, Pennsylvania metropolitan areas. We also provide our CLEC customers with IP Centrex services, high speed data services, local calling, customized extended local calling and account code billing. We plan to continue to leverage our existing facilities and to construct new facilities when and where we believe it is economically prudent.

The number of access lines served by our CLEC in our Lancaster market has increased from 598 business access lines as of December 31, 1999, three months after our CLEC launched service, to 7,535 business access lines as of December 31, 2001. We believe that the market demand for an alternative communications provider and our sales efforts and quality reputation contributed to this growth. As of December 31, 2001, approximately 25% of our business customers were served on our own facilities and the remaining 75% were served through a combination of our facilities and leased facilities. We launched service in our Harrisburg market in February 2002. The following table reflects our access line growth over the past three years:


                                         At December 31,
                                         ---------------

                                 1999         2000         2001
                                ------       ------       ------
ACCESS LINES
   Business .............          598        3,895        7,535


Our CLEC has also been effective in cross-selling our other service offerings. As of December 31, 2001, 69% of our CLEC customers subscribed to our long distance services and 69% of our CLEC customers subscribed to our high speed data services. Our customer service proficiency has allowed us to develop an efficient approach to activating new access lines. On average, our CLEC installs new access lines in five days when using our own facilities and 10 days when using leased facilities, which we believe to be below the national averages.

Internet Service Operations

Our Internet service offerings include dial-up and high speed Internet access and web hosting services. We offer our Internet services to residential and business customers in a geographic region that includes and surrounds our RLEC and CLEC operations, which encompasses seven counties in south central Pennsylvania covering a population of approximately 1.9 million. As of December 31, 2001, we served 10,161 dial-up Internet access subscribers, 2,209 DSL subscribers and 447 web-hosting customers.

We believe that residential and business customers in rural markets historically have been underserved by national Internet service providers, which presents us with a significant opportunity for growth. We also believe that our local presence, focus on customer service and technologically advanced services provide us with a competitive advantage in our markets.

We began offering our DSL service in the second half of 1999 and began bundling DSL and Internet access services to our RLEC and CLEC customers when we launched our Internet service provider in the fourth quarter of 2000. We offer this service entirely on our facilities in our RLEC territory and primarily on our own facilities in our CLEC markets. As of December 31, 2001, over 83% of our installed DSL lines were in our RLEC territory. While we intend to grow our dial-up Internet access customer base, we also plan to focus our sales efforts on our high speed data and web hosting services.

Systems Integration Operations

We offer services to support the design, implementation, and maintenance of local and wide area networks and telecommunications systems. We also sell data and voice communications equipment and provide custom computer programming services. We market these products and services primarily in our RLEC and CLEC service areas.

Our sales team targets businesses, government agencies and educational institutions with our comprehensive solutions for their voice and data communication networking needs. We significantly expanded this business through the strategic acquisitions of CompuSpirit, Inc. and Alternate Solutions, Inc. in 2000.

CUSTOMER SERVICE

We believe there is a high correlation between service quality and the likelihood that our customers will remain with us when presented with a competitive alternative. We use multiple customer retention measures, especially for our larger RLEC business customers and throughout our CLEC customer base, which is more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures such as monthly customer surveys to ensure customer satisfaction and loyalty. This focus on service resulted in 98% of survey responses indicating a good or excellent rating of our overall service in 2001. Additionally, in areas such as average answer time, customer out-of-service reports, and service order completion, our performance consistently exceeds guidelines established by the Pennsylvania Public Utility Commission.

Our centralized call center provides convenient access for our customers to place their orders and make billing inquiries. Our commitment to personalized customer service includes minimizing the use of automated attendant call routing systems resulting in calls being answered directly by live representatives, a service that we believe sets us apart from many of our competitors.

In addition, our centralized network operations service center personnel coordinate provisioning and maintenance for our customers. Our network is monitored, and repair service is available, 24 hours a day, 365 days a year. Inbound maintenance requests, field personnel dispatches and service order monitoring are all coordinated through this center. Our network operations center also provides us with remote network management, maintenance and repair capabilities, which we believe increase our engineers' productivity and reduces potential service interruptions for our customers.

SALES AND MARKETING

We employ a relationship-based sales and marketing approach. We believe this approach and our commitment to customer service builds brand loyalty and increases the effectiveness of our sales efforts. We also grow our general brand awareness through corporate and product awareness campaigns that utilize local television, billboard and print ads as well as sponsorship of community events. With respect to our non-RLEC businesses, we support an aggressive integrated marketing communications strategy with targeted direct sales efforts. Our customer service representatives are centrally located and supported by local sales efforts throughout our service territory.

We manage our sales organization by our two primary customer types: residential and business. Customer service representatives proactively market our complete service portfolio to residential customers through regular calling programs and consultative analyses of customers' services on incoming calls. These representatives are cross-trained to more effectively market our service offerings and must meet monthly sales quotas. Marketing programs and sales initiatives are coordinated with our calling efforts to maximize their effectiveness.

Our direct sales force targets government and educational institutions as well as small and medium-sized businesses, and is divided between communication services and systems integration services. Both sales groups make direct calls to existing and prospective customers, make product recommendations and offer a cost comparison of our service package. Our sales personnel work closely with our network engineers and systems integrators to design solutions to satisfy our customers' needs.

NETWORK ARCHITECTURE AND OPERATIONS SUPPORT SYSTEMS

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network. We continue to utilize a technologically advanced, fiber-rich network based on digital switching, fiber optic transport technology, and host/remote call switching architecture. We operate our own Signaling System 7 network that provides efficient call routing and allows enhanced features to travel across the national telephone network. During 2001, we completed our new network operations center, which monitors network performance 24 hours a day, 365 days a year and allows us to maintain high network performance standards.

Our RLEC has digital host switches in Ephrata and Lititz, Pennsylvania and delivers dial tones to more than 45 remote switches that are connected with fiber optic cable. Connection to our customers, or the "last mile," is provided over our RLEC's copper or fiber outside plant. Our host/remote architecture concentrates network intelligence in our two host offices, enabling our RLEC and CLEC operations to leverage this network and provide short customer loop lengths in our copper cable plant. Short customer loop lengths and our Asynchronous Transfer Mode backbone network are critical to the delivery of advanced high speed services such as DSL. We are capable of providing DSL service to over 94% of our RLEC customers.

Our CLEC's network strategy is to leverage the core switching architecture of our RLEC network and to own the key elements of the local exchange network. These elements include the remote dial tone units and the facilities connecting the host switches to the remote dial tone units, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, our CLEC builds copper/fiber distribution facilities between the remote dial tone units and customers' premises. Our network strategy allows our CLEC to provide high quality and reliable service and helps to minimize customer turnover. As of December 31, 2001, our CLEC had all of its access lines connected to our own RLEC switch and approximately 25% of its access lines completely on our own network.

Our network is supported by computer systems called operations support systems that provide the ability to install service for customers on a short interval basis and to analyze network problems in many instances before the customers are affected. These systems include databases of all RLEC and CLEC customers and the associated facilities such as the fiber and copper cable and the associated central office switching connections that serve them. We also use geographic information systems to map our outside plant cable and associated structure of poles and underground conduit. These same systems allow us to verify quickly the capability of our plant for high speed data service. We have a system that stores the inventory of central office and transmission equipment that is accessed for the automatic provisioning customized services for customers. These systems also have monitoring and troubleshooting capabilities to insure the reliability of our network. Finally, we have recently established the capability to interface with the operations support systems of Verizon and Sprint to insure fast and accurate provisions for our CLEC customers.

COMPETITIVE ENVIRONMENT

The Telecommunications Act of 1996 introduced competition among providers of local telephone services enabling customers to switch to services offered by local exchange carriers and cable companies. Several other factors are further increasing competition in local telephone service, including growing customer demand for communications products and services, development of fiber optics and digital electronic technology and legislation and regulations designed to promote competition.

To date, our RLEC has faced limited competition and has not lost any access lines to a wireline competitor since the Telecommunications Act was passed in 1996. A primary reason for this insulation from competition is that our RLEC maintains a rural exemption from the more burdensome interconnection provisions of the Telecommunications Act of 1996. Further, the Pennsylvania Public Utility Commission has granted our RLEC a temporary suspension of many of the interconnection requirements under the Telecommunications Act of 1996. Consequently, at the present time, the only means by which competitors can provide local, wireline telephone services within our RLEC's market is to build and maintain their own facilities. To date, two providers have been granted approval by the Pennsylvania Public Utility Commission to compete with us using their own facilities; however, to our knowledge, neither company has begun to do so. Our suspension expires on July 10, 2002. Although we may request a renewal of the interconnection suspension, if the Pennsylvania Public Utility Commission denies our request, we could face more competition from other CLECs. Similarly, to the extent that other RLECs are denied requests for extensions of their rural exemptions, our CLEC will have opportunities to compete in those RLEC markets.

We believe that our RLEC has competitive advantages based on several factors, including the lack of concentration of any large business customers, low basic service rates, our customer service record and high level of customer satisfaction, and our service territory's high cost of facilities-based entry due to low population density and other regulatory factors. See the section titled "-Regulatory Environment" on page 12 for a description of those regulatory factors. Wireless operators, which serve as an alternative service to wireline local and long-distance services, also pose a competitive threat to our RLEC.

Our CLEC competes principally with the services offered by the incumbent local exchange carrier, Verizon Communications, and other competitive providers, including other CLECs, inter-exchange carriers, cable television companies, wireless service providers and private networks built by large end users. The edge-out markets served by our CLEC are served by one or more other CLECs. In addition, in providing long distance service, our RLEC and CLEC are in competition with major carriers such as AT&T, MCI and Sprint, and most recently, Verizon. Some of these competitors have significantly greater market presence, brand recognition and resources than we do. The existing and new sources of competition place pressure on the pricing of these services which may cause our revenues or margins to decline.

Our systems integration business competes with large, regional and national companies that provide a wide variety of services to their customers. Many of these large competitors may accept lower profit margins in an effort to capture market share. We also compete with numerous smaller service providers that may have lower overhead costs, enabling them to provide their services at lower rates than we can. As a result of this competition, we may lose customers or have difficulty acquiring new customers. Barriers to entry to the markets for these services are generally low. As a result, new competitors may enter this market. The existing and new sources of competition place pressure on the pricing of these services which may cause our revenues or margins to decline.

The market for Internet services is highly competitive. Most of the national competitors we face have significantly greater market presence, brand recognition and resources than we do. Currently, we compete for dial-up customers with national, regional and local Internet service providers. Our DSL service faces competition from these national and regional Internet service providers, cable companies and direct broadcast satellite companies. We also compete for business customers with long distance and local communications providers in selling our high speed data services. The existing and new sources of competition in this market place pressure on the pricing of these services, which may cause our revenues or margins to decline.

REGULATORY ENVIRONMENT

Overview

Our communications services are subject to federal, state and local regulation. We hold various regulatory authorizations for our service offerings. At the federal level, the Federal Communications Commission, or FCC, exercises jurisdiction over all facilities of telecommunications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over such facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications.

Pursuant to the Telecommunications Act of 1996, or TA-96, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight in the provision by ILECs of interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way.

Federal Regulation

We must comply with the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions.

TA-96 brought changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. TA-96 is intended to promote competition in all areas of telecommunications and to reduce regulation. TA-96 is described further below under "Telecommunications Act of 1996."

Although TA-96 substantially revised the Communications Act of 1934 and was intended, among other things, to eliminate certain regulatory burdens, we and other communications carriers remain subject to ongoing regulatory requirements. Among other regulatory mandates, the FCC requires common carriers to file periodic reports. The FCC also has jurisdiction over interstate and international services.

The FCC generally must approve in advance transfers of control and assignments of operating authorizations by FCC-regulated entities. Therefore, if we seek to acquire companies that hold FCC authorizations, in most instances we will be required to seek approval from the FCC prior to completing those acquisitions. The FCC has the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations.

Pennsylvania Regulation

Our RLEC is subject to regulation by the Pennsylvania Public Utilities Commission, or Pennsylvania PUC, for intrastate rate-making purposes, which includes rates for local telephone service, enhanced telephone services, regional long distance services and network access services. In 2001, we entered into an alternative method of regulation with the Pennsylvania PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate of return regulation. As a result of the alternative method of regulation, our RLEC's profits are not directly limited by the Pennsylvania PUC as they were under the former rate of return system of regulation. Instead, our RLEC received the flexibility to increase local rates annually based on inflation less 2 percentage points, so that increased returns arising from improved productivity and efficiency in excess of 2% per annum accrue to us. Our RLEC can also seek to rebalance rates periodically within or between various intrastate service categories, such as local telephone, long distance and network access services. Additionally, our RLEC has the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of its control that result in reduced revenues or increased expenses.

The Pennsylvania PUC must also approve any issuance of stock, incurrence of long-term debt, or acquisition or sale of material utility assets by our RLEC. In addition, the Pennsylvania PUC must approve any change in controlling interest of either our RLEC or its holding company. The Pennsylvania PUC defines a "controlling interest" as an interest held by a person or group acting in concert, which enables the beneficial holders to control at least 20% of the voting interest in the utility or its parent, regardless of the remoteness of the transaction.

Our CLEC is also subject to regulation by the Pennsylvania PUC as it relates to intrastate services, including local telephone, regional long distance and network access services. Under the Pennsylvania PUC's current practices, our CLEC's rates and services are generally subject to much less regulatory scrutiny than those of the RLEC in its markets.

Under TA-96, the Pennsylvania PUC also has authority to arbitrate any disputes over the terms and conditions of interconnection between our CLEC and the ILECs in our CLEC markets, including the prices of various unbundled network elements that our CLEC purchases. The Pennsylvania PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by the Pennsylvania PUC may have a material effect on our CLEC's costs and profitability.

Telecommunications Act of 1996

One of the key goals of TA-96 is to encourage competition in local telephone service. To do this, TA-96 provides three means by which communications service providers can enter the local telephone service marketplace:

      Resale. ILECs are required to permit new communications service providers to purchase their services for resale to the public at a retail rate or a wholesale rate that is less than the rate charged by the ILEC to their retail customers.

      Access to Network Elements. ILECs are required to lease to new communications service providers the various elements in their network that are used to provide local telephone service. The leased parts of the ILEC's networks are known as "unbundled network elements." The ILEC must make unbundled network elements available at rates that are based on their forward-looking economic costs.

      Construction of New Facilities. New communications service providers may also enter the local telephone service market by building their own facilities.

To facilitate new communications service providers' entry into local telephone markets using one or more of the above three methods, TA-96 imposes on non-rural ILECs the obligation to open their networks and markets to competition. When requested by competitors, non-rural ILECs are required to negotiate in good faith agreements that lay out terms governing interconnection to their network, access to unbundled network elements and discounted resale. Non-rural ILECs also must allow competing carriers to "co-locate", or place their own equipment in the non-rural ILECs' central offices. Rural local exchange carriers, including our RLEC, have a rural exemption from the interconnection requirements of TA-96. This exemption may only be terminated by the Pennsylvania PUC following a bona fide request for interconnection to our RLEC and a finding that such interconnection request is not unduly economically burdensome, is technically feasible, and is consistent with the universal service provisions in TA-96.

As a result of the passage of TA-96, local exchange carriers, including our RLEC, face the prospect of being subject to competition for the first time in the provision of local telephone and regional long distance services. TA-96 also provides for the codification of the principles of "universal service" and establishes safeguards to foster the provision of communications services in the areas served by ILECs by adopting a federal universal service support fund, or USSF. See "--Promotion of Universal Service."

TA-96 makes competitive entry into the telecommunications industry more attractive to non-ILECs by, among other things, removing most state and local barriers to competition. Therefore, TA-96 increases the level of competition that our RLEC faces. In particular, after notice and an opportunity for comment, the FCC may preempt any state requirement that prohibits or has the effect of prohibiting a carrier from providing intrastate or interstate communications services. In addition, TA-96 establishes procedures under which an RBOC can enter the market for long-distance services within the area where it provides local telephone service. To date, RBOCs have been granted authority by the FCC to provide such regional long distance services in nearly every state, including Pennsylvania. The provision of regional long distance services by RBOCs permits them to offer "one-stop shopping" of local and long distance services, enhancing their competitive position generally in new markets we may seek to serve with our CLEC, and in our RLEC markets, should they seek to enter these markets.

Promotion of Local Service Competition

As discussed above, TA-96 provides generally for the removal of barriers to entry into the telecommunications industry in order to promote competition for the provision of local telephone service. Congress, however, has recognized that states should not be prohibited from taking actions necessary to preserve and advance universal service and has further recognized that special consideration should be given to the appropriate conditions for competitive entry in areas served by ILECs.

Pursuant to TA-96, local telephone companies, including both ILECs and CLECs, are required to: (i) allow others to resell their services at retail rates; (ii) ensure that customers can keep their telephone numbers when changing carriers;
(iii) ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the competitors' costs of completing calls to competitors' customers. Competitors are required to compensate the ILEC for the cost of providing these interconnection services.

TA-96, with certain exceptions described below, requires ILECs to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the ILEC. Competitors are required to compensate the ILEC for the cost of providing these interconnection services.

Congress specifically recognized that the movement towards increased competition under TA-96 requires accommodation for the different market characteristics of areas served by RLECs. For these areas, TA-96 included provisions which anticipate that the public interest may be best served by initially suspending or modifying the general requirements in areas served by RLECs. RLEC characteristics make these markets much more vulnerable to target market entry (i.e. "cream skimming") by new entrants. TA-96 recognized that selective customer targeting in areas served by RLECs could have an adverse impact on universal service and the overall public interest.

Congress recognized that interconnection requirements must be carefully constructed, modified or suspended in order to ensure that new entrants targeting primarily lower cost, higher volume customers do not leave the RLECs with only high cost, low volume customers from whom to recover relatively unchanged network costs. Accordingly, TA-96 provides RLECs, including our RLEC, an automatic blanket exemption ("rural exemption") from the certain interconnection requirements. Therefore, an RLEC is exempt from the more onerous interconnection requirements until that RLEC receives a bona fide request for interconnection and the state public service commission determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles.

Under TA-96, ILECs with fewer than 2% of the nation's subscriber lines, such as our RLEC, may request from state PUCs exemption, suspension or modification of any or all of the requirements described above. A PUC may grant such a request if it determines that such exemption, suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and to avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. Pursuant to TA-96, our RLEC received a temporary suspension exempting it from the additional ILEC requirements. This exemption expires on July 10, 2002. We are presently contemplating asking the Pennsylvania PUC to further extend the suspension. If the Pennsylvania PUC denies a renewal of our temporary suspension and does not allow us adequate compensation for the costs of providing interconnection, our costs would significantly increase and we could suffer a significant loss of customers to competitors. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements.

To the extent we seek to enter the local telephone service business in territories other than our RLEC territories as a CLEC, we could encounter difficulties in obtaining interconnection with the ILECs, particularly if the ILECs are entitled to the same protections we enjoy in our RLEC territory. In particular, in those circumstances, we might be unable to obtain access to the ILECs' networks, which could significantly detract from our ability to implement our CLEC strategy.

Even if an ILEC in a territory we wished to enter was not entitled to such protections, we could nonetheless be unable to obtain interconnection on favorable terms. The FCC has issued rules implementing the interconnection and resale provisions of TA-96, but those rules have been, and continue to be, subject to administrative and judicial appeals. Thus, there is continuing uncertainty about individual rules governing pricing of interconnection and unbundled network elements, and the terms and conditions of interconnection agreements. This may make negotiating these agreements more difficult and time-consuming. It also could require renegotiations of relevant provisions of existing interconnection agreements or subject them to additional court or regulatory proceedings.

Promotion of Universal Service

The USSF revenues received by our RLEC from the federal government are intended to support the high cost of our operations in rural markets. RLEC revenues from such USSF support payments were approximately $372,000 in 2001.

Newly codified universal service principles are being implemented by both the FCC and the Pennsylvania PUC. One of the implemented principles provides that USSF funds will be distributed only to carriers that are designated as eligible telecommunications carriers, or ETCs, by the Pennsylvania PUC. Our RLEC has been designated an ETC pursuant to TA-96. However, under TA-96, competitors could obtain the same support payments as we do if the Pennsylvania PUC determined that granting such support payments to competitors would be in the public interest. If such universal service support payments were to become available to potential competitors, our RLEC might not be able to compete as effectively or otherwise continue to operate as profitably as they have historically. RLECs will receive USSF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the USSF.

Access Charge Reform

As of December 31, 2001, approximately 48.9% of our RLEC revenues came from network access charges, which are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the territory served by our RLEC. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the Pennsylvania PUC and the FCC have made and are continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. These reforms are designed to move these network access charges, over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which historically have been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of network access charges paid by long distance carriers to access providers, such as our RLEC, will decrease.

In July 2000, the Pennsylvania PUC created a state universal service fund accompanied by intrastate regulatory access reform, resulting in revenue shifts for our RLEC among local telephone, long distance and network access service categories. On November 9, 2001, the FCC released an order changing its interstate access charge rules and universal service support system for rate-of-return RLECs. The new rules change the sources of funding under the average schedule formulas, but not the amounts paid to participants. These modifications include a reduction in access charges to long-distance companies, an increase in subscriber line charges to local service customers, and the creation of a universal funding mechanism funded by all telecommunications carriers.

In addition to the above modifications, the FCC has also released a Notice of Proposed Rulemaking under which it will investigate the possibility of allowing telephone companies such as our RLEC to convert to a form of incentive regulation similar in some respects to its existing alternative method of regulation in Pennsylvania. Previously, on May 31, 2000, the FCC adopted an order intended to significantly reduce access charges paid by long distance companies to price cap local ILECs, such as RBOCs. The FCC intends that the changes adopted in its access charge reforms will accelerate competition in the local and long distance telecommunications markets and set a more appropriate level of interstate access charges. In addition, to the extent our RLEC becomes subject to competition in its markets, such access charges could be paid to CLECs rather than to us. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

Potential Internet Regulatory Obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only a small body of laws and regulations applicable to access to or commerce on the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet. We cannot predict the nature of these regulations or their impact on our business.

EMPLOYEES

We had 725 employees as of December 31, 2001, including approximately 200 employees dedicated to the operation of PCS ONE. None of our employees is covered by a collective bargaining agreement.

FACTORS AFFECTING OUR PROSPECTS

THE COMMUNICATIONS INDUSTRY IS INCREASINGLY COMPETITIVE, AND THIS COMPETITION HAS RESULTED IN PRICING PRESSURE ON OUR SERVICE OFFERINGS. WE MAY EXPERIENCE INCREASED COMPETITIVE PRESSURES WHICH COULD HAVE A NEGATIVE EFFECT ON OUR REVENUES AND EARNINGS.

    As an integrated communications provider, we face competition from:

    - competitive local exchange carriers, including Adelphia, Commonwealth Telephone Enterprises and XO Communications;

    -   internet service providers, including AOL, EarthLink and MSN;

    - cable television companies, including Adelphia, Comcast, AT&T and Pencor Services;

    - providers of communications services such as long distance services, including, as a consequence of its recently received regulatory approval to provide long distance services in Pennsylvania, Verizon Communications; and

    - systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.

    Many of our competitors are, or are affiliated with, major communications companies. These competitors have substantially greater financial, technical and marketing resources and greater name recognition and more established relationships with a larger base of current and potential customers than us. Accordingly, it may be more difficult to compete against these large communications providers. In addition, we cannot assure you that we will be able to achieve or maintain adequate technology to remain competitive. Accordingly, it may be difficult to compete in any of our markets.

WE MUST SECURE UNBUNDLED NETWORK ELEMENTS AT REASONABLE RATES OR OUR CLEC EXPANSION MAY BE DELAYED AND THE QUALITY OF SERVICE MAY DECLINE.

    In providing our CLEC service, we interconnect with and use other telephone companies' networks to access certain of their customers. Therefore, we depend, in certain circumstances, upon the technology and capabilities of these other telephone companies, the quality and availability of other telephone companies' copper lines and other telephone companies' maintenance of these lines. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing lines from the incumbent telephone companies. We may not be able to obtain the copper lines and services of satisfactory quality we require from other telephone companies, or on other satisfactory terms and conditions, in which case we may experience delays in the expansion of our competitive local exchange carrier networks and the degradation of the quality of our service to customers.

    We also provide digital subscriber line services. To provide unbundled digital subscriber line-capable lines that connect each end-user to equipment, we rely on other telephone companies. The Telecommunications Act of 1996 generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Charges for digital subscriber line-capable lines and other unbundled network elements may vary based on rates proposed by other telephone companies and approved by state regulatory commissions. Increases in these rates could harm our CLEC business.

SUCCESSFUL EXPANSION OF OUR CLEC OPERATIONS INTO NEW MARKETS IS DEPENDENT ON INTERCONNECTION AGREEMENTS, PERMITS AND RIGHTS-OF-WAY AND THE FAILURE TO OBTAIN THESE AGREEMENTS AND PERMITS COULD HAMPER ITS EXPANSION.

    The successful expansion of our CLEC operations will depend, in part, on our ability to implement existing interconnection agreements and to enter into and implement new interconnection agreements as we seek to expand into new markets. Our failure to obtain these agreements and permits could hamper this expansion. Interconnection agreements are subject to negotiation and interpretation by the parties to the agreements and are subject to state regulatory commission, FCC and judicial oversight. If the terms of these interconnection agreements need to be renegotiated, we may not be able to renegotiate existing or enter into new interconnection agreements in a timely manner or on favorable terms. We must also maintain existing, and obtain new, local permits, including rights to utilize underground conduit and pole space and other rights-of-way. We may not be able to maintain our existing permits and rights or obtain and maintain other required permits and rights on acceptable terms. Cancellation or nonrenewal of interconnection agreements, permits, rights-of-way or other arrangements could significantly harm our business.

WE WILL BE SUBJECT TO A COMPLEX AND UNCERTAIN REGULATORY ENVIRONMENT THAT MAY REQUIRE US TO ALTER OUR BUSINESS PLANS AND FACE INCREASED COMPETITION.

    The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations. We may not be able to do so in a cost-effective manner. Federal and state regulatory trends in favor of reduced regulation are likely to have negative effects on our business and our ability to compete. The regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services to our service area. The introduction of new competitors could have a negative effect on our revenues and earnings. See "-- Regulatory Environment" on page 12.

WE HAVE RECEIVED A LIMITED SUSPENSION FROM CERTAIN INTERCONNECTION REQUIREMENTS OF THE TELECOMMUNICATIONS ACT OF 1996. UPON EXPIRATION OF THE SUSPENSION, WE MAY BE SUBJECT TO ADDITIONAL COMPETITION FOR TELECOMMUNICATIONS SERVICES.

    Our RLEC services have received a limited suspension until July 2002 from certain interconnection requirements of the Telecommunications Act of 1996. The suspension protects the interconnection services in our RLEC market by excluding us from requirements to allow competitors access to our customers by relying upon our services and facilities. If we do not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.

IN THE EVENT THAT WE COMPLETE OUR PENDING MERGER TRANSACTION WITH CONESTOGA ENTERPRISES, INC., IN ADDITION TO THE PRECEDING RISKS, THE COMBINED COMPANY MAY BE SUBJECT TO THE FOLLOWING ADDITIONAL RISKS:

THE COMBINED COMPANY MAY BE UNABLE TO INTEGRATE SUCCESSFULLY THE BUSINESS OPERATIONS OF D&E AND CONESTOGA AND SUCH INABILITY COULD HAVE AN ADVERSE IMPACT ON ITS PROFITABILITY.

    The integration of the systems and operations of Conestoga and D&E will involve significant risks. D&E and Conestoga have different operating support systems, including billing, accounting, order management, toll rating, trouble reporting and customer service systems, which may be difficult to integrate. In addition, some of Conestoga's employees are members of an organized labor union and are subject to the terms of a collective bargaining agreement. Because D&E's employees are not unionized, management of the combined company may face difficulties in integrating employees with different work rules. Even if integration of the operating systems and employees is ultimately successful, the amount of management attention diverted to integration efforts may limit their ability to work on other business matters. If the combined company does not realize anticipated operating efficiencies, its profitability could suffer.

D&E'S INCREASED INDEBTEDNESS AS A RESULT OF THE MERGER COULD RESTRICT ITS OPERATIONS.

    Increased borrowing by D&E to finance a portion of the cash needed to pay Conestoga shareholders in the merger could restrict the combined company's operations after the merger due to the following factors, among others:

    - the combined company will use a substantial portion of its cash flow from operations, if any, to pay principal and interest on its indebtedness, which would reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

    - the combined company's indebtedness may limit its ability to obtain additional financing on satisfactory terms, if at all;

    - insufficient cash flow from operations may cause the combined company to attempt to sell assets, restructure or refinance its debt, or seek additional equity capital, which the combined company may be unable to do at all or on satisfactory terms;

    - the combined company's level of indebtedness may make it more vulnerable to economic or industry downturns;

    - the combined company may encounter increasing difficulty in complying with the financial and other covenants applicable to its indebtedness, which could increase the possibility of a default;

    - the combined company may not have the ability to pay dividends to its shareholders;

    - the combined company's debt service obligations increase its vulnerabilities to competitive pressures, as it may be more leveraged than many of its competitors; and

    - any new financings may impose restrictions that limit management's flexibility in operating or expanding the combined company's revenues.

THE FAILURE TO SELL THE WIRELESS BUSINESSES OF CONESTOGA WOULD RESULT IN A REDUCTION IN THE COMBINED COMPANY'S EXPECTED RESOURCES AVAILABLE FOR THE OPERATION OF ITS BUSINESS, AND MAY ADVERSELY AFFECT THE CONTINUING OPERATIONS OF THE BUSINESS.

    As contemplated by the merger agreement with Conestoga, D&E and Conestoga intend to dispose of Conestoga's wireless assets and business. Pursuant to certain non-competition covenants in the agreement between VoiceStream Wireless Corporation and D&E, for three years following the sale of its interest in PCS ONE, D&E may be restricted from providing mobile voice wireless communications services in the Pennsylvania markets of York-Hanover, Lancaster or Reading. As a result of the restrictions imposed by these non-competition covenants, the combined company may be required shortly after the merger to dispose of that portion of Conestoga's wireless business operated in the Reading, Pennsylvania market, which represents approximately 37% of the population area serviced by such business. The proceeds to be realized by the combined company from a sale of Conestoga's wireless assets and business are uncertain. Until the Conestoga wireless business is sold, the combined company will continue to operate this business. This continued operation of the wireless business may adversely affect the combined company's other businesses by requiring additional financing for its operations, or result in the incurrence of financial losses and other liabilities.

EXECUTIVE OFFICERS

    The following table sets forth the names, ages, and positions of our executive officers. All of our executive officers serve for terms of one year and until re-appointed or until a successor is duly appointed at the annual organizational meeting of directors, which follows the annual shareholders' meeting. No executive officers have any arrangements or understandings with any other person pursuant to which such executive officer was or is to be appointed as an executive officer.

                                                                POSITION
                                                                  HELD
NAME                  AGE    POSITION                             SINCE
----                  ---    --------                             -----
Anne B. Sweigart       87    Chairman and President               1985
Robert M. Lauman       76    Vice Chairman and Senior             2001
                             Executive Vice President
G. William Ruhl        62    Chief Executive Officer              2001
Thomas E. Morell       41    Vice President, Chief Financial      1995(1)
                             Officer and Treasurer(1)
W. Garth Sprecher      50    Vice President and Secretary(1)      1993(1)

(1) Both Messrs. Morell and Sprecher were elected Vice Presidents in 1996.

        ANNE B. SWEIGART, age 87, has served as our President and Chairman of the Board since July 1985 and served as our Chief Executive Officer from 1985 until October of 2001. Mrs. Sweigart became a director in 1952. Her employment began in 1936, twenty-five years after her father founded the company. From that time until today, she has always been involved in the management affairs of the company. Mrs. Sweigart serves on numerous community boards and is currently a Trustee of Rider University, a Trustee of Elizabethtown College, an Honorary Trustee of Lebanon Valley College and a Trustee of Linden Hall School for Girls. She is also a Director of the Pennsylvania Telephone Association and serves on the Board of Directors of LutherCare. Mrs. Sweigart is a member of the Board of Directors' Strategic Planning Review Committee and serves as Chairman of the Executive Committee.

        ROBERT M. LAUMAN, age 76, has served as our Vice Chairman and Senior Executive Vice President since October 2001. He has been a director of the Company since 1983. Prior to 2001, Mr. Lauman served as our Executive Vice President and Chief Operating Officer. Mr Lauman was previously employed by Bell of Pennsylvania from 1946 to 1983, at which time he retired as Vice President - Engineering. Mr. Lauman is a registered Professional Engineer, a member of the Pennsylvania Society of Professional Engineers and a member of the Institute of Electrical and Electronics Engineers, Inc. Currently, he is a Trustee of Lancaster Theological Seminary and serves on the Board of Trustees for the Pennsylvania Academy of Music. Mr. Lauman is a member of the Board of Directors' Executive, Compensation and Strategic Planning and Review Committees.

        G. WILLIAM RUHL, age 62, has been our Chief Executive Officer since October 2001, served as Chief Executive Officer of D&E Telephone Company, our RLEC subsidiary, since 1996 and has been a director since 1993. From 1991 to October 2001, Mr. Ruhl served as our Senior Vice President. Prior to joining D&E in 1991, Mr. Ruhl was employed by Bell of Pennsylvania. Mr. Ruhl is a registered Professional Engineer and a member of the Institute of Electrical and Electronics Engineers, Inc. He served as Chairman of the Board of Directors of Monor Telephone Company from 1994 until its sale in 1999. He serves on the Board of Directors of the United States Telecom Association (USTA) and was appointed to the President's National Security Telecommunications Advisory Committee, representing the USTA. Mr. Ruhl serves on the Board of Directors of the Technology Council of Central Pennsylvania and on the Board of Alliance for Telecommunications Industry Solutions. He is also President of the Board of Directors of the Central Pennsylvania Symphony. Mr. Ruhl is a member of the Board of Directors' Executive Committee.

        THOMAS E. MORELL, age 41, has been our Chief Financial Officer and Treasurer since 1995 and a Vice President since 1996. Mr. Morell has been employed by the Company since 1984, serving as Assistant Controller from 1984 to 1990 and Controller from 1990 to 1995. From 1982 to 1984, he was employed by Coopers & Lybrand L.L.P. as an auditor. Mr. Morell is Managing Director of PenneCom B.V., a Supervisory Board member of Pilicka Telephone

Company, and is a member of the Campaign Cabinet of the United Way of Lancaster County. Mr. Morell is a Certified Public Accountant and is a member of the Pennsylvania Institute of Certified Public Accountants.

        W. GARTH SPRECHER, age 50, has served as a Vice President and our Secretary since 1996. Mr. Sprecher has held the position of Chief Executive Officer of D&E Networks, Inc., our Systems Integration subsidiary, since 2000 and has been a director since 1993. Mr. Sprecher has held various positions with the Company since 1984. Mr. Sprecher is a member of the Board of Directors of Sterling Financial Corp and the Bank of Lancaster County and serves on both the Executive and Compensation Committees of these companies. Mr. Sprecher is a member of the Board of Directors of WITF, Inc. and is Vice-Chairman of the Lancaster County Convention Center Authority and is President of the Pennsylvania Dutch Council of the Boy Scouts of America. He is also past President of the Board of Directors of the Mid-Atlantic Chapter of the American Society of Corporate Secretaries. Mr. Sprecher is a member of the Board of Directors' Executive Committee. Mr. Sprecher is the nephew of Mrs. Sweigart.

ITEM 2.     PROPERTIES.

     Our properties consist primarily of administration buildings, central office switch facilities, telephone lines and related equipment and other land and buildings related to telephone operations. Our owned facilities include our corporate headquarters, an 85,900 square feet in Ephrata, Pennsylvania and an 80,000 square foot building in Brownstown, Pennsylvania that serves a variety of functions including offices and housing our network operations center. We own various other telephone facilities located throughout our RLEC and CLEC service areas. Our primary lease is an office for our systems integration business, which consists of approximately 28,800 square feet and is located in Mechanicsburg, Pennsylvania.

     We have transmission facilities referred to as our outside plant consisting of cables, wires terminals and necessary supporting structures such as poles, conduits and manholes. Our cables are installed in one of the following methods: on poles, underground in conduit or directly buried in the earth. In addition to plant and equipment that we wholly own, we utilize poles, towers and cable and conduit systems wholly-owned by, or jointly-owned with, other entities.

ITEM 3.     LEGAL PROCEEDINGS.

    In April 1999, PenneCom B.V. (PenneCom), a Netherlands limited liability company which provides communications services in Central Europe and is wholly-owned indirectly by EuroTel, L.L.C. (EuroTel), a domestic limited liability company in which we have a one-third ownership interest, signed an agreement to sell its shares of Pilicka Telefonia, Sp.zo.o. (Pilicka), a Polish limited liability company, to Elektrim S.A. (Elektrim), a Polish corporation, for $140 million in cash and notes. However, a few days before the transaction was set to close, Elektrim issued written notice that it was repudiating the purchase agreement, alleging that unspecified actions of representatives of Pilicka and PenneCom constituted fraudulent inducement, thereby rendering the purchase agreement void. On August 2, 1999, PenneCom filed an arbitration request with the International Court of Arbitration at the International Chamber of Commerce seeking specific performance of the agreement as well as compensatory and punitive damages.

    On May 9, 2001, a tribunal of three International Chamber of Commerce
(ICC) arbitrators found in favor of PenneCom and awarded payment by Elektrim to PenneCom of the following sums: (1) $22,987,000 together with interest at an annual rate of 10% effective from August 1, 1999 to the date of payment; (2) $368,000 in respect of costs paid by PenneCom to the Arbitration Court; and (3) $2,000,000 towards PenneCom's legal costs (the Award). The Award was in addition to the $10,000,000 deposit that Elektrim paid to PenneCom in July
1999 according to the terms of the share purchase agreement.

    On May 21, 2001, PenneCom submitted to the Arbitration Court a formal application for correction of a computational error in the Award.

    On August 6, 2001, PenneCom was notified that on July 23, 2001, the Arbitration Court issued an amended award, correcting the Award to reflect that the following sums were due to PenneCom from Elektrim: (1) $30,000,000 with interest at 10% per annum from August 1, 1999 to the date of payment; (2) $368,000 in respect of the costs of the Arbitration Court; and (3) $2,000,000 towards PenneCom's legal costs.

    On September 4, 2001, Elektrim paid to PenneCom $38,655,000 which was the amount of the amended award and fees. PenneCom used most of the funds to reduce outstanding loans under its credit facility with a domestic bank. PenneCom applied for a second correction to the amended award but was notified in December 2001 that this correction was denied.

    We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

    Our common stock trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low bid prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ National Market.

                         2000                   Low           High
                         ----                   ---           ----

                    First Quarter              $16.38        $25.00
                    Second Quarter             $14.00        $20.69
                    Third Quarter              $18.00        $27.25
                    Fourth Quarter             $20.50        $27.94

                         2001                   Low           High
                         ----                   ---           ----

                    First Quarter              $16.50        $21.94
                    Second Quarter             $17.00        $19.75
                    Third Quarter              $18.00        $25.75
                    Fourth Quarter             $15.70        $23.75

    The bid quotations reflect inter-dealer quotations; do not include retail markups, markdowns, or commissions; and may not necessarily represent actual transactions. The bid information stated is, to our knowledge, the best approximate value at the time indicated.

    The closing price on December 31, 2001, was $18.00. Based on records that we maintain, the approximate number of holders of our common stock, as of December 31, 2001, was 2,095.

    During the two most recent fiscal years, cash dividends on our common stock have been declared quarterly in the annual amount per share of $0.50 in 2001 and $0.45 in 2000. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements.

ITEM 6.     SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2001. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report. Certain amounts have been reclassified for comparative purposes.

                                                At or for the Year Ended December 31,
                                       1997         1998         1999         2000         2001
                                     --------     --------     --------     --------     --------
                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Operating revenues ..............    $ 48,115     $ 49,657     $ 57,047     $ 65,092     $ 76,286
Depreciation and amortization ...       8,466        9,372        9,771       12,129       15,296
Operating income (loss) .........       9,882        7,866        8,764     $  5,134         (503)
Income from continuing operations      10,722        1,245       15,503       (5,041)       4,042
Discontinued operations, net of
  tax(1) ........................      (1,157)      (5,348)      (6,652)      (5,653)      (5,985)
Extraordinary loss, net of tax ..          --       (7,901)          --           --       (2,109)
Cumulative effect of accounting
  change, net of tax ............          --         (251)          --         (912)          --
Net income (loss) ...............       9,565      (12,255)       8,851      (11,606)      (4,052)
PER-SHARE DATA - BASIC AND
  DILUTED(2)
Income (loss) from continuing
  operations ....................    $   1.78     $   0.17     $   2.10     $  (0.68)    $   0.55
Discontinued operations .........       (0.20)       (0.72)       (0.90)       (0.77)       (0.81)
Extraordinary items .............          --        (1.07)          --           --        (0.29)
Cumulative effect of accounting
  change ........................          --        (0.03)          --        (0.12)          --
Net income (loss) per common
  share .........................        1.58        (1.65)        1.20        (1.57)       (0.55)
Cash dividends declared per
  common share ..................        0.39         0.39         0.39         0.45         0.50

BALANCE SHEET DATA
Total assets ....................    $112,492     $105,490     $115,803     $124,221     $142,878
Long-term debt ..................      41,657       22,657       21,582       20,907       58,124
Preferred stock of subsidiary ...       1,446        1,446        1,446        1,446        1,446

OTHER DATA
Adjusted EBITDA (3) .............    $ 18,348     $ 17,238     $ 18,535     $ 17,263     $ 14,793
Net cash provided by continuing
  operating activities ..........      11,583       13,758       17,776       14,760       12,770
Net cash provided by/used in
  continuing investing
  activities.....................       5,383      (21,932)     (12,718)      (5,436)     (35,319)
 Net cash provided by/used in
  continuing financing
  activities ....................      (3,961)      16,258       (5,287)      (5,372)      26,904


(1) Reflects the results of our wireless services operations including our interest in the PCS ONE joint venture as discontinued operations.
(2) The per-share data is based upon the weighted average common shares outstanding. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."
(3) We compute Adjusted EBITDA by adding depreciation and amortization expense to operating income. Adjusted EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as a substitute for cash flow from operating activities as a measure of liquidity or a substitute for net income as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

OVERVIEW

We are a provider of integrated communications services to residential and business customers in markets throughout south central Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster and Lebanon counties in Pennsylvania, and a competitive local exchange carrier, or CLEC, in the Lancaster and Harrisburg, Pennsylvania metropolitan areas, which we refer to as our "edge-out" markets. Our goal is to be a leading single-source provider of voice and data communications services in our markets. To achieve this goal, we have developed a comprehensive, integrated package of communications services including local and long distance telephone services, high speed data services, and Internet access services. We also provide business customers with integrated voice and data network solutions. In addition, we presently hold a one-third interest in Eurotel, LLC, whose indirect wholly-owned subsidiary, Pilicka Telephone S.A., operates a telephone network in a region south of Warsaw, Poland. We currently are exploring strategic alternatives with regard to this investment.

At the beginning of 2001, we changed our internal financial reporting to provide management with financial results for our four business segments. Our new segments, excluding wireless services which is now reported as a discontinued segment, are RLEC, CLEC, Internet Services and Systems Integration. This change was primarily a response to an increase in the portion of our business operating in non-regulated competitive markets. We also changed the measure of profitability for these segments from net income to operating income because our business lines do not follow our corporate structure as closely as the previous segments had. In the first quarter of 2002, we renamed our ILEC segment our "RLEC" segment and our Networking Services segment our "Systems Integration" segment to better define these businesses. All of our 2000 and 1999 segment information has been reclassified to reflect the above changes.

Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists primarily of charges paid by long distance companies for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and PhoneGuard(TM), a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists primarily of charges paid by long distance companies and other non-CLEC customers for access to our network in connection with the completion of long distance telephone and local calls and the delivery of other services. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and PhoneGuard(TM). Long distance revenue consists of charges for both national and regional long distance service provided on a resale basis.

Our Internet Services revenue is derived from high speed and dial-up Internet access services, in addition to web hosting services. We market these services primarily in our RLEC and CLEC service areas.

Our Systems Integration revenue is derived from sales of services that support the design, implementation and maintenance of local and wide area networks and telecommunications systems.

In addition, we sell data and voice communications equipment and provide custom computer programming service. We market these products and services primarily in our RLEC and CLEC service areas.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL service. Our Systems Integration business incurs expenses primarily related to equipment and materials used in the course of the installation and provision of service.

We incur access line-related capital expenditures associated with access line growth, expenditures for upgrading existing facilities and costs related to the provision of DSL and dial-up Internet services in our RLEC and CLEC territories. We believe that our capital expenditures related to CLEC access line growth are generally associated with additional customers and therefore tend to result in incremental revenue. We believe that our additional capital expenditures relating to our investment in software and systems will provide us with a competitive advantage in the marketplace and generally allow for corresponding reductions in operating expenses.

PENDING SALE OF PCS ONE INTEREST

On October 17, 2001, we entered into a definitive agreement to sell our 50% interest in PCS ONE to VoiceStream Wireless Corporation for approximately $117,000. We estimate that we will receive approximately $75,000 in cash after working capital and long-term debt adjustments of approximately $42,000, and recognize a gain on the sale of approximately $50,000, net of tax. We also estimate that approximately $34,000 of the cash received will be used to pay taxes with the remainder used to pay down debt and to finance, in part, our pending acquisition of Conestoga Enterprises, Inc. This sale, which is expected to close in April 2002, will result in our exit of the mobile wireless personal communications service business. Accordingly, we have reflected our wireless business as discontinued operations in our financial statements. Our losses from discontinued operations, net of taxes, were $6,652 in 1999, $5,653 in 2000 and $5,985 in 2001.

PENDING MERGER WITH CONESTOGA ENTERPRISES, INC.

On November 21, 2001, we entered into an agreement and plan of merger, which became effective on December 3, 2001 and was subsequently amended on January 9, 2002, to acquire Conestoga Enterprises, Inc., a neighboring rural telecommunications provider in Pennsylvania. Total merger consideration is estimated to be approximately $272,000, which includes the payment of up to approximately $150,000 in cash and the issuance of shares of our common stock. In addition, we will assume Conestoga's existing indebtedness, which totaled $81,339 at December 31, 2001. The completion of the merger is subject to approval by both our and Conestoga's shareholders, certain regulatory approvals and other customary closing conditions and is expected to close during the second quarter of 2002.

The merger will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." For purposes of preparing our consolidated financial statements, we will establish a new accounting basis for Conestoga's assets and liabilities based upon their fair values, the merger consideration, and the costs of the merger. For further information regarding Conestoga, please refer to Conestoga's annual, quarterly and special reports, proxy statements and other information that they file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table is a summary of our operating results by segment:

                                                                                   CORPORATE,
                                                    INTERNET        SYSTEMS        OTHER AND      TOTAL
                              RLEC       CLEC(1)   SERVICES(2)   INTEGRATION(3)   ELIMINATIONS   COMPANY
                              ----       -------   -----------   --------------   ------------   -------

         1999
Revenues - External ....    $ 38,308    $  2,815     $     --       $ 12,199        $  3,725     $ 57,047
Revenues - Intercompany        1,502          56           --             69          (1,627)          --
                            --------    --------     --------       --------        --------     --------
Total Revenues .........      39,810       2,871           --         12,268           2,098       57,047
                            --------    --------     --------       --------        --------     --------
Depreciation and
Amortization ...........       8,395         189           --            399             788        9,771
Other Operating Expenses      20,391       3,717           --         11,955           2,449       38,512
                            --------    --------     --------       --------        --------     --------

Total Operating Expenses      28,786       3,906           --         12,354           3,237       48,283
                            --------    --------     --------       --------        --------     --------

Operating Income (Loss)       11,024      (1,035)          --            (86)         (1,139)       8,764
                            --------    --------     --------       --------        --------     --------

         2000
Revenues - External ....    $ 39,374    $  4,177     $     90       $ 17,890        $  3,561     $ 65,092
Revenues - Intercompany        2,466          99           --            119          (2,684)          --
                            --------    --------     --------       --------        --------     --------
Total Revenues .........      41,840       4,276           90         18,009             877       65,092
                            --------    --------     --------       --------        --------     --------

Depreciation and
Amortization ...........       9,380         478           42          1,587             642       12,129
Other Operating Expense       21,634       5,990        1,203         17,999           1,003       47,829
                            --------    --------     --------       --------        --------     --------
Total Operating Expenses      31,014       6,468        1,245         19,586           1,645       59,958
                            --------    --------     --------       --------        --------     --------

Operating Income (Loss)       10,826      (2,192)      (1,155)        (1,577)           (768)       5,134
                            --------    --------     --------       --------        --------     --------

         2001
Revenues - External ....    $ 41,766    $  6,203     $  1,922       $ 23,177        $  3,218     $ 76,286
Revenues - Intercompany        3,892         296           23             96          (4,307)          --
                            --------    --------     --------       --------        --------     --------
Total Revenues .........      45,568       6,499        1,945         23,273          (1,089)      76,286
                            --------    --------     --------       --------        --------     --------

Depreciation and
Amortization ...........      11,315         575          259          2,751             396       15,296
Other Operating Expenses      25,821       8,899        3,791         24,059          (1,077)      61,493
                            --------    --------     --------       --------        --------     --------
Total Operating Expenses      37,136       9,474        4,050         26,810            (681)      76,789
                            --------    --------     --------       --------        --------     --------

Operating Income (Loss)        8,522      (2,975)      (2,105)        (3,537)           (408)        (503)
                            --------    --------     --------       --------        --------     --------

----------
(1)  We commenced our CLEC operations in 1999.
(2)  We commenced our Internet Services operations on October 1, 2000.
(3)  We acquired two Systems Integration businesses in 2000.

CONSOLIDATED OPERATIONS

        Overview of 2001 Compared to 2000

Consolidated operating revenues from continuing operations in 2001 increased $11,194, or 17.2%, to $76,286 in 2001 from $65,092 in 2000. This increase consisted of revenue increases in all of our operating segments, but primarily was due to increases in our customer bases in our CLEC and Internet Services segments and the inclusion of a full year of results for two Systems Integration businesses acquired in 2000. Before corporate eliminations, CLEC revenues increased $2,223 or 52.0%, Internet Services revenue increased $1,832, from $90 in 2000, and Systems Integration revenues increased $5,264, or 29.2%.


Consolidated operating results from continuing operations for 2001 was a loss of $503 compared with income of $5,134 in 2000. The loss in 2001 was primarily attributable to increased operating losses in our Systems Integration, CLEC, and Internet Services segments, of $1,960, $783 and $950 respectively, as well as a decrease of $2,304 in operating income from our RLEC. The increased operating loss was primarily attributable to increases in general and administrative expenses and incremental costs associated with network operations and depreciation related to the enhancement of and relocation of certain operations to our new building space in Brownstown, Pennsylvania, as well as a full year of expenses for our Systems Integration businesses acquired in 2000. The expansion of our CLEC and Internet Services operations, which resulted in the addition of 3,640 access lines, 8,000 dial-up Internet subscribers and 1,732 DSL subscribers in 2001, also increased our operating expenses.

Income from continuing operations increased $9,083 from a loss of $5,041 in 2000 to income of $4,042 in 2001 primarily due to an increase in equity in income of affiliates of $5,619 as a result of the arbitration award received by a subsidiary of our EuroTel affiliate and an increase of $6,414 in realized gains/losses on the disposition of securities held for sale. These increases were offset by the $5,637 decrease in operating income discussed above. Income taxes in 2001 were a benefit of $2,179 primarily as a result of a decrease during 2001 in our valuation allowance for deferred tax assets.

        Overview of 2000 Compared to 1999

Consolidated operating revenues from continuing operations for 2000 increased $8,045, or 14.1%, to $65,092 in 2000 from $57,047 in 1999. This increase consisted of growth in all of our operating segments, but was primarily attributable to $7,135 in revenues from the Systems Integration businesses acquired in 2000. CLEC and Systems Integration revenues increased $1,405 and $5,741, or 48.9% and 46.8% respectively, before corporate eliminations. RLEC revenues increased $2,030, or 5.1%, from $39,810 in 1999.

Operating income for 2000 was $5,134, which represented a decrease of $3,630 or 41.4% from $8,764 recorded in 1999. The decrease in operating income was primarily due to increased expenses from our newly acquired Systems Integration businesses. Our CLEC and Internet Services operations were relatively new ventures, and as such, experienced higher expenses and operating losses in their start up phase, of which fiscal year 2000 was a part.

Income from continuing operations decreased $20,544 from income of $15,503 in 1999 to a loss of $5,041 in 2000 primarily due to the $3,630 decrease in operating income discussed above, a decrease in equity in income of affiliates of $10,815 as EuroTel recognized a significant gain relating to the sale of its Hungarian telecommunications company in 1999, and a decrease of $12,471 in realized gains/losses on the disposition of securities held for sale. The income tax effect from earnings resulted in a decrease of $6,106 in the income tax provision.

RLEC Segment Results

                    SUMMARY OPERATING RESULTS - RLEC SEGMENT

                                   1999          2000          2001
                                 --------      --------      --------
Revenues:
  Local Telephone Service        $ 11,477      $ 11,951      $ 12,219
  Network Access                   19,250        20,935        24,826
  Other                             9,083         8,954         8,613
                                 --------      --------      --------
Total Revenues                     39,810        41,840        45,658
                                 --------      --------      --------

Depreciation and                    8,395         9,380        11,315
Amortization
Other Operating Expenses           20,391        21,634        25,821
                                 --------      --------      --------
Total Operating Expenses           28,786        31,014        37,136
                                 --------      --------      --------

Operating Income                   11,024        10,826         8,522
                                 --------      --------      --------

Access Lines at December 31        58,985        61,098        61,961
                                 --------      --------      --------


RLEC segment revenues increased 9.1%, to $45,658 in 2001 and 5.1% to $41,840 in 2000. These increases were primarily attributable to increases in network access revenues of 18.6%, to $24,826 in 2001 and 8.8% to $20,935 in 2000. Network
access revenues grew due to several factors including increased numbers of access lines and higher call volumes, which resulted in increased minutes of use. Local service revenues increased 2.2% in 2001 and 4.1% in 2000 primarily due to access line additions and increased sales of enhanced services. Other revenues, which include, regional long distance service, directory advertising, and billing and collection decreased 3.8% in 2001 and 1.4% in 2000.

Operating expenses increased 19.7% to $37,136 in 2001 and 7.7% to $31,014 in 2000. The increase in 2001 was primarily attributable to increases in general and administrative expenses, and incremental costs associated with network operations and depreciation related to the enhancement of and relocation of certain operations to our new building space in Brownstown, Pennsylvania. The increase in 2000 was primarily attributable to increased computer information services expense and an increase in depreciation expense largely due to an increase in property, plant and equipment in service. Operating income decreased $2,304, or 21.2%, in 2001 to $8,522 and $198, or 1.8%, in 2000 to $10,826
primarily due to these increased operating expenses.

CLEC Segment Results

                    SUMMARY OPERATING RESULTS - CLEC SEGMENT

                                    1999          2000          2001
                                   -------       -------       -------
Revenues:
    Local Telephone Service        $    42       $   577       $ 1,586
    Network Access                      18           613         1,355
    Long Distance                    2,802         2,999         3,355
    Other                                9            87           203
                                   -------       -------       -------
Total Revenues                       2,871         4,276         6,499
                                   -------       -------       -------

Depreciation and Amortization          189           478           575
Other Operating Expenses             3,717         5,990         8,899
                                   -------       -------       -------
Total Operating Expenses             3,906         6,468         9,474
                                   -------       -------       -------

Operating Loss                      (1,035)       (2,192)       (2,975)
                                   -------       -------       -------

Access Lines at December 31            598         3,895         7,535

CLEC segment revenues increased 52.0% to $6,499 in 2001 and 65.6% to $4,276 in 2000. This increase was primarily due to the launch of our competitive local telephone services in the fourth quarter of 1999, which resulted in a significant increase in the number of business access lines we served from 598 in 1999 to 3,895 in 2000 and to 7,535 in 2001. Long distance service operations have been recorded in the CLEC segment since the first quarter of 1999, and therefore CLEC results included long distance service operations for twelve months in 1999.

Operating expenses increased 46.5% to $9,474 in 2001 and 65.6% to $6,468 in 2000. The increase in 2001 was primarily attributable to an increase in network operations expenses of $2,366, or 125%, as a result of the expansion of our fiber optic network and the migration of many of our CLEC customers onto our own facilities. This expansion includes expenses for engineering design and network administration. The increase in 2000 was primarily due to our expansion of the CLEC business into the Lancaster market. That expansion effort increased expenses related to network operations, depreciation and marketing and customer service. Operating losses increased $783, or 35.7%, to $2,975 in 2001 and $1,157, or 111.8%, to $2,192 in 2000 primarily due to these increased operating expenses.

Internet Services Segment Results

              SUMMARY OPERATING RESULTS - INTERNET SERVICES SEGMENT

                                     1999          2000           2001
                                   --------      --------       --------
Revenues                           $      0      $     90       $  1,945

Depreciation and Amortization            --            42            259
Other Operating Expenses                 --         1,203          3,791
                                   --------      --------       --------
Total Operating Expenses                 --         1,245          4,050
                                   --------      --------       --------

Operating Loss                           --        (1,155)        (2,105)
                                   --------      --------       --------

Customers at December 31
     DSL                                 --           477          2,209
     Dial-up Access                      --         2,161         10,161
     Web-hosting Services                --            50            447

Our Internet Services operations were launched in October 2000, and therefore, reflect start-up expenses, such as marketing and customer services expenses and expenses related to the initial general and administrative planning process, and results of operations for only three months in 2000. Operating revenues were $1,945 in 2001 compared to $90 in 2000. Operating expenses were $4,050 in 2001, resulting in operating losses of $2,105 in 2001, compared to a loss of $1,155 in 2000.


Systems Integration Segment Results

             SUMMARY OPERATING RESULTS - SYSTEMS INTEGRATION SEGMENT

                                     1999           2000           2001
                                   --------       --------       --------
Revenues                           $ 12,268       $ 18,009       $ 23,273

Depreciation and Amortization           399          1,587          2,751
Other Operating Expenses             11,955         17,999         24,059
                                   --------       --------       --------
Total Operating Expenses             12,354         19,586         26,810
                                   --------       --------       --------

Operating Loss                          (86)        (1,577)        (3,537)
                                   --------       --------       --------

Systems Integration segment revenues increased 29.2% to $23,273 in 2001 and 46.8% to $18,009 in 2000 from $12,268 in 1999. These increases are primarily due to the acquisition of two businesses in the year 2000, which added revenues of $7,135 in 2000. Revenues in 2001 reflected a full twelve months of operations for the two companies acquired in 2000.

Operating expenses increased 36.9% to $26,810 in 2001 and 58.5% to $19,586 in 2000 from $12,354 in 1999 primarily due to the inclusion of the acquisitions completed in 2000. These increases include a higher amortization expense as a result of additional goodwill recorded from the acquisitions. The increase is also attributable to integration costs related to the acquisitions. Operating losses increased $1,960 to $3,537 in 2001 and $1,491 in 2000 to $1,577 primarily due to these increased operating expenses.

Other Income (Expense)

Other income (expense), net for 2001, was $2,431 compared with a loss of $8,960 in 2000. The primary reasons for this $11,391 increase are as follows:

         - Our equity in net income (loss) of affiliates increased to income of $91 in 2001 from a loss of $5,528 in 2000. The change was primarily a result of the recording of our share of a $40,000 arbitration award received by a subsidiary of EuroTel partially offset by our share of a $31,517 impairment charge recorded by EuroTel on its underlying investments. Additionally, in 2001, EuroTel's operating losses decreased $1,136 and interest income increased by $6,209.

         - In 2001, we recognized a gain of $3,036 on the disposition of certain available for sale securities, while in 2000, we recognized a loss of $3,378 on the disposition of certain available for sale securities. These two transactions resulted in a net increase to other income of $6,414 in 2001.

Other income (expense), net for 2000, was a loss of $8,960, compared with income of $14,060 in 1999. This decrease is primarily attributable to the following:

         - Our share in the equity of EuroTel was a loss of $5,528 in 2000 compared with income $5,267 in 1999. The decrease was primarily the result of our share of a gain in 1999 related to EuroTel's sale of MTT, a telecommunications company located in Hungary. This gain was offset by reduced EuroTel losses in 2000 due to reduced operating expenses and interest expense.

         - In 2000, we recorded a loss of $3,378 on the disposition of certain available for sale securities, while in 1999 we recognized a gain of $9,903 on the disposition of certain available for sale securities.

Income Taxes

Federal and state income taxes on income from continuing operations decreased $3,329 to a benefit of $2,179 in 2001 from an expense of $1,150 in 2000. The decrease in income tax expense is attributable to a $1,991 reduction in our deferred tax asset valuation allowance. We reduced our valuation allowance because the likelihood of using our net operating loss carryforwards has increased primarily due to the pending sale of our interest in PCS ONE. The effective tax rates were a negative percentage of 113.0% in 2001 and a positive rate of 30.1% in 2000.

Federal and state income taxes decreased $6,106 to $1,150 in 2000 from $7,256 in 1999. The change was primarily the result of lower pre-tax income due to gains in 1999 from the sales of D&E SuperNet shares and EuroTel's MTT investment. The effective tax rates were 30.1% in 2000 and 31.8% in 1999.

Discontinued Operations, Extraordinary Items and Accounting Changes

In 2001, our discontinued wireless segment operations incurred a loss of $5,985, net of $2,605 in taxes. The pre-tax loss is primarily comprised of our equity losses from PCS ONE of $9,914, offset by $1,231 of income for providing support services to PCS ONE. The loss from discontinued operations in 2001 was fairly consistent with the 2000 loss. In 2000, our discontinued wireless segment operations incurred a loss of $5,653, net of $2,766 in taxes. The pre-tax loss is primarily comprised of our equity losses from PCS ONE of $9,214, offset by $625 of income for providing support services to PCS ONE. The loss from discontinued operations in 2000 is $999 lower than the 1999 loss. In 1999, our discontinued wireless segment operations incurred a loss of $6,652, net of $3,213 in taxes. The pre-tax loss is primarily comprised of our equity losses from PCS ONE of $10,243, offset by $363 of income for providing support services to PCS ONE.

In 2001, we recorded an extraordinary loss on extinguishment of debt of $2,216, net of a $1,407 tax benefit, as well as a $107 extraordinary gain for a tax benefit on the discontinuation of regulatory accounting.

In the fourth quarter of 2000, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101,

"Revenue Recognition in Financial Statements" (SAB 101), retroactive to January 1, 2000, as required by the SEC. SAB 101 provides guidance on recognition of certain non-recurring fees and associated incremental direct expenses over the expected term of the customer relationship. As of January 1, 2000, the total cumulative effect of the adoption, which was recorded as a change in accounting principle, was $391, net of income taxes of $267. Our share of EuroTel's cumulative effect of the adoption of SAB 101 was $521.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

We have historically generated significant cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and through external sources, such as bank borrowings and offerings of debt or equity securities.

Net cash provided by continuing operations was $12,770 in 2001. Cash provided by continuing operations has declined from $14,760 in 2000 and $17,776 in 1999. Start-up and expansion efforts in 2000 and 2001 have caused these decreases in cash flows from continuing operations. Increased competition in the telecommunications industry could affect future cash flows related to continuing operations. See "BUSINESS -- Factors Affecting Our Prospects" on page 17.

Net cash used in investing activities was $35,319 in 2001 and consisted primarily of capital expenditures of $34,068 and an increase in investments in affiliates to $10,769, primarily related to working capital requirements and the repayment of bank borrowings for EuroTel, partially offset by net cash of $8,669 received on the sale of temporary investments. Our capital expenditures in 2001 were concentrated in the following areas:

         - digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC, CLEC and Internet operating systems - $14,270;

         -    additions related to our new building in Brownstown, Pennsylvania
              - $8,864; and

         - computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations - $6,227.

Net cash used in investing activities was $5,436 in 2000 and $12,718 in 1999. Capital expenditures in those years were significantly less than in 2001 and were $16,812 in 2000 and $13,923 in 1999. The major capital additions in both years were for digital switching and circuit equipment, computers and software, and poles and cable purchases to continually upgrade the telephone operating system. The 2000 capital additions also included the final 10% of the cost to complete construction of a building addition used by the Lancaster County 911 emergency control center and the beginning of construction of a new office building to accommodate employee growth. During 2000, two businesses were acquired for a combination of stock and cash. The cash portion of the payments made in 2000 was $5,955. Net cash provided by temporary investments was $3,056 in 2000 and $3,080 in 1999. In 2000, net cash of $12,202 was provided from affiliates primarily from the distribution of EuroTel proceeds on the sale of its Hungarian telephone business. In 1999, transactions with affiliates resulted in net investments and advances of $4,351.

From financing activities, net cash of $26,904 was provided in 2001, consisting primarily of bank borrowings of $58,000 under a new credit facility, which were then used to refinance $25,378 in long-term debt. In addition, we paid $2,546 in 2001 in debt issuance costs related to the refinancing. Other financing activities in 2001 included the payment of $3,433 in common stock dividends and treasury stock purchases of $1,082, consisting of $482 in purchases pursuant to our open market purchase program and $600 in a privately negotiated share purchase. As of December 31, 2001, we have authorization from the Board of Directors to purchase an additional $320 worth of our common stock pursuant to the open market purchase program.

In 2000 and 1999, net cash used by financing activities was $5,372 and $5,287, respectively. Cash dividends increased in 2000 to $3,094 from $2,690 in 1999. Also, payments of long-term debt increased in 2000 to $1,005 from $854 in 1999. These increases were partially offset by a decrease in treasury stock purchases from $2,046 in 1999 to $1,574 in 2000.

         External Sources of Capital at December 31, 2001

During 2001, we refinanced our long-term debt and lines of credit by drawing down $58,000 on a new $100,000 credit facility. The unsecured credit facility consists of a $50,000 single draw 10-year senior term loan and a $50,000 8.5-year senior reducing revolving credit facility. The term loan was used to refinance existing indebtedness. The revolving credit facility, of which $42,000 was undrawn as of December 31, 2001, if used, is expected to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

The term loan requires interest only payments for three years with increasing quarterly principal payments from the third quarter of 2004 through the second quarter 2011. The revolving credit facility requires interest only payments for two years with increasing quarterly principal repayments from the third quarter of 2003 through the fourth quarter of 2009. Interest on both the loan and the revolving credit facility is payable at a base rate or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee must be paid on the unused portion of the revolving credit facility.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum indebtedness to total capitalization ratio and maximum leverage ratio.

As of December 31, 2001, we also had unsecured lines of credit totaling $27,500 with two domestic banks. The total is scheduled to reduce to $20,000 on March 31, 2002. As of December 31, 2001, a total of $1,757 was outstanding under one of these agreements. Our borrowings under these two lines of credit are limited by covenants contained the agreements related to our $100,000 credit facility.

The following summarizes our borrowing capacity at December 31, 2001, as limited by our covenants:

Long-term loan                         $ 50,000
Revolving credit facility                50,000
Lines of credit                          27,500
                                       --------
Total capacity                          127,500

Total debt at December 31, 2001        $ 59,933
Maximum leverage ratio limitation        62,143
                                       --------
Effective availability                 $  2,210

For further information regarding our lines of credit and long-term debt, see note 9 to our consolidated financial statements. Our ratio of total debt to total debt plus capital increased to 56.9% at December 31, 2001 from 27.8% at December 31, 2000 due to a decrease in our equity of $11,487 from 2000 to 2001 and an increase in our debt of $38,709 over the same period.

         Commitments, Contingencies and Projected Uses of Capital

Our most significant commitment for 2002 is our pending merger with Conestoga, which we expect to complete in the second quarter of 2002. Total merger consideration is estimated to be approximately $272,000, which includes the payment of up to approximately $150,000 in cash and the issuance of shares of our common stock. In addition, we will assume Conestoga's existing indebtedness, which totaled $81,339 at December 31, 2001.

We currently intend to fund the cash portion of the merger consideration with approximately $41,000 of proceeds that we expect from the sale of our interest in PCS ONE, a new $100,000 term loan from a syndicate of banks, and borrowings under our existing $50,000 revolving credit facility. On October 15, 2001, we received a commitment letter from CoBank, ACB with respect to a $100,000, 8.5-year variable-rate senior secured term loan. In the commitment letter, CoBank agreed to amend certain financial covenants applicable to our existing revolving credit facility which will result in an increase in the availability under that facility. In addition, on March 21, 2002, we received from CoBank, ACB a proposed amendment to its commitment letter that would amend those same covenants and increase the principal amount of both the senior secured term loan and revolving credit facility to provide a further increase in borrowing capacity for operations subsequent to the closing of the merger.

In addition to the Conestoga merger, we believe that our most significant commitments, contingencies and projected uses of funds in 2002, other than for operations, include capital expenditures, the payment of annual common stock dividends and other contractual obligations and commitments which are presented at the end of this discussion. Upon completion of the sale of our interest in PCS ONE and based on the proposed, amended commitment letter from CoBank, we believe that we will have sufficient resources to meet these commitments, contingencies and projected uses of funds.

We hold a 50% interest in PCS ONE, a joint venture with VoiceStream, and a 33% interest in EuroTel, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of PCS ONE and EuroTel are presented on a consolidated basis on our balance sheets. As described above, we have executed an agreement to sell our interest in PCS ONE that we expect to complete in April 2002. However, until the sale is complete, we have committed to loan PCS ONE, on an equal basis with VoiceStream, certain of its operating cash needs. In 2001, we made advances to PCS ONE of $6,500 pursuant to this commitment and we have not received any repayments of amounts invested. We do not expect that we will pay any material amounts under this commitment in 2002. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In 2001, we made advances of $9,920 pursuant to this commitment and expect that our 2002 funding requirements for EuroTel will be approximately $1,000. We have provided annual letters of commitment to advance funds to both PCS ONE and EuroTel for 2002.

On March 14, 2001, PCS ONE amended its May 2000 financing agreement with a bank to increase its credit facility from $70,000 to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. With our joint venture partner, we must maintain contributed capital at a level of 66.7% of the funds borrowed. On December 31, 2001, VoiceStream and we had contributed $56,148, making the full $82,000 of the facility available. The outstanding balance was $78,500, or 58.3% of PCS ONE's total capitalization. At December 31, 2001, PCS ONE was in default under a financial covenant contained in the credit facility agreements and received a waiver of this default through December 31, 2002.

In December 1999, we became party to a loan agreement between a domestic bank and PenneCom, a wholly-owned subsidiary of EuroTel. As an inducement to the bank to lend up to $50,000 to PenneCom, we pledged $8,667 of investments as security on the loan, along with similar amounts by the other investors in EuroTel. PenneCom used the loan primarily to refinance higher interest debt. The loan was repaid in September 2001 with a part of the proceeds from the arbitration award and from a portion of the amounts pledged by us and the other investors in EuroTel.

The following table sets forth our obligations and commitments, including debt maturities, to make future payments under contracts, as of December 31, 2001:

                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------
                                                           LESS THAN                               AFTER 5
OBLIGATION                                      TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS      YEARS
----------                                      -----         ----      ---------    ---------      -----
Line of Credit                                 $ 1,757      $ 1,757           --           --           --
Long-term Debt                                  58,000                     7,500       10,000       40,500
Capital Lease Obligations                          176           52          124           --           --
Operating Leases                                 1,461          318        1,024          119           --
Systems Integration Acquisitions Payments          800          400          400           --           --
                                               -------      -------      -------      -------      -------

Total                                          $61,394      $ 2,127      $ 8,648      $10,119      $40,500


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an on-going basis, we evaluate our estimates, including those related to intangible assets, income taxes, revenues, contingencies and impairment of long-lived assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

Note 2 to the consolidated financial statements provides a summary of all significant accounting polices that we follow in the preparation of our financial statements. We have identified the following critical accounting policies as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments:

Revenue Recognition

Revenues for all of our business segments are generally recorded when services are provided or products are delivered. Our RLEC and CLEC pricing is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from our RLEC and CLEC operations. We monitor these proceedings closely and make adjustments to revenue accordingly.

We receive a portion of our interstate access revenues in our RLEC and CLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivables on our balance sheets, we would be required to record the amount of such a reduction or increase as an adjustment to our earnings. Historically, we have not experienced significant adjustments to our revenues as a result of our participation in these pools.

Regulated Asset Depreciation

We use a composite group remaining life method and straight-line composite rates to depreciate the regulated property assets of our RLEC and CLEC segments. Under this method, when we replace or retire such assets, we deduct the net book value of these assets and charge it to accumulated depreciation. The effect of this accounting is to amortize any gains or losses on dispositions over the service lives of the remaining regulated telephone property assets rather than recognizing such gain or loss in the period of retirement.

In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity, cost of removal and salvage values and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings.

Impairment of Long-Lived Assets

Based upon the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we review assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Our assets subject to SFAS No. 121 include our property, plant and equipment and our goodwill. A determination of impairment is made based on estimates of future cash flows. While we have never recorded an impairment charge under SFAS 121, future events or changes in circumstances could result in a charge to earnings.

Beginning on January 1, 2002, we are required to adopt SFAS 142, which modifies certain aspects of SFAS 121. See "Recent Accounting Pronouncements" below for further discussion.

Investment in Unconsolidated Affiliates

We have investments and advances to affiliated entities that are accounted for under the equity method of accounting. We periodically evaluate whether there have been declines in value in these investments, and if so, whether these declines are considered temporary or other-than-temporary. Other-than-temporary declines would be recognized as realized losses in earnings. Evidence of a loss in value includes, but is not limited to, our inability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The fair value of an investment that is less than its book value may indicate a loss in value of the investment. Our evaluations are based on many factors, including the duration and extent to which the fair value is less than carrying amount; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment, including strategic factors.

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 "Employers' Accounting for Pensions". Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

Income Taxes

We file a consolidated federal income tax return. We have two categories of income taxes: current and deferred. Current taxes are those amounts we expect to pay when we file our tax returns. Since we must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes, we record the tax effects of those differences as deferred tax assets and liabilities in our consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect.

Management judgment is required in determining the provision for current income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. A valuation allowance is established for any deferred tax asset that we may not be able to use in the preparation and filing of our future tax returns. We have recorded a valuation allowance due to uncertainties related to the ability to utilize some of the deferred tax assets, consisting primarily of equity income losses carried forward before they expire.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS
141) to be used for all business combinations initiated after June 30, 2001, and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition, effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact these statements will have on our financial position and results of operations, however annual goodwill amortization of approximately $1,440 will cease as of January 1, 2002 as a result of adopting SFAS 142.

SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS 143) was recently issued to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact these statements will have on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

We do not invest in derivative financial instruments or other market risk sensitive instruments for the purpose of managing our foreign currency exchange rate risk or for any other purpose.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item relating to Executive Officers is provided under Part I of this report. All other information required under this
Item is incorporated by reference from the material captioned "Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this Item is incorporated by reference from the material captioned "Executive Compensation" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this Item is incorporated by reference from the material captioned "Security Ownership of Officers, Directors and Principal Stockholders" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this Item is incorporated by reference from the material captioned "Certain Relationships and Related Transactions" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K in the following manner:

                  (1) The consolidated financial statements of the Registrant and its subsidiaries filed as part of this report are listed in the attached Index to Financial Statements.

                  (2) The financial schedules of the Registrant and its subsidiaries filed as part of this report are listed in the attached Index to Financial Statements.

                  (3) The exhibits filed as part of this report are listed in the Index to Exhibits.

         (b) Reports on Form 8-K. The Registrant filed three current reports on Form 8-K during the last quarter of 2001 as follows: a Form 8-K dated October 17, 2001 reporting that we signed an agreement to sell our partnership interest in the PCS ONE wireless joint venture; a Form 8-K dated October 25, 2001 reporting changes to titles and positions for several existing officers; and a Form 8-K dated December 3, 2001 reporting that we signed an agreement to acquire Conestoga Enterprises, Inc.

         (c) Exhibits. See Index to Exhibits.

         (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item (14) is set forth on pages F - 1 through F - 57. See Index to Financial Statements.

                                INDEX TO EXHIBITS

Exhibit                              Identification
  No.                                  of Exhibit                                             Reference
  ---                                  ----------                                             ---------
2.           Plan of acquisition, reorganization, arrangement,
             liquidation or succession:

2.1          Agreement and Plan of Exchange Between Denver and Ephrata Telephone    Incorporated herein by reference
             and Telegraph Company (a Pennsylvania corporation) and D&E, Inc. (a    from Exhibit 2.1 to Amendment No.
             Pennsylvania corporation).                                             2 to the Registration Statement on
                                                                                    Form S-4 (registration No.
                                                                                    333-2960 filed by D&E on April 23,
                                                                                    1996.

2.2          D&E Shareholder Agreement, dated as of March 21, 1997, by and          Incorporated herein by reference
             between D&E and various shareholders of D&E.                           from Exhibit 99.01 to the Form 8-K
                                                                                    Current Report filed by D&E on April
                                                                                    7, 1997.

2.3          Amended and Restated Agreement and Plan of Merger, by and among D&E,   Incorporated herein by reference
             Inc., D&E Acquisition Corp. and Conestoga Enterprises, Inc. dated as   from Exhibit 2.1 to the Current
             of January 9, 2002.                                                    Report on Form 8-K filed by D&E on
                                                                                    January 9, 2002.

3.           Articles of Incorporation and By-laws:

3.1          Amended and Restated Articles of Incorporation                         Incorporated herein by reference
                                                                                    from Exhibit A to D&E's definitive
                                                                                    proxy statement for its 1997
                                                                                    Annual Meeting of Shareholders
                                                                                    filed April 2, 1997.

3.2          By-laws                                                                Incorporated herein by reference
                                                                                    from Exhibit 3.2 to D&E's
                                                                                    Registration Statement on Form 10
                                                                                    filed by D&E on April 30, 1993.

4. Instruments defining the rights of security holders, including debentures:

9.           Voting Trust Agreement.

9.1          Voting Trust Agreement Among Shareholders of Denver and Ephrata        Incorporated herein by reference
             Telephone and Telegraph Company and Kay William Shober, Anne           from Exhibit 9.1 to D&E's 1995
             Brossman Sweigart, W. Garth Sprecher, Ronald E. Frisbie and John       Report on Form 10-K.
             Amos as Voting Trustees, dated as of November 19, 1992. ("Voting
             Trust Agreement")

9.2          Amendment to the Voting Trust Agreement dated as of December 31,       Incorporated herein by reference
             1995.                                                                  from Exhibit 9.2 to D&E's 1995
                                                                                    Annual Report on Form 10-K.

Exhibit                              Identification
  No.                                  of Exhibit                                             Reference
  ---                                  ----------                                             ---------


10.          Material Contracts

10.1         Denver and Ephrata Telephone and Telegraph Company Executive           Incorporated herein by reference
             Incentive Plan as revised January 1998.  *                             from Exhibit 10.1 to D&E's 1997
                                                                                    Annual Report of Form 10-K.

10.2         AT&T Communications Standard Agreement for the Provision of            Incorporated herein by reference
             Telecommunications Services and Facilities between AT&T                from Exhibit 10.2 to D&E's
             Communications of Pennsylvania, Inc. and Denver and Ephrata            Registration Statement on Form 10
             Telephone and Telegraph Company;                                       filed by D&E on April 30, 1993.

                     Article 1 General Provisions, effective
                                  May 25, 1984;
                   Article 8-2 Billing and Collection Services
                            effective April 1, 1992;

10.3         Telecommunications Services and Facilities                             Incorporated herein by reference
             Agreement between the Bell Telephone Company of                        from Exhibit 10.3 to D&E's
             Pennsylvania and Denver and Ephrata Telephone and                      Registration Statement on Form 10
             Telegraph Company, effective January 1, 1986; and                      filed by D&E on April 30, 1993.
             Amendment to Telecommunications Services and
             Facilities Agreement and the IntraLATA Compensation
             Agreement, dated May 7, 1992;
                        Appendix 1 IntraLATA Telecommunications
                                   Services, effective January 1, 1986;
                        Appendix 2 Ancillary Services, effective January 1, 1986;
                        Appendix 5 Jointly Provided Feature Group A
                                   Compensation effective July 24, 1986; and
                        Appendix 7 Extended Area Service, effective
                                   October 1, 1988.

10.4         IntraLATA Compensation Agreement between the Pennsylvania Non-Bell     Incorporated herein by reference
             Telephone Companies and Denver and Ephrata Telephone and Telegraph     from Exhibit 10.4 to D&E's
             Company, effective January 1, 1986; and Amendment to                   Registration Statement on Form 10
             Telecommunications Services and Facilities Agreement and the           filed by D&E on April 30, 1993.
             IntraLATA Compensation Agreement, dated May 7, 1992.

10.5         Agreement between Donnelley Directory, a division of The Reuben H.     Incorporated herein by reference
             Donnelley Corporation Statement and Denver and Ephrata Telephone       from Exhibit 10.5 to D&E's
             and Telegraph Company, dated April 19, 1991. Portions of this          Registration Statement on Form 10
             exhibit have been omitted pursuant to a request for confidential       filed by D&E on April 30, 1993.
             treatment and have been separately filed with the Commission.

10.6         Agreement for the Distribution of Interstate Access Revenues between   Incorporated herein by reference
             the National Exchange Carrier Association, Inc. and Denver and         from Exhibit 10.6 to D&E's
             Ephrata Telephone and Telegraph Company, effective May 25, 1984.       Registration Statement on Form 10
                                                                                    filed by D&E on April 30, 1993.

10.7         Agreement for the Provision of Enhanced                                Incorporated herein by reference
             9-1-1 Services between the County of                                   from Exhibit 10.7 to D&E's Annual
             Lancaster and Denver and Ephrata                                       Report on Form 10-K for the year
             Telephone and Telegraph Company,                                       ended December 31, 1999.
             effective upon approval of the
             Pennsylvania Public Utility Commission
             which occurred May 18, 1994
                         Attachment #1 Request for Proposal

Exhibit                              Identification
  No.                                  of Exhibit                                             Reference
  ---                                  ----------                                             ---------
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


10.8         Modification #2 to the Agreement for the Provision of Enhanced         Incorporated herein by reference
             9-1-1 Services between the County of Lancaster and D&E Telephone       from Exhibit 10.1 to D&E's
             Company, signed July 14, 1999.                                         Quarterly Report on Form 10-Q for
                                                                                    the quarter ended September 30,
                                                                                    1999.

10.9         D&E Shareholder Agreement, Exhibit D to the Agreement and Plan of      Incorporated herein by reference
             Merger by and between D&E, Inc. and PCS One, Inc.                      from Exhibit B to Amendment No. 1
                                                                                    to the Registration Statement on
                                                                                    Form S-4 (Registration No.
                                                                                    333-18659) filed by D&E on January
                                                                                    21, 1997.

10.10        D&E, Inc. Officer Incentive Plan as revised January 1998.  *           Incorporated herein by reference
                                                                                    from Exhibit 10.16 to D&E's Quarterly
                                                                                    Report on Form 10-Q for the quarter
                                                                                    ended September 30, 1997.

10.11        Stock Acquisition Agreement between D&E, Inc. and Southwestern         Incorporated herein by reference
             Investments, Inc., a subsidiary of Citizens Utilities                  from Exhibit 10.1 to D&E's
             Company, dated November 3, 1997.                                       Quarterly Report on Form 10-Q for
                                                                                    the quarter ended September 30,
                                                                                    1997.

10.12        Limited Partnership Agreement by and among D&E Wireless, Inc.,         Incorporated herein by reference
             Omnipoint Venture Partner I, L.L.C. and Omnipoint Holdings, Inc.       from Exhibit 20.1 to the Form 8-K
                                                                                    Current Report filed by D&E on
                                                                                    December 2, 1997.

10.13        Partnership Interest Purchase Agreement among D&E Wireless, Inc.,      Filed herewith.
             D&E Communications, Inc., VoiceStream PA II, LLC, and VoiceStream
             PA I, LLC dated as of October 17, 2001

10.14        Credit Agreement Dated as of November 1, 2001 by and among D&E         Filed Herewith.
             Communications, Inc. as borrower and COBANK, ACB as Administrative
             Agent and a Lender and the other Lenders referred to therein

21.          Subsidiaries of the Registrant

Exhibit                              Identification
  No.                                  of Exhibit                                             Reference
  ---                                  ----------                                             ---------
21.1         List of all subsidiaries of D&E Communications, Inc.                   Filed herewith.

23           Consents

23.1         Consent of PricewaterhouseCoopers LLP, Philadelphia, PA                Filed herewith.

23.2         Consent of PricewaterhouseCoopers SpA, Rome, Italy                     Filed herewith.

-------------
* Indicates a plan or agreement relating to executive compensation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2002

                                       D&E COMMUNICATIONS, INC.


                                       By:   /s/ Anne B. Sweigart
                                           ------------------------------------
                                           Anne B. Sweigart
                                           President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                               TITLE                        DATE
           ---------                               -----                        ----

/s/ Anne B. Sweigart                    President and Chairman of the       March 25, 2002
----------------------------------      Board
        ANNE B. SWEIGART                (Principal executive officer)



/s/ Thomas E. Morell                    Vice President, Chief Financial     March 25, 2002
----------------------------------      Officer and Treasurer
        THOMAS E. MORELL                (Principal financial and
                                        accounting officer)


/s/ Robert M. Lauman                    Senior Executive Vice President     March 25, 2002
----------------------------------      and Vice Chairman of the Board
        ROBERT M. LAUMAN


/s/ G. William Ruhl                     Chief Executive Officer and         March 25, 2002
----------------------------------      Director
        G. WILLIAM RUHL


/s/ W. Garth Sprecher                   Vice President, Secretary and       March 25, 2002
----------------------------------      Director
       W. GARTH SPRECHER

/s/ Thomas H. Bamford                   Director                            March 25, 2002
----------------------------------
       THOMAS H. BAMFORD

/s/ Paul W. Brubaker                    Director                            March 25, 2002
----------------------------------
        PAUL W. BRUBAKER



/s/ Ronald E. Frisbie                   Director                            March 25, 2002
----------------------------------
       RONALD E. FRISBIE



/s/ Robert A. Kinsley                   Director                            March 25,  2002
----------------------------------
       ROBERT A. KINSLEY



/s/ Steven B. Silverman                 Director                            March 25, 2002
----------------------------------
      STEVEN B. SILVERMAN



/s/ D. Mark Thomas                      Director                            March 25, 2002
----------------------------------
         D. MARK THOMAS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
Item 8.            D&E Communications, Inc. and Subsidiaries.

                       Report of Independent Accountants.                                             F-3

                       Consolidated Statements of
                       Operations for the years ended
                       December 31, 1999, 2000 and 2001.                                              F-4

                       Consolidated Balance Sheets
                       as of December 31, 2000 and 2001.                                              F-5

                       Consolidated Statements of
                       Cash Flows for the years ended
                       December 31, 1999, 2000 and 2001.                                              F-6

                       Consolidated Statements of
                       Stockholders' Equity for the years ended
                       December 31, 1999, 2000 and 2001.                                              F-7

                       Notes to Consolidated Financial Statements.                                    F-8

Item 14(a)(2)          Financial Schedule II -  Valuation
                       and Qualifying Accounts                                                       F-25

Item 14(d)(1)      D&E/Omnipoint Wireless Joint Venture,  L.P.

                       Cover Page.                                                                   F-26

                       Table of Contents.                                                            F-27

                       Report of Independent Accountants.                                            F-28

                       Balance Sheets as of December 31, 2001 and 2000.                              F-29

                       Statements of Operations
                       For the Years Ended December 31, 2001, 2000 and 1999.                         F-30

                       Statement of Changes in Partners' Capital (Deficit)
                       For the Years Ended December 31, 2001, 2000 and 1999.                         F-31

                       Statements of Cash Flows
                       For the Years Ended December 31, 2001, 2000 and 1999.                         F-32

                       Notes to Financial Statements.                                                F-33

Item 14(d)(1)      EuroTel L.L.C.

                       Cover Page.                                                                   F-42

                       Report of Independent Accountants.                                            F-43

                       Consolidated Balance Sheets as of December 31, 2001 and
                       2000.                                                                         F-44

                       Consolidated Statements of Operations For the Years Ended
                       December 31, 2001, 2000 and 1999.                                             F-45

                       Consolidated Statements of Members' Equity (Deficit)
                       and Comprehensive Income (Loss) For the Years Ended
                       December 31, 2001, 2000 and 1999.                                             F-46

                       Consolidated Statements of Cash Flows For the Years Ended
                       December 31, 2001, 2000 and 1999.                                             F-47

                       Notes to Consolidated Financial Statements.                                   F-48

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of D&E Communications, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company changed its method of accounting for the recognition of certain non-recurring fees and associated incremental direct expenses in 2000.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 15, 2002

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      1999         2000         2001
                                                                                    --------     --------     --------
OPERATING REVENUES
      Communication service revenues ...........................................    $ 44,094     $ 51,838     $ 61,904
      Communication products sold ..............................................      11,668       11,798       12,859
      Other ....................................................................       1,285        1,456        1,523
                                                                                    --------     --------     --------
           Total operating revenues ............................................      57,047       65,092       76,286
                                                                                    --------     --------     --------

OPERATING EXPENSES
      Communication service expenses (exclusive of depreciation and
      amortization below) ......................................................      15,475       20,158       28,146
      Cost of communication products sold ......................................       8,445        9,005       10,216
      Depreciation and amortization ............................................       9,771       12,129       15,296
      Marketing and customer services ..........................................       4,850        6,753        8,990
      General and administrative services ......................................       9,742       11,913       14,141
                                                                                    --------     --------     --------
           Total operating expenses ............................................      48,283       59,958       76,789
                                                                                    --------     --------     --------

                Operating income (loss) ........................................       8,764        5,134         (503)

OTHER INCOME (EXPENSE)
      Equity in net income (losses) of affiliates ..............................       5,287       (5,528)          91
      Interest expense .........................................................      (1,818)      (1,779)      (2,242)
      Gain (loss) on investments ...............................................       9,093       (3,378)       3,036
      Other, net ...............................................................       1,498        1,725        1,546
                                                                                    --------     --------     --------
           Total other income (expense) ........................................      14,060       (8,960)       2,431
                                                                                    --------     --------     --------

               Income (loss) from continuing operations before income
               taxes and dividends on utility preferred stock ..................      22,824       (3,826)       1,928

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
      Income taxes .............................................................       7,256        1,150       (2,179)
      Dividends on utility preferred stock .....................................          65           65           65
                                                                                    --------     --------     --------

           Total income taxes and dividends on utility preferred stock .........       7,321        1,215       (2,114)
                                                                                    --------     --------     --------

               Income (loss) from continuing operations ........................      15,503       (5,041)       4,042

Discontinued operations:
   Loss from operations of discontinued segment to December 31, 2001, net
   of income tax benefit of $3,213, $2,766 and $2,605 ..........................      (6,652)      (5,653)      (5,985)
                                                                                    --------     --------     --------

        Income (loss) before extraordinary item and cumulative effect of
        change in accounting principle .........................................       8,851      (10,694)      (1,943)

Extraordinary loss, net of income tax benefit of $1,514 ........................          --           --       (2,109)
Cumulative effect of change in accounting principle, net of income
tax benefit of $267 ............................................................          --         (912)          --
                                                                                    --------     --------     --------

NET INCOME (LOSS) ..............................................................    $  8,851     ($11,606)    ($ 4,052)
                                                                                    ========     ========     ========

      Weighted average common shares outstanding (basic and diluted) ...........       7,385        7,371        7,376

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
      Income (loss) from continuing operations .................................    $   2.10     ($  0.68)    $   0.55
      Loss from discontinued operations ........................................       (0.90)       (0.77)       (0.81)
      Extraordinary items ......................................................          --           --        (0.29)
      Cumulative effect of accounting change ...................................          --        (0.12)          --
                                                                                    --------     --------     --------
           Net income (loss) per common share ..................................    $   1.20     ($  1.57)    ($  0.55)
                                                                                    ========     ========     ========

      Dividends per common share ...............................................    $   0.39     $   0.45     $   0.50
                                                                                    ========     ========     ========

                 See notes to consolidated financial statements.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                                    DECEMBER 31,
                                         ASSETS                                                  2000          2001
                                                                                              ---------     ---------
CURRENT ASSETS
      Cash and cash equivalents ..........................................................    $   3,527     $     615
      Temporary investments, including $8,667 and $0 restricted ..........................        8,670            --
      Accounts receivable ................................................................       12,290        10,105
      Accounts receivable - affiliated companies .........................................        5,714         5,938
      Inventories, lower of cost or market, at average cost ..............................        2,080         1,781
      Prepaid expenses ...................................................................        2,661         3,817
      Other ..............................................................................          575           494
                                                                                              ---------     ---------
        TOTAL CURRENT ASSETS .............................................................       35,517        22,750
                                                                                              ---------     ---------
INVESTMENTS
      Investments in and advances to affiliated companies ................................           --         6,431
      Investments available-for-sale .....................................................        2,518         4,425
                                                                                              ---------     ---------
                                                                                                  2,518        10,856
                                                                                              ---------     ---------
PROPERTY, PLANT AND EQUIPMENT
      In service .........................................................................      147,263       178,274
      Under construction .................................................................        7,913         5,034
                                                                                              ---------     ---------
                                                                                                155,176       183,308
      Less accumulated depreciation ......................................................       79,321        88,163
                                                                                              ---------     ---------
                                                                                                 75,855        95,145
                                                                                              ---------     ---------
OTHER ASSETS
      Goodwill, net of accumulated amortization ..........................................        7,908         5,126
      Deferred income taxes ..............................................................           --           905
      Other ..............................................................................        2,423         8,096
                                                                                              ---------     ---------
                                                                                                 10,331        14,127
                                                                                              ---------     ---------
      TOTAL ASSETS .......................................................................    $ 124,221     $ 142,878
                                                                                              =========     =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable ......................................................................    $      --     $   1,757
      Long-term debt maturing within one year ............................................          917            52
      Accounts payable and accrued liabilities ...........................................       18,975        16,319
      Accrued taxes ......................................................................          387           352
      Accrued interest and dividends .....................................................          431           333
      Advance billings, customer deposits and other ......................................        3,672         3,668
                                                                                              ---------     ---------
        TOTAL CURRENT LIABILITIES ........................................................       24,382        22,481
                                                                                              ---------     ---------
LONG-TERM DEBT ...........................................................................       20,907        58,124
                                                                                              ---------     ---------
OTHER LIABILITIES
      Equity in net losses of affiliates in excess of investments and advances ...........        2,903            --
      Equity in net losses of discontinued operations in  excess of investments
           and advances ..................................................................        8,532        10,388
      Deferred income taxes ..............................................................        6,696            --
      Other ..............................................................................        3,993         6,564
                                                                                              ---------     ---------
                                                                                                 22,124        16,952
                                                                                              ---------     ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4-1/2 %, par value $100, cumulative, callable at par at the option of the Company, authorized
      20,000 shares, outstanding 14,456 shares ...........................................        1,446         1,446
                                                                                              ---------     ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
        Common stock, par value $.16, authorized shares 30,000,000 .......................        1,214         1,219
        Outstanding shares:  7,382,054 at December 31, 2000
                7,362,226 at December 31, 2001
        Additional paid-in capital .......................................................       39,374        39,956
        Accumulated other comprehensive income (loss) ....................................          467        (2,833)
        Retained earnings ................................................................       18,366        10,637
        Treasury stock at cost, 221,194 shares at December 31, 2000 and
        276,900 shares at December 31, 2001 ..............................................       (4,059)       (5,104)
                                                                                              ---------     ---------
                                                                                                 55,362        43,875
                                                                                              ---------     ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................    $ 124,221     $ 142,878
                                                                                              =========     =========

                 See notes to consolidated financial statements.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                               1999           2000           2001
                                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss) ...............................................................      $  8,851       $(11,606)      $ (4,052)
      Add: Loss from discontinued operations ..........................................         6,652          5,653          5,985
           Extraordinary items ........................................................            --             --          2,109
           Cumulative effect of accounting change .....................................            --            912             --
                                                                                             --------       --------       --------
      Income (loss) from continuing operations ........................................        15,503         (5,041)         4,042
      Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
        Depreciation and amortization .................................................         9,771         12,129         15,296
        Deferred income taxes .........................................................         1,286         (3,821)        (3,112)
        Equity in net (income) losses of affiliates ...................................        (5,287)         5,528            (91)
        Tax benefits applicable to ESOP ...............................................             8              3             --
        (Gain) loss on investments ....................................................        (9,093)         3,378         (3,036)
        Loss on retirement of property, plant and equipment ...........................            24             12            166
      Changes in operating assets and liabilities net of effects of business acquisitions:
        Accounts receivable ...........................................................          (348)        (1,939)         2,148
        Inventories ...................................................................          (274)          (599)           299
        Prepaid expenses ..............................................................         6,806          1,747            357
        Accounts payable and accrued liabilities ......................................         1,738          1,862           (775)
        Accrued taxes and accrued interest ............................................          (177)            44           (132)
        Advance billings, customer deposits and other .................................        (2,200)         1,533             (4)
        Other, net ....................................................................            19            (76)        (2,388)
                                                                                             --------       --------       --------
            Net Cash Provided by Operating Activities from
            Continuing Operations .....................................................        17,776         14,760         12,770
                                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net of proceeds from sales and removal costs ..............       (13,923)       (16,812)       (34,068)
      Proceeds from sale of temporary investments .....................................        38,321         54,001         34,671
      Purchase of temporary investments ...............................................       (35,241)       (50,945)       (26,002)
      Acquisition of businesses, net of cash acquired of $18 ..........................            --         (5,955)            --
      Proceeds from sale of investments ...............................................         2,476          2,073             --
      Investments in and advances to affiliates .......................................        (5,668)        (3,195)       (10,769)
      Investment returns and repayments from affiliates ...............................         1,317         15,397            849
                                                                                             --------       --------       --------
           Net Cash Used in Investing Activities from
           Continuing Operations ......................................................       (12,718)        (5,436)       (35,319)
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends on common stock .......................................................        (2,690)        (3,094)        (3,433)
      Proceeds from long term debt financing ..........................................            --             --         58,000
      Payment of debt issuance costs ..................................................            --             --         (2,546)
      Payments on long-term debt ......................................................          (854)        (1,005)       (25,378)
      Payments on notes payable for acquired businesses ...............................            --             --           (859)
      Net proceeds from revolving lines of credit .....................................            --             --          1,757
      Proceeds from issuance of common stock ..........................................           303            301            343
      Purchase of treasury stock ......................................................        (2,046)        (1,574)        (1,082)
      Proceeds from sale of treasury stock ............................................            --             --            102
                                                                                             --------       --------       --------
           Net Cash Provided By (Used in) Financing Activities
           from Continuing Operations .................................................        (5,287)        (5,372)        26,904
                                                                                             --------       --------       --------

CASH PROVIDED BY CONTINUING OPERATIONS ................................................          (229)         3,952          4,355

CASH USED IN DISCONTINUED OPERATIONS ..................................................        (5,289)        (2,099)        (7,267)
                                                                                             --------       --------       --------

INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS ............................................................        (5,518)         1,853         (2,912)

CASH AND CASH EQUIVALENTS
      BEGINNING OF YEAR ...............................................................         7,192          1,674          3,527
                                                                                             --------       --------       --------

      END OF YEAR .....................................................................      $  1,674       $  3,527       $    615
                                                                                             ========       ========       ========

                 See notes to consolidated financial statements.

                   D & E COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                       1999                   2000                    2001
                                                                       ----                   ----                    ----
                                                                SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                               --------    --------    --------    --------   ---------    --------
COMMON STOCK
   Balance at beginning of year ............................      7,460    $  1,190       7,485    $  1,194       7,608    $  1,214
     Common stock issued for acquisitions ..................         --          --          93          15          --          --
     Common stock issued for Employee Stock Purchase,
     Long-Term Incentive and Dividend Reinvestment Plans ...         25           4          30           5          31           5
                                                               --------    --------    --------    --------   ---------    --------
   Balance at end of year ..................................      7,485       1,194       7,608       1,214       7,639       1,219
                                                               --------    --------    --------    --------   ---------    --------

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year ..........................                 36,546                  37,026                  39,374
     Common stock issued for acquisitions ..................                     --                   1,753                      --
     Common stock issued for Employees Stock Purchase,
        Long-Term Incentive and Dividend Reinvestment
        Plans ..............................................                    480                     595                     582
                                                                           --------                --------                --------
     Balance at end of year ................................                 37,026                  39,374                  39,956
                                                                           --------                --------                --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of year ............................                     --                    (539)                    467
   Unrealized gain (loss) on investments ...................                   (539)                 (1,269)                  1,189
   Reclassification adjustment for (income) loss included
   in net loss .............................................                     --                   2,275                  (1,802)
   Equity adjustment for minimum pension liability, net of
       taxes ...............................................                     --                      --                  (2,010)
   Currency translation adjustment from EuroTel ............                     --                      --                    (677)
                                                                           --------                --------                --------
   Balance at end of year ..................................                   (539)                    467                  (2,833)
                                                                           --------                --------                --------

UNEARNED ESOP COMPENSATION
   Balance at beginning of year ............................                   (429)                   (153)                     --
   Reduction of ESOP trust loan ............................                    276                     153                      --
                                                                           --------                --------                --------
   Balance at end of year ..................................                   (153)                     --                      --
                                                                           --------                --------                --------

RETAINED EARNINGS
   Balance at beginning of year ............................                 27,294                  33,281                  18,366
   Net income (loss) .......................................                  8,851                 (11,606)                 (4,052)
   Tax benefits from dividends paid to ESOP ................                      8                       3                      --
   Dividends on common stock: $.39, $.45, $.50 per share ...                 (2,872)                 (3,312)                 (3,677)
                                                                           --------                --------                --------
   Balance at end of year ..................................                 33,281                  18,366                  10,637
                                                                           --------                --------                --------

TREASURY STOCK
   Balance at beginning of year ............................        (38)       (439)       (146)     (2,485)       (226)     (4,059)
   Treasury stock acquired .................................       (108)     (2,046)        (80)     (1,574)        (56)     (1,147)
   Treasury stock sold .....................................         --          --          --          --           5         102
                                                               --------    --------    --------    --------   ---------    --------
   Balance at end of year ..................................       (146)     (2,485)       (226)     (4,059)       (277)     (5,104)
                                                               --------    --------    --------    --------   ---------    --------

TOTAL SHAREHOLDERS' EQUITY .................................      7,339    $ 68,324       7,382    $ 55,362       7,362    $ 43,875
                                                               ========    ========    ========    ========   =========    ========

COMPREHENSIVE INCOME (LOSS)
   Net income (loss) .......................................               $  8,851                $(11,606)               $( 4,052)
   Unrealized gain/(loss) on investments, net of income
      taxes of ($184), ($581) and $715 .....................                   (539)                 (1,269)                  1,189
   Reclassification adjustment for (income) loss included
    in net loss, net of income taxes of $1,172 and ($1,232)                      --                   2,275                  (1,802)
   Equity adjustment for minimum pension liability, net of
    income taxes of ($1,368) .................................                   --                      --                  (2,010)
   Currency translation adjustment from EuroTel ............                     --                      --                    (677)
                                                                           --------                --------                --------
   Total comprehensive income (loss) .......................               $  8,312                $(10,600)               $ (7,352)
                                                                           ========                ========                ========

                 See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)

1. Nature of Business

Description and Principles of Consolidation

D&E Communications, Inc. and its subsidiaries (D&E) provide communications services and equipment to customers in the south central Pennsylvania market. D&E's consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company (D&E Telephone); D&E Networks, Inc. (Networks); D&E Wireless, Inc. (Wireless); D&E Investments, Inc. (Investments) and D&E Systems, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

D&E has a 50% interest in D&E/Omnipoint Wireless Joint Venture, L.P., doing business as PCS ONE, a partnership that provides Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications. D&E also has a 33% interest in EuroTel, L.L.C. (EuroTel), a domestic joint venture that owns an international investment in Pilicka Telephone (Pilicka), a telecommunications company located in Poland. These investments are accounted for on the equity method. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of operations.

D&E's business segments are as follows: incumbent rural local exchange carrier
(RLEC), competitive local exchange carrier (CLEC), internet services, systems integration, wireless services and corporate and other. The RLEC provides local and long distance telephone services in a franchised territory, including custom calling features, directory advertising and billing and collection services. The CLEC provides telecommunication services in markets adjacent to those served by the RLEC. Internet services include internet access and web page hosting services. Systems integration provides computer networking services and programming and the sale and installation of communications equipment to business customers. Wireless services included contract services provided to PCS ONE and D&E's share of the earnings or losses of PCS ONE. As a result of the pending sale of PCS ONE, the wireless segment was reported as discontinued operations at December 31, 2001 (see Note 6). Corporate and other includes D&E's share of the earnings or losses of Eurotel as well as corporate eliminations between the other segments.

Regulatory Environment and Competition

D&E's RLEC and CLEC operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). The passage of the Telecommunications Act of 1996 (the 1996 Act) provided comprehensive changes to federal and state regulations that govern telecommunications. D&E's RLEC operation currently qualifies as a rural telephone company and is exempt until July 2002 from certain interconnection provisions of the 1996 Act which would allow non-facilities based competitive local exchange carriers to operate in D&E's franchised territory.

D&E files its own tariff rates with the PUC for such services as dial tone and calling features. In compliance with state statutes, commonly known as Chapter 30, D&E joined in a petition to the PUC in July 1998 for an alternative form of regulation with a network modernization plan. On July 31, 2001, the PUC approved D&E's Chapter 30 plan and a new ratemaking process which, instead of a rate base/rate of return methodology, adjusts prices using the Gross Domestic Product Price Index with a productivity offset. Upon the adoption of the Chapter 30 plan, D&E was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and, therefore, it removed certain regulatory tax liabilities from its accounts pursuant to SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB No. 71". As a result, the elimination of the regulatory tax liabilities resulted in a one-time cumulative income effect for income taxes of $107 in 2001.

D&E expects both to experience an increasing amount of competitive pressures and to encounter opportunities in new markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of residential and business customers in D&E's customer base.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements under generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS
141), to be used for all business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition, effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact these statements will have on D&E's financial position and results of operations, however annual goodwill amortization of approximately $1,440 will cease as of January 1, 2002 as a result of adopting SFAS 142.

SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS 143), was recently issued to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact these statements will have on D&E's financial position and results of operations.

D&E adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on recognition of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct expenses over the expected term of the customer relationship. As of January 1, 2000, the total cumulative effect of noncash deferred net revenues, which was recorded as a cumulative effect of a change in accounting principle was $391, net of income taxes of $267. Similarly, D&E's share of EuroTel's deferred net revenue included in the cumulative change was $521.

Revenue Recognition

Revenues for all business segments are generally recognized when services are rendered or products are delivered to customers. Certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs up to the amount of fees are deferred and recognized over the expected term of the customer relationship which is deemed to be 3 to 5 years. Any direct costs in excess of fees deferred are expensed immediately.

The RLEC business segment receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues.

The systems integration long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion of costs incurred to total estimated costs at completion.

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

Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. Prepaid costs at December 31, 2000 and 2001 were $205 and $226, respectively. Deferred directory revenues at December 31, 2000 and 2001 were $211 and $233, respectively.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of 24 years for buildings, 5 to 27 years for digital switching equipment, 14 to 48 years for outside plant facilities and 3 to 26 years for other equipment. Depreciation as a percentage of average depreciable plant in service amounted to 7.6% in 1999, 8.1% in 2000 and 8.4% in 2001.

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

Intangible Assets

The cost in excess of the fair value of net assets acquired is recorded as goodwill and included in other long-term assets. Amortization expense for goodwill is recorded on a straight-line basis over five years. Goodwill at December 31, 2000 and 2001 was $9,203 and $7,199, respectively. The related accumulated amortization was $1,295 and $2,073 respectively.

Impairment of Long-Lived Assets

Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," D&E reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future undiscounted cash flows. Measurement of any determined impairment is based on future discounted cash flows. D&E has determined there has been no impairment to the carrying value of such assets in 1999, 2000 and 2001.

Advertising

D&E expenses advertising costs as incurred. Advertising expenses were $748 for 1999, $1,255 for 2000 and $1,497 for 2001.

Capitalized Interest

The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Capitalized interest on regulated telephone construction projects prior to January 2001 was recorded as Allowance for Funds Used During Construction (AFUDC), a noncash element of other income. Interest costs capitalized on assets were $46 for 1999, $265 for 2000 and $509 for 2001.

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

Earnings per Common Share

D&E calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except the denominator is increased to include contingently issuable common shares. D&E has contingently issuable common shares as a result of outstanding warrants to purchase D&E common stock and contingently issuable shares under the LTIP Plan. Since the exercise price for D&E's issued and outstanding warrants is higher than the average market prices for D&E stock for the periods presented, and the LTIP shares are contingently issuable, there is no difference between basic and diluted earnings per share in any of the periods presented.

Comprehensive Income

Comprehensive income consists of net income or loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Other gains and losses excluded from net income in D&E's financial statements include unrealized gains or losses on investments, an equity adjustment for a minimum pension liability and the Company's share of currency translation adjustments from EuroTel.

Foreign Currency Translations and Transactions

The functional currency for EuroTel's foreign operations is the local currency. For these foreign entities, EuroTel translates assets and liabilities at end-of-period exchange rates. EuroTel records these translation adjustments in cumulative other comprehensive income (loss), a separate component of equity in their consolidated balance sheet. For revenues, expenses, gains and losses, the weighted average exchange rate for the period is used to translate those elements. Foreign currency transaction gains and losses related to the foreign operations are reported in EuroTel's earnings. D&E records its share of foreign currency transaction gains and losses recorded in EuroTel's earnings as part of its equity in net income or losses of affiliates. In addition, D&E has recorded its share of EuroTel's currency translation adjustments in accumulated other comprehensive income (loss).

Reclassifications

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.


3. Cash Flow Information

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

                                              1999          2000         2001
                                             ------        ------       ------
Interest expense.........................    $1,815        $1,698       $1,876
Income taxes.............................     1,441         2,361          994

D&E recorded noncash transactions in connection with its investing and financing activities. At December 31, 2001, accounts payable included capital expenditures of $2,517 and advances to PCS ONE of $1,499. During 2001, D&E issued common stock of $244 for dividends reinvested and exchanged $2,800 of accounts receivable from PCS ONE to an investment in PCS ONE. Also during 2001, D&E recognized a non-cash realized gain on investments of $3,036 as a result of the exchange of shares of an available for sale investment.

At December 31, 2000, accounts payable included capital expenditures of $3,580 and advances to PCS ONE of $1,807. During 2000, D&E issued common stock for the following: $1,768 for business acquisitions, $80 for incentive compensation and $217 for dividends reinvested. D&E also recorded long-term notes payable in 2000 of $1,572 in connection with business acquisitions (see Note 4).

During 1999, D&E issued common stock of $182 for dividends reinvested. On March 25, 1999, D&E exchanged its investment in D&E SuperNet, Inc. for cash and an investment in OneMain.com, Inc. (OneMain). The value of the OneMain shares received in the exchange was $6,870.


4. Acquisitions

On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc., a computer network service provider. On August 1, 2000, D&E acquired all of the outstanding shares of Alternate Solutions, Inc., a computer network service provider. The acquisitions were financed by payments of $5,973 cash, 93,388 shares of D&E common stock valued at $1,768 and future payments to the sellers of $1,800 with a net present value of $1,572. A payment of $1,000 was made in 2001 and annual payments of $400 are due in 2002 and 2003. The transactions were accounted for under the purchase method of accounting. Neither of the individual company's results of operations nor their combined results of operations prior to the acquisitions would have made a material change in D&E's earnings if such results had been included from the beginning of the year. Goodwill and non-compete agreements of $8,649 related to the acquisitions are being amortized over five years using the straight-line method.

5. Investments Available-for-Sale

The following is a summary of the Company's investments in marketable equity securities:

                                                         2000          2001
                                                      ----------    ----------
At December 31:
Cost basis.......................................     $    1,646    $    4,679
Unrealized gains (losses)........................            872          (254)
                                                      ----------    ----------
Fair value.......................................     $    2,518    $    4,425
                                                      ==========    ==========

In December 2001, D&E exchanged its investment in Illuminet Holdings, Inc. for an investment in VeriSign, Inc. The exchange generated a 2001 gain of $3,036.


6. Discontinued Operations

D&E owns a 50% interest in PCS ONE, a domestic joint venture formed for the purpose of providing PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/Hanover and Reading Basic Trading Areas. The joint venture was to operate for an initial period of 10 years, with provisions for subsequent renewals.

On October 17, 2001, D&E entered into a definitive agreement to sell its 50% interest in PCS ONE to VoiceStream Wireless Corporation for approximately $117,000. D&E estimates that it will receive approximately $75,000 in cash after working capital and long-term debt adjustments of approximately $42,000. Management also estimates that approximately $34,000 of the cash received will be used to pay taxes with the remainder used to pay down debt or to help finance the acquisition of Conestoga Enterprises, Inc. (see Note 12).

The sale is subject to certain regulatory approvals and other customary closing conditions and is expected to close in April 2002. During December 2001, the Companies obtained required lender approvals necessary to close the transaction and also passed compliance of the Hart-Scott-Rodino Act requirements. The remaining regulatory approvals, which include FCC approvals of the transfer of the wireless licenses to VoiceStream Wireless, and other customary closing conditions are deemed to be perfunctory.

The investment in PCS ONE and the related contract services provided to PCS ONE, which will also be discontinued subsequent to the sale, constitute a separate segment of D&E's business. As such, the assets and liabilities and results of operations of the wireless services segment are reported as discontinued operations in accordance with APB Opinion No. 30 with a measurement date of December 31, 2001. The only assets or liabilities held for sale are the equity in net losses of PCS ONE, which have been classified as equity in net losses of discontinued operations in excess of investments and advances in the balance sheets.

Losses from discontinued operations prior to December 31, 2001 have been reclassified for one-line presentation in the statements of operations.

Summarized financial information for discontinued operations is presented as follows:

                                             1999        2000        2001
                                           --------    --------    --------
Years ended December 31:
   Revenue .............................   $  6,480    $  8,863    $ 11,541
   Expenses ............................      6,117       8,238      10,310
                                           --------    --------    --------
   Operating income ....................        363         625       1,231
   Equity in net loss of affiliate .....    (10,243)     (9,214)     (9,914)
   Other income ........................         15         170          93
   Income taxes ........................     (3,213)     (2,766)     (2,605)
                                           --------    --------    --------
   Loss from discontinued operations ...   $ (6,652)   $ (5,653)   $ (5,985)
                                           ========    ========    ========


As of December 31, 2001, the estimated gain on the sale of the wireless segment is approximately $50,000, net of tax. Beginning January 1, 2002, D&E will defer losses from the wireless segment until the gain on sale is realized. The overall gain, net of deferred losses, will be reported in the statement of operations in the period in which realization occurs, which is expected in April 2002.

Summarized financial information for PCS ONE is presented as follows:

                                              1999         2000          2001
                                            --------     --------      --------
Years ended December 31:
   Net sales............................    $ 17,081     $ 30,947      $ 43,357
   Net loss.............................     (20,404)     (18,475)      (19,777)

At December 31:
   Current assets.......................                 $  6,448      $  8,020
   Noncurrent assets....................                   43,917        58,487
   Current liabilities..................                   12,798        10,065
   Noncurrent liabilities...............                   61,429        84,214
   Partners' capital (deficit)..........                  (23,862)      (27,772)

A summary of changes for D&E's investments in and advances to PCS ONE is as follows:

                                                   1999       2000       2001
                                                 --------   --------   --------
Investment in PCS ONE:
   Beginning balance (deficit) ................  $  4,535   $ (1,699)  $ (9,863)
   Equity in earnings (losses) ................   (10,243)    (9,214)    (9,914)
   Investments ................................     4,009      1,050      6,500
                                                 --------   --------   --------
   Ending balance (deficit) ...................    (1,699)    (9,863)   (13,277)
                                                 --------   --------   --------
Advances to PCS ONE:
   Beginning balance ..........................       123        550      1,331
   Advances ...................................       427        781      1,558
                                                 --------   --------   --------
   Ending balance .............................       550      1,331      2,889
                                                 --------   --------   --------
Equity in net losses of discontinued operations
in excess of investments and advances .........  $ (1,149)  $ (8,532)  $(10,388)
                                                 ========   ========   ========

D&E provides support services to PCS ONE. The accounts receivable from PCS ONE at December 31, 2000 and 2001 for working capital provided and support services totaled $5,714 and $5,938, respectively. These amounts are reported on the balances sheets as accounts receivable-affiliated companies and are expected to be collected as they are not part of the PCS ONE sales agreement. In addition, D&E provides management services to PCS ONE. Amounts owed to D&E for these services at December 31, 2000 and 2001 were $1,331 and $2,578, respectively. These amounts are included in equity in net losses of discontinued operations in excess of investments and advances.

7. Investment in Affiliated Company

D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company that holds a 100% investment in Pilicka, a telecommunications company located in Poland.

In April 1999, PenneCom entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. In 2001, an award of approximately $40,000 plus interest at 10% per annum from August 1999 and reimbursement of arbitration costs was granted in favor of PenneCom. PenneCom used a portion of the proceeds to reduce outstanding loans with a domestic bank (see Note 11). D&E's share of the gain on the award settlement is included in the equity in net income or losses of affiliates in the consolidated statements of operations.

During 2001, EuroTel also recorded a $31,517 charge for an impairment to EuroTel's investment in Pilicka. D&E's share of the impairment charge is included in the equity in net income or losses of affiliates in the consolidated statements of operations.

In December 1999, PenneCom sold its 48% interest in Monor Telephone Company
(MTT). Early in January 2000, D&E received $14,051 in cash related to the sale of MTT. The funds were placed into temporary investments, including a $8,667 portion which was restricted in accordance with terms of a pledge of collateral D&E agreed to provide to a bank for a loan made to PenneCom in December 1999 which was repaid in 2001 (see Note 11).

The equity investment in EuroTel is subject to the risks of foreign currency transactions, which are included in the results of PenneCom and Pilicka.

Summarized financial information for EuroTel is presented as follows:

                                                   1999       2000       2001
                                                 --------   --------   --------
Years ended December 31:
   Net sales ..................................  $  3,413   $  4,930   $  8,065
   Gain from joint venture ....................     1,524         --         --
   Gain (loss) on foreign currency transactions      (824)        60        313
   Net income (loss) ..........................    13,853    (18,385)       907

At December 31:
   Current assets .............................             $  3,026   $  3,339
   Noncurrent assets ..........................               43,832     15,026
   Current liabilities ........................               71,474     41,191
   Noncurrent liabilities .....................                2,123      1,751
   Members' equity (deficit) ..................              (26,739)   (24,577)

A summary of changes for D&E's investments in and advances to EuroTel is as follows:

                                                                    1999           2000           2001
                                                                  --------       --------       --------
Investment in EuroTel:
   Beginning balance (deficit) .............................      $  3,598       $ 10,353       $ (7,606)
   Equity in earnings (losses) .............................         5,267         (5,528)            91
   Equity in currency translation adjustments ..............            --             --           (677)
   Equity in cumulative effect of accounting change ........            --           (512)            --
   Investments .............................................         1,488            700             --
   Distributions ...........................................            --        (12,619)            --
                                                                  --------       --------       --------
   Ending balance (deficit) ................................        10,353         (7,606)        (8,192)
                                                                  --------       --------       --------
Advances to EuroTel and affiliates:
   Beginning balance .......................................         2,123          4,986          4,703
   Advances ................................................         4,180          2,495         10,769
   Repayments ..............................................        (1,317)        (2,778)          (849)
                                                                  --------       --------       --------
   Ending balance ..........................................         4,986          4,703         14,623
                                                                  --------       --------       --------

Investments in and advances to affiliate (Equity in net
   losses in excess of investments and advances) ...........      $ 15,339       $ (2,903)      $  6,431
                                                                  ========       ========       ========

In addition to loans, D&E provides support services to EuroTel and its affiliates. Amounts owed to D&E for services performed for EuroTel, PenneCom and Pilicka at December 31, 2000 and 2001 were $3,786 and $4,899, respectively. These amounts are included in investments in and advances to affiliates or equity in losses of affiliates in excess of investments and advances on the balance sheets.


8. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

                                            2000            2001
                                         ---------       ---------
Land and buildings ................      $  33,513       $  43,382
Digital switching equipment .......         48,721          58,873
Outside plant facilities ..........         44,953          48,851
Other equipment ...................         20,076          27,168
Plant under construction ..........          7,913           5,034
                                         ---------       ---------
Total property, plant and equipment        155,176         183,308
   Less accumulated depreciation ..        (79,321)        (88,163)
                                         ---------       ---------
Property, plant and equipment, net       $  75,855       $  95,145
                                         =========       =========

9. Notes Payable and Long-Term Debt

D&E had unsecured lines of credit with domestic banks totaling $27,500 at December 31, 2001. These lines of credit are payable on demand and provide D&E with the option to borrow at prevailing interest rates. At December 31, 2001, notes payable outstanding under the lines of credit totaled $1,757 with an average interest rate of 3.61%. There was no amount outstanding under the lines of credit at December 31, 2000.

Long-term debt at December 31 consisted of the following:

                                                 2000         2001
                                               -------      -------
Senior Term Note due 2011 ...............      $    --      $50,000
Senior Revolving Credit Facility due 2009           --        8,000
6.49% Senior Notes due 2004 .............       10,000           --
7.55% Senior Notes due 2007 .............        3,182           --
9.18% Senior Notes due 2021 .............        8,400           --
Other ...................................          242          176
                                               -------      -------
                                                21,824       58,176
Less current maturities .................          917           52
                                               -------      -------

Total long-term debt ....................      $20,907      $58,124
                                               =======      =======

On November 1, 2001, D&E completed a long-term financing agreement with a syndicate of financial institutions for $100,000. The unsecured credit facility consists of a $50,000 single draw 10-year senior term note and a $50,000 8.5-year senior reducing revolving credit facility. The term note requires interest only payments for three years with increasing quarterly principal payments from the third quarter of 2004 through the second quarter of 2011. The revolving credit facility note requires interest only payments for two years with increasing quarterly principal reductions of the amount available to borrow from the third quarter of 2003 through the fourth quarter of 2009. Interest on both notes is payable at a base rate or at one, two, three or six month LIBOR rates plus an applicable margin based on D&E's leverage ratio. The revolving credit facility requires a quarterly commitment fee on the unused portion. The credit agreement contains financial and operational covenants. The most restrictive covenant requires D&E's indebtedness not to exceed 3.5 times cash flow as defined in the agreement. D&E was in compliance with the covenants at December 31, 2001.

A portion of the proceeds from the Senior Term and Revolving Notes were used to extinguish outstanding indebtedness including lines of credit and notes due to an insurance company. D&E recorded an extraordinary loss on the early extinguishment of indebtedness of $2,216, net of taxes of $1,514.

On October 15, 2001, D&E entered into a commitment letter with its existing bank syndicate that provides an additional $100,000 of debt availability in the form of an 8.5 year variable-rate senior secured term loan. D&E intends to use the additional $100,000 term loan and borrowings under the existing $50,000 revolving credit facility to fund a portion of the merger with Conestoga Enterprises, Inc. (see Note 12).

Other debt consists of equipment capital leases assumed in the business acquisitions during 2000. Payments are due monthly with interest rates from 9.9% to 15.5%. Final due dates range from January 2002 to October 2004.

Based on the borrowing rate currently available to D&E for bank loans, the book value of long-term debt approximates the fair market value.

Maturities of long-term debt for each year ending December 31, 2002 through 2006, are as follows:

                            Year          Aggregate Amount
                            ----          ----------------
                            2002             $    52
                            2003                  56
                            2004               2,568
                            2005               5,000
                            2006               5,000

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December
31:

                                                           2000          2001
                                                        ---------     ---------
Trade payables......................................    $  12,102         9,459
Accrued compensation................................        2,733         2,151
Accrued pension.....................................        1,520         1,520
Other...............................................        2,620         3,189
                                                        ---------     ---------
Total accounts payable and accrued liabilities......    $  18,975     $  16,319
                                                        =========     =========

11. Commitments and Contingencies

The terms of the business acquisition agreements entered into in 2000 require future annual payments to the sellers of $400 in 2002 and 2003. Interest is imputed at 7.7%.

Under the terms of the PCS ONE limited partnership agreement, D&E agreed to provide funding to PCS ONE for up to $1,000 per year, provided that the total accumulated funding does not exceed $5,000. D&E may be requested to lend amounts above the $1,000 annually under the terms of the limited partnership agreement.

In May 2000, PCS ONE entered into a financing agreement with a bank to provide a $70,000 credit facility. In March 2001, the credit facility was increased to $82,000. The joint venture partners have no guarantee requirement in connection with this agreement. D&E and its joint venture partner must maintain contributed capital plus certain additional allowable deposit and license acquisition costs at a level of 66.7% of the funds borrowed. On December 31, 2001, the partners had an allowable capital contribution of $56,148, making the full $82,000 facility available.

D&E became a party to a $40,000 loan agreement between a domestic bank and PenneCom in December 1999. The loan amount was increased to $50,000 in August 2000. D&E, along with the other investors in EuroTel, each pledged investments of $8,667 as collateral for the loan. The loan, which was used primarily to refinance higher interest debt, was repaid in full in September 2001 with proceeds of a damage award and a portion of the pledged investments.

During 2001, D&E entered into a noncancelable operating lease for a building. Future minimum lease payments are $318 in 2002, $330 in 2003, $341 in 2004, $353 in 2005 and $119 in 2006.


12.  Proposed D&E - Conestoga Enterprises, Inc. Merger

D&E and Conestoga Enterprises, Inc. (Conestoga) have announced a proposed merger under a conditional merger agreement dated as of November 21, 2001(the Agreement). The Agreement became definitive on December 3, 2001, when NTELOS, Inc., agreed to terminate its merger agreement with Conestoga. Under the terms of the Agreement, structured as a "cash election" merger, each Conestoga shareholder will have the option to receive cash and/or D&E common stock. As long as D&E's stock price under the calculation in the Agreement is between $13.00 and $23.00 per share, the value of the consideration for each Conestoga share will be $33.00 (for a total transaction value of approximately $272.0 million). D&E shareholders will continue to own their existing shares after the merger.

The merger will be accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations." For purposes of preparing D&E's consolidated financial statements, D&E will establish a new accounting basis for Conestoga's assets and liabilities based upon their fair values, the merger consideration, and the costs of the merger.

The completion of the merger is subject to a number of conditions, including shareholder approvals and certain regulatory approvals. The companies are targeting completion of the merger in the second quarter of 2002.


13. Income Taxes

The provision for income taxes consists of the following:

                                                  1999        2000        2001
                                                -------     -------     -------
Current:
   Federal .................................    $   884     $   485     $    --
   State ...................................        981         944         580
                                                -------     -------     -------
                                                  1,865       1,429         580
                                                -------     -------     -------
Deferred:
   Federal .................................      2,069      (2,990)     (5,741)
   State ...................................        109         (55)        377
                                                -------     -------     -------
                                                  2,178      (3,045)     (5,364)
                                                -------     -------     -------
Total income taxes .........................      4,043      (1,616)     (4,784)
Tax benefit of discontinued operations .....      3,213       2,766       2,605
                                                -------     -------     -------
Income taxes from continuing operations ....    $ 7,256     $ 1,150     $(2,179)
                                                =======     =======     =======

The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

                                                       1999     2000      2001
                                                       ----    -----    ------
Federal statutory rate ..............................  34.0%    34.0%     34.0%

Increase (decrease) resulting from:
  State income taxes, net of federal tax benefits ...   2.4    (13.5)     32.4
  Goodwill ..........................................    --     (4.5)     19.0
  Benefit of rate differential applied to temporary
     differences ....................................  (0.3)     2.0      (0.7)
  Valuation allowance ...............................  (4.2)   (49.8)   (177.4)
  Prior-period tax ..................................  (0.1)     0.8     (10.4)
  Other, net ........................................    --      0.9      (9.9)
                                                       ----    -----    ------
Effective income tax rate ...........................  31.8%   (30.1)%  (113.0)%
                                                       ====    =====    ======

Approximately $58,969 of state net operating loss carryforwards remained at December 31, 2001. These carryforwards are due to the operations of D&E's subsidiaries and will expire in the years 2007 through 2011. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization of tax carryforwards is not likely.

The significant components of the net deferred income tax liability were as follows at December 31:

                                                                                    2000              2001
                                                                                    ----              ----
Deferred tax liabilities:
   Depreciation..............................................................    $    4,337       $    4,169
   Depreciation - affiliated companies.......................................         2,722            2,822
   Investments...............................................................           407            1,139
                                                                                  ---------        ---------
                                                                                      7,466            8,130
Deferred tax assets:
   Employee benefits.........................................................           401            1,240
   Net operating loss carryforwards..........................................         2,590           11,481
    Equity in net loss of affiliates.........................................         3,662              373
    Other, net...............................................................           369              202
                                                                                  ---------        ---------
                                                                                      7,022           13,296

Valuation allowance..........................................................        (6,252)          (4,261)
                                                                                  ----------       ----------

Net deferred tax assets (liabilities)........................................    $   (6,696)      $      905
                                                                                  ==========       =========

D&E has decreased its valuation allowance on the deferred tax assets related to the equity loss of affiliates as a result of changes in estimates of the realizability of loss carryforwards. The amount of the deferred tax asset could change if estimates of future taxable income during the carryforward period are revised.


14. Shareholders' Equity

In October 1998 and 2000, D&E's Board of Directors authorized the repurchase of up to $2,000 and $1,000, respectively, of D&E common stock. The shares reacquired may be used for D&E's incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan and for other corporate purposes. As of December 31, 2001, D&E had purchased 126,100 shares of treasury stock for a total cost of $2,630. Separately, the Board of Directors may authorize acquisition of shares outside of the open market repurchase plan when the market price warrants it. D&E purchased $863, $612 and $662 of treasury stock during 1999, 2000 and 2001, respectively, from related parties at fair market value.

In January 1998, D&E issued 1.3 million shares of D&E common stock to a subsidiary of Citizens Communications Company (Citizens) in consideration for $27,015. All such shares are unregistered but have certain registration rights. Under the terms of the agreement, Citizens has certain restrictions relating to future purchases or sales of D&E common stock. Additionally, in connection with this agreement, D&E issued warrants to acquire 65,000 shares of common stock at $20.78 per share. These warrants expire on January 7, 2003. None of these warrants has been exercised.

D&E has an Employee Stock Purchase Plan (ESPP), which provides eligible D&E employees the opportunity to purchase shares of D&E common stock through payroll deductions. There are 538,030 shares of common stock reserved for issuance pursuant to the ESPP. The total number of shares purchased pursuant to the ESPP during 2000 and 2001 was 9,404 and 12,971, respectively.

D&E offers a Dividend Reinvestment and Stock Purchase Plan (DRP) to its shareholders. The DRP provides all shareholders of D&E common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 172,394 shares of common stock reserved for issuance pursuant to the DRP. The total number of shares purchased through the DRP during 2000 and 2001 was 15,980 and 16,868, respectively.

Shares for the DRP are purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ National Market on the day of the purchase. Shares for the ESPP may be purchased at a 10% discount from fair market value as approved by the shareholders on April 27, 2000. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price.

D&E has a Stock Compensation Plan and Policy for Non-Employee Directors as approved by the shareholders on April 26, 2001. Certain non-employee directors receive common stock in payment for their services as a director of the company. There are 13,960 shares of common stock reserved for issuance pursuant to the plan. The total number of shares issued in the first year of this plan during 2001 was 1,040.

At December 31, 2000 and 2001, D&E common stock of 2,875,324 and 2,846,922 shares, respectively, was held in a voting trust. Certain trustees of the voting trust are officers of D&E.


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

                                                        1999       2000       2001
                                                       -----      -----      -----
Assumptions of the Plan:
Discount rates used to determine projected benefit
   obligation as of December 31...................      8.0 %      7.5 %      7.3 %
Expected long-term rates of return on assets......      9.8 %      9.8 %      9.8 %
Rates of increase in compensation levels..........      4.5 %      4.5 %      4.5 %

The following schedules reconcile the beginning and ending balances of the pension benefit obligation and related plan assets.

                                                                  2000           2001
                                                                --------       --------
Change in Benefit Obligation:
Benefit obligation at beginning of year...........              $ 18,678       $ 23,070
Service cost......................................                   754          1,093
Interest cost.....................................                 1,591          1,759
Actuarial loss....................................                 3,290          1,946
Benefits paid.....................................                (1,243)        (1,277)
                                                                --------       --------

Benefit obligation at end of year.................              $ 23,070       $ 26,591
                                                                ========       ========

                                                                  2000           2001
                                                                --------       --------
Change in Plan Assets:
Fair value of assets at beginning of year.........              $ 19,646       $ 19,887
Actual return on plan assets......................                   (36)        (1,311)
Employer contributions............................                 1,520          2,260
Benefits paid.....................................                (1,243)        (1,277)
                                                                --------       --------

Fair value of assets at end of year...............              $ 19,887       $ 19,559
                                                                ========       ========

                                                                  2000           2001
                                                                --------       --------
Recognition of Funded Status of the Plan:
Funded status at end of year......................              $ (3,184)      $ (7,032)
Unrecognized net actuarial loss...................                 1,984          6,710
Unrecognized prior service cost...................                   167            138
                                                                --------       --------

Net amount recognized at end of year..............              $ (1,033)      $   (184)
                                                                ========       ========


                                                                    2000           2001
                                                                --------       --------
Amounts Recognized in the Financial Statements Consist of:
Accrued benefit liability.................................      $ (1,033)      $ (3,700)
Other asset...............................................            --            138
Accumulated other comprehensive loss......................            --          3,378
                                                                --------       --------

Net amount recognized at end of year......................      $ (1,033)      $   (184)
                                                                ========       ========

                                                       1999          2000          2001
                                                    -------       -------       -------
Components of Net Periodic Benefit Cost:
Service cost............................            $   831       $   754       $ 1,093
Interest cost...........................              1,362         1,591         1,759
Expected return on assets...............             (1,284)       (1,528)       (1,745)
Amortization of:
   Prior service cost...................                55            55            29
   Actuarial loss.......................               414           116           275
                                                    -------       -------       -------

Total net periodic benefit cost.........            $ 1,378       $   988       $ 1,411
                                                    =======       =======       =======

Employees' 401(k) Savings Plan

D&E also has an employee savings plan available to all eligible employees (Savings Plan). Participating employees may contribute a portion of their compensation, up to 12%, to the Savings Plan, and D&E makes 100% matching contributions up to 4% of an employee's contribution. D&E may also make discretionary profit-sharing contributions. D&E's contributions amounted to $256 in 1999, $536 in 2000 and $941 in 2001.

Employee Stock Ownership Plan

In July 1992, D&E established the Employee Stock Ownership Plan (ESOP), covering all eligible employees. Unallocated shares were held in a "suspense account" in the ESOP's trust fund until allocated to participants' accounts. D&E made quarterly contributions to the ESOP, which, along with the dividends on unallocated shares, were used to repay the ESOP Note. As principal payments on the ESOP Note were made, unallocated shares held in the suspense account were released and allocated among the participants' accounts. The ESOP Note was paid in full in December 2000. Due to the Board of Directors' decision to discontinue contributions to the ESOP, all non-vested participants became fully vested in their accrued benefits effective January 1, 2001. As of December 31, 2000, all shares were allocated to participants. Dividends on shares allocated to participants' accounts are reinvested in D&E common stock through the purchase of treasury shares.

The shares in the ESOP are considered outstanding for purposes of calculating earnings per share. D&E's principal and interest payments on the ESOP Note, offset by unallocated dividends, were reported as compensation and interest expense. The common shares allocated were measured based on the fair market value of the shares committed to be released.

Information related to the ESOP is summarized as follows:

                                                     1999        2000        2001
                                                    -----       -----       -----
Compensation expense...................             $ 251       $  55       $  --
Interest expense.......................                34          12          --
Dividends on unallocated shares........               (19)         (8)         --

Allocated D&E shares held by the ESOP at December 31, 2000 and 2001 were 217,622 and 212,646, respectively.

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

Effective July 1992, retiree health care benefits were discontinued for active employees in conjunction with the establishment of the ESOP benefit plan. As a result, the annual accruals represent the estimated cost of health care benefits for certain eligible retired employees determined on an actuarial basis. Those costs amounted to $8 in 1999, $12 in 2000 and $9 in 2001.

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

Awards granted under the Plan were in the form of Performance Shares of common stock. A performance-restricted share entitles a participant to receive a target number of shares of common stock and a cash payment based upon the Company's attainment of predetermined goals over a specified performance period. The total number of performance-restricted shares granted to participants were 39,834 in 1999, 46,940 in 2000 and 49,167 in 2001. The cost of the Plan amounted to $333 in 1999, $720 in 2000 and $364 in 2001. The performance-restricted shares granted in 1999 were forfeited since the goal for the 1999 grant was not met in 2001 and resulted in a reversal of $569 of compensation expense previously recognized in 2000 and 1999.

If the minimum goals are not met, no performance-restricted shares will be earned by the participant. If the performance goals are fully achieved, 100% of the performance-restricted shares will be earned by the participant. During the performance period, each performance-restricted share will be considered equal to one share of common stock for dividend (but not voting) purposes and the participant shall be entitled to dividend equivalents which are reinvested in additional performance-restricted shares. At the end of the performance period, any performance-restricted shares that have been earned will be converted to shares of common stock.

16. Segment Reporting

D&E's business segments are as follows: incumbent rural local exchange carrier
(RLEC), competitive local exchange carrier (CLEC), internet services and systems integration. The segments are more fully described in Note 1. For more information on significant noncash items, see Note 3. Intersegment revenues are recorded at the same rates charged to external customers.

         Financial results for D&E's business segments are as follows:

                                                                                               Corporate,
                                                                      Internet     Systems      Other &       Total
                                               RLEC        CLEC       Services   Integration  Eliminations   Company
                                               ----        ----       --------   -----------  ------------   -------
             1999
External customer revenues................. $  38,308   $   2,815    $      --    $  12,199    $   3,725    $  57,047
Intersegment revenues......................     1,502          56           --           69       (1,627)          --
Depreciation & amortization................     8,395         189           --          399          788        9,771
Operating income (loss)....................    11,024      (1,035)          --          (86)      (1,139)       8,764
Equity in net income (loss) of affiliates..        --          --           --           --        5,287        5,287
Gain (loss) on investments.................        --          --           --           --        9,093        9,093
Significant noncash items..................       941          --           --           --        5,206        6,147
Segment assets.............................    97,470       2,075           --        4,817       11,441      115,803
Investments in and advances to affiliated
  companies................................        --          --           --           --       15,339       15,339
Capital expenditures.......................    11,748       1,069           --          632          449       13,898

             2000
External customer revenues................. $  39,374   $   4,177    $      90    $  17,890    $   3,561    $  65,092
Intersegment revenues......................     2,466          99           --          119       (2,684)          --
Depreciation & amortization................     9,380         478           42        1,587          642       12,129
Operating income (loss)....................    10,826      (2,192)      (1,155)      (1,577)        (768)       5,134
Equity in net income (loss) of affiliates..        --          --           --           --       (5,528)      (5,528)
Gain (loss) on investments.................        --          --           --           --       (3,378)      (3,378)
Significant noncash items..................     3,580          --           --        3,341           --        6,921
Segment assets.............................   117,939       5,530          967       19,730      (17,945)     124,221
Equity in losses of affiliates in excess
  of investments and advances..............        --          --           --           --       (2,903)      (2,903)
Capital expenditures.......................    14,616       3,724          993          914          494       20,741

             2001
External customer revenues................. $  41,766   $   6,203    $   1,922    $  23,177    $   3,218    $  76,286
Intersegment revenues......................     3,892         296           23           96       (4,307)          --
Depreciation & amortization................    11,315         575          259        2,751          396       15,296
Operating income (loss)....................     8,522      (2,975)      (2,105)      (3,537)        (408)        (503)
Equity in net income (loss) of affiliates..        --          --           --           --           91           91
Gain (loss) on investments.................        --          --           --           --        3,036        3,036
Segment assets.............................   151,303      12,232        1,775       14,787      (37,219)     142,878
Investments in and advances to affiliated
  companies................................        --          --           --           --        6,431        6,431
Capital expenditures.......................    21,979       7,805          913        1,849          764       33,310

17.  Quarterly Results of Operations (unaudited)

     The following table summarizes D&E's quarterly financial data for the years ended December 31, 2000 and December 31, 2001.

                                             FIRST       SECOND      THIRD      FOURTH
YEAR ENDED DECEMBER 31, 2000                QUARTER     QUARTER     QUARTER     QUARTER
----------------------------                -------     -------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total operating revenues (1)               $ 14,862    $ 14,803    $ 16,800    $ 18,627
Operating income (1)                          1,356       1,638         958       1,182
Loss before extraordinary item and
     cumulative effect of change in
     accounting principle                    (1,324)     (3,770)     (2,406)     (3,194)
Net loss                                     (2,236)     (3,770)     (2,406)     (3,194)
Earnings (loss) per common share - basic
and diluted:
     Loss before extraordinary item and    ($  0.18)   ($  0.51)   ($  0.33)   ($  0.43)
        cumulative effect of change in
        accounting principle
     Net loss                                 (0.30)      (0.51)      (0.33)      (0.43)


                                             FIRST      SECOND       THIRD      FOURTH
YEAR ENDED DECEMBER 31, 2001                QUARTER     QUARTER     QUARTER    QUARTER
----------------------------                -------     -------     -------    -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total operating revenues (1)               $ 18,155    $ 18,942    $ 19,564    $ 19,625
Operating income (loss) (1)                      87          21      (1,413)        802
Loss before extraordinary items and
     cumulative effect of change in
     accounting principle                    (2,801)        (67)      2,674      (1,749)
Net income (loss)                            (2,694)        (67)      2,674      (3,965)
Earnings (loss) per common share - basic
and diluted:
     Loss before extraordinary item and    ($  0.38)   ($  0.01)   $   0.36    ($  0.23)
        cumulative effect of change in
        accounting principle
     Net income (loss)                        (0.36)      (0.01)       0.36       (0.54)

(1) As described in Note 6, in December 2001, D&E began to report the results of operations of the wireless services segment as discontinued operations.

ITEM 14(a)(2).  FINANCIAL STATEMENT SCHEDULES.

                            D&E COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                      Additions   Deductions
                                        Balance at   Charged to   Credited to                      Balance
                                        Beginning     Cost and     Costs and      Businesses       at end
                                         of Year      Expenses      Expenses       Acquired        of Year
                                        ----------   ----------   -----------      --------        -------
Allowance for doubtful accounts:
      Year ended December 31, 1999           --           303           283             --              20
      Year ended December 31, 2000           20           318           267            766             837
      Year ended December 31, 2001          837           532           592           (230)            547


Valuation Allowance for Deferred Tax
Assets:
      Year ended December 31, 1999        4,182            --           967             --           3,215
      Year ended December 31, 2000        3,215         3,037            --             --           6,252
      Year ended December 31, 2001        6,252            --         1,991             --           4,261

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000 AND FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000
AND 1999

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
TABLE OF CONTENTS
------------------------------------------------------------------------------

                                                                                PAGE(S)
Report of Independent Accountants                                                  1

Financial Statements:
  Balance Sheets as of December 31, 2001 and 2000                                  2

  Statements of Operations for the years ended December 31, 2001, 2000 and
  1999                                                                             3

  Statements of Changes in Partners' Capital (Deficit) for the years ended
  December 31, 2001, 2000 and 1999                                                 4

  Statements of Cash Flows for the years ended December 31, 2001, 2000, and
  1999                                                                             5

  Notes to Financial Statements                                                   6-14

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
D&E/Omnipoint Wireless Joint Venture, L.P.


In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of D&E/Omnipoint Wireless Joint Venture, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 15, 2002

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
------------------------------------------------------------------------------

                          ASSETS                                       2001                     2000
Current assets:
  Cash and cash equivalents                                         $2,701,244             $  1,585,977
  Accounts receivable, net of reserve for
    bad debts of $343,090 and $330,339 at
    December 31, 2001 and 2000, respectively                         4,398,072                3,532,844
  Inventories                                                          792,016                1,284,149
  Prepaid expenses                                                     128,673                   44,712
                                                                  ------------             ------------
                                                                     8,020,005                6,447,682
                                                                  ------------             ------------
Property and equipment:
  In service                                                        69,305,235               52,796,615
  Under construction                                                 1,319,342                3,845,599
                                                                  ------------             ------------
                                                                    70,624,577               56,642,214
  Less: Accumulated depreciation                                    25,738,995               16,574,501
                                                                  ------------             ------------
                                                                    44,885,582               40,067,713
                                                                  ------------             ------------
Other assets:
  Unamortized debt issuance expense                                  1,904,747                1,809,717
  FCC Licenses, net                                                 11,643,201                1,986,683
  Other long-term assets                                                53,579                   53,579
                                                                  ------------             ------------
                                                                    13,601,527                3,849,979
                                                                  ------------             ------------
    Total assets                                                  $ 66,507,114             $ 50,365,374
                                                                  ============             ============

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Due to Partners                                                 $  6,469,113             $  9,338,775
  Current portion of long-term debt                                    800,000                       --
  Accounts payable                                                     371,996                1,011,238
  Accrued interest                                                     277,596                  737,286
  Other accrued liabilities                                          1,473,023                1,302,816
  Unearned revenue                                                     636,309                  372,173
  Customer deposits                                                     37,200                   36,066
                                                                  ------------             ------------
    Total current liabilities                                       10,065,237               12,798,354
                                                                  ------------             ------------
Long-term liabilities:
  Long-term debt                                                    77,700,000               57,500,000
  Due to Partners                                                    5,157,656                3,929,464
  Fair value of derivative instruments                               1,356,346                       --
                                                                  ------------             ------------
    Total long-term liabilities                                     84,214,002               61,429,464
                                                                  ------------             ------------

Commitments and contingencies (Note 8)

Partners' capital (deficit):
  Capital contributions                                             49,946,164               32,722,038
  Accumulated net loss                                             (76,361,943)             (56,584,482)
  Accumulated other comprehensive loss                              (1,356,346)                      --
                                                                  ------------             ------------
    Total partners' capital (deficit)                              (27,772,125)             (23,862,444)
                                                                  ------------             ------------
    Total liabilities and partners' capital (deficit)             $ 66,507,114             $ 50,365,374
                                                                  ============             ============




   The accompanying notes are an integral part of these financial statements.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

                                                          2001               2000              1999
Operating revenues:
  Communication service revenues and
    equipment sales                                  $ 45,893,777       $ 33,742,296       $ 19,000,310
  Less: Allowances for discounts                       (2,537,203)        (2,795,711)        (1,919,672)
                                                     ------------       ------------       ------------

      Net operating revenues                           43,356,574         30,946,585         17,080,638

Operating expenses:
  Cost of communications service revenue and
    equipment sales (excluding depreciation and
    amortization below)                                21,501,645         17,757,003         15,060,115
  Depreciation and amortization                         9,377,156          7,219,788          6,112,395
  Selling, general and administrative
    services                                           25,689,632         18,340,154         12,955,410
                                                     ------------       ------------       ------------
      Total operating expenses                         56,568,433         43,316,945         34,127,920
                                                     ------------       ------------       ------------
      Loss from operations                            (13,211,859)       (12,370,360)       (17,047,282)
                                                     ------------       ------------       ------------
Other income (expense):
  Interest expense                                     (6,620,193)        (5,617,896)        (3,364,038)
  Interest income                                          54,591             53,514              6,992
                                                     ------------       ------------       ------------
      Total other income (expense)                     (6,565,602)        (5,564,382)        (3,357,046)
                                                     ------------       ------------       ------------
Loss before extraordinary item                        (19,777,461)       (17,934,742)       (20,404,328)

Extraordinary loss on early extinguishment
  of debt                                                      --           (540,284)                --
                                                     ------------       ------------       ------------
      Net loss                                       $(19,777,461)      $(18,475,026)      $(20,404,328)
                                                     ============       ============       ============




   The accompanying notes are an integral part of these financial statements.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

                                                2001                2000               1999
Contributed capital:
  Balance at beginning of year               $ 32,722,038       $ 30,922,038       $ 25,201,510
  Capital contributions                        17,224,126          1,800,000          5,720,528
                                             ------------       ------------       ------------
    Balance at end of year                     49,946,164         32,722,038         30,922,038
                                             ------------       ------------       ------------
Accumulated deficit:
  Balance at beginning of year                (56,584,482)       (38,109,456)       (17,705,128)
  Net loss                                    (19,777,461)       (18,475,026)       (20,404,328)
                                             ------------       ------------       ------------
    Balance at end of year                    (76,361,943)       (56,584,482)       (38,109,456)
                                             ------------       ------------       ------------
Accumulated other comprehensive
  income (loss):
    Balance at beginning of year                       --                 --                 --
    Unrealized loss on derivative
      instruments                              (1,356,346)                --                 --
                                             ------------       ------------       ------------
      Balance at end of year                   (1,356,346)                --                 --
                                             ------------       ------------       ------------
      Total partners' capital (deficit)      $(27,772,125)      $(23,862,444)      $ (7,187,418)
                                             ============       ============       ============
Comprehensive income (loss):
  Net loss                                   $(19,777,461)      $(18,475,026)      $(20,404,328)
  Other comprehensive loss                     (1,356,346)                --                 --
                                             ------------       ------------       ------------
    Total comprehensive income (loss)        $(21,133,807)      $(18,475,026)      $(20,404,328)
                                             ============       ============       ============





   The accompanying notes are an integral part of these financial statements.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

                                                              2001              2000               1999
Cash flows from operating activities:
  Net loss                                                $(19,777,461)      $(18,475,026)      $(20,404,328)

  Adjustments to reconcile net loss to net cash
      (used in) operating activities:
    Depreciation and amortization                            9,377,156          7,219,788          6,112,395
    Amortization of debt issuance costs                        306,911            222,315            121,776
    License use fees                                           156,304            267,192            442,804
    Bad debt expense                                         1,487,000          1,060,080            876,692
    Extraordinary loss on early extinguishment
      of debt                                                       --            540,284                 --
    Changes in operating assets and liabilities:
      Accounts receivable                                   (2,352,228)        (3,518,479)        (1,404,045)
      Inventories                                              492,133           (497,471)          (449,402)
      Prepaid expenses                                         (83,961)          (200,468)           298,964
      Accounts payable                                        (697,615)           596,075         (1,914,287)
      Other accrued liabilities                               (289,484)           884,017            539,017
      Deferred revenue and customer deposits                   265,270            167,703            154,909
      Other                                                         --             (7,295)           (26,432)
                                                          ------------       ------------       ------------
          Net cash used in operating activities            (11,115,974)       (11,741,285)       (15,651,937)
                                                          ------------       ------------       ------------
Cash flows from investing activities:
  Purchase of property and equipment                       (15,911,387)        (7,846,301)        (1,291,254)
  Payment to VoiceStream for wireless license               (6,763,843)                --                 --
                                                          ------------       ------------       ------------

          Net cash used in investing activities            (22,675,230)        (7,846,301)        (1,291,254)
                                                          ------------       ------------       ------------
Cash flows from financing activities:
  Partners' contributions                                   13,300,389          1,800,000          5,259,000
  Proceeds from long-term debt                              21,000,000         57,500,000          8,557,363
  Repayments of long-term debt                                      --        (39,989,585)                --
  Debt issuance costs                                         (401,941)        (1,912,614)          (575,111)
  Due to Partners                                            1,008,024          3,774,262          2,871,786
                                                          ------------       ------------       ------------
          Net cash provided by financing activities         34,906,472         21,172,063         16,113,038
                                                          ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents             1,115,267          1,584,477           (830,153)

Cash and cash equivalents at beginning of the period         1,585,977              1,500            831,653
                                                          ------------       ------------       ------------

Cash and cash equivalents at the end of the period        $  2,701,244       $  1,585,977       $      1,500
                                                          ============       ============       ============




   The accompanying notes are an integral part of these financial statements.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

1.   BUSINESS

     DESCRIPTION
     In November 1997, D&E Wireless, Inc. (D&E), Omnipoint Venture Partners,
     LLC (Omnipoint Venture Partner) and Omnipoint Holdings II, LLC (Omnipoint Holdings) (collectively, the Partners), formed D&E/Omnipoint Wireless
     Joint Venture, L.P. (the Partnership) doing business as PCS ONE. The Partnership was to operate for an initial period of 10 years, with provisions for subsequent renewals. The Partnership is comprised of general partners and limited partners. D&E Wireless, Inc. holds a 1% general partnership interest and a 49% limited partnership interest in the Partnership. Omnipoint Venture Partners, LLC holds a 1% general partnership interest in the Partnership and Omnipoint Holdings II, LLC holds a 49% limited partnership interest in the Partnership. The Partnership was formed for the purpose of providing Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications in the Lancaster, Harrisburg, York-Hanover and Reading Basic Trading Areas in Pennsylvania. Therefore, the Partnership has one reportable business segment. Historically, the Partnership had entered into operating agreements with the Partners or their affiliates to utilize certain spectrum under licenses initially held by the Partners, until such licenses could be contributed to the Partnership, but all spectrum utilized pursuant to such operating agreements was transferred by the Partners or their affiliates to the Partnership by December 31, 2001.

     On February 25, 2000, Omnipoint Corporation, the ultimate parent company of Omnipoint Venture Partner and Omnipoint Holdings, merged into a wholly-owned subsidiary of VoiceStream Wireless Holding Corporation ("VoiceStream"), with Omnipoint Corporation as the surviving entity, resulting in Omnipoint Corporation becoming a wholly owned subsidiary of VoiceStream. On October 17, 2001 D&E entered into a definitive agreement with affiliates of VoiceStream to sell its 1% general partnership interest and its 49% limited partnership interest in the Partnership to such affiliates of VoiceStream. The sale is subject to certain regulatory approvals and other customary closing conditions and is expected to close in the first or second calendar quarter of 2002. During December 2001, D&E and VoiceStream obtained required lender approvals necessary to close the transaction and also passed compliance of the Hart-Scott-Rodino Act requirements. The remaining regulatory approvals, which include FCC approvals of the transfer of the wireless licenses to VoiceStream, and other customary closing conditions, are deemed to be perfunctory.

     LIQUIDITY
     The Partnership incurred losses of $19,777,461, $18,475,026 and $20,404,328 in 2001, 2000 and 1999, respectively. The Partnership has long-term liabilities of $84,214,002 and total Partners' deficit of $27,772,125 as of December 31, 2001. As discussed in Note 7, the Partnership was in violation of a certain debt covenant as of December 31, 2001. The Partnership obtained a waiver for the covenant violation through and including December 31, 2002. As noted above, the Partnership is expected to become a fully owned subsidiary of VoiceStream in early 2002. Furthermore, the Partners have committed in writing that they will support operations of the Partnership through at least January 1, 2003.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

     CAPITAL CONTRIBUTIONS

     In accordance with the limited partnership agreement (the Partnership Agreement), capital contributions by the Partners were made as follows:

     - Initial contributions: The Partners made initial cash contributions of $4,155,000 and in-kind contributions of equipment totaling $9,109,904.

     - Additional cash contributions: The Partners have contributed an aggregate of $30,670,119 in additional cash contributions, including $13,300,389 in 2001, $1,800,000 in 2000, $5,259,000 in 1999 and
          $10,310,730 in 1998.

     - Additional property contributions: Pursuant to approval of the Federal Communications Commission, the Partners assigned and contributed seven licenses to the Partnership for four Basic Trading Areas: the C-Block and D-Block license in Harrisburg, Pa., the C-Block and E-Block license in York-Hanover, Pa., the C-Block and E-Block license in Lancaster, Pa., and fifty percent of the C-Block license in Reading, Pa. The Partnership reimbursed VoiceStream $6,763,843 for FCC debt related to the Reading C-Block license in 2001. The debt was repaid to the FCC by VoiceStream as a condition of the transfer of the license to the Partnership. The Partnership recorded the value of the licenses in accordance with provisions in the Partnership Agreement, which was based on the contributor's cost of such licenses. Licenses were contributed to the Partnership as soon as was practicable. The D-Block license for Harrisburg and the E-Block license for York-Hanover were transferred to the Partnership in December 1998; the E-Block license for Lancaster was transferred to the Partnership in July 1999. The C-Block licenses for Harrisburg, York-Hanover, and Lancaster, as well as fifty percent of the C-Block license for Reading were transferred to the Partnership by affiliates of VoiceStream Wireless Corporation in August of 2001.

     DISTRIBUTIONS AND ALLOCATIONS
     Net profits and losses are allocated to the Partners in the proportion of their respective percentage ownership interests in the Partnership, as defined by the Partnership Agreement. The amount of annual cash distributions, if any, is determined by the Management Committee. For purposes of all distributions and allocations, the respective Partner's percentage ownership interests are determined as outlined in the Partnership Agreement. No distributions have been made as of December 31, 2001.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments that subject the Partnership to concentrations of credit risk consist primarily of trade receivables; however, concentrations of credit risk are limited due to the large number of relatively low revenue-generating customers in the Partnership customer base. The Partnership also maintains reserves for potential credit losses and such losses have been within management expectations.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition, effective for fiscal years beginning after December 15, 2001. SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS 143) was recently issued to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact these statements will have on our financial position and results of operations; however, we expect that annual wireless license amortization will cease as of January 1, 2002 as a result of adopting SFAS 142.

     The Partnership was required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), beginning in the first quarter of fiscal 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and changes in the fair value be recorded each period in earnings or comprehensive income. The adoption of SFAS No. 133 did not result in recording a cumulative adjustment as of the beginning of 2001. However, the Partnership entered into an interest rate collar on long-term debt in 2001 and has recorded the derivative at fair value (see Note 8).

     The Partnership adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," in the fourth quarter of 2000. This adoption had no impact on the Partnership's financial statements.

3.   SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

     REVENUE RECOGNITION
     Revenues from operations consist of charges to customers for monthly access, airtime, roaming charges, long-distance charges, and equipment sales. Usage and access charges are recorded as revenue as services are rendered based on the amount of usage and normal fees, after deducting an estimate of certain allowances and discounts. Deferred revenues result from revenues collected in advance of providing service to its prepaid customers. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier's customers using the Partnership's network. Equipment sales are recognized upon delivery to the customer and reflect charges to customers for wireless handset and other accessory equipment purchases.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

     ADVERTISING COSTS

     The Partnership expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expenses included in operating expenses were $3,339,868 in 2001, $3,586,596 in 2000 and $2,874,914 in 1999.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Partnership recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to cash flow hedges of interest payments are included in interest expense. Any ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense.

     CASH AND CASH EQUIVALENTS
     The Partnership considers cash on hand, cash in banks, and investments with a maturity of three months or less when purchased as cash and cash equivalents.

     INVENTORY
     Inventory is recorded at the lower of cost or market on the basis of average cost or replacement value. Inventory consists primarily of handsets and accessories. Potential losses on sale of handsets and accessories are recognized in the period in which sales are made as a cost of acquiring subscribers. Due to the rapid turnover of equipment and accessories, inventory is recorded on a FIFO accounting basis.

     PROPERTY AND EQUIPMENT AND DEPRECIATION
     Property and equipment are stated at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of the assets, which are 3 to 5 years for equipment and 6 to 12 years for network infrastructure. Depreciation begins when the fixed asset is placed into service. Network infrastructure under construction consists of equipment that has not been placed in service and costs associated with developing information systems; accordingly no depreciation has been recorded. When the assets are placed in service, the Partnership transfers the assets to the appropriate property and equipment category and depreciates these assets over their respective estimated useful lives. The costs of maintenance and repairs are charged to operating expense.

     LICENSE COSTS
     In accordance with the Partnership Agreement, after obtaining the approval by the Federal Communications Commission, the following transactions occurred: (i) on December 30, 1998, D&E contributed its PCS broadband licenses for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York-Hanover, Pennsylvania to the Partnership, (ii) on July 31, 1999, Omnipoint Venture Partner contributed its PCS broadband license for one Basic Trading Area: the E-Block license in Lancaster, Pennsylvania to the Partnership, and (iii) on August 1, 2001, affiliates of VoiceStream Wireless Corporation contributed PCS broadband licenses for three Basic Trading Areas: the C-Block licenses in Harrisburg, York-Hanover and Lancaster, as well as a PCS broadband license for the Basic Trading Area in Reading, Pennsylvania, fifty percent of the C-Block

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

     license in Reading. The Partnership paid $6,763,843 to VoiceStream Wireless Corporation in connection with the receipt of the Reading C-Block license.

     License costs are amortized over a period of 40 years, as there is an observable market and perfunctory renewal giving rise to an indefinite life. Amortization expense recorded in 2001, 2000 and 1999 totaled $165,206, $53,876 and $46,845, respectively, including PCS license fees.

     PCS ONE managed operations under C-Block licenses in Lancaster, Pa., Harrisburg Pa., York-Hanover, Pa. and Reading, Pa. pursuant to operating agreements with affiliates of VoiceStream Wireless Corporation for the first half of 2001 and prior years. Such C-Block licenses owned by the affiliates of VoiceStream Wireless Corporation were transferred to the Partnership in August of 2001. License use fees and related interest expense recorded in 2001, 2000 and 1999 amounted to $155,862, $740,664 and $916,272, respectively.

     DEBT ISSUANCE COSTS
     Deferred financing costs are amortized over the life of the related financing agreement.

     IMPAIRMENT OF LONG-LIVED ASSETS
     Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership reviews assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of future undiscounted cash flows. Measurement of any impairment is based on future discounted cash flows. The Partnership has determined there were no impairments to the carrying values of such assets in 2001, 2000 and 1999.

     CAPITALIZED INTEREST
     The cost of funds used to finance construction projects is capitalized as part of the construction costs. Interest costs related to construction projects are reflected as a cost of the assets and reduction of interest expense. Interest costs capitalized were $191,104 in 2001, $127,424 in 2000 and $47,692 in 1999.

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

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             2001            2000            1999
Cash paid for interest, net of amounts capitalized        $6,690,848      $4,891,437      $3,280,210
Non-cash investing and financing activities:
  Fixed assets funded by financing agreement                      --              --       4,878,202
  Licenses contributed by the Partners                     3,923,737              --         461,528
  Capital expenditures included in accounts payable           58,373              --         986,159
  Capital expenditures included in due to affiliates         484,772       2,424,713              --


5.   INVENTORY

     Inventory consists of the following at December 31, 2001 and 2000:

                           2001                  2000
Handsets               $  721,261            $1,190,169
Accessories                70,755                93,980
                       ----------            ----------
                       $  792,016            $1,284,149
                       ==========            ==========

6.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following at December 31, 2001 and 2000:

                                                       2001                    2000
Network infrastructure                              $59,164,079            $50,116,754
Machinery, office and computer equipment              8,548,957              1,230,724
Improvement to leased properties                      1,324,018              1,246,904
Motor vehicles                                          268,181                202,233
Plant under construction                              1,319,342              3,654,630
Software under development                                   --                190,969
                                                    -----------            -----------
                                                     70,624,577             56,642,214
Less accumulated depreciation                        25,738,995             16,574,501
                                                    -----------            -----------
Fixed assets, net                                   $44,885,582            $40,067,713
                                                    ===========            ===========

     Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $9,211,950, $7,165,912 and $6,065,550, respectively.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

7.   LONG-TERM DEBT

     On May 17, 2000 the Partnership entered into a $70 million credit agreement, as amended (the "Credit Agreement"), with major financial institutions to extinguish existing indebtedness and finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. Proceeds from advances under the Credit Agreement in 2000 were utilized to extinguish outstanding indebtedness of the Partnership. In connection with the extinguishment, the Partnership incurred a $540,284 loss on extinguishment related to the write-off of unamortized debt issuance costs. On March 14, 2001, the Credit Agreement was amended to increase the revolving credit commitment amount from $30,000,000 to $42,000,000. When aggregated with the term loan commitment of $40,000,000, the Partnership has a total credit facility under the Credit Agreement of $82,000,000. In addition, certain financial covenants were adjusted by the same March 14, 2001 amendment in a manner that made such covenants less restrictive. The Partnership incurred costs of $401,941 in connection with the increase in the revolving credit agreement. Advances exercised by the Partnership at December 31, 2001 and 2000 amounted to $78,500,000 and $57,500,000, respectively.

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

     The Partnership is subject to certain financial and operational covenants including restrictions on the payment of distributions to the Partners, restrictions on additional indebtedness and attaining certain financial performance measurements. The most restrictive of these covenants requires the Partnership to maintain a certain ratio of indebtedness to total capitalization. The Partnership was in compliance with this and all other covenants at December 31, 2001 with the exception of the minimum average revenue per user covenant. The Partnership has received a waiver for the covenant violation through and including December 31, 2002. As a result of receiving the waiver, the debt remains classified as long-term debt.

     Maturities of long-term debt for each year ending December 31 are as follows:


          2002                           $   800,000
          2003                             5,980,000
          2004                            14,800,000
          2005                            17,200,000
          2006                            17,840,000
          Thereafter                      21,880,000

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

8.   INTEREST RATE COLLAR

     In 2001, the Partnership entered into an interest rate collar agreement ("rate collar agreement") with a major financial institution. The objective of the rate collar agreement is to manage the Partnership's risk against adverse cash flow changes caused by changes in interest rates by effectively fixing the Partnership's interest cost within a certain range.

     The rate collar agreement is being accounted for as a cash flow hedge under SFAS No. 133, as amended. As such, changes in the fair value of the rate collar agreement are recorded within other comprehensive income/(loss) on the balance sheet. As of December 31, 2001, the rate collar agreement had a fair value of ($1,356,346). During 2001, $418,803 was reclassified into earnings as additional interest expense as a result of actual interest rates falling below the floor. No hedge ineffectiveness for the year ended December 31, 2001 was recorded based on calculations in accordance with SFAS No. 133, as amended.

9.   COMMITMENTS AND CONTINGENCIES

     The Partnership has entered into certain noncancelable operating leases for its offices and retail locations. Future minimum rentals under these noncancelable operating leases as of December 31, 2001 are as follows:

          2002                            $  3,462,278
          2003                               3,505,161
          2004                               3,447,050
          2005                               3,272,167
          2006                               3,402,242
          Thereafter                            57,409
                                          ------------
          Total minimum rentals           $ 17,146,307

     Total rental expense for the years ended December 31, 2001, 2000, and 1999 was $3,393,451, $2,897,157 and $2,305,537, respectively.

10.  PARTNERS' EQUITY

     Under the terms of the Partnership Agreement, the Management Committee may require each general partner to advance up to $1,000,000 per year to the Partnership in the form of loans, and to contribute additional capital to the Partnership in proportion to their respective interest in the partnership.

     At December 31, 2001 the Partners had contributed a total of $49,946,164 in cash, licenses and other property to the Partnership.

D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

     Pursuant to the Partnership Agreement, the Partnership entered into separate service agreements with the Partners covering services such as engineering, accounting and financing, human resources, marketing and public relations, billing, interconnection and telecommunications services. Costs incurred under such agreements during 2001, 2000 and 1999 amounted to $2,822,341, $3,401,847 and $2,865,691, respectively.

     Additionally, the Partnership purchases from VoiceStream, handsets and accessories, at VoiceStream's cost, to be used in the performance of the Partnership's business. Purchases during 2001, 2000, and 1999 amounted to $1,482,050, $6,855,744 and $5,290,538, respectively.

EUROTEL L.L.C.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2001 AND 2000 AND FOR EACH OF
THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

To the Members of
EuroTel L.L.C.

                        REPORT OF INDEPENDENT ACCOUNTANTS

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity (deficit) and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of EuroTel L.L.C. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company is dependent upon the Founders to meet its cash flow requirements for the year 2002.

PricewaterhouseCoopers SpA

Nicola Di Benedetto

(Partner)




Rome, February 25, 2002

EUROTEL L.L.C.
CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                               ASSETS                     2001                    2000
Current assets:
    Cash and cash equivalents                                         $  1,009,137             $    811,097
    Receivables, net of allowance for doubtful accounts of
        $761,494 and $245,607 respectively                               1,732,518                2,215,056
    Loan receivable                                                        596,849                       --
                                                                      ------------             ------------
              Total current assets                                       3,338,504                3,026,153
                                                                      ============             ============
Property, plant and equipment, net                                      13,278,029               37,848,775
Other long-term assets                                                     185,415                       --
Intangible assets, net                                                   1,563,054                5,459,226
Loan receivable                                                                 --                  523,425
                                                                      ------------             ------------
                                                                      $ 18,365,002             $ 46,857,579
                                                                      ============             ============

                                               LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Due to Founders                                                   $ 36,750,658             $  8,500,431
    Accounts payable                                                     3,779,442                5,052,796
    Accrued liabilities                                                    143,512                  795,810
    Deferred revenue                                                       517,825               10,504,430
    Current portion of long-term debt                                           --               46,620,447
                                                                      ------------             ------------
              Total current liabilities                                 41,191,437               71,473,914
                                                                      ============             ============

Deferred revenue                                                           891,625                1,309,141
License obligation                                                         465,265                  451,527
Other liabilities                                                          394,023                  362,417
                                                                      ------------             ------------
              Total liabilities                                         42,942,350               73,596,999
                                                                      ============             ============

Commitments and contingencies (Note 18)

Members' equity (deficit):
    Members' capital                                                   (22,543,956)             (23,451,142)
    Cumulative other comprehensive loss                                 (2,033,392)              (3,288,278)
                                                                       -----------             ------------

              Total members' equity (deficit)                          (24,577,348)             (26,739,420)
                                                                       -----------             ------------

                                                                      $ 18,365,002             $ 46,857,579
                                                                      ============             ============

   The accompanying notes are an integral part of these financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                           2001                 2000                 1999
Operating revenue:
    Telecommunication revenue                                         $  7,483,764         $  4,506,642         $  1,934,149
    Installation and equipment sales                                       581,615              423,597            1,478,445
                                                                      ------------         ------------         ------------

             Total operating revenue                                     8,065,379            4,930,239            3,412,594

Operating expenses:
    Wages and benefits                                                   3,841,618            4,164,906            3,038,360
    Interconnection charges                                              1,928,942            1,125,737              553,889
    Depreciation and amortization                                        4,791,795            3,907,570            2,755,619
    General and administrative                                           5,231,197            4,596,294            3,926,608
    Loss related to assets held for sale                                31,517,480                   --                   --
                                                                      ------------         ------------         ------------

             Total operating expenses                                   47,311,032           13,794,507           10,274,476
                                                                      ------------         ------------         ------------

             Operating loss                                            (39,245,653)          (8,864,268)          (6,861,882)
                                                                      ============         ============         ============

Other income (expenses):
    Equity in income (loss) of affiliate                                        --                   --            1,524,684
    Interest income                                                      6,445,472              236,643              444,632
    Interest expense                                                    (5,512,867)          (4,770,048)          (8,724,828)
    Litigation costs related to sale of subsidiary and affiliate        (1,208,688)          (3,403,623)            (951,651)
    Gain on sale of affiliate                                                   --                   --           35,410,444
    Gain from arbitration award                                         40,000,000                   --                   --
    Foreign exchange gains                                                 392,297              685,307              742,989
    Foreign exchange losses                                                (78,990)            (625,064)          (1,566,602)
    Dutch withholding tax expense                                               --                   --           (2,202,917)
    Fair value gains on embedded derivatives                               266,456
    Other                                                                  (98,425)             (79,685)            (161,295)
                                                                      ------------         ------------         ------------

             Total other income (expenses)                              40,205,255           (7,956,470)          24,515,456
                                                                      ------------         ------------         ------------

             Income (loss) before extraordinary item
             and cumulative effect of change in
             accounting policy                                             959,602          (16,820,738)          17,653,574

Extraordinary item - extinguishment of debt                                     --                   --           (3,800,368)

Cumulative effect on prior years of a change
    in accounting policy                                                   (52,416)          (1,564,384)                  --
                                                                     -------------         ------------         ------------

Net income (loss)                                                     $    907,186         $(18,385,122)        $ 13,853,206
                                                                      ============         ============         ============


   The accompanying notes are an integral part of the consolidated financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                    Cumulative
                                                                       Other              Total           Comprehensive
                                                 Members'          Comprehensive         Members'             Income
                                                  Capital              Loss           Equity (Deficit)         (Loss)
                                                ============        ============        ============        ============
Balance, December 31, 1998                      $ 11,222,818        $ (6,213,328)       $  5,009,490        $ (9,907,091)
                                                                                                            ============

Capital contributions                              3,930,000                  --           3,930,000


Net income                                        13,853,206                  --          13,853,206        $ 13,853,206


Foreign currency translation adjustment                   --          (3,915,964)         (3,915,964)         (3,915,964)


Reclassification adjustment:
    Foreign currency translation related
        to investment in MTT sold in 1999                 --           6,064,251           6,064,251           6,064,251
                                                ------------        ------------        ------------        ------------


Balance, December 31, 1999                        29,006,024          (4,065,041)         24,940,983        $ 16,001,493
                                                                                                            ============


Capital contributions                              2,100,000                  --           2,100,000


Shareholder distributions                        (36,172,044)                 --         (36,172,044)


Net loss                                         (18,385,122)                 --         (18,385,122)       $(18,385,122)


Foreign currency translation adjustment                   --             776,763             776,763             776,763
                                                ------------        ------------        ------------        ------------


Balance, December 31, 2000                      $(23,451,142)       $ (3,288,278)       $(26,739,420)       $(17,608,359)
                                                                                                            ============


Net income                                           907,186                                 907,186             907,186


Foreign currency translation adjustment                                1,254,886           1,254,886           1,254,886
                                                ------------        ------------        ------------        ------------

Balance, December 31, 2001                      $(22,543,956)       $ (2,033,392)       $(24,577,348)       $  2,162,072
                                                ============        ============        ============        ============

   The accompanying notes are an integral part of the consolidated financial statements.

EUROTEL L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                                                  2001              2000              1999

Cash flows from operating activities:
  Net income (loss)                                                         $      907,186     $ (18,385,122)    $  13,853,206
  Adjustments to reconcile net income (loss) to net case used by operating activities:
      Extraordinary item-extinguishment of debt                                          -                 -         3,800,368
      Gain on sale of affiliate                                                          -                 -       (35,410,444)
      Depreciation and amortization                                              4,791,795         3,907,570         2,755,619
      Amortization of deferred financing costs                                      47,500            47,500           916,378
      Unrealized foreign exchange (gains)/losses                                  (576,463)          339,899           740,113
      Loss on sale of fixed assets                                                 116,174            66,981            87,075
      Equity in income of affiliate                                                      -                 -        (1,524,684)
      Increase in deferred revenue                                                (462,718)                -                 -
      Gain from arbitration award                                              (40,000,000)                -                 -
      Loss related to assets held for sale                                      31,517,480                 -                 -
      Other                                                                        149,390                 -                 -
      Changes in assets and liabilities:
        Receivables                                                               (131,620)       (1,249,640)          287,706
        Accounts payable                                                         1,083,522        (1,151,303)        1,855,230
        Accounts payable to Founders                                             1,848,478         2,454,124         1,806,744
        Accrued liabilities                                                       (837,879)          814,894         2,487,586
        Accrued interest                                                         1,905,773          (656,797)       (1,660,374)
        Other assets                                                                36,621           127,090                 -
                                                                            --------------     -------------     -------------

          Total adjustments                                                       (511,947)        4,700,318       (23,858,683)
                                                                            --------------     -------------     -------------

          Net cash used in operating activities                                    395,239       (13,684,804)      (10,005,477)
                                                                            --------------     -------------     -------------

Cash flows from investing activities:
  Deposit received on sale of Pilicka                                                    -                 -        10,000,000
  Proceeds from sale of property, plant and equipment                               88,921            29,708             7,480
  Proceeds form arbitration award                                               30,000,000                 -                 -
  Purchase of property, plant and equipment                                     (8,038,651)      (10,117,734)      (16,400,238)
  Purchase of additional MTT shares                                                      -                 -           (50,522)
  Proceeds from sale of MTT, net                                                         -                 -        43,027,372
  Acquisition of intangible assets                                                 (99,745)         (590,042)         (976.324)
                                                                            --------------     -------------     -------------

          Net cash provided by/(used in) investing activities                   21,950,525       (10,678,068)       35,607,768
                                                                            --------------     -------------     -------------

Cash flows from financing activities:
  Payment of notes payable to Founders                                                   -        (3,607,263)                -
  Proceeds from issuance of notes payable to Founders                           24,495,976                 -         3,500,000
  Redemption of convertible bonds                                                        -                 -       (23,265,814)
  Distribution to Founders                                                               -       (36,172,044)                -
  Proceeds from short-term borrowings from Founders                                      -         2,100,000                 -
  Proceeds from issuance of long-term debt                                       3,100,000        14,225,447        32,300,000
  Payment of long-term debt                                                    (49,720,447)                -                 -
  Proceeds from issuance of common stock and member contributions                        -                 -         3,930,001
                                                                            --------------     -------------     -------------

          Net cash (used in)/provided by financing activities                  (22,124,471)      (23,453,860)       16,464,187
                                                                            --------------     -------------     -------------

Effect of exchange rate changes on cash                                            (23,253)          101,082          (492,519)
                                                                            --------------     -------------     -------------

Net increase in cash and cash equivalents                                          198,040       (47,715,650)       41,573,959

Cash and cash equivalents at beginning of period                                   811,097        48,526,747         6,952,788
                                                                            --------------     -------------     -------------

Cash and cash equivalents at end of period                                  $    1,009,137     $     811,097     $  48,526,747
                                                                            ==============     =============     =============

Cash paid for interest                                                      $    2,947,142     $   7,902,308     $   9,077,260
                                                                            ==============     =============     =============

Supplemental disclosure of noncash activity:
  Long-term debt of $95,000 was issued for debt financing costs in 1999.
  See Note 3, Note 7 and Note 10 for other noncash activity.

The accompanying notes are an integral part of the consolidated financial statements.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

----------------------------------------------------------------------------

 1. ORGANIZATION:

    EuroTel L.L.C. (the Company) was organized in December 1996 to act as a holding company for a foreign investment in Pilicka Telefonia Sp. z.o.o. (Pilicka). The Company directly held this investment until May 1998. In 1998, the Company organized a subsidiary, PenneCom B.V. (PenneCom), to act as a Dutch holding company for foreign investments. PenneCom is an indirect wholly owned subsidiary of the Company. During 1998 and 1999, PenneCom's investments were comprised of Pilicka and Monor Telefon Tarasasag Rt. (MTT). In May 1998, Pilicka was contributed to PenneCom by the Company at its net book value, as the Company and PenneCom were entities under common control. Results of operations include the operations of the Company, PenneCom and Pilicka for the entire years ended December 31, 2001, 2000 and 1999. In August 1998, the Founders (see definition below) contributed a 48.7% financial interest in Monor Communications Group, Inc. (MCG) at its book value to PenneCom. MCG held a 92.7% interest in MTT at the time of contribution. On December 31, 1998, MCG was dissolved and its equity was distributed. As a result, PenneCom held an interest ranging from 46.4% to 48.3% in MTT during 1998 and 1999, prior to the sale of MTT effective December 14, 1999. PenneCom's results of operations include the equity in the income of MTT through December 14, 1999.

    MTT provided telecommunication services to the Monor region of Hungary. Pilicka is involved in the design, construction and operation of a telecommunications network in the Radom, Piotrkow Trybunalski and Tarnobrzeg regions in Poland. The Company's founding members are comprised of three companies: Consolidated Companies, Inc.; D&E Investments, Inc., a wholly-owned subsidiary of D&E Communications, Inc.; and HunTel Systems, Inc. (the Founders). During 1999, Pilicka was converted from a Polish S.A. to a Polish Sp. zo.o.

    On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom will transfer 100% of its shares in Pilicka to the Company and the Founders in exchange for partial satisfaction of loans and interest payable with an intended economic effect date of December 31, 2001. The agreement is irrevocable and there are no conditions to closing of this transaction. Final share transfer is anticipated in March 2002. The full year results of Pilicka are included in the Company's financial statements for 2001. See also Note 4.

 2. LIQUIDITY:

    The Company is dependent upon the Founders to provide the liquidity necessary for the Company to meet its cash flow requirements for the year 2002. The Founders also have historically provided guarantees and collateral for the Company's long-term debt. See Notes 12 and 14.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company, PenneCom and the Company's other direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. PenneCom's interest in MTT was accounted for by the equity method prior to its sale in December 1999.

   FOREIGN CURRENCY TRANSLATION

   The financial position and results of operations of Pilicka are measured using the local currency, Polish zlotys, as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative other comprehensive income (loss) account in shareholder's equity. Foreign currency transaction gains and losses, as well as translation adjustments for monetary assets and liabilities of Pilicka that are denominated in currencies other than the Polish zloty, are recognized in the statement of operations. Foreign exchange gains/(losses) in 2001, 2000 and 1999 include $576,463 and $(339,899) and $(740,113), respectively, of unrealized foreign exchange gains/(losses) resulting primarily from the translation of foreign denominated payables at the balance sheet date.

   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include cash and highly liquid debt instruments with an original maturity of three months or less and are carried at cost which approximates fair value due to the short maturities.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   DERIVATIVE INSTRUMENTS

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133"). These standards require that all derivative instruments be recorded on the balance sheet at their fair value as either assets or liabilities. When the Company purchases a financial instrument or enters into other agreements in which a derivative instrument is "embedded", it assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining components of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and
   (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (a) a fair-value, cash flow or foreign-currency hedge or (b) a trading or non-hedging derivative instrument. Changes in fair value of derivatives are recorded each period in earnings or comprehensive losses.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    FAIR VALUE ESTIMATION

    In assessing the fair value of non-traded derivative and other financial instruments, the Company uses a variety of methods and makes assumptions that are based on market conditions existing at each balance sheet date. Other techniques, such as option pricing models and estimated discounted value of future cash flows are used to determine fair value of the remaining financial instruments.

    The face value less any estimated credit adjustments for financial assets and liabilities with maturity of less than one year are assumed to approximate their fair value.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Construction-in-progress represents the accumulation of costs associated with the construction of telephone networks and other tangible fixed assets. The Company continually monitors the progress of these construction projects and tracks each project by location. The Company includes all costs that are directly attributable to the network development in construction-in-progress. Expenditures for repairs and maintenance, which do not materially extend the useful lives of the related asset, are charged to expense as incurred. The cost of assets retired or otherwise disposed of, and the accumulated depreciation thereon, is removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations

    Depreciation expense is recorded in the month following the commencement of use by applying the straight-line method over the estimated useful life of the assets: leasehold improvements and buildings (10-25 years), telecommunication equipment (10 years), and vehicles and other equipment (5-10 years).

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    INTANGIBLE ASSETS

    Intangible assets include acquisition costs incurred in connection with the acquisition of licenses to provide telecommunication services, software and deferred financing costs. The licenses for the former Radom and Piotrkow Trybunalski Voivodships were acquired through the Company's purchase of Pilicka. Intangible assets also include amounts paid and payable to the Ministry of Communications of Poland for the purchase of the former Tranobrzeg Voivodship license. Licenses are stated at costs less accumulated amortization. If payment for the license is deferred beyond normal credit terms, its cost is the net present value of the obligation. The present value of the obligation is calculated using the Company's effective borrowing rates at the moment the license is granted. Any differences between the nominal price of the license and its net present value are treated as interest costs. Interest costs are capitalized up until the time when the network in that license territory becomes operational or are recognized as interest expense over the period of the obligation. Amortization is recorded on a straight-line basis over the period for which the license is granted (15 years).

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

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

    REVENUES

    Telecommunication service revenue from access to and the usage of networks are recognized when services are provided. Commencing on January 1, 2000, the Company recognizes revenue from installation fees over the period of the average life of the customer, which is estimated to be five years for Pilicka. The Company records revenue from the sale of equipment when the customer accepts delivery. All revenues included in the consolidated statements of operations are related to Pilicka's operations in Poland. See also Note 10.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

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

    Included in the consolidated balance sheet at December 31, 2001 and 2000 are the net assets of Pilicka's operations, all of which are located in Poland and which total approximately $15,000,000 and $42,230,136, respectively, including the cumulative translation adjustment.

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

    RECLASSIFICATIONS

    Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

4. SALE OF PILICKA:

   On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom will transfer 100% of its shares in Pilicka to the Company and the Founders in exchange for satisfaction of loans and interest payable totaling $15,000,000 with an intended economic effect date of December 31, 2001. As a result of this agreement, the Company has recognized a loss of $31,517,480 in 2001, which represents the excess of the carrying value of the net assets over their net realizable value. The actual share transfer is expected in March 2002. The net assets of Pilicka at December 31, 2001 and 2000 are as follows:



                                                  2001                2000

   Cash                                       $    696,334        $    590,778
   Receivables and other current assets          1,729,662           1,880,416
   Property, plant and equipment                13,265,980          37,825,364
   Intangibles                                   1,563,054           5,411,726
   Other non-current assets                        185,415                  --
   Payables and accrued liabilities             (3,064,387)         (4,952,855)
   Deferred revenue                             (1,409,450)         (1,813,571)
   Cumulative translation adjustment             2,033,392           3,288,278
                                              ------------        ------------
   Total net assets                           $ 15,000,000          42,230,136
                                              ============        ============

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------


4. SALE OF PILICKA, CONTINUED:

   The Company will retain a 22.56% ownership interest in Pilicka after the share transfer in March 2002 and will account for this investment under the equity method.

   All operating revenue of the Company is attributable to Pilicka. Pilicka's full year results for 2001, 2000 and 1999 are included in the Consolidated Statements of Operations of the Company and are summarized as follows:

                                            2001               2000                1999

   Operating revenue                    $  8,065,379        $  4,930,239        $ 3,412,594
   Operating expenses                    (12,846,871)        (10,639,905)        (7,978,021)
   Other income                              502,108              38,357             67,429
   Other expenses                            (90,426)            (74,859)          (709,988)
   Cumulative effect of change in
    accounting policy                        (52,416)         (1,564,384)                --
                                        ------------        ------------        -----------

   Net loss                             $ (4,422,226)       $ (7,310,552)       $(5,207,986)
                                        ============        ============        ===========


5. RECEIVABLES:

   Receivables consist of the following at December 31, 2001 and 2000:

                                                  2001              2000
   Trade receivables, net of allowance for
     doubtful accounts of $761,494 and
     $245,607, respectively                    $1,467,193       $1,191,196
   VAT receivables                                 48,084          499,411
   Due from employee                                    1            1,001
   Other                                          217,240          523,448
                                               ----------       ----------

                                               $1,732,518       $2,215,056
                                               ==========       ==========


   VAT receivables relate to VAT refunds due on the purchase of property, plant and equipment.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

6. PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment consists of the following at December 31, 2001 and 2000:


                                                               2001               2000

   Land, buildings and leasehold improvements             $  8,675,551        $  6,258,562
   Telecommunications equipment                             36,686,002          29,928,140
   Vehicles and other equipment                              1,348,363           1,128,075
   Construction-in-progress                                  5,015,222           5,951,787
                                                          ------------        ------------

                                                            51,725,138          43,266,564

                Accumulated depreciation                   (10,251,728)         (5,417,789)
                Write down for assets held for sale        (28,195,381)                 --
                                                          ------------        ------------

                                                          $ 13,278,029        $ 37,848,775
                                                          ============        ============

   The write down of $28,195,381 relates to the transaction described in Note 4 and is recorded in the income statement as part of the loss on assets held for sale.

   The Company recorded a write down of $164,002 and $427,053 during 2001 and 2000, respectively, in relation to certain telecommunication equipment not expected to be utilized. This loss amount has been presented in general and administrative expenses. There have been no other events or changes in circumstances that suggest that the recoverability of the carrying amount of long-lived assets should be assessed.

   Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $4,102,723, $3,210,484 and $1,940,646, respectively.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

7. INTANGIBLE ASSETS:

   Intangible assets consist of the following at December 31, 2001 and 2000:


                                              2001              2000

   Licenses                               $ 7,861,335        $ 6,973,229
   Deferred financing costs                        --             95,000
   Software and other                         916,254            783,176
                                          -----------        -----------

   Total intangible assets                  8,777,589          7,851,405
   Less: Accumulated amortization          (3,892,436)        (2,392,179)
         Write down for assets held
           for sale                        (3,322,099)                --
                                          -----------        -----------

                                          $ 1,563,054        $ 5,459,226
                                          ===========        ===========



   The write down of $3,322,099 relates to the transaction described in Note 4 and is recorded in the income statement as part of the loss on assets held for sale.

   During the year ended December 31, 2000, Pilicka was notified by the Ministry of Communications ("MOC") that, effective December 29, 2000, its telecommunication license obligations originally payable in two equal installments on March 31, 2001 and March 31, 2002 were deferred until March 31, 2011. As a result of the extension of these payment terms, Pilicka reduced the amount of its intangible assets and the corresponding license obligations by $590,403 based on the present value of these non-interest-bearing liabilities as at December 31, 2000.

   Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $736,572, $744,586 and $1,731,351, respectively, of which amortized financing costs of $47,500, $47,500 and $916,378, respectively, were classified as interest expense.

8. LOAN RECEIVABLE:

   In July 2000, the Company loaned United Food Technologies BV (UFT), $500,000 to expand its network of Wendy's restaurants in Hungary. UFT owns equity interests in companies operating Wendy's franchises. The loan earns interest at 20% (10% during the first year) and is due in July 2002. During 2001 and 2000, interest income related to the loan was $73,425 and $23,425, respectively.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

9.  EMBEDDED DERIVATIVE INSTRUMENTS:

    Pilicka has entered into lease agreements in the prior years that require payments denominated in a currency other than the functional currency of Pilicka or the lessor. These embedded foreign currency derivatives must be bifurcated from the lease agreements and separately accounted for under the provisions of FAS 133. As of January 1, 2001, the adoption of FAS 133 resulted in a cumulative effect of an accounting change that increased the Company's net loss by $52,416, net of income tax of $0. As at December 31, 2001, the positive fair value of this embedded foreign currency derivative was $219,765. The fair value of this embedded foreign currency derivative has been classified as current assets of $34,350 and other long-term assets of $185,415.

10. INSTALLATION AND EQUIPMENT SALES REVENUE RECOGNITION:

    Prior to January 1, 2000, the Company recorded installation revenue when a customer was connected to the network. On January 1, 2000, the Company adopted SAB 101 and changed its accounting policy with respect to the recognition of installation revenue. The Company now recognizes revenue from installation fees over the period of the average life of the customer, which is estimated to be five years for Pilicka. In this regard during the year ended December 31, 2000 the Company has recorded an adjustment of $1,564,384 for the cumulative effect on prior years as a result of this change. The Company recorded deferred revenue at December 31, 2001 and 2000 of $1,409,450 and $1,813,571, respectively, in connection with this change in accounting policy.

11. INVESTMENT IN MTT:

    On December 14, 1999, the Company sold its investment in MTT, headquartered in Budapest, Hungary, for cash and recorded a gain of $35,410,444. A summary of MTT's financial information for the year ending December 31, 1999 is as follows:


    Net revenue                                $ 20,422,083
    Operating profit                              8,948,231
    Loss on foreign currency translation         (1,922,227)
    Net income (loss)                             3,421,611
    Company's equity in income (loss) of MTT      1,524,684


    The Company's equity in income (loss) is for the period January 1, 1999 through December 14, 1999.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

12.  DUE TO FOUNDERS:

     Due to Founders consist of the following at December 31, 2001 and 2000:

                                                          2001               2000
     Accounts payable to Founders                      $ 6,113,534       $5,048,791
     Accrued interest on accounts payable to Founders    1,757,182          973,447
     Loans payable to Founders                          26,650,286        2,154,310
     Accrued interest on loans payable to Founders       2,229,656          323,883
                                                       -----------       ----------
           Total payable to Founders                   $36,750,658       $8,500,431
                                                       ===========       ==========



     Accounts payable to the Founders represent operating costs paid on behalf of the Company by those entities. These amounts bear interest at a fixed rate of 15% (7% through February 1999). Interest expense incurred by the Company related to these payables in 2001, 2000 and 1999 was $783,735, $618,089 and $330,825, respectively. Beginning in 2002, the Company will not accrue interest on these obligations. Total operating expenses incurred through related party transactions by the Company were $1,517,632, $2,454,123 and $1,782,594 during 2001, 2000 and 1999, respectively.

     The loans payable bear interest at a fixed rate of 15%. Interest expense related to these loans recognized during 2001, 2000 and 1999 was $1,905,773, $328,897 and $788,942, respectively. These loans are subordinate to the long-term debt discussed in Note 14 and are due on demand. Beginning in 2002, the Company will not accrue interest on these obligations.

     As mentioned in Notes 1 and 4, upon PenneCom's transfer of 100% of Pilicka's shares to the Founders and EuroTel per the December 31, 2001 agreement, the total payable to Founders will be reduced by $11,616,414.

     Other related party transactions are described in Note 16.

13.  CONVERTIBLE BONDS PAYABLE:

     During 1999, the Company repaid convertible bonds in their entirety by paying a premium of $3,222,740 as an incentive to the bondholders to terminate certain rights under the bonds and the bond subscription agreement. The premium, unamortized deferred financing costs, and expenses related to the extinguishment are presented as an extraordinary item. The bonds accrued interest at 30% of which $6,627,948 was expensed during 1999.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------
14. LONG-TERM DEBT:

    In December 1999, the Company entered into a revolving credit agreement with a bank which provided for borrowings through December 31, 2001 of up to $40,000,000, and which increased to $50,000,000 in July 2000, with interest at the Bank's base rate (9.5% at December 31, 2000). The Founders guaranteed the debt and individually pledged investment securities to the Bank with a total fair value of $26,000,000. The debt was also collateralized by the Company's deposits at the Bank. The agreement restricts loans and advances to related parties, the use of the proceeds from the sale of Pilicka and other transactions with the parent company's members. Total borrowings under the agreement at December 31, 2000 of $46,620,447 have been classified as current. In September 2001, the Company repaid the loan with proceeds from the arbitration award discussed in Note 19 and with loans from the Founders.

15. INCOME TAXES:

    UNITED STATES

    EuroTel's taxable income passes to its members and therefore no taxes are recognized related to its operations.

    NETHERLANDS

    PenneCom is subject to 35% Dutch corporate tax. However, any benefits derived from "qualifying subsidiaries," which includes Pilicka, are exempt from Dutch tax. All proceeds derived from the arbitration relating to the sale of Pilicka fall within that exempt category. In conjunction with the above, all costs that are attributable to such qualifying subsidiaries are not deductible for Dutch tax purposes. Also, the loss that PenneCom has recorded on the transfer of Pilicka in partial satisfaction of its debt to its various creditors, will not be deductible. As a result, PenneCom has no taxable profit or loss for 2001 and 2000. Therefore, no Dutch taxes have been recorded related to PenneCom.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------
15. INCOME TAXES, CONTINUED:

    POLAND

    Pilicka incurred tax losses since June 17, 1997 and, therefore, has not paid income taxes in Poland.

    Below is the analysis of deferred tax balances related to taxes in Poland:


                                                   December 31,         December 31,
                                                      2001                  2000
                                                   ------------         ------------
    TAXABLE DIFFERENCES

    Accelerated amortization for license           $     77,808         $    211,887
    Future interest charges on license liability        524,257              590,043
    Unrealized foreign exchange differences             133,297              153,933
                                                   ------------         ------------
                                                        735,362              955,863

    DEDUCTIBLE DIFFERENCES

    Net operating losses                              3,609,924            4,095,875
    Net operating losses carry forwards               8,013,043            3,102,662
    Provisions                                          426,494              244,068
    Deferred revenue                                  1,409,450            1,813,571
    Other accruals                                    1,034,475              775,488
                                                   ------------         ------------
                                                     14,493,386           10,031,664

    TOTAL TEMPORARY DIFFERENCES, NET                 13,758,024            9,075,801
    Future enacted tax rates                                 28%                  28%
                                                   ------------         ------------
    DEFERRED TAX ASSET                                3,852,247            2,541,224
    Valuation allowance                              (3,852,247)          (2,541,224)
                                                   ------------         ------------
    NET DEFERRED TAX ASSET                                   $-                   $-
                                                   ============         ============



    Tax losses incurred in 2001, 2000 and 1999 are permitted to be utilized over five years with 50% utilization restricted per annum. A full valuation allowance was recorded as the Company does not expect to recover any deferred tax assets through future tax deductions.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

16.  RELATED PARTY TRANSACTIONS:

     The Company paid $1,744,371, $2,426,754 and $594,917 to a law firm for legal services during the years ended December 31, 2001, 2000 and 1999, respectively, where one of the lawyers is a managing director of the Company.

     Pilicka paid $195,400, $231,641 and $247,409 to an affiliated entity for management services and the purchase of rights to use software during the years ended December 31, 2001, 2000 and 1999, respectively. The amount payable to this affiliate at December 31, 2001 and 2000 was $24,144 and $50,503, respectively. Pilicka also made rental payments of $180,444, $193,513 and $173,351 during the years ended December 31, 2001, 2000 and 1999, respectively, to a company partially owned by a relative of a member of Pilicka's management board. The amount payable to this affiliate at December 31, 2001 was $14,726. There was no amount payable to this affiliate at December 31, 2000.

     Other related party transactions with Founders are included in Note 12.

17.  TELECOMMUNICATION LICENSES:

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

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------

18.  CONTINGENCIES AND COMMITMENTS:

     Pilicka has certain long-term agreements to purchase telecommunication equipment with domestic and foreign suppliers. The total amount of equipment that Pilicka has committed to purchase after December 31, 2001 is $507,186.

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

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $551,783, $491,889 and $399,785, respectively.

     On May 26, 2000, PenneCom settled a dispute with an investment banking firm regarding the sale of Pilicka and MTT by paying $1,250,000 in an effort to avoid the expense and uncertainties of litigation.

EUROTEL L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




19.  ARBITRATION AWARD:

     On April 8, 1999, the Company signed an agreement to sell its interest in Pilicka for consideration of $140,000,000, with an expected close in August 1999. In connection with the agreement, the Company received a $10,000,000 nonrefundable downpayment, which was recorded as deferred revenue. The counterparty failed to perform under the contract. The Company commenced arbitration before the International Court of Arbitration of the International Chamber of Commerce (ICC) against the counterparty, seeking specific performance by the counterparty, plus damages, interest and costs. During 2001, the Company received an award, with amendments, which held in favor of PenneCom on the issue of liability and awarded damages to PenneCom as follows: (1) $30,000,000 with interest at 10% per annum from 1 August 1999 to the date of payment; (2) $367,500 in respect of the costs of the ICC; and (3) $2,000,000 for PenneCom's legal costs. On September 4, 2001, PenneCom received cash of $38,655,171, which is reflected in the statement of operations as follows:

     - Gain on arbitration award of $40,000,000. The total consists of $30,000,000 from the award plus the $10,000,000 of deferred revenue.

     - Interest income of $6,287,671, which represents the interest from August 1, 1999 until the date payment was received.

     - A reduction of $2,367,500 in litigation costs relating to the sale of a subsidiary as a result of the reimbursement of legal costs and ICC costs.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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