Form 10-K/A
period 2001-12-31
D&E COMMUNICATIONS INC
filed 2002-04-24
CIK 1011737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO


                        COMMISSION FILE NUMBER 000-20709

                            D&E COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                                    23-2837108
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             124 EAST MAIN STREET                                17522-0458
                 P.O. BOX 458                                    (Zip Code)
                 EPHRATA, PA
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (717) 733-4101

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.16 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



     We are filing this Annual Report on Form 10-K/A as Amendment No. 1 to our Form 10-K, filed on March 27, 2002 for the purposes of amending Item 1 of Part I and Items 7 and 8 of Part II. For the convenience of the reader, we have restated the Form 10-K in its entirety. The disclosure contained herein speaks as of the date of filing of the Form 10-K.


                               TABLE OF CONTENTS


                                  PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   21
                                  PART II
          Market for Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................   21
Item 6.   Selected Financial Data.....................................   21
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   23
          Quantitative and Qualitative Disclosure About Market
Item 7A.  Risks.......................................................   35
Item 8.   Financial Statements and Supplementary Data.................   35
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   35
                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   35
Item 11.  Executive Compensation......................................   36
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36
                                  PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.  8-K.........................................................   36

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

     You should understand that various factors, in addition to those discussed in the section titled "Item 1. Business -- Factors Affecting Our Prospects" and elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

OVERVIEW


     We are a provider of communications services to residential and business customers in markets throughout south central Pennsylvania. We operate an incumbent rural local telephone company, or RLEC, in parts of Berks, Lancaster and Lebanon counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster and Harrisburg, Pennsylvania metropolitan areas, which we refer to as our "edge-out" markets. Our goal is to be a leading single-source provider of voice and data communications services in our markets. To achieve this goal, we have developed a comprehensive package of communications services including local and long distance telephone services, high speed data services and Internet access services. We also provide business customers with integrated voice and data network solutions. Please see "The Telecommunications Industry" on page 4 of this report for a further discussion of the terms RLEC and CLEC.



     Our RLEC, founded in 1911, served 61,961 telephone lines (referred to in the telecommunications industry as access lines) through our 100% digitally switched network as of December 31, 2001. Currently, our RLEC does not compete directly with any other wireline company to provide local telephone service. Our RLEC strategy is to grow the number of access lines that we serve and continue to sell additional communications services, such as long distance, high speed data and enhanced telephone services, including voicemail, call waiting, caller identification and PhoneGuard(TM) (a telemarketer call block service). We believe that these services represent an additional source of revenue and cash flow growth for our RLEC operations. As of December 31, 2001, approximately 17% of our residential customers had two access lines and 27% of our customers subscribed to at least one of our enhanced telephone services.



     Our CLEC began operations in the fourth quarter of 1999 and served 7,535 business access lines as of December 31, 2001. Our CLEC offers services similar to our RLEC and targets small and medium-sized business customers within our edge-out markets. The incumbent local telephone company in these markets is Verizon Communications, a regional Bell telephone company that was created by the break-up of AT&T in 1984, and referred to in the telecommunications industry as an RBOC. Our strategy is to provide CLEC services primarily in secondary metropolitan areas near our RLEC, where we believe customers historically have been underserved. In pursuit of this strategy, we plan to continue to leverage our existing RLEC network and construct new facilities when and where we believe it is economically prudent to do so.

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


     To augment our core voice and data communications services and enhance our position as a communications provider, we offer systems integration services to businesses. We believe that the complexity of voice communications and data networks has increased the need for small and medium-sized businesses to seek a single provider for all of their communications and networking needs. We also believe that the convergence of voice communications and data networks technology further drives this outsourcing trend and increases the need for service providers that have expertise in both voice and data networks. In 2000, we significantly expanded our systems integration business through the strategic acquisitions of CompuSpirit, Inc. and Alternate Solutions, Inc., both of which were based in Harrisburg, Pennsylvania.


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

RECENT DEVELOPMENTS

 PENDING SALE OF PCS ONE INTEREST


     In connection with our strategy to focus on wireline communications, on October 17, 2001, we entered into a definitive agreement for the sale of our 50% ownership interest in PCS ONE, a joint venture with VoiceStream Wireless Corporation that offers mobile wireless communications service, to VoiceStream Wireless, our joint venture partner. Under the agreement, we expect to receive cash consideration of approximately $75.0 million, after working capital and long-term debt adjustments of approximately $40 million.


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

     We believe that the acquisition of Conestoga will enable us to capitalize on growth opportunities throughout the central Pennsylvania market and to capitalize on the benefits of increased scale in an increasingly competitive telecommunications industry. Such benefits are expected to include the ability to sell additional services to a larger customer base, the ability to spread our fixed costs over a larger revenue base and the opportunity to eliminate redundant costs. Please see "-- Factors Affecting Our Prospects" on page 17 for certain risks relating to the merger with Conestoga.

THE TELECOMMUNICATIONS INDUSTRY


     There are two predominant types of telephone companies in the telecommunications industry: incumbent local telephone companies, or ILECs, and competitive local telephone companies, or CLECs. Recently, cable television and wireless service providers also have begun providing local telephone service in certain markets. Within the ILEC sector, generally there are rural local telephone companies, or RLECs, who operate in rural areas, and the regional Bell telephone companies, or RBOCs, which were the telephone companies created from the break-up of AT&T in 1984.


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

 MODERN NETWORK


     We were one of the first rural local telephone companies in the nation to deploy a 100% digitally switched network, which enables us to economically provide a broad portfolio of advanced voice and data communications services. We have designed and installed fiber in our network in a pattern of multiple rings which provide a high level of backup service in the event of a service failure. Our network operations center further leverages our network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve our operating efficiency. We monitor the network 24 hours a day, 365 days a year and continually upgrade network elements to ensure the uninterrupted delivery of quality services to our customers.


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

BUSINESS STRATEGY


     Our primary business objective is to be a leading, regional wireline-focused communications services provider. To achieve this objective, we will continue to pursue the following goals:


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

 SELECTIVELY PURSUE STRATEGIC ACQUISITIONS


     We believe that we can increase the scale and scope of our business through acquisitions of companies that strategically fit with our business strategy. Increasing critical mass offers opportunities for improved economies of scale, operating efficiency and profitability. Acquisition targets may include companies that deepen our industry focus, broaden our service territory and increase the breadth of our services.


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

     We offer our customers a broad array of enhanced telephone services including:

- call waiting
- call transferring and call
  forwarding
- automatic callback
- video conferencing
- PhoneGuard(TM)
- call trace
- call block
- conference calling
- voicemail
- teleconferencing
- DID (direct inward dial)
- caller name and number
  identification
- distinctive ringing
- simultaneous ringing

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

     Our growth in access lines reflects not only the population growth in our service area, but also our continued efforts to sell additional access lines to our existing customer base for dedicated fax and Internet services. The following table reflects access line growth over the past three years:


                                                              AT OR FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                             ---------------------------
                                                              1999      2000      2001
                                                             -------   -------   -------
ACCESS LINES:
  Residential..............................................  42,882    43,917    44,145
  Business.................................................  16,103    17,181    17,816
                                                             ------    ------    ------
     Total RLEC............................................  58,985    61,098    61,961
                                                             ======    ======    ======
PERCENT OF TOTAL:
  Residential..............................................    72.7%     71.9%     71.2%
  Business.................................................    27.3%     28.1%     28.8%
PERCENTAGE GROWTH:
  Residential..............................................     4.2%      2.4%      0.5%
  Business.................................................     4.5%      6.7%      3.7%
     Total RLEC............................................     4.3%      3.6%      1.4%

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

                                                                AT DECEMBER 31,
                                                              --------------------
                                                              1999   2000    2001
                                                              ----   -----   -----
ACCESS LINES
  Business..................................................  598    3,895   7,535

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

NETWORK ARCHITECTURE AND OPERATIONS SUPPORT SYSTEMS


     We were one of the first local telephone companies in the nation to deploy a 100% digitally switched network. We continue to utilize a technologically advanced, fiber-rich network based on digital switching, fiber optic transport technology, and host/remote call switching architecture. We operate our own Signaling

System 7 network that provides efficient call routing and allows enhanced features to travel across the national telephone network. During 2001, we completed our new network operations center, which monitors network performance 24 hours a day, 365 days a year and allows us to maintain high network performance standards.


     Our RLEC has digital host switches in Ephrata and Lititz, Pennsylvania and delivers dial tones to more than 45 remote switches and access nodes that are connected with fiber optic cable. Connection to our customers, or the "last mile," is provided over our RLEC's copper or fiber outside plant. Our host/remote architecture concentrates network intelligence in our two host offices, enabling our RLEC and CLEC operations to leverage this network and provide short customer loop lengths in our copper cable plant. Short customer loop lengths and our Asynchronous Transfer Mode backbone network are critical to the delivery of advanced high speed services such as DSL. We are capable of providing DSL service to over 94% of our RLEC customers.


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

COMPETITIVE ENVIRONMENT


     The Telecommunications Act of 1996 introduced competition among providers of local telephone services enabling customers to switch to services offered by local telephone companies and cable companies. Several other factors are further increasing competition in local telephone service, including growing customer demand for communications products and services, development of fiber optics and digital electronic technology and legislation and regulations designed to promote competition.


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

     We believe that our RLEC has competitive advantages based on several factors, including the lack of concentration of any large business customers, low basic service rates, our customer service record and high level of customer satisfaction, and our service territory's high cost of facilities-based entry due to low population density and other regulatory factors. See the section titled "-- Regulatory Environment" below for a description of those regulatory factors. Wireless operators, which serve as an alternative service to wireline local and long-distance services, also pose a competitive threat to our RLEC.



     Our CLEC competes principally with the services offered by the incumbent local telephone company, Verizon Communications, and other competitive providers, including other CLECs, long distance companies, cable television companies, wireless service providers and private networks built by large end users. The edge-out markets served by our CLEC are served by one or more other CLECs. In addition, in providing long distance service, our RLEC and CLEC are in competition with major carriers such as AT&T, MCI and Sprint, and most recently, Verizon. Some of these competitors have significantly greater market presence, brand recognition and resources than we do. The existing and new sources of competition place pressure on the pricing of these services which may cause our revenues or margins to decline.


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

     As a result of the passage of TA-96, local exchange carriers, including our RLEC, face the prospect of being subject to competition for the first time in the provision of local telephone and regional long distance services. TA-96 also provides for the codification of the principles of "universal service" and establishes safeguards to foster the provision of communications services in the areas served by ILECs by adopting a federal universal service support fund, or USSF. See "-- Promotion of Universal Service."

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



     As a communications provider, we face competition from:


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

                                                                               POSITION
                                                                                 HELD
NAME                                AGE                POSITION                 SINCE
----                                ---                --------                --------
Anne B. Sweigart..................  87    Chairman and President                 1985
Robert M. Lauman..................  76    Vice Chairman and Senior Executive     2001
                                          Vice President
G. William Ruhl...................  62    Chief Executive Officer                2001
Thomas E. Morell..................  41    Vice President, Chief Financial        1995(1)
                                          Officer and Treasurer(1)
W. Garth Sprecher.................  50    Vice President and Secretary(1)        1993(1)

---------------

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

     ROBERT M. LAUMAN, age 76, has served as our Vice Chairman and Senior Executive Vice President since October 2001. He has been a director of the Company since 1983. Prior to 2001, Mr. Lauman served as our Executive Vice President and Chief Operating Officer. Mr Lauman was previously employed by Bell of Pennsylvania from 1946 to 1983, at which time he retired as Vice President -Engineering. Mr. Lauman is a registered Professional Engineer, a member of the Pennsylvania Society of Professional Engineers and a member of the Institute of Electrical and Electronics Engineers, Inc. Currently, he is a Trustee of Lancaster Theological Seminary and serves on the Board of Trustees for the Pennsylvania Academy of Music. Mr. Lauman is a member of the Board of Directors' Executive, Compensation and Strategic Planning and Review Committees.

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

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

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

                                                               LOW      HIGH
                                                              ------   ------
2000
  First Quarter.............................................  $16.38   $25.00
  Second Quarter............................................  $14.00   $20.69
  Third Quarter.............................................  $18.00   $27.25
  Fourth Quarter............................................  $20.50   $27.94
2001
  First Quarter.............................................  $16.50   $21.94
  Second Quarter............................................  $17.00   $19.75
  Third Quarter.............................................  $18.00   $25.75
  Fourth Quarter............................................  $15.70   $23.75

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

ITEM 6.  SELECTED FINANCIAL DATA

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

                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                    1997        1998          1999          2000         2001
                                  --------   -----------   -----------   -----------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Operating revenues..............  $ 48,115    $ 49,657      $ 57,047      $ 65,092     $ 76,286
Depreciation and amortization...     8,466       9,372         9,771        12,129       15,296
Operating income (loss).........     9,882       7,866         8,764      $  5,134         (503)
Income from continuing
  operations....................    10,722       1,245        15,503        (5,041)       4,042
Discontinued operations, net of
  tax(1)........................    (1,157)     (5,348)       (6,652)       (5,653)      (5,985)
Extraordinary loss, net of
  tax...........................        --      (7,901)           --            --       (2,109)
Cumulative effect of accounting
  change, net of tax............        --        (251)           --          (912)          --
Net income (loss)...............     9,565     (12,255)        8,851       (11,606)      (4,052)
PER-SHARE DATA -- BASIC AND
  DILUTED(2)
Income (loss) from continuing
  operations....................  $   1.78    $   0.17      $   2.10      $  (0.68)    $   0.55
Discontinued operations.........     (0.20)      (0.72)        (0.90)        (0.77)       (0.81)
Extraordinary items.............        --       (1.07)           --            --        (0.29)
Cumulative effect of accounting
  change........................        --       (0.03)           --         (0.12)          --
Net income (loss) per common
  share.........................      1.58       (1.65)         1.20         (1.57)       (0.55)
Cash dividends declared per
  common share..................      0.39        0.39          0.39          0.45         0.50
BALANCE SHEET DATA
Total assets....................  $112,492    $105,490      $115,803      $124,221     $142,878
Long-term debt..................    41,657      22,657        21,582        20,907       58,124
Preferred stock of subsidiary...     1,446       1,446         1,446         1,446        1,446
OTHER DATA
Adjusted EBITDA(3)..............  $ 18,348    $ 17,238      $ 18,535      $ 17,263     $ 14,793
Net cash provided by continuing
  operating activities..........    11,583      13,758        17,776        14,760       12,770
Net cash provided by/used in
  continuing investing
  activities....................     5,383     (21,932)      (12,718)       (5,436)     (35,319)
Net cash provided by/used in
  continuing financing
  activities....................    (3,961)     16,258        (5,287)       (5,372)      26,904

---------------

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

OVERVIEW


     We are a provider of communications services to residential and business customers in markets throughout south central Pennsylvania. We operate an incumbent rural local telephone company, or RLEC, in parts of Berks, Lancaster and Lebanon counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster and Harrisburg, Pennsylvania metropolitan areas, which we refer to as our "edge-out" markets. Our goal is to be a leading single-source provider of voice and data communications services in our markets. To achieve this goal, we have developed a comprehensive package of communications services including local and long distance telephone services, high speed data services, and Internet access services. We also provide business customers with integrated voice and data network solutions. In addition, we presently hold a one-third interest in Eurotel, LLC, whose indirect wholly-owned subsidiary, Pilicka Telephone S.A., operates a telephone network in a region south of Warsaw, Poland. We currently are exploring strategic alternatives with regard to this investment.


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

PENDING SALE OF PCS ONE INTEREST


     On October 17, 2001, we entered into a definitive agreement to sell our 50% interest in PCS ONE to VoiceStream Wireless Corporation for approximately $117,000. We estimate that we will receive approximately $75,000 in cash after working capital and long-term debt adjustments of approximately $40,000, and recognize a gain on the sale of approximately $50,000, net of tax. We also estimate that approximately $34,000 of the cash received will be used to pay taxes with the remainder used to pay down debt and to finance, in part, our pending acquisition of Conestoga Enterprises, Inc. This sale, which is expected to close in April 2002, will result in our exit of the mobile wireless personal communications service business. Accordingly, we have reflected our wireless business as discontinued operations in our financial statements. Our losses from discontinued operations, net of taxes, were $6,652 in 1999, $5,653 in 2000 and $5,985 in 2001.


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

RESULTS OF OPERATIONS

     The following table is a summary of our operating results by segment:

                                                                                  CORPORATE,
                                                   INTERNET        SYSTEMS        OTHER AND      TOTAL
                               RLEC     CLEC(1)   SERVICES(2)   INTEGRATION(3)   ELIMINATIONS   COMPANY
                              -------   -------   -----------   --------------   ------------   -------
1999
  Revenues -- External......  $38,308   $2,815      $    --        $12,199         $ 3,725      $57,047
 Revenues -- Intercompany...    1,502       56           --             69          (1,627)          --
                              -------   -------     -------        -------         -------      -------
  Total Revenues............   39,810    2,871           --         12,268           2,098       57,047
                              -------   -------     -------        -------         -------      -------
  Depreciation and
     Amortization...........    8,395      189           --            399             788        9,771
  Other Operating
     Expenses...............   20,391    3,717           --         11,955           2,449       38,512
                              -------   -------     -------        -------         -------      -------
  Total Operating
     Expenses...............   28,786    3,906           --         12,354           3,237       48,283
                              -------   -------     -------        -------         -------      -------
  Operating Income (Loss)...   11,024   (1,035)          --            (86)         (1,139)       8,764
                              -------   -------     -------        -------         -------      -------
2000
  Revenues -- External......  $39,374   $4,177      $    90        $17,890         $ 3,561      $65,092
 Revenues -- Intercompany...    2,466       99           --            119          (2,684)          --
                              -------   -------     -------        -------         -------      -------
  Total Revenues............   41,840    4,276           90         18,009             877       65,092
                              -------   -------     -------        -------         -------      -------
  Depreciation and
     Amortization...........    9,380      478           42          1,587             642       12,129
  Other Operating Expense...   21,634    5,990        1,203         17,999           1,003       47,829
                              -------   -------     -------        -------         -------      -------
  Total Operating
     Expenses...............   31,014    6,468        1,245         19,586           1,645       59,958
                              -------   -------     -------        -------         -------      -------
  Operating Income (Loss)...   10,826   (2,192)      (1,155)        (1,577)           (768)       5,134
                              -------   -------     -------        -------         -------      -------
2001
  Revenues -- External......  $41,766   $6,203      $ 1,922        $23,177         $ 3,218      $76,286
 Revenues -- Intercompany...    3,892      296           23             96          (4,307)          --
                              -------   -------     -------        -------         -------      -------
  Total Revenues............   45,568    6,499        1,945         23,273          (1,089)      76,286
                              -------   -------     -------        -------         -------      -------
  Depreciation and
     Amortization...........   11,315      575          259          2,751             396       15,296
  Other Operating
     Expenses...............   25,821    8,899        3,791         24,059          (1,077)      61,493
                              -------   -------     -------        -------         -------      -------
  Total Operating
     Expenses...............   37,136    9,474        4,050         26,810            (681)      76,789
                              -------   -------     -------        -------         -------      -------
  Operating Income (Loss)...    8,522   (2,975)      (2,105)        (3,537)           (408)        (503)
                              -------   -------     -------        -------         -------      -------

---------------

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

RLEC SEGMENT RESULTS

                   SUMMARY OPERATING RESULTS -- RLEC SEGMENT

                                                           1999      2000      2001
                                                          -------   -------   -------
Revenues:
  Local Telephone Service...............................  $11,477   $11,951   $12,219
  Network Access........................................   19,250    20,935    24,826
  Other.................................................    9,083     8,954     8,613
                                                          -------   -------   -------
Total Revenues..........................................   39,810    41,840    45,658
                                                          -------   -------   -------
Depreciation and Amortization...........................    8,395     9,380    11,315
Other Operating Expenses................................   20,391    21,634    25,821
                                                          -------   -------   -------
Total Operating Expenses................................   28,786    31,014    37,136
                                                          -------   -------   -------
Operating Income........................................   11,024    10,826     8,522
                                                          -------   -------   -------
Access Lines at December 31.............................   58,985    61,098    61,961
                                                          -------   -------   -------

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

CLEC SEGMENT RESULTS

                   SUMMARY OPERATING RESULTS -- CLEC SEGMENT

                                                           1999      2000      2001
                                                          -------   -------   -------
Revenues:
  Local Telephone Service...............................  $    42   $   577   $ 1,586
  Network Access........................................       18       613     1,355
  Long Distance.........................................    2,802     2,999     3,355
  Other.................................................        9        87       203
                                                          -------   -------   -------
Total Revenues..........................................    2,871     4,276     6,499
                                                          -------   -------   -------
Depreciation and Amortization...........................      189       478       575
Other Operating Expenses................................    3,717     5,990     8,899
                                                          -------   -------   -------
Total Operating Expenses................................    3,906     6,468     9,474
                                                          -------   -------   -------
Operating Loss..........................................   (1,035)   (2,192)   (2,975)
                                                          -------   -------   -------
Access Lines at December 31.............................      598     3,895     7,535

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

INTERNET SERVICES SEGMENT RESULTS

             SUMMARY OPERATING RESULTS -- INTERNET SERVICES SEGMENT

                                                             1999    2000      2001
                                                             ----   -------   -------
Revenues...................................................  $ 0    $    90   $ 1,945
Depreciation and Amortization..............................   --         42       259
Other Operating Expenses...................................   --      1,203     3,791
                                                             ---    -------   -------
Total Operating Expenses...................................   --      1,245     4,050
                                                             ---    -------   -------
Operating Loss.............................................   --     (1,155)   (2,105)
                                                             ---    -------   -------
Customers at December 31
  DSL......................................................   --        477     2,209
  Dial-up Access...........................................   --      2,161    10,161
  Web-hosting Services.....................................   --         50       447

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

SYSTEMS INTEGRATION SEGMENT RESULTS

            SUMMARY OPERATING RESULTS -- SYSTEMS INTEGRATION SEGMENT

                                                           1999      2000      2001
                                                          -------   -------   -------
Revenues................................................  $12,268   $18,009   $23,273
Depreciation and Amortization...........................      399     1,587     2,751
Other Operating Expenses................................   11,955    17,999    24,059
                                                          -------   -------   -------
Total Operating Expenses................................   12,354    19,586    26,810
                                                          -------   -------   -------
Operating Loss..........................................      (86)   (1,577)   (3,537)
                                                          -------   -------   -------

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

     Other income (expense), net for 2000, was a loss of $8,960, compared with income of $14,060 in 1999. This decrease is primarily attributable to the following:


     - Our share in the equity of EuroTel was a loss of $5,528 in 2000 compared with income $5,267 in 1999. The decrease was primarily the result of our share of a gain in 1999 related to EuroTel's sale of MTT, a telecommunications company located in Hungary. This gain was offset by reduced EuroTel losses in 2000 due to reduced operating expenses and interest expense. As of December 31, 2001, the carry amount for our investment and advances to EuroTel and its wholly owned subsidiaries was $6,431. Based on current estimates of fair value for EuroTel's operating telecommunications company, Pilicka, our share of proceeds on an assumed sale, would exceed the carrying value of our investment and advances. As such, at this time, we do not need to recognize any impairment on our investment in addition to our share of the impairment charge recorded by EuroTel on its underlying investments.


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

     Net cash used in investing activities was $35,319 in 2001 and consisted primarily of capital expenditures of $34,068 and an increase in investments in affiliates to $10,769, primarily related to working capital requirements and the repayment of bank borrowings for EuroTel, partially offset by net cash of $8,669 received on the sale of temporary investments. Our capital expenditures in 2001 were concentrated in the following areas:

     - digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC, CLEC and Internet operating systems -- $14,270;

     - additions related to our new building in Brownstown, Pennsylvania -- $8,864; and

     - computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations -- $6,227.

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

     The following summarizes our borrowing capacity at December 31, 2001, as limited by our covenants:

Long-term loan..............................................  $ 50,000
Revolving credit facility...................................    50,000
Lines of credit.............................................    27,500
                                                              --------
Total capacity..............................................   127,500
Total debt at December 31, 2001.............................  $ 59,933
Maximum leverage ratio limitation...........................    62,143
                                                              --------
Effective availability......................................  $  2,210

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

     The following table sets forth our obligations and commitments, including debt maturities, to make future payments under contracts, as of December 31, 2001:

                                                      PAYMENTS DUE BY PERIOD
                                       -----------------------------------------------------
                                                 LESS THAN                            AFTER
OBLIGATION                              TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
----------                             -------   ---------   ---------   ---------   -------
Line of Credit.......................  $ 1,757    $1,757          --           --         --
Long-term Debt.......................   58,000                 7,500       10,000     40,500
Capital Lease Obligations............      176        52         124           --         --
Operating Leases.....................    1,461       318       1,024          119         --
Systems Integration Acquisitions
  Payments...........................      800       400         400           --         --
                                       -------    ------      ------      -------    -------
Total................................  $61,394    $2,127      $8,648      $10,119    $40,500

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We do not invest in derivative financial instruments or other market risk sensitive instruments for the purpose of managing our foreign currency exchange rate risk or for any other purpose.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this Item is set forth beginning on page F-1. See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated by reference from the material captioned "Executive Compensation" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated by reference from the material captioned "Security Ownership of Officers, Directors and Principal Stockholders" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     (c) Exhibits.  See Index to Exhibits.

     (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item (14) is set forth on pages F-1 through F-56. See Index to Financial Statements.

                               INDEX TO EXHIBITS

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
     2.  Plan of acquisition, reorganization, arrangement,
         liquidation or succession:
     2.1 Agreement and Plan of Exchange Between Denver and         Incorporated herein by
         Ephrata Telephone and Telegraph Company (a Pennsylvania   reference from Exhibit 2.1
         corporation) and D&E, Inc. (a Pennsylvania corporation).  to Amendment No. 2 to the
                                                                   Registration Statement on
                                                                   Form S-4 (registration No.
                                                                   333-2960 filed by D&E on
                                                                   April 23, 1996.
     2.2 D&E Shareholder Agreement, dated as of March 21, 1997,    Incorporated herein by
         by and between D&E and various shareholders of D&E.       reference from Exhibit 99.01
                                                                   to the Form 8-K Current
                                                                   Report filed by D&E on April
                                                                   7, 1997.
     2.3 Amended and Restated Agreement and Plan of Merger, by     Incorporated herein by
         and among D&E, Inc., D&E Acquisition Corp. and Conestoga  reference from Exhibit 2.1
         Enterprises, Inc. dated as of January 9, 2002.            to the Current Report on
                                                                   Form 8-K filed by D&E on
                                                                   January 9, 2002.
     3.  Articles of Incorporation and By-laws:
     3.1 Amended and Restated Articles of Incorporation            Incorporated herein by
                                                                   reference from Exhibit A to
                                                                   D&E's definitive proxy
                                                                   statement for its 1997
                                                                   Annual Meeting of
                                                                   Shareholders filed April 2,
                                                                   1997.
     3.2 By-laws                                                   Incorporated herein by
                                                                   reference from Exhibit 3.2
                                                                   to D&E's Registration
                                                                   Statement on Form 10 filed
                                                                   by D&E on April 30, 1993.
     4.  Instruments defining the rights of security holders,
         including debentures:
     9.  Voting Trust Agreement.
     9.1 Voting Trust Agreement Among Shareholders of Denver and   Incorporated herein by
         Ephrata Telephone and Telegraph Company and Kay William   reference from Exhibit 9.1
         Shober, Anne Brossman Sweigart, W. Garth Sprecher,        to D&E's 1995 Report on Form
         Ronald E. Frisbie and John Amos as Voting Trustees,       10-K.
         dated as of November 19, 1992. ("Voting Trust
         Agreement")
     9.2 Amendment to the Voting Trust Agreement dated as of       Incorporated herein by
         December 31, 1995.                                        reference from Exhibit 9.2
                                                                   to D&E's 1995 Annual Report
                                                                   on Form 10-K.

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
    10.  Material Contracts
    10.1 Denver and Ephrata Telephone and Telegraph Company        Incorporated herein by
         Executive Incentive Plan as revised January 1998.*        reference from Exhibit 10.1
                                                                   to D&E's 1997 Annual Report
                                                                   of Form 10-K.
    10.2 AT&T Communications Standard Agreement for the Provision  Incorporated herein by
         of Telecommunications Services and Facilities between     reference from Exhibit 10.2
         AT&T Communications of Pennsylvania, Inc. and Denver and  to D&E's Registration
         Ephrata Telephone and Telegraph Company;                  Statement on Form 10 filed
                                                                   by D&E on April 30, 1993.
           Article 1   General Provisions, effective May 25,
                       1984;
           Article 8-2 Billing and Collection Services effective
         April 1, 1992;
    10.3 Telecommunications Services and Facilities Agreement      Incorporated herein by
         between the Bell Telephone Company of Pennsylvania and    reference from Exhibit 10.3
         Denver and Ephrata Telephone and Telegraph Company,       to D&E's Registration
         effective January 1, 1986; and Amendment to               Statement on Form 10 filed
         Telecommunications Services and Facilities Agreement and  by D&E on April 30, 1993.
         the IntraLATA Compensation Agreement, dated May 7, 1992;
           Appendix 1 IntraLATA Telecommunications Services,
         effective January 1, 1986;
           Appendix 2 Ancillary Services, effective January 1,
                      1986;
           Appendix 5 Jointly Provided Feature Group A
         Compensation effective July 24, 1986; and
           Appendix 7 Extended Area Service, effective October 1,
                      1988.
    10.4 IntraLATA Compensation Agreement between the              Incorporated herein by
         Pennsylvania Non-Bell Telephone Companies and Denver and  reference from Exhibit 10.4
         Ephrata Telephone and Telegraph Company, effective        to D&E's Registration
         January 1, 1986; and Amendment to Telecommunications      Statement on Form 10 filed
         Services and Facilities Agreement and the IntraLATA       by D&E on April 30, 1993.
         Compensation Agreement, dated May 7, 1992.
    10.5 Agreement between Donnelley Directory, a division of The  Incorporated herein by
         Reuben H. Donnelley Corporation Statement and Denver and  reference from Exhibit 10.5
         Ephrata Telephone and Telegraph Company, dated April 19,  to D&E's Registration
         1991. Portions of this exhibit have been omitted          Statement on Form 10 filed
         pursuant to a request for confidential treatment and      by D&E on April 30, 1993.
         have been separately filed with the Commission.
    10.6 Agreement for the Distribution of Interstate Access       Incorporated herein by
         Revenues between the National Exchange Carrier            reference from Exhibit 10.6
         Association, Inc. and Denver and Ephrata Telephone and    to D&E's Registration
         Telegraph Company, effective May 25, 1984.                Statement on Form 10 filed
                                                                   by D&E on April 30, 1993.

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
    10.7 Agreement for the Provision of Enhanced 9-1-1 Services    Incorporated herein by
         between the County of Lancaster and Denver and Ephrata    reference from Exhibit 10.7
         Telephone and Telegraph Company, effective upon approval  to D&E's Annual Report on
         of the Pennsylvania Public Utility Commission which       Form 10-K for the year ended
         occurred May 18, 1994                                     December 31, 1999.
           Attachment #1 Request for Proposal as Amended;
           Attachment #2 Best and Final Offer, April 28, 1994;
           Attachment #3 Clarifications to RFP;
           Attachment #4 Lancaster County
           Resolution #74, September 22, 1993;
           Attachment #5 Lancaster County
           Resolution #32, May 5, 1994;
           Attachment #6 Addenda, Errata, Bulletins to Contract
                         Documents;
           Attachment #7 Facility Lease; and
           Attachment #8 Tariffed Local Exchange Carrier
                         Services.
    10.8 Modification #2 to the Agreement for the Provision of     Incorporated herein by
         Enhanced 9-1-1 Services between the County of Lancaster   reference from Exhibit 10.1
         and D&E Telephone Company, signed July 14, 1999.          to D&E's Quarterly Report on
                                                                   Form 10-Q for the quarter
                                                                   ended September 30, 1999.
    10.9 D&E Shareholder Agreement, Exhibit D to the Agreement     Incorporated herein by
         and Plan of Merger by and between D&E, Inc. and PCS One,  reference from Exhibit B to
         Inc.                                                      Amendment No. 1 to the
                                                                   Registration Statement on
                                                                   Form S-4 (Registration No.
                                                                   333-18659) filed by D&E on
                                                                   January 21, 1997.
    10.10 D&E, Inc. Officer Incentive Plan as revised January      Incorporated herein by
         1998.*                                                    reference from Exhibit 10.16
                                                                   to D&E's Quarterly Report on
                                                                   Form 10-Q for the quarter
                                                                   ended September 30, 1997.
    10.11 Stock Acquisition Agreement between D&E, Inc. and        Incorporated herein by
         Southwestern Investments, Inc., a subsidiary of Citizens  reference from Exhibit 10.1
         Utilities Company, dated November 3, 1997.                to D&E's Quarterly Report on
                                                                   Form 10-Q for the quarter
                                                                   ended September 30, 1997.
    10.12 Limited Partnership Agreement by and among D&E Wireless, Incorporated herein by
         Inc., Omnipoint Venture Partner I, L.L.C. and Omnipoint   reference from Exhibit 20.1
         Holdings, Inc.                                            to the Form 8-K Current
                                                                   Report filed by D&E on
                                                                   December 2, 1997.
    10.13 Partnership Interest Purchase Agreement among D&E        Filed herewith.
         Wireless, Inc., D&E Communications, Inc., VoiceStream PA
         II, LLC, and VoiceStream PA I, LLC dated as of October
         17, 2001

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
    10.14 Credit Agreement Dated as of November 1, 2001 by and     Filed herewith.
         among D&E Communications, Inc. as borrower and COBANK,
         ACB as Administrative Agent and a Lender and the other
         Lenders referred to therein
    21.  Subsidiaries of the Registrant
    21.1 List of all subsidiaries of D&E Communications, Inc.      Filed herewith.
    23   Consents
    23.1 Consent of PricewaterhouseCoopers LLP, Philadelphia, PA   Filed herewith.
    23.2 Consent of PricewaterhouseCoopers SpA, Rome, Italy        Filed herewith.


---------------

* Indicates a plan or agreement relating to executive compensation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          D&E COMMUNICATIONS, INC.


                                          By:     /s/ THOMAS E. MORELL

                                            ------------------------------------

                                                      Thomas E. Morell


                                              Vice President, Chief Financial
                                                    Officer and Treasurer



Date: April 24, 2002

                         INDEX TO FINANCIAL STATEMENTS


                                                                             PAGE
                                                                             ----
Item 8.        D&E Communications, Inc. and Subsidiaries.
                 Report of Independent Accountants.........................  F-2
                 Consolidated Statements of Operations for the years ended
                 December 31, 1999, 2000 and 2001..........................  F-3
                 Consolidated Balance Sheets as of December 31, 2000 and
                 2001......................................................  F-4
                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 1999, 2000 and 2001..........................  F-5
                 Consolidated Statements of Stockholders' Equity for the
                 years ended December 31, 1999, 2000 and 2001..............  F-6
                 Notes to Consolidated Financial Statements................  F-7
Item 14(a)(2)  Financial Schedule II -- Valuation and Qualifying
                 Accounts..................................................  F-27
Item 14(d)(1)  D&E/Omnipoint Wireless Joint Venture, L.P.
                 Cover Page................................................  F-28
                 Table of Contents.........................................  F-29
                 Report of Independent Accountants.........................  F-30
                 Balance Sheets as of December 31, 2001 and 2000...........  F-31
                 Statements of Operations For the Years Ended December 31,
                 2001, 2000 and 1999.......................................  F-32
                 Statement of Changes in Partners' Capital (Deficit) For
                 the Years Ended December 31, 2001, 2000 and 1999..........  F-33
                 Statements of Cash Flows For the Years Ended December 31,
                 2001, 2000 and 1999.......................................  F-34
                 Notes to Financial Statements.............................  F-35
Item 14(d)(1)  EuroTel L.L.C.
                 Cover Page................................................  F-42
                 Report of Independent Accountants.........................  F-43
                 Consolidated Balance Sheets as of December 31, 2001 and
                 2000......................................................  F-44
                 Consolidated Statements of Operations For the Years Ended
                 December 31, 2001, 2000 and 1999..........................  F-45
                 Consolidated Statements of Members' Equity (Deficit) and
                 Comprehensive Income (Loss) For the Years Ended December
                 31, 2001, 2000 and 1999...................................  F-46
                 Consolidated Statements of Cash Flows For the Years Ended
                 December 31, 2001, 2000 and 1999..........................  F-47
                 Notes to Consolidated Financial Statements................  F-48

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

/s/ PRICEWATERHOUSECOOPERS LLP


Philadelphia, Pennsylvania

March 15, 2002

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999       2000      2001
                                                              -------   --------   -------
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PER-SHARE AMOUNTS)
OPERATING REVENUES
  Communication service revenues............................  $44,094   $ 51,838   $61,904
  Communication products sold...............................   11,668     11,798    12,859
  Other.....................................................    1,285      1,456     1,523
                                                              -------   --------   -------
     Total operating revenues...............................   57,047     65,092    76,286
                                                              -------   --------   -------
OPERATING EXPENSES
  Communication service expenses (exclusive of depreciation
     and amortization below)................................   15,475     20,158    28,146
  Cost of communication products sold.......................    8,445      9,005    10,216
  Depreciation and amortization.............................    9,771     12,129    15,296
  Marketing and customer services...........................    4,850      6,753     8,990
  General and administrative services.......................    9,742     11,913    14,141
                                                              -------   --------   -------
     Total operating expenses...............................   48,283     59,958    76,789
                                                              -------   --------   -------
       Operating income (loss)..............................    8,764      5,134      (503)
OTHER INCOME (EXPENSE)
  Equity in net income (losses) of affiliates...............    5,287     (5,528)       91
  Interest expense..........................................   (1,818)    (1,779)   (2,242)
  Gain (loss) on investments................................    9,093     (3,378)    3,036
  Other, net................................................    1,498      1,725     1,546
                                                              -------   --------   -------
     Total other income (expense)...........................   14,060     (8,960)    2,431
                                                              -------   --------   -------
       Income (loss) from continuing operations before
          income taxes and dividends on utility preferred
          stock.............................................   22,824     (3,826)    1,928
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
  Income taxes..............................................    7,256      1,150    (2,179)
  Dividends on utility preferred stock......................       65         65        65
                                                              -------   --------   -------
     Total income taxes and dividends on utility preferred
       stock................................................    7,321      1,215    (2,114)
                                                              -------   --------   -------
       Income (loss) from continuing operations.............   15,503     (5,041)    4,042
Discontinued operations:
  Loss from operations of discontinued segment to December
     31, 2001, net of income tax benefit of $3,213, $2,766
     and $2,605.............................................   (6,652)    (5,653)   (5,985)
                                                              -------   --------   -------
     Income (loss) before extraordinary item and cumulative
       effect of change in accounting principle.............    8,851    (10,694)   (1,943)
Extraordinary loss, net of income tax benefit of $1,514.....       --         --    (2,109)
Cumulative effect of change in accounting principle, net of
  income tax benefit of $267................................       --       (912)       --
                                                              -------   --------   -------
NET INCOME (LOSS)...........................................  $ 8,851   $(11,606)  $(4,052)
                                                              =======   ========   =======
  Weighted average common shares outstanding (basic and
     diluted)...............................................    7,385      7,371     7,376
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
  Income (loss) from continuing operations..................  $  2.10   $  (0.68)  $  0.55
  Loss from discontinued operations.........................    (0.90)     (0.77)    (0.81)
  Extraordinary items.......................................       --         --     (0.29)
  Cumulative effect of accounting change....................       --      (0.12)       --
                                                              -------   --------   -------
     Net income (loss) per common share.....................  $  1.20   $  (1.57)  $ (0.55)
                                                              =======   ========   =======
  Dividends per common share................................  $  0.39   $   0.45   $  0.50
                                                              =======   ========   =======

                See notes to consolidated financial statements.

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                                 EXCEPT SHARE
                                                                   AMOUNTS)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  3,527   $    615
  Temporary investments, including $8,667 and $0
    restricted..............................................     8,670         --
  Accounts receivable.......................................    12,290     10,105
  Accounts receivable -- affiliated companies...............     5,714      5,938
  Inventories, lower of cost or market, at average cost.....     2,080      1,781
  Prepaid expenses..........................................     2,661      3,817
  Other.....................................................       575        494
                                                              --------   --------
    TOTAL CURRENT ASSETS....................................    35,517     22,750
                                                              --------   --------
INVESTMENTS
  Investments in and advances to affiliated companies.......        --      6,431
  Investments available-for-sale............................     2,518      4,425
                                                              --------   --------
                                                                 2,518     10,856
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT
  In service................................................   147,263    178,274
  Under construction........................................     7,913      5,034
                                                              --------   --------
                                                               155,176    183,308
  Less accumulated depreciation.............................    79,321     88,163
                                                              --------   --------
                                                                75,855     95,145
                                                              --------   --------
OTHER ASSETS
  Goodwill, net of accumulated amortization.................     7,908      5,126
  Deferred income taxes.....................................        --        905
  Other.....................................................     2,423      8,096
                                                              --------   --------
                                                                10,331     14,127
                                                              --------   --------
  TOTAL ASSETS..............................................  $124,221   $142,878
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.............................................  $     --   $  1,757
  Long-term debt maturing within one year...................       917         52
  Accounts payable and accrued liabilities..................    18,975     16,319
  Accrued taxes.............................................       387        352
  Accrued interest and dividends............................       431        333
  Advance billings, customer deposits and other.............     3,672      3,668
                                                              --------   --------
    TOTAL CURRENT LIABILITIES...............................    24,382     22,481
                                                              --------   --------
LONG-TERM DEBT..............................................    20,907     58,124
                                                              --------   --------
OTHER LIABILITIES
  Equity in net losses of affiliates in excess of
    investments and advances................................     2,903         --
  Equity in net losses of discontinued operations in excess
    of investments and advances.............................     8,532     10,388
  Deferred income taxes.....................................     6,696         --
  Other.....................................................     3,993      6,564
                                                              --------   --------
                                                                22,124     16,952
                                                              --------   --------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par
  value $100, cumulative, callable at par at the option of
  the Company, authorized 20,000 shares, outstanding 14,456
  shares....................................................     1,446      1,446
                                                              --------   --------
COMMITMENTS
SHAREHOLDERS' EQUITY
  Common stock, par value $.16, authorized shares
    30,000,000..............................................     1,214      1,219
  Outstanding shares: 7,382,054 at December 31, 2000
    7,362,226 at December 31, 2001
  Additional paid-in capital................................    39,374     39,956
  Accumulated other comprehensive income (loss).............       467     (2,833)
  Retained earnings.........................................    18,366     10,637
  Treasury stock at cost, 221,194 shares at December 31,
    2000 and 276,900 shares at December 31, 2001............    (4,059)    (5,104)
                                                              --------   --------
                                                                55,362     43,875
                                                              --------   --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................  $124,221   $142,878
                                                              ========   ========

                See notes to consolidated financial statements.

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $  8,851   $(11,606)  $ (4,052)
  Add: Loss from discontinued operations....................     6,652      5,653      5,985
      Extraordinary items...................................        --         --      2,109
      Cumulative effect of accounting change................        --        912         --
                                                              --------   --------   --------
  Income (loss) from continuing operations..................    15,503     (5,041)     4,042
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
    Depreciation and amortization...........................     9,771     12,129     15,296
    Deferred income taxes...................................     1,286     (3,821)    (3,112)
    Equity in net (income) losses of affiliates.............    (5,287)     5,528        (91)
    Tax benefits applicable to ESOP.........................         8          3         --
    (Gain) loss on investments..............................    (9,093)     3,378     (3,036)
    Loss on retirement of property, plant and equipment.....        24         12        166
  Changes in operating assets and liabilities net of effects of business acquisitions:
    Accounts receivable.....................................      (348)    (1,939)     2,148
    Inventories.............................................      (274)      (599)       299
    Prepaid expenses........................................     6,806      1,747        357
    Accounts payable and accrued liabilities................     1,738      1,862       (775)
    Accrued taxes and accrued interest......................      (177)        44       (132)
    Advance billings, customer deposits and other...........    (2,200)     1,533         (4)
    Other, net..............................................        19        (76)    (2,388)
                                                              --------   --------   --------
      Net Cash Provided by Operating Activities from
         Continuing Operations..............................    17,776     14,760     12,770
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net of proceeds from sales and
    removal costs...........................................   (13,923)   (16,812)   (34,068)
  Proceeds from sale of temporary investments...............    38,321     54,001     34,671
  Purchase of temporary investments.........................   (35,241)   (50,945)   (26,002)
  Acquisition of businesses, net of cash acquired of $18....        --     (5,955)        --
  Proceeds from sale of investments.........................     2,476      2,073         --
  Investments in and advances to affiliates.................    (5,668)    (3,195)   (10,769)
  Investment returns and repayments from affiliates.........     1,317     15,397        849
                                                              --------   --------   --------
      Net Cash Used in Investing Activities from Continuing
         Operations.........................................   (12,718)    (5,436)   (35,319)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends on common stock.................................    (2,690)    (3,094)    (3,433)
  Proceeds from long term debt financing....................        --         --     58,000
  Payment of debt issuance costs............................        --         --     (2,546)
  Payments on long-term debt................................      (854)    (1,005)   (25,378)
  Payments on notes payable for acquired businesses.........        --         --       (859)
  Net proceeds from revolving lines of credit...............        --         --      1,757
  Proceeds from issuance of common stock....................       303        301        343
  Purchase of treasury stock................................    (2,046)    (1,574)    (1,082)
  Proceeds from sale of treasury stock......................        --         --        102
                                                              --------   --------   --------
      Net Cash Provided By (Used in) Financing Activities
         from Continuing Operations.........................    (5,287)    (5,372)    26,904
                                                              --------   --------   --------
CASH PROVIDED BY CONTINUING OPERATIONS......................      (229)     3,952      4,355
CASH USED IN DISCONTINUED OPERATIONS
  Cash provided by operating activities of discontinued
    operations..............................................       378        795      1,013
  Cash used in investing activities of discontinued
    operations..............................................    (5,667)    (2,894)    (8,280)
      Net Cash Used in Discontinued Operations..............    (5,289)    (2,099)    (7,267)
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (5,518)     1,853     (2,912)
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR.........................................     7,192      1,674      3,527
                                                              --------   --------   --------
  END OF YEAR...............................................  $  1,674   $  3,527   $    615
                                                              ========   ========   ========


                See notes to consolidated financial statements.

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                              1999               2000                2001
                                                        ----------------   -----------------   ----------------
                                                        SHARES   AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT
                                                        ------   -------   ------   --------   ------   -------
                                                                            (IN THOUSANDS)
COMMON STOCK
  Balance at beginning of year........................  7,460    $ 1,190   7,485    $  1,194   7,608    $ 1,214
    Common stock issued for acquisitions..............     --         --      93          15      --         --
    Common stock issued for Employee Stock Purchase,
      Long-Term Incentive and Dividend Reinvestment
      Plans...........................................     25          4      30           5      31          5
                                                        -----    -------   -----    --------   -----    -------
  Balance at end of year..............................  7,485      1,194   7,608       1,214   7,639      1,219
                                                        -----    -------   -----    --------   -----    -------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year........................            36,546              37,026             39,374
  Common stock issued for acquisitions................                --               1,753                 --
  Common stock issued for Employees Stock Purchase,
    Long-Term Incentive and Dividend Reinvestment
    Plans.............................................               480                 595                582
                                                                 -------            --------            -------
  Balance at end of year..............................            37,026              39,374             39,956
                                                                 -------            --------            -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of year........................                --                (539)               467
  Unrealized gain (loss) on investments...............              (539)             (1,269)             1,189
  Reclassification adjustment for (income) loss
    included in net loss..............................                --               2,275             (1,802)
  Equity adjustment for minimum pension liability, net
    of taxes..........................................                --                  --             (2,010)
  Currency translation adjustment from EuroTel........                --                  --               (677)
                                                                 -------            --------            -------
  Balance at end of year..............................              (539)                467             (2,833)
                                                                 -------            --------            -------
UNEARNED ESOP COMPENSATION
  Balance at beginning of year........................              (429)               (153)                --
  Reduction of ESOP trust loan........................               276                 153                 --
                                                                 -------            --------            -------
  Balance at end of year..............................              (153)                 --                 --
                                                                 -------            --------            -------
RETAINED EARNINGS
  Balance at beginning of year........................            27,294              33,281             18,366
  Net income (loss)...................................             8,851             (11,606)            (4,052)
  Tax benefits from dividends paid to ESOP............                 8                   3                 --
  Dividends on common stock: $.39, $.45, $.50 per
    share.............................................            (2,872)             (3,312)            (3,677)
                                                                 -------            --------            -------
  Balance at end of year..............................            33,281              18,366             10,637
                                                                 -------            --------            -------
TREASURY STOCK
  Balance at beginning of year........................    (38)      (439)   (146)     (2,485)   (226)    (4,059)
  Treasury stock acquired.............................   (108)    (2,046)    (80)     (1,574)    (56)    (1,147)
  Treasury stock sold.................................     --         --      --          --       5        102
                                                        -----    -------   -----    --------   -----    -------
  Balance at end of year..............................   (146)    (2,485)   (226)     (4,059)   (277)    (5,104)
                                                        -----    -------   -----    --------   -----    -------
TOTAL SHAREHOLDERS' EQUITY............................  7,339    $68,324   7,382    $ 55,362   7,362    $43,875
                                                        =====    =======   =====    ========   =====    =======
COMPREHENSIVE INCOME (LOSS)
  Net income (loss)...................................           $ 8,851            $(11,606)           $(4,052)
  Unrealized gain/(loss) on investments, net of income
    taxes of ($184), ($581) and $715..................              (539)             (1,269)             1,189
  Reclassification adjustment for (income) loss
    included in net loss, net of income taxes of
    $1,172 and ($1,232)...............................                --               2,275             (1,802)
  Equity adjustment for minimum pension liability, net
    of income taxes of ($1,368).......................                --                  --             (2,010)
  Currency translation adjustment from EuroTel........                --                  --               (677)
                                                                 -------            --------            -------
  Total comprehensive income (loss)...................           $ 8,312            $(10,600)           $(7,352)
                                                                 =======            ========            =======

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

     D&E files its own tariff rates with the PUC for such services as dial tone and calling features. In compliance with state statutes, commonly known as Chapter 30, D&E joined in a petition to the PUC in July 1998 for an alternative form of regulation with a network modernization plan. On July 31, 2001, the PUC approved D&E's Chapter 30 plan and a new ratemaking process which, instead of a rate base/rate of return methodology, adjusts prices using the Gross Domestic Product Price Index with a productivity offset. Upon the adoption of the Chapter 30 plan, D&E was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and, therefore, it removed certain regulatory tax liabilities from its accounts pursuant to SFAS 101, "Regulated
Enterprises -- Accounting for the Discontinuation of Application of FASB No. 71". As a result, the elimination of the regulatory tax liabilities resulted in a one-time cumulative income effect for income taxes of $107 in 2001.

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

3.  CASH FLOW INFORMATION

     Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

                                                              1999     2000     2001
                                                             ------   ------   ------
Interest expense...........................................  $1,815   $1,698   $1,876
Income taxes...............................................   1,441    2,361      994

     D&E recorded non-cash transactions in connection with its investing and financing activities. At December 31, 2001, accounts payable included capital expenditures of $2,517 and advances to PCS ONE of $1,499. During 2001, D&E issued common stock of $244 for dividends reinvested and exchanged $2,800 of accounts receivable from PCS ONE to an investment in PCS ONE. Also during 2001, D&E recognized a non-cash realized gain on investments of $3,036 as a result of the exchange of shares of an available for sale investment.

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

5.  INVESTMENTS AVAILABLE-FOR-SALE

     The following is a summary of the Company's investments in marketable equity securities:

                                                               2000     2001
                                                              ------   ------
At December 31:
Cost basis..................................................  $1,646   $4,679
Unrealized gains (losses)...................................     872     (254)
                                                              ------   ------
Fair value..................................................  $2,518   $4,425
                                                              ======   ======

     In December 2001, D&E exchanged its investment in Illuminet Holdings, Inc. for an investment in VeriSign, Inc. The exchange generated a 2001 gain of $3,036.

6.  DISCONTINUED OPERATIONS

     D&E owns a 50% interest in PCS ONE, a domestic joint venture formed for the purpose of providing PCS wireless communications services and equipment to customers in the Lancaster, Harrisburg, York/ Hanover and Reading Basic Trading Areas. The joint venture was to operate for an initial period of 10 years, with provisions for subsequent renewals.

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

     Losses from discontinued operations prior to December 31, 2001 have been reclassified for one-line presentation in the statements of operations.

     Summarized financial information for discontinued operations is presented as follows:

                                                           1999      2000      2001
                                                         --------   -------   -------
Years ended December 31:
  Revenue..............................................  $  6,480   $ 8,863   $11,541
  Expenses.............................................     6,117     8,238    10,310
                                                         --------   -------   -------
  Operating income.....................................       363       625     1,231
  Equity in net loss of affiliate......................   (10,243)   (9,214)   (9,914)
  Other income.........................................        15       170        93
  Income taxes.........................................    (3,213)   (2,766)   (2,605)
                                                         --------   -------   -------
  Loss from discontinued operations....................  $ (6,652)  $(5,653)  $(5,985)
                                                         ========   =======   =======

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

     Summarized financial information for PCS ONE is presented as follows:

                                                         1999       2000       2001
                                                       --------   --------   --------
Years ended December 31:
  Net sales..........................................  $ 17,081   $ 30,947   $ 43,357
  Net loss...........................................   (20,404)   (18,475)   (19,777)
At December 31:
  Current assets.....................................             $  6,448   $  8,020
  Noncurrent assets..................................               43,917     58,487
  Current liabilities................................               12,798     10,065
  Noncurrent liabilities.............................               61,429     84,214
  Partners' capital (deficit)........................              (23,862)   (27,772)

     A summary of changes for D&E's investments in and advances to PCS ONE is as follows:

                                                          1999      2000       2001
                                                        --------   -------   --------
Investment in PCS ONE:
  Beginning balance (deficit).........................  $  4,535   $(1,699)  $ (9,863)
  Equity in earnings (losses).........................   (10,243)   (9,214)    (9,914)
  Investments.........................................     4,009     1,050      6,500
                                                        --------   -------   --------
  Ending balance (deficit)............................    (1,699)   (9,863)   (13,277)
                                                        --------   -------   --------
Advances to PCS ONE:
  Beginning balance...................................       123       550      1,331
  Advances............................................       427       781      1,558
                                                        --------   -------   --------
  Ending balance......................................       550     1,331      2,889
                                                        --------   -------   --------
Equity in net losses of discontinued operations in
  excess of investments and advances..................  $ (1,149)  $(8,532)  $(10,388)
                                                        ========   =======   ========

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


     As of December 31, 2001, PenneCom was indebted to EuroTel for $10,656 and to the investors in EuroTel for $36,751 (including $14,623 to D&E). As the role of PenneCom as a holding company for European investments has become largely unnecessary due to the decision to make no new investments in Europe, PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness to EuroTel and the founders by transferring PenneCom's entire equity interests in Pilicka to EuroTel and the founders. PenneCom satisfied $3,384 of its indebtedness to EuroTel by transferring 22.56% of the capital stock of Pilicka to EuroTel, satisfied $4,650 of its indebtedness to D&E by transferring 31.00% of the capital stock of Pilicka to D&E, and satisfied $6,966 of its indebtedness to the other EuroTel investors by transferring 46.44% of the capital stock of Pilicka to the other EuroTel investors. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. Subsequent to the transaction, D&E will have a 31.00% direct ownership in Pilicka and an indirect 7.52% ownership in Pilicka, through its continuing one-third interest in EuroTel. D&E will account for both its investment in EuroTel and its investment in Pilicka on the equity method of accounting.


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

     The equity investment in EuroTel is subject to the risks of foreign currency transactions, which are included in the results of PenneCom and Pilicka.

     Summarized financial information for EuroTel is presented as follows:

                                                         1999       2000       2001
                                                        -------   --------   --------
Years ended December 31:
  Net sales...........................................  $ 3,413   $  4,930   $  8,065
  Gain from joint venture.............................    1,524         --         --
  Gain (loss) on foreign currency transactions........     (824)        60        313
  Net income (loss)...................................   13,853    (18,385)       907
At December 31:
  Current assets......................................            $  3,026   $  3,339
  Noncurrent assets...................................              43,832     15,026
  Current liabilities.................................              71,474     41,191
  Noncurrent liabilities..............................               2,123      1,751
  Members' equity (deficit)...........................             (26,739)   (24,577)

     A summary of changes for D&E's investments in and advances to EuroTel is as follows:

                                                          1999       2000      2001
                                                         -------   --------   -------
Investment in EuroTel:
  Beginning balance (deficit)..........................  $ 3,598   $ 10,353   $(7,606)
  Equity in earnings (losses)..........................    5,267     (5,528)       91
  Equity in currency translation adjustments...........       --         --      (677)
  Equity in cumulative effect of accounting change.....       --       (512)       --
  Investments..........................................    1,488        700        --
  Distributions........................................       --    (12,619)       --
                                                         -------   --------   -------
  Ending balance (deficit).............................   10,353     (7,606)   (8,192)
                                                         -------   --------   -------
Advances to EuroTel and affiliates:
  Beginning balance....................................    2,123      4,986     4,703
  Advances.............................................    4,180      2,495    10,769
  Repayments...........................................   (1,317)    (2,778)     (849)
                                                         -------   --------   -------
  Ending balance.......................................    4,986      4,703    14,623
                                                         -------   --------   -------
Investments in and advances to affiliate (Equity in net
  losses in excess of investments and advances)........  $15,339   $ (2,903)  $ 6,431
                                                         =======   ========   =======

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

8.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows at December 31:

                                                                2000       2001
                                                              --------   --------
Land and buildings..........................................  $ 33,513   $ 43,382
Digital switching equipment.................................    48,721     58,873
Outside plant facilities....................................    44,953     48,851
Other equipment.............................................    20,076     27,168
Plant under construction....................................     7,913      5,034
                                                              --------   --------
Total property, plant and equipment.........................   155,176    183,308
  Less accumulated depreciation.............................   (79,321)   (88,163)
                                                              --------   --------
Property, plant and equipment, net..........................  $ 75,855   $ 95,145
                                                              ========   ========

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

     Long-term debt at December 31 consisted of the following:

                                                               2000      2001
                                                              -------   -------
Senior Term Note due 2011...................................  $    --   $50,000
Senior Revolving Credit Facility due 2009...................       --     8,000
6.49% Senior Notes due 2004.................................   10,000        --
7.55% Senior Notes due 2007.................................    3,182        --
9.18% Senior Notes due 2021.................................    8,400        --
Other.......................................................      242       176
                                                              -------   -------
                                                               21,824    58,176
Less current maturities.....................................      917        52
                                                              -------   -------
Total long-term debt........................................  $20,907   $58,124
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

     Based on the borrowing rate currently available to D&E for bank loans, the book value of long-term debt approximates the fair market value.

     Maturities of long-term debt for each year ending December 31, 2002 through 2006, are as follows:

YEAR                                                          AGGREGATE AMOUNT
----                                                          ----------------
2002........................................................       $   52
2003........................................................           56
2004........................................................        2,568
2005........................................................        5,000
2006........................................................        5,000

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are summarized as follows at December 31:

                                                               2000      2001
                                                              -------   -------
Trade payables..............................................  $12,102   $ 9,459
Accrued compensation........................................    2,733     2,151
Accrued pension.............................................    1,520     1,520
Other.......................................................    2,620     3,189
                                                              -------   -------
Total accounts payable and accrued liabilities..............  $18,975   $16,319
                                                              =======   =======

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

12.  PROPOSED D&E -- CONESTOGA ENTERPRISES, INC. MERGER

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

     After the merger, it is possible that the former Conestoga shareholders could, in the aggregate, hold the majority of the voting common stock of the combined company. The identification of D&E as the acquiring entity was made after careful consideration of all facts and circumstances, as follows:



          Governance Arrangements -- Relating to the Board of Directors. The initial board of the combined company will have twelve members, including eleven existing D&E communications' board members and Jean M. Ruhl, who is an existing member of the Conestoga board of directors. Mrs. Sweigart will remain the chairman of the board of the combined company. Removal of Mrs. Sweigart as chairman would require the vote of the majority of the board. Of the 11 D&E Communications' board members, three have terms that expire at D&E's 2002 annual meeting of shareholders (each has been nominated for re-election to another three-year term through 2005), four are serving three-year terms that expire in 2003 and four are serving three-year terms that expire in 2004. Ms. Ruhl, who will be added as a class A director, will have a term expiring in 2005. In general, directors may only be removed by shareholders for cause and upon the vote of (i) 80% of the outstanding voting shares and (ii) a majority of the outstanding voting shares owned by less than 10% shareholders and certain existing shareholders, including the voting trust.



          Governance Arrangements -- Relating to Management. The majority of the senior management positions of the combined company will be held by the individuals currently holding those positions at D&E. Mrs. Sweigart will continue to serve as chairman of the board and president, Mr. Lauman will continue to serve as vice chairman and senior executive vice president, and Mr. Ruhl will continue to serve as chief executive officer. In addition there will be three senior vice presidents that will report to the CEO or vice chairman in the combined company, two of which (the chief financial officer and corporate secretary) will be the current D&E vice presidents in those positions. Mr. Kramer, the current President of Conestoga, will become the third senior vice president of D&E. No other Conestoga managers are expected to be executive officers of D&E. Mrs. Sweigart, Mr. Lauman and Mr. Ruhl's combined powers and responsibilities will include: (i) the supervision and management of the combined company's business and operations, (ii) all matters related to officers and employees, including hiring and termination, (iii) all rights and powers typically exercised by the chief executive officer and president of a corporation, and (iv) the authority to call special meetings of the combined company board.



          Voting Rights in the Combined Company. Mrs. Sweigart and certain other D&E board members will control the largest voting interest of between approximately 16.5% and 21.9% (depending on the D&E stock price before the merger and the elections of Conestoga shareholders) in the combined entity through their direct ownership of voting stock, as well as the voting control that five members of the D&E board, including Mrs. Sweigart, have through a voting trust. Based on current ownership interests, the next largest minority voting interest will only be between approximately 7.5% and 10.0% (depending on the D&E stock price before the merger and the elections of Conestoga shareholders), which, as of March 5, 2002, was held by an independent shareholder of D&E Communications. To D&E's knowledge, there are no other stockholders or organized group of stockholders of Conestoga that are expected to have a voting interest in the combined company that exceeds 4%.



          A supermajority vote of D&E shareholders is required in connection with the removal of directors, business combinations involving interested shareholders, amendment of certain sections of D&E bylaws and amendment of certain sections D&E's articles of incorporation. Except to the extent otherwise provided by law, no other matters require the approval of greater than a simple majority of shareholders.



OTHER FACTORS



     - D&E initiated the business combination when it made an unsolicited offer to acquire Conestoga while it was under agreement to be acquired from NTELOS.

     - Under the terms of the exchange between D&E and Conestoga, D&E is paying a premium over the market value of the Conestoga shares while also paying cash for a portion of the Conestoga shares enabling Conestoga shareholders to possibly cash out.



     - The headquarters of the combined company will be in Ephrata, Pennsylvania, the current headquarters of D&E.



     Notwithstanding that after the merger the former Conestoga shareholders could, in the aggregate, hold the majority of the voting common stock of the combined company, D&E believes that this factor is outweighed by the totality of the other facts and circumstances described above.


     The completion of the merger is subject to a number of conditions, including shareholder approvals and certain regulatory approvals. The companies are targeting completion of the merger in the second quarter of 2002.

13.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                            1999     2000      2001
                                                           ------   -------   -------
Current:
  Federal................................................  $  884   $   485   $    --
  State..................................................     981       944       580
                                                           ------   -------   -------
                                                            1,865     1,429       580
                                                           ------   -------   -------
Deferred:
  Federal................................................   2,069    (2,990)   (5,741)
  State..................................................     109       (55)      377
                                                           ------   -------   -------
                                                            2,178    (3,045)   (5,364)
                                                           ------   -------   -------
Total income taxes.......................................   4,043    (1,616)   (4,784)
Tax benefit of discontinued operations...................   3,213     2,766     2,605
                                                           ------   -------   -------
Income taxes from continuing operations..................  $7,256   $ 1,150   $(2,179)
                                                           ======   =======   =======

     The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

                                                              1999    2000      2001
                                                              ----    -----    ------
Federal statutory rate......................................  34.0%    34.0%     34.0%
Increase (decrease) resulting from:
  State income taxes, net of federal tax benefits...........   2.4    (13.5)     32.4
  Goodwill..................................................    --     (4.5)     19.0
  Benefit of rate differential applied to temporary
     differences............................................  (0.3)     2.0      (0.7)
  Valuation allowance.......................................  (4.2)   (49.8)   (177.4)
  Prior-period tax..........................................  (0.1)     0.8     (10.4)
  Other, net................................................    --      0.9      (9.9)
                                                              ----    -----    ------
Effective income tax rate...................................  31.8%   (30.1)%  (113.0)%
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

     The significant components of the net deferred income tax liability were as follows at December 31:

                                                               2000      2001
                                                              -------   -------
Deferred tax liabilities:
  Depreciation..............................................  $ 4,337   $ 4,169
  Depreciation -- affiliated companies......................    2,722     2,822
  Investments...............................................      407     1,139
                                                              -------   -------
                                                                7,466     8,130
Deferred tax assets:
  Employee benefits.........................................      401     1,240
  Net operating loss carryforwards..........................    2,590    11,481
     Equity in net loss of affiliates.......................    3,662       373
     Other, net.............................................      369       202
                                                              -------   -------
                                                                7,022    13,296
Valuation allowance.........................................   (6,252)   (4,261)
                                                              -------   -------
Net deferred tax assets (liabilities).......................  $(6,696)  $   905
                                                              =======   =======


     D&E maintains a 100% valuation allowance on the deferred tax assets related to the book/tax differences of its international affiliate investments due to the uncertainty of realization. As a result of incurring realized tax losses in 2001 on its international affiliates in excess of book losses recognized in 2001, D&E's deferred tax assets related to book/tax differences of its international affiliates have decreased. As a result, D&E has also correspondingly decreased its valuation allowance on these deferred tax assets. The amount of the deferred tax asset could change if estimates of future taxable income during the carryforward period are revised.


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

                                                              1999   2000   2001
                                                              ----   ----   ----
Assumptions of the Plan:
Discount rates used to determine projected benefit
  obligation as of December 31..............................  8.0%   7.5%   7.3%
Expected long-term rates of return on assets................  9.8%   9.8%   9.8%
Rates of increase in compensation levels....................  4.5%   4.5%   4.5%

     The following schedules reconcile the beginning and ending balances of the pension benefit obligation and related plan assets.

                                                               2000      2001
                                                              -------   -------
Change in Benefit Obligation:
Benefit obligation at beginning of year.....................  $18,678   $23,070
Service cost................................................      754     1,093
Interest cost...............................................    1,591     1,759
Actuarial loss..............................................    3,290     1,946
Benefits paid...............................................   (1,243)   (1,277)
                                                              -------   -------
Benefit obligation at end of year...........................  $23,070   $26,591
                                                              =======   =======

                                                               2000      2001
                                                              -------   -------
Change in Plan Assets:
Fair value of assets at beginning of year...................  $19,646   $19,887
Actual return on plan assets................................      (36)   (1,311)
Employer contributions......................................    1,520     2,260
Benefits paid...............................................   (1,243)   (1,277)
                                                              -------   -------
Fair value of assets at end of year.........................  $19,887   $19,559
                                                              =======   =======

                                                               2000      2001
                                                              -------   -------
Recognition of Funded Status of the Plan:
Funded status at end of year................................  $(3,184)  $(7,032)
Unrecognized net actuarial loss.............................    1,984     6,710
Unrecognized prior service cost.............................      167       138
                                                              -------   -------
Net amount recognized at end of year........................  $(1,033)  $  (184)
                                                              =======   =======

                                                               2000      2001
                                                              -------   -------
Amounts Recognized in the Financial Statements Consist of:
Accrued benefit liability...................................  $(1,033)  $(3,700)
Other asset.................................................       --       138
Accumulated other comprehensive loss........................       --     3,378
                                                              -------   -------
Net amount recognized at end of year........................  $(1,033)  $  (184)
                                                              =======   =======

                                                           1999      2000      2001
                                                          -------   -------   -------
Components of Net Periodic Benefit Cost:
Service cost............................................  $   831   $   754   $ 1,093
Interest cost...........................................    1,362     1,591     1,759
Expected return on assets...............................   (1,284)   (1,528)   (1,745)
Amortization of:
  Prior service cost....................................       55        55        29
  Actuarial loss........................................      414       116       275
                                                          -------   -------   -------
Total net periodic benefit cost.........................  $ 1,378   $   988   $ 1,411
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

     Information related to the ESOP is summarized as follows:

                                                              1999   2000   2001
                                                              ----   ----   ----
Compensation expense........................................  $251   $55     $--
Interest expense............................................    34    12     --
Dividends on unallocated shares.............................   (19)   (8)    --

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

16.  SEGMENT REPORTING


     At the beginning of 2001, D&E changed its internal financial reporting to provide management with financial results for its four business segments. D&E's new segments, excluding wireless services which is now reported as a discontinued segment, are its incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), Internet Services and Systems Integration. For the fourth quarter of 2001, D&E renamed its ILEC segment the "RLEC" segment and its Networking Services segment the "Systems Integration" segment to better define these businesses. The segments are more fully described in Note 1. This change was primarily a response to an increase in the portion of D&E's business operating in non-regulated competitive markets. D&E also changed the measure of profitability for these segments from net income to operating income because its business lines do not follow its corporate structure as closely as the previous segments. All of D&E's 2000 and 1999 segment information has been reclassified to reflect the above changes. For more information on significant noncash items, see Note 3. Intersegment revenues are recorded at the same rates charged to external customers.


     Financial results for D&E's business segments are as follows:

                                                                               CORPORATE,
                                                     INTERNET     SYSTEMS       OTHER &       TOTAL
                                  RLEC      CLEC     SERVICES   INTEGRATION   ELIMINATIONS   COMPANY
                                --------   -------   --------   -----------   ------------   --------
             1999
External customer revenues....  $ 38,308   $ 2,815   $    --      $12,199       $  3,725     $ 57,047
Intersegment revenues.........     1,502        56        --           69         (1,627)          --
Depreciation & amortization...     8,395       189        --          399            788        9,771
Operating income (loss).......    11,024    (1,035)       --          (86)        (1,139)       8,764
Equity in net income (loss) of
  affiliates..................        --        --        --           --          5,287        5,287
Gain (loss) on investments....        --        --        --           --          9,093        9,093
Significant noncash items.....       941        --        --           --          5,206        6,147
Segment assets................    97,470     2,075        --        4,817         11,441      115,803
Investments in and advances to
  affiliated companies........        --        --        --           --         15,339       15,339
Capital expenditures..........    11,748     1,069        --          632            449       13,898
             2000
External customer revenues....  $ 39,374   $ 4,177   $    90      $17,890       $  3,561     $ 65,092
Intersegment revenues.........     2,466        99        --          119         (2,684)          --
Depreciation & amortization...     9,380       478        42        1,587            642       12,129
Operating income (loss).......    10,826    (2,192)   (1,155)      (1,577)          (768)       5,134
Equity in net income (loss) of
  affiliates..................        --        --        --           --         (5,528)      (5,528)
Gain (loss) on investments....        --        --        --           --         (3,378)      (3,378)
Significant noncash items.....     3,580        --        --        3,341             --        6,921
Segment assets................   117,939     5,530       967       19,730        (17,945)     124,221
Equity in losses of affiliates
  in excess of investments and
  advances....................        --        --        --           --         (2,903)      (2,903)
Capital expenditures..........    14,616     3,724       993          914            494       20,741

                                                                               CORPORATE,
                                                     INTERNET     SYSTEMS       OTHER &       TOTAL
                                  RLEC      CLEC     SERVICES   INTEGRATION   ELIMINATIONS   COMPANY
                                --------   -------   --------   -----------   ------------   --------
             2001
External customer revenues....  $ 41,766   $ 6,203   $ 1,922      $23,177       $  3,218     $ 76,286
Intersegment revenues.........     3,892       296        23           96         (4,307)          --
Depreciation & amortization...    11,315       575       259        2,751            396       15,296
Operating income (loss).......     8,522    (2,975)   (2,105)      (3,537)          (408)        (503)
Equity in net income (loss) of
  affiliates..................        --        --        --           --             91           91
Gain (loss) on investments....        --        --        --           --          3,036        3,036
Segment assets................   151,303    12,232     1,775       14,787        (37,219)     142,878
Investments in and advances to
  affiliated companies........        --        --        --           --          6,431        6,431
Capital expenditures..........    21,979     7,805       913        1,849            764       33,310


     The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:



                                                              2001     2000     1999
                                                             ------   ------   ------
Operating income (loss) from reportable segments...........     (95)   5,902    9,903
Corporate, other and eliminations..........................    (408)    (768)  (1,139)
Equity in net income (losses) of affiliates................      91   (5,528)   5,287
Interest expense...........................................  (2,242)  (1,779)  (1,818)
Gain (loss) on investments.................................   3,036   (3,378)   9,093
Other, net.................................................   1,546    1,725    1,498
Income (loss) from continuing operations before income
  taxes and dividends on utility preferred stock...........   1,928   (3,826)  22,824


17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes D&E's quarterly financial data for the years ended December 31, 2000 and December 31, 2001.

                                                          FIRST    SECOND     THIRD    FOURTH
YEAR ENDED DECEMBER 31, 2000                             QUARTER   QUARTER   QUARTER   QUARTER
----------------------------                             -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total operating revenues(1)............................  $14,862   $14,803   $16,800   $18,627
Operating income(1)....................................    1,356     1,638       958     1,182
Loss before extraordinary item and cumulative effect of
  change in accounting principle.......................   (1,324)   (3,770)   (2,406)   (3,194)
Net loss...............................................   (2,236)   (3,770)   (2,406)   (3,194)
Earnings (loss) per common share -- basic and diluted:
  Loss before extraordinary item and cumulative effect
     of change in accounting principle.................  $ (0.18)  $ (0.51)  $ (0.33)  $ (0.43)
  Net loss.............................................    (0.30)    (0.51)    (0.33)    (0.43)

                                                          FIRST    SECOND     THIRD    FOURTH
YEAR ENDED DECEMBER 31, 2001                             QUARTER   QUARTER   QUARTER   QUARTER
----------------------------                             -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total operating revenues(1)............................  $18,155   $18,942   $19,564   $19,625
Operating income (loss)(1).............................       87        21    (1,413)      802
Loss before extraordinary items and cumulative effect
  of change in accounting principle....................   (2,801)      (67)    2,674    (1,749)
Net income (loss)......................................   (2,694)      (67)    2,674    (3,965)
Earnings (loss) per common share -- basic and diluted:
  Loss before extraordinary item and cumulative effect
     of change in accounting principle.................  $ (0.38)  $ (0.01)  $  0.36   $ (0.23)
  Net income (loss)....................................    (0.36)    (0.01)     0.36     (0.54)

---------------

(1) As described in Note 6, in December 2001, D&E began to report the results of operations of the wireless services segment as discontinued operations.

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                            D&E COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS    DEDUCTIONS
                                            BALANCE AT   CHARGED TO   CREDITED TO                BALANCE
                                            BEGINNING     COST AND     COSTS AND    BUSINESSES   AT END
                                             OF YEAR      EXPENSES     EXPENSES      ACQUIRED    OF YEAR
                                            ----------   ----------   -----------   ----------   -------
                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1999............       --          303           283           --          20
  Year ended December 31, 2000............       20          318           267          766         837
  Year ended December 31, 2001............      837          532           592         (230)        547
Valuation Allowance for Deferred Tax
  Assets:
  Year ended December 31, 1999............    4,182           --           967           --       3,215
  Year ended December 31, 2000............    3,215        3,037            --           --       6,252
  Year ended December 31, 2001............    6,252           --         1,991           --       4,261

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

                              FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2001 AND 2000 AND

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                               TABLE OF CONTENTS


                                                              PAGE(S)
                                                              -------
Report of Independent Accountants...........................     F-30
Financial Statements:
  Balance Sheets as of December 31, 2001 and 2000...........     F-31
  Statements of Operations for the years ended December 31,
     2001, 2000 and 1999....................................     F-32
  Statements of Changes in Partners' Capital (Deficit) for
     the years ended December 31, 2001, 2000 and 1999.......     F-33
  Statements of Cash Flows for the years ended December 31,
     2001, 2000, and 1999...................................     F-34
  Notes to Financial Statements.............................  F-35-41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
D&E/Omnipoint Wireless Joint Venture, L.P.

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of D&E/ Omnipoint Wireless Joint Venture, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
March 15, 2002

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,701,244   $  1,585,977
  Accounts receivable, net of reserve for bad debts of
     $343,090 and $330,339 at December 31, 2001 and 2000,
     respectively...........................................     4,398,072      3,532,844
  Inventories...............................................       792,016      1,284,149
  Prepaid expenses..........................................       128,673         44,712
                                                              ------------   ------------
                                                                 8,020,005      6,447,682
                                                              ------------   ------------
Property and equipment:
  In service................................................    69,305,235     52,796,615
  Under construction........................................     1,319,342      3,845,599
                                                              ------------   ------------
                                                                70,624,577     56,642,214
  Less: Accumulated depreciation............................    25,738,995     16,574,501
                                                              ------------   ------------
                                                                44,885,582     40,067,713
                                                              ------------   ------------
Other assets:
  Unamortized debt issuance expense.........................     1,904,747      1,809,717
  FCC Licenses, net.........................................    11,643,201      1,986,683
  Other long-term assets....................................        53,579         53,579
                                                              ------------   ------------
                                                                13,601,527      3,849,979
                                                              ------------   ------------
     Total assets...........................................  $ 66,507,114   $ 50,365,374
                                                              ============   ============
                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Due to Partners...........................................  $  6,469,113   $  9,338,775
  Current portion of long-term debt.........................       800,000             --
  Accounts payable..........................................       371,996      1,011,238
  Accrued interest..........................................       277,596        737,286
  Other accrued liabilities.................................     1,473,023      1,302,816
  Unearned revenue..........................................       636,309        372,173
  Customer deposits.........................................        37,200         36,066
                                                              ------------   ------------
     Total current liabilities..............................    10,065,237     12,798,354
                                                              ------------   ------------
Long-term liabilities:
  Long-term debt............................................    77,700,000     57,500,000
  Due to Partners...........................................     5,157,656      3,929,464
  Fair value of derivative instruments......................     1,356,346             --
                                                              ------------   ------------
     Total long-term liabilities............................    84,214,002     61,429,464
                                                              ------------   ------------
Commitments and contingencies (Note 8)
Partners' capital (deficit):
  Capital contributions.....................................    49,946,164     32,722,038
  Accumulated net loss......................................   (76,361,943)   (56,584,482)
  Accumulated other comprehensive loss......................    (1,356,346)            --
                                                              ------------   ------------
     Total partners' capital (deficit)......................   (27,772,125)   (23,862,444)
                                                              ------------   ------------
     Total liabilities and partners' capital (deficit)......  $ 66,507,114   $ 50,365,374
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Operating revenues:
  Communication service revenues and equipment
     sales.........................................  $ 45,893,777   $ 33,742,296   $ 19,000,310
  Less: Allowances for discounts...................    (2,537,203)    (2,795,711)    (1,919,672)
                                                     ------------   ------------   ------------
     Net operating revenues........................    43,356,574     30,946,585     17,080,638
Operating expenses:
  Cost of communications service revenue and
     equipment sales (excluding depreciation and
     amortization below)...........................    21,501,645     17,757,003     15,060,115
  Depreciation and amortization....................     9,377,156      7,219,788      6,112,395
  Selling, general and administrative services.....    25,689,632     18,340,154     12,955,410
                                                     ------------   ------------   ------------
     Total operating expenses......................    56,568,433     43,316,945     34,127,920
                                                     ------------   ------------   ------------
     Loss from operations..........................   (13,211,859)   (12,370,360)   (17,047,282)
                                                     ------------   ------------   ------------
Other income (expense):
  Interest expense.................................    (6,620,193)    (5,617,896)    (3,364,038)
  Interest income..................................        54,591         53,514          6,992
                                                     ------------   ------------   ------------
     Total other income (expense)..................    (6,565,602)    (5,564,382)    (3,357,046)
                                                     ------------   ------------   ------------
Loss before extraordinary item.....................   (19,777,461)   (17,934,742)   (20,404,328)
Extraordinary loss on early extinguishment of
  debt.............................................            --       (540,284)            --
                                                     ------------   ------------   ------------
     Net loss......................................  $(19,777,461)  $(18,475,026)  $(20,404,328)
                                                     ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Contributed capital:
  Balance at beginning of year.....................  $ 32,722,038   $ 30,922,038   $ 25,201,510
  Capital contributions............................    17,224,126      1,800,000      5,720,528
                                                     ------------   ------------   ------------
     Balance at end of year........................    49,946,164     32,722,038     30,922,038
                                                     ------------   ------------   ------------
Accumulated deficit:
  Balance at beginning of year.....................   (56,584,482)   (38,109,456)   (17,705,128)
  Net loss.........................................   (19,777,461)   (18,475,026)   (20,404,328)
                                                     ------------   ------------   ------------
     Balance at end of year........................   (76,361,943)   (56,584,482)   (38,109,456)
                                                     ------------   ------------   ------------
Accumulated other comprehensive income (loss):
  Balance at beginning of year.....................            --             --             --
  Unrealized loss on derivative instruments........    (1,356,346)            --             --
                                                     ------------   ------------   ------------
     Balance at end of year........................    (1,356,346)            --             --
                                                     ------------   ------------   ------------
     Total partners' capital (deficit).............  $(27,772,125)  $(23,862,444)  $ (7,187,418)
                                                     ============   ============   ============
Comprehensive income (loss):
  Net loss.........................................  $(19,777,461)  $(18,475,026)  $(20,404,328)
  Other comprehensive loss.........................    (1,356,346)            --             --
                                                     ------------   ------------   ------------
     Total comprehensive income (loss).............  $(21,133,807)  $(18,475,026)  $(20,404,328)
                                                     ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net loss.........................................  $(19,777,461)  $(18,475,026)  $(20,404,328)
  Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization.................     9,377,156      7,219,788      6,112,395
     Amortization of debt issuance costs...........       306,911        222,315        121,776
     License use fees..............................       156,304        267,192        442,804
     Bad debt expense..............................     1,487,000      1,060,080        876,692
     Extraordinary loss on early extinguishment of
       debt........................................            --        540,284             --
     Changes in operating assets and liabilities:
       Accounts receivable.........................    (2,352,228)    (3,518,479)    (1,404,045)
       Inventories.................................       492,133       (497,471)      (449,402)
       Prepaid expenses............................       (83,961)      (200,468)       298,964
       Accounts payable............................      (697,615)       596,075     (1,914,287)
       Other accrued liabilities...................      (289,484)       884,017        539,017
       Deferred revenue and customer deposits......       265,270        167,703        154,909
       Other.......................................            --         (7,295)       (26,432)
                                                     ------------   ------------   ------------
          Net cash used in operating activities....   (11,115,974)   (11,741,285)   (15,651,937)
                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment...............   (15,911,387)    (7,846,301)    (1,291,254)
  Payment to VoiceStream for wireless license......    (6,763,843)            --             --
                                                     ------------   ------------   ------------
          Net cash used in investing activities....   (22,675,230)    (7,846,301)    (1,291,254)
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Partners' contributions..........................    13,300,389      1,800,000      5,259,000
  Proceeds from long-term debt.....................    21,000,000     57,500,000      8,557,363
  Repayments of long-term debt.....................            --    (39,989,585)            --
  Debt issuance costs..............................      (401,941)    (1,912,614)      (575,111)
  Due to Partners..................................     1,008,024      3,774,262      2,871,786
                                                     ------------   ------------   ------------
          Net cash provided by financing
            activities.............................    34,906,472     21,172,063     16,113,038
                                                     ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents...     1,115,267      1,584,477       (830,153)
Cash and cash equivalents at beginning of the
  period...........................................     1,585,977          1,500        831,653
                                                     ------------   ------------   ------------
Cash and cash equivalents at the end of the
  period...........................................  $  2,701,244   $  1,585,977   $      1,500
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

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

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

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

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

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

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

LICENSE COSTS

     In accordance with the Partnership Agreement, after obtaining the approval by the Federal Communications Commission, the following transactions occurred:
(i) on December 30, 1998, D&E contributed its PCS broadband licenses for two Basic Trading Areas: the D-Block license in Harrisburg and the E-Block license in York-Hanover, Pennsylvania to the Partnership, (ii) on July 31, 1999, Omnipoint Venture Partner contributed its PCS broadband license for one Basic Trading Area: the E-Block license in Lancaster, Pennsylvania to the Partnership, and (iii) on August 1, 2001, affiliates of VoiceStream Wireless Corporation contributed PCS broadband licenses for three Basic Trading Areas: the C-Block licenses in Harrisburg, York-Hanover and Lancaster, as well as a PCS broadband license for the Basic Trading Area in Reading, Pennsylvania, fifty percent of the C-Block license in Reading. The Partnership paid $6,763,843 to VoiceStream Wireless Corporation in connection with the receipt of the Reading C-Block license.

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

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Cash paid for interest, net of amounts
  capitalized....................................  $6,690,848   $4,891,437   $3,280,210
Non-cash investing and financing activities:
  Fixed assets funded by financing agreement.....          --           --    4,878,202
  Licenses contributed by the Partners...........   3,923,737           --      461,528
  Capital expenditures included in accounts
     payable.....................................      58,373           --      986,159
  Capital expenditures included in due to
     affiliates..................................     484,772    2,424,713           --

5.  INVENTORY

     Inventory consists of the following at December 31, 2001 and 2000:

                                                                2001        2000
                                                              --------   ----------
Handsets....................................................  $721,261   $1,190,169
Accessories.................................................    70,755       93,980
                                                              --------   ----------
                                                              $792,016   $1,284,149
                                                              ========   ==========

6.  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following at December 31, 2001 and 2000:

                                                                2001          2000
                                                             -----------   -----------
Network infrastructure.....................................  $59,164,079   $50,116,754
Machinery, office and computer equipment...................    8,548,957     1,230,724
Improvement to leased properties...........................    1,324,018     1,246,904
Motor vehicles.............................................      268,181       202,233
Plant under construction...................................    1,319,342     3,654,630
Software under development.................................           --       190,969
                                                             -----------   -----------
                                                              70,624,577    56,642,214
Less accumulated depreciation..............................   25,738,995    16,574,501
                                                             -----------   -----------
Fixed assets, net..........................................  $44,885,582   $40,067,713
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

     Maturities of long-term debt for each year ending December 31 are as follows:


2002........................................................   $   800,000
2003........................................................     5,980,000
2004........................................................    14,800,000
2005........................................................    17,200,000
2006........................................................    17,840,000
Thereafter..................................................    21,880,000

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

                   D&E/OMNIPOINT WIRELESS JOINT VENTURE, L.P.

9.  COMMITMENTS AND CONTINGENCIES

     The Partnership has entered into certain noncancelable operating leases for its offices and retail locations. Future minimum rentals under these noncancelable operating leases as of December 31, 2001 are as follows:


2002........................................................  $ 3,462,278
2003........................................................    3,505,161
2004........................................................    3,447,050
2005........................................................    3,272,167
2006........................................................    3,402,242
Thereafter..................................................       57,409
                                                              -----------
Total minimum rentals.......................................  $17,146,307

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

                                          PRICEWATERHOUSECOOPERS SPA
                                          Nicola Di Benedetto
                                          (Partner)

Rome, February 25, 2002

                                 EUROTEL L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,009,137   $    811,097
  Receivables, net of allowance for doubtful accounts of
     $761,494 and $245,607 respectively.....................     1,732,518      2,215,056
  Loan receivable...........................................       596,849             --
                                                              ------------   ------------
     Total current assets...................................     3,338,504      3,026,153
                                                              ------------   ------------
Property, plant and equipment, net..........................    13,278,029     37,848,775
Other long-term assets......................................       185,415             --
Intangible assets, net......................................     1,563,054      5,459,226
Loan receivable.............................................            --        523,425
                                                              ------------   ------------
                                                              $ 18,365,002   $ 46,857,579
                                                              ============   ============
                             LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Due to Founders...........................................  $ 36,750,658   $  8,500,431
  Accounts payable..........................................     3,779,442      5,052,796
  Accrued liabilities.......................................       143,512        795,810
  Deferred revenue..........................................       517,825     10,504,430
  Current portion of long-term debt.........................            --     46,620,447
                                                              ------------   ------------
     Total current liabilities..............................    41,191,437     71,473,914
                                                              ------------   ------------
Deferred revenue............................................       891,625      1,309,141
License obligation..........................................       465,265        451,527
Other liabilities...........................................       394,023        362,417
                                                              ------------   ------------
     Total liabilities......................................    42,942,350     73,596,999
                                                              ------------   ------------
Commitments and contingencies (Note 18)
Members' equity (deficit):
  Members' capital..........................................   (22,543,956)   (23,451,142)
  Cumulative other comprehensive loss.......................    (2,033,392)    (3,288,278)
                                                              ------------   ------------
     Total members' equity (deficit)........................   (24,577,348)   (26,739,420)
                                                              ------------   ------------
                                                              $ 18,365,002   $ 46,857,579
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                                 EUROTEL L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          2001           2000          1999
                                                      ------------   ------------   -----------
Operating revenue:
  Telecommunication revenue.........................  $  7,483,764   $  4,506,642   $ 1,934,149
  Installation and equipment sales..................       581,615        423,597     1,478,445
                                                      ------------   ------------   -----------
     Total operating revenue........................     8,065,379      4,930,239     3,412,594
Operating expenses:
  Wages and benefits................................     3,841,618      4,164,906     3,038,360
  Interconnection charges...........................     1,928,942      1,125,737       553,889
  Depreciation and amortization.....................     4,791,795      3,907,570     2,755,619
  General and administrative........................     5,231,197      4,596,294     3,926,608
  Loss related to assets held for sale..............    31,517,480             --            --
                                                      ------------   ------------   -----------
     Total operating expenses.......................    47,311,032     13,794,507    10,274,476
                                                      ------------   ------------   -----------
     Operating loss.................................   (39,245,653)    (8,864,268)   (6,861,882)
                                                      ------------   ------------   -----------
Other income (expenses):
  Equity in income (loss) of affiliate..............            --             --     1,524,684
  Interest income...................................     6,445,472        236,643       444,632
  Interest expense..................................    (5,512,867)    (4,770,048)   (8,724,828)
  Litigation costs related to sale of subsidiary and
     affiliate......................................    (1,208,688)    (3,403,623)     (951,651)
  Gain on sale of affiliate.........................            --             --    35,410,444
  Gain from arbitration award.......................    40,000,000             --            --
  Foreign exchange gains............................       392,297        685,307       742,989
  Foreign exchange losses...........................       (78,990)      (625,064)   (1,566,602)
  Dutch withholding tax expense.....................            --             --    (2,202,917)
  Fair value gains on embedded derivatives..........       266,456
  Other.............................................       (98,425)       (79,685)     (161,295)
                                                      ------------   ------------   -----------
     Total other income (expenses)..................    40,205,255     (7,956,470)   24,515,456
                                                      ------------   ------------   -----------
     Income (loss) before extraordinary item and
       cumulative effect of change in accounting
       policy.......................................       959,602    (16,820,738)   17,653,574
Extraordinary item -- extinguishment of debt........            --             --    (3,800,368)
Cumulative effect on prior years of a change in
  accounting policy.................................       (52,416)    (1,564,384)           --
                                                      ------------   ------------   -----------
Net income (loss)...................................  $    907,186   $(18,385,122)  $13,853,206
                                                      ============   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 EUROTEL L.L.C.

            CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       CUMULATIVE
                                                          OTHER            TOTAL
                                         MEMBERS'     COMPREHENSIVE       MEMBERS'       COMPREHENSIVE
                                         CAPITAL          LOSS        EQUITY (DEFICIT)   INCOME (LOSS)
                                       ------------   -------------   ----------------   -------------
Balance, December 31, 1998...........  $ 11,222,818    $(6,213,328)     $  5,009,490     $ (9,907,091)
                                                                                         ============
Capital contributions................     3,930,000             --         3,930,000
Net income...........................    13,853,206             --        13,853,206     $ 13,853,206
Foreign currency translation
  adjustment.........................            --     (3,915,964)       (3,915,964)      (3,915,964)
Reclassification adjustment:
  Foreign currency translation
     related to investment in MTT
     sold in 1999....................            --      6,064,251         6,064,251        6,064,251
                                       ------------    -----------      ------------     ------------
Balance, December 31, 1999...........    29,006,024     (4,065,041)       24,940,983     $ 16,001,493
                                                                                         ============
Capital contributions................     2,100,000             --         2,100,000
Shareholder distributions............   (36,172,044)            --       (36,172,044)
Net loss.............................   (18,385,122)            --       (18,385,122)    $(18,385,122)
Foreign currency translation
  adjustment.........................            --        776,763           776,763          776,763
                                       ------------    -----------      ------------     ------------
Balance, December 31, 2000...........  $(23,451,142)   $(3,288,278)     $(26,739,420)    $(17,608,359)
                                                                                         ============
Net income...........................       907,186                          907,186          907,186
Foreign currency translation
  adjustment.........................                    1,254,886         1,254,886        1,254,886
                                       ------------    -----------      ------------     ------------
Balance, December 31, 2001...........  $(22,543,956)   $(2,033,392)     $(24,577,348)    $  2,162,072
                                       ============    ===========      ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                 EUROTEL L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $    907,186   $(18,385,122)  $ 13,853,206
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
    Extraordinary item-extinguishment of debt...............            --             --      3,800,368
    Gain on sale of affiliate...............................            --             --    (35,410,444)
    Depreciation and amortization...........................     4,791,795      3,907,570      2,755,619
    Amortization of deferred financing costs................        47,500         47,500        916,378
    Unrealized foreign exchange (gains)/losses..............      (576,463)       339,899        740,113
    Loss on sale of fixed assets............................       116,174         66,981         87,075
    Equity in income of affiliate...........................            --             --     (1,524,684)
    Increase in deferred revenue............................      (462,718)            --             --
    Gain from arbitration award.............................   (40,000,000)            --             --
    Loss related to assets held for sale....................    31,517,480             --             --
    Other...................................................       149,390             --             --
    Changes in assets and liabilities:
      Receivables...........................................      (131,620)    (1,249,640)       287,706
      Accounts payable......................................     1,083,522     (1,151,303)     1,855,230
      Accounts payable to Founders..........................     1,848,478      2,454,124      1,806,744
      Accrued liabilities...................................      (837,879)       814,894      2,487,586
      Accrued interest......................................     1,905,773       (656,797)    (1,660,374)
      Other assets..........................................        36,621        127,090             --
                                                              ------------   ------------   ------------
         Total adjustments..................................      (511,947)     4,700,318    (23,858,683)
                                                              ------------   ------------   ------------
         Net cash used in operating activities..............       395,239    (13,684,804)   (10,005,477)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Deposit received on sale of Pilicka.......................            --             --     10,000,000
  Proceeds from sale of property, plant and equipment.......        88,921         29,708          7,480
  Proceeds from arbitration award...........................    30,000,000             --             --
  Purchase of property, plant and equipment.................    (8,038,651)   (10,117,734)   (16,400,238)
  Purchase of additional MTT shares.........................            --             --        (50,522)
  Proceeds from sale of MTT, net............................            --             --     43,027,372
  Acquisition of intangible assets..........................       (99,745)      (590,042)      (976,324)
                                                              ------------   ------------   ------------
         Net cash provided by/(used in) investing
           activities.......................................    21,950,525    (10,678,068)    35,607,768
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  Payment of notes payable to Founders......................            --     (3,607,263)            --
  Proceeds from issuance of notes payable to Founders.......    24,495,976             --      3,500,000
  Redemption of convertible bonds...........................            --             --    (23,265,814)
  Distribution to Founders..................................            --    (36,172,044)            --
  Proceeds from short-term borrowings from Founders.........            --      2,100,000             --
  Proceeds from issuance of long-term debt..................     3,100,000     14,225,447     32,300,000
  Payment of long-term debt.................................   (49,720,447)            --             --
  Proceeds from issuance of common stock and member
    contributions...........................................            --             --      3,930,001
                                                              ------------   ------------   ------------
         Net cash (used in)/provided by financing
           activities.......................................   (22,124,471)   (23,453,860)    16,464,187
                                                              ------------   ------------   ------------
Effect of exchange rate changes on cash.....................       (23,253)       101,082       (492,519)
                                                              ------------   ------------   ------------
Net increase in cash and cash equivalents...................       198,040    (47,715,650)    41,573,959
Cash and cash equivalents at beginning of period............       811,097     48,526,747      6,952,788
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $  1,009,137   $    811,097   $ 48,526,747
                                                              ============   ============   ============
Cash paid for interest......................................  $  2,947,142   $  7,902,308   $  9,077,260
                                                              ============   ============   ============
Supplemental disclosure of noncash activity:
  Long-term debt of $95,000 was issued for debt financing
    costs in 1999.
  See Note 3, Note 7 and Note 10 for other noncash activity

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

                                 EUROTEL L.L.C.

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

                                 EUROTEL L.L.C.

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

                                 EUROTEL L.L.C.

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

                                 EUROTEL L.L.C.

share transfer is expected in March 2002. The net assets of Pilicka at December 31, 2001 and 2000 are as follows:

                                                                2001          2000
                                                             -----------   -----------
Cash.......................................................  $   696,334   $   590,778
Receivables and other current assets.......................    1,729,662     1,880,416
Property, plant and equipment..............................   13,265,980    37,825,364
Intangibles................................................    1,563,054     5,411,726
Other non-current assets...................................      185,415            --
Payables and accrued liabilities...........................   (3,064,387)   (4,952,855)
Deferred revenue...........................................   (1,409,450)   (1,813,571)
Cumulative translation adjustment..........................    2,033,392     3,288,278
                                                             -----------   -----------
Total net assets...........................................  $15,000,000    42,230,136
                                                             ===========   ===========

     The Company will retain a 22.56% ownership interest in Pilicka after the share transfer in March 2002 and will account for this investment under the equity method.

     All operating revenue of the Company is attributable to Pilicka. Pilicka's full year results for 2001, 2000 and 1999 are included in the Consolidated Statements of Operations of the Company and are summarized as follows:

                                                  2001           2000          1999
                                              ------------   ------------   -----------
Operating revenue...........................  $  8,065,379   $  4,930,239   $ 3,412,594
Operating expenses..........................   (12,846,871)   (10,639,905)   (7,978,021)
Other income................................       502,108         38,357        67,429
Other expenses..............................       (90,426)       (74,859)     (709,988)
Cumulative effect of change in accounting
  policy....................................       (52,416)    (1,564,384)           --
                                              ------------   ------------   -----------
Net loss....................................  $ (4,422,226)  $ (7,310,552)  $(5,207,986)
                                              ============   ============   ===========

5.  RECEIVABLES:

     Receivables consist of the following at December 31, 2001 and 2000:

                                                                 2001         2000
                                                              ----------   ----------
Trade receivables, net of allowance for doubtful accounts of
  $761,494 and $245,607, respectively.......................  $1,467,193   $1,191,196
VAT receivables.............................................      48,084      499,411
Due from employee...........................................           1        1,001
Other.......................................................     217,240      523,448
                                                              ----------   ----------
                                                              $1,732,518   $2,215,056
                                                              ==========   ==========

     VAT receivables relate to VAT refunds due on the purchase of property, plant and equipment.

                                 EUROTEL L.L.C.

6.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31, 2001 and 2000:

                                                                2001          2000
                                                            ------------   -----------
Land, buildings and leasehold improvements................  $  8,675,551   $ 6,258,562
Telecommunications equipment..............................    36,686,002    29,928,140
Vehicles and other equipment..............................     1,348,363     1,128,075
Construction-in-progress..................................     5,015,222     5,951,787
                                                            ------------   -----------
                                                              51,725,138    43,266,564
  Accumulated depreciation................................   (10,251,728)   (5,417,789)
  Write down for assets held for sale.....................   (28,195,381)           --
                                                            ------------   -----------
                                                            $ 13,278,029   $37,848,775
                                                            ============   ===========

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

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $4,102,723, $3,210,484 and $1,940,646, respectively.

7.  INTANGIBLE ASSETS:

     Intangible assets consist of the following at December 31, 2001 and 2000:

                                                                2001          2000
                                                             -----------   -----------
Licenses...................................................  $ 7,861,335   $ 6,973,229
Deferred financing costs...................................           --        95,000
Software and other.........................................      916,254       783,176
                                                             -----------   -----------
Total intangible assets....................................    8,777,589     7,851,405
Less: Accumulated amortization.............................   (3,892,436)   (2,392,179)
      Write down for assets held for sale..................   (3,322,099)           --
                                                             -----------   -----------
                                                             $ 1,563,054   $ 5,459,226
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

                                 EUROTEL L.L.C.

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

11.  INVESTMENT IN MTT:

     On December 14, 1999, the Company sold its investment in MTT, headquartered in Budapest, Hungary, for cash and recorded a gain of $35,410,444. A summary of MTT's financial information for the year ending December 31, 1999 is as follows:


Net revenue.................................................  $20,422,083
Operating profit............................................    8,948,231
Loss on foreign currency translation........................   (1,922,227)
Net income (loss)...........................................    3,421,611
Company's equity in income (loss) of MTT....................    1,524,684

     The Company's equity in income (loss) is for the period January 1, 1999 through December 14, 1999.

                                 EUROTEL L.L.C.

12.  DUE TO FOUNDERS:

     Due to Founders consist of the following at December 31, 2001 and 2000:

                                                                 2001          2000
                                                              -----------   ----------
Accounts payable to Founders................................  $ 6,113,534   $5,048,791
Accrued interest on accounts payable to Founders............    1,757,182      973,447
Loans payable to Founders...................................   26,650,286    2,154,310
Accrued interest on loans payable to Founders...............    2,229,656      323,883
                                                              -----------   ----------
  Total payable to Founders.................................  $36,750,658   $8,500,431
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

                                 EUROTEL L.L.C.

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

POLAND

     Pilicka incurred tax losses since June 17, 1997 and, therefore, has not paid income taxes in Poland.

     Below is the analysis of deferred tax balances related to taxes in Poland:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2001           2000
                                                             ------------   ------------
TAXABLE DIFFERENCES
Accelerated amortization for license.......................  $    77,808    $   211,887
Future interest charges on license liability...............      524,257        590,043
Unrealized foreign exchange differences....................      133,297        153,933
                                                             -----------    -----------
                                                                 735,362        955,863
DEDUCTIBLE DIFFERENCES
Net operating losses.......................................    3,609,924      4,095,875
Net operating losses carry forwards........................    8,013,043      3,102,662
Provisions.................................................      426,494        244,068
Deferred revenue...........................................    1,409,450      1,813,571
Other accruals.............................................    1,034,475        775,488
                                                             -----------    -----------
                                                              14,493,386     10,031,664
TOTAL TEMPORARY DIFFERENCES, NET...........................   13,758,024      9,075,801
Future enacted tax rates...................................           28%            28%
                                                             -----------    -----------
DEFERRED TAX ASSET.........................................    3,852,247      2,541,224
Valuation allowance........................................   (3,852,247)    (2,541,224)
                                                             -----------    -----------
NET DEFERRED TAX ASSET.....................................  $        --    $        --
                                                             ===========    ===========

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