Form 10-Q
period 2002-03-31
D&E COMMUNICATIONS INC
filed 2002-05-15
CIK 1011737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       or

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
                                      Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at May 7, 2002

Common Stock, par value $0.16 per share         7,373,902  Shares

                    D&E Communications, Inc. and Subsidiaries
                                    Form 10-Q

                                TABLE OF CONTENTS

Item No.                                                                  Page

                        PART I.  FINANCIAL INFORMATION

   1. Financial Statements

            Consolidated Statements of Operations --
                  For the three months ended
                  March 31, 2002 and 2001 ..............................     1

            Consolidated Balance Sheets --
                  March 31, 2002 and December 31, 2001 .................     2

            Consolidated Statements of Cash Flows --
                  For the three months ended
                  March 31, 2002 and 2001 ..............................     3

            Consolidated Statements of Shareholders' Equity --
                  For the three months ended
                  March 31, 2002 and 2001 ..............................     4

            Notes to Consolidated Financial Statements .................     5

   2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    11

   3. Quantitative and Qualitative Disclosures
            about Market Risk ..........................................    32

                         PART II.   OTHER INFORMATION

   1. Legal Proceedings ................................................    33

   6. Exhibits and Reports on Form 8-K .................................    33

      SIGNATURES........................................................    34

Form 10-Q Part I - Financial Information
Item 1  Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
OPERATING REVENUE                                           2002          2001

     Communication service revenues                       $ 15,935      $ 14,729
     Communication products sold                             3,279         3,025
     Other                                                     390           401
                                                          --------      --------

        Total operating revenues                            19,604        18,155
                                                          --------      --------

OPERATING EXPENSES

     Communication service expenses (exclusive of
        depreciation and amortization below)                 7,024         6,369
     Cost of communication products sold                     2,776         2,449
     Depreciation and amortization                           3,884         3,529
     Marketing and customer services                         2,149         2,055
     General and administrative services                     3,539         3,665
                                                          --------      --------

        Total operating expenses                            19,372        18,067
                                                          --------      --------

             Operating Income                                  232            88
                                                          --------      --------

OTHER INCOME (EXPENSE)

     Equity in net income (losses) of affiliates              (475)       (1,288)
     Interest expense                                         (708)         (453)
     Other, net                                                  7           331
                                                          --------      --------

        Total other income (expense)                        (1,176)       (1,410)
                                                          --------      --------

             Loss from continuing operations before
                income taxes and dividends on utility
                preferred stock                               (944)       (1,322)

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

     Income taxes                                             (152)          108
     Dividends on utility preferred stock                       16            16
                                                          --------      --------
        Total income taxes and dividends
           on utility preferred stock                         (136)          124
                                                          --------      --------

             Loss from continuing operations                  (808)       (1,446)

     Discontinued operations:
       Loss from operations of discontinued segment
         prior to measurement date, net of income tax
         benefit of $671                                        --        (1,355)
       Gain on disposal of discontinued segment, net
         of operating losses during phase-out period            --            --
                                                          --------      --------
             Loss before extraordinary item                   (808)       (2,801)

     Extraordinary item, net of income
       tax benefit of $107                                      --           107
                                                          --------      --------

NET LOSS                                                  $   (808)     $ (2,694)
                                                          ========      ========
     Weighted average common shares outstanding              7,366         7,384

BASIC AND DILUTED EARNINGS (LOSS)
     PER COMMON SHARE
     Net loss before extraordinary item                   $ (0.11)      $ (0.20)
     Loss from discontinued operations                        0.00         (0.18
     Extraordinary item                                       0.00          0.02
                                                          --------      --------
         Net income (loss) per common share               $ (0.11)      $ (0.36)
                                                          ========      ========

     Dividends per common share                             $ 0.13        $ 0.13
                                                          ========      ========




                     See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                                                 March 31,    December 31,
                                            ASSETS                                  2002            2001
CURRENT ASSETS
         Cash and cash equivalents                                               $   1,099      $     615
         Accounts receivable                                                        10,854         10,105
         Accounts receivable - PCS ONE                                               4,637          5,938
         Inventories, lower of cost or market, at average cost                       1,853          1,781
         Prepaid expenses                                                            5,713          3,817
         Other                                                                         568            494
                                                                                 ---------      ---------
            TOTAL CURRENT ASSETS                                                    24,724         22,750
                                                                                 ---------      ---------
INVESTMENTS
         Investments in and advances to affiliated companies                         6,059          6,431
         Investments available-for-sale                                              3,340          4,425
                                                                                 ---------      ---------
                                                                                     9,399         10,856
                                                                                 ---------      ---------
PROPERTY, PLANT AND EQUIPMENT
         In service                                                                181,244        178,274
         Under construction                                                          4,144          5,034
                                                                                 ---------      ---------
                                                                                   185,388        183,308
         Less accumulated depreciation                                              90,732         88,163
                                                                                 ---------      ---------
                                                                                    94,656         95,145
                                                                                 ---------      ---------
OTHER ASSETS
         Goodwill                                                                    5,126          5,126
         Deferred income taxes                                                       1,628            905
         Other                                                                       9,070          8,096

                                                                                 ---------      ---------
                                                                                    15,824         14,127
                                                                                 ---------      ---------

        TOTAL ASSETS                                                             $ 144,603      $ 142,878
                                                                                 =========      =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Borrowings under line of credit                                         $   7,319      $   1,757
         Long-term debt maturing within one year                                        52             52
         Accounts payable and accrued liabilities                                   15,031         16,319
         Accrued taxes                                                                 201            352
         Accrued interest and dividends                                                120            333
         Advance billings, customer deposits and other                               5,670          3,668
                                                                                 ---------      ---------
            TOTAL CURRENT LIABILITIES                                               28,393         22,481
                                                                                 ---------      ---------
LONG-TERM DEBT                                                                      58,110         58,124
                                                                                 ---------      ---------
OTHER LIABILITIES
         Equity in net losses of discontinued operations in
             excess of investments and advances                                      8,893         10,388
         Other                                                                       6,114          6,564
                                                                                 ---------      ---------
                                                                                    15,007         16,952
                                                                                 ---------      ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
           par value $100, cumulative, callable at par at the option
           of the Company, authorized 20,000 shares,
           outstanding  14,456 shares                                                1,446          1,446
                                                                                 ---------      ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
         Common stock, par value $0.16, authorized shares 30,000,000                 1,220          1,219
           Outstanding shares:             7,371,417 at March 31, 2002
                                           7,362,226 at December 31, 2001
         Additional paid-in capital                                                 40,109         39,956
         Accumulated other comprehensive income (loss)                              (3,490)        (2,833)
         Retained earnings                                                           8,912         10,637
         Treasury stock at cost, 276,903 shares at March 31, 2002
               276,900 shares at December 31, 2001                                  (5,104)        (5,104)
                                                                                 ---------      ---------
                                                                                    41,647         43,875
                                                                                 ---------      ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 144,603      $ 142,878
                                                                                 =========      =========


                    See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    2002            2001
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES OF
           CONTINUING OPERATIONS                                                  $    421      $  1,849
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures, net of proceeds from sales and removal costs       (5,170)       (9,909)
           Business acquisition costs                                                 (475)           --
           Proceeds from sale of temporary investments                                  --         8,669
           Purchase of temporary investments                                            --        (8,667)
           Increase in investments and advances to affiliates                         (504)       (1,470)
           Decrease in investments and repayments from affiliates                      401            --
                                                                                  --------      --------

             Net Cash Used In Investing Activities from Continuing Operations       (5,748)      (11,377)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
           Dividends on common stock                                                  (860)         (859)
           Payments on long-term debt                                                  (14)          (21)
           Net proceeds from (payments on) revolving lines of credit                 5,562         8,231
           Proceeds from issuance of common stock                                       98            88
                                                                                  --------      --------

             Net Cash Provided By Financing Activities from
                 Continuing Operations                                               4,786         7,439
                                                                                  --------      --------

CASH USED IN CONTINUING OPERATIONS                                                    (541)       (2,089)

CASH USED IN (PROVIDED BY) DISCONTINUED OPERATIONS
           Cash Provided by Operating Activities of Discontinued Operations             --           241
           Cash Provided by (Used in) Investing Activities of
             Discontinued Operations                                                 1,025        (1,072)
                                                                                  --------      --------

             Net Cash Provided By (Used In) Discontinued Operations                  1,025          (831)
                                                                                  --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       484        (2,920)

CASH AND CASH EQUIVALENTS
      BEGINNING OF PERIOD                                                              615         3,527
                                                                                  --------      --------

      END OF PERIOD                                                               $  1,099      $    607
                                                                                  ========      ========






                     See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

               For the three months ended March 31, 2002 and 2001

                                 (In thousands)
                                   (Unaudited)

                                                                       2002                          2001
                                                                -----------------------      ----------------------
                                                                 Shares         Amount        Shares        Amount
                                                                --------       --------      --------      --------
COMMON STOCK
      Balance at beginning of year                                  7,639      $  1,219         7,608      $  1,214

      Common stock issued for Employee Stock Purchase, Long-
         Term Incentive and Dividend Reinvestment Plans                 9             1             8             1

                                                                 --------      --------      --------      --------
      Balance at March 31                                           7,648         1,220         7,616         1,215
                                                                 --------      --------      --------      --------

ADDITIONAL PAID-IN CAPITAL
      Balance at beginning of year                                               39,956                      39,374

      Common stock issued for Employee Stock Purchase, Long-
         Term Incentive and Dividend Reinvestment Plans                             153                        148

                                                                               --------                    --------
      Balance at March 31                                                        40,109                      39,522
                                                                               --------                    --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
      Balance at beginning of year                                               (2,833)                       467

      Unrealized gain (loss) on investments                                        (657)                       464

                                                                               --------                   --------
      Balance at March 31                                                        (3,490)                       931
                                                                               --------                   --------

RETAINED EARNINGS
      Balance at beginning of year                                               10,637                     18,366

      Net loss                                                                     (808)                    (2,694)
      Dividends on common stock: $.13, $.13 per share                              (917)                      (920)

                                                                               --------                   --------
      Balance at March 31                                                         8,912                     14,752
                                                                               --------                   --------

TREASURY STOCK
      Balance at beginning of year                                  (277)       (5,104)         (226)       (4,059)

      Treasury stock acquired                                         --            --            --            --

                                                                --------      --------      --------      --------
      Balance at March 31                                           (277)       (5,104)         (226)       (4,059)
                                                                --------      --------      --------      --------

TOTAL SHAREHOLDERS' EQUITY                                          7,371      $ 41,647         7,390      $ 52,361
                                                                 ========      ========      ========      ========

COMPREHENSIVE INCOME (LOSS)
      Net loss                                                                    $(808)                    $(2,694)
      Unrealized gain (loss) on investments, net of income
           taxes of ($428) and $219                                                (657)                        464

                                                                               --------                    --------
      Total comprehensive income (loss)                                         $(1,465)                    $(2,230)
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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(1)   BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E.

          The accompanying financial statements are unaudited and we have prepared them pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly our results of operations, financial position and cash flows for the periods presented. Certain items in the financial statements for the three months ended March 31, 2001 have been reclassified for comparative purposes to conform to the current period's presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E's financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.


(2)   DISCONTINUED OPERATIONS

         On April 1, 2002, we sold our fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) to VoiceStream Wireless Corporation for $117,000 less working capital and long-term debt adjustments. We received approximately $74,000 in cash, which remains subject to post closing adjustments as set forth in the sale agreement that we expect to be finalized in the second quarter of 2002. We estimate that we will have to pay approximately $33,400 in taxes, which we expect to pay in the third quarter of 2002, and $1,800 for selling costs the majority of which have been paid. In addition to the cash consideration, we received equipment from VoiceStream with a fair value of approximately $3,000. The proceeds from the sale of PCS ONE will be used to help finance our pending acquisition of Conestoga Enterprises, Inc. (see Note 5). The carrying value of our investments and advances to PCS ONE is a liability of $8,893 at March 31, 2002. We estimate that the gain on sale to be recognized will be approximately $54,347, net of estimated taxes of $30,746 (including deferred taxes of $2,654). In addition, we will collect, in full, the March 31, 2002 balance of our receivable from PCS ONE, the majority of which was collected at closing.

         The investment in PCS ONE and the related contract services provided to PCS ONE, which also will be discontinued subsequent to the sale, previously constituted a separate segment of our business. As

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)





     such, the assets and liabilities and results of operations of the wireless services segment were reported as discontinued operations in accordance with APB Opinion No. 30 with a measurement date of December 31, 2001. In accordance with EITF 85-36, beginning January 1, 2002, through April 1, 2002 (the phase-out period), we deferred losses from the wireless business because it was reasonably assured that the ultimate disposition of this business would result in the recognition of a gain. These losses will be deferred until the gain on sale is recognized, which will be in the second quarter of 2002. Summarized financial information for the discontinued operations of our wireless business is as follows:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                         2002         2001
                                                         ----         ----
Revenue                                                $ 2,782      $ 2,687
Expenses                                                 2,445        2,451
                                                       -------      -------
   Operating income                                        337          236
Equity in net loss of PCS ONE                           (1,605)      (2,267)
Other income (expense)                                      --            5
                                                       -------      -------

   Loss from discontinued operations before taxes       (1,268)      (2,026)
Losses during phase-out period deferred
   against gain on disposal                              1,268           --
                                                       -------      -------
   Net losses from discontinued operations
      before taxes                                          --       (2,026)
Income taxes                                                --          671
                                                       -------      -------

   Loss from discontinued operations, net of taxes     $    --      ($1,355)
                                                       -------      -------

      The summarized results of operations of PCS ONE were as follows:

                     Three months ended March 31,
                      ----------------------------
                         2002          2001
                        ----           ----
Net sales             $ 12,312      $  7,702
Net loss              $(3,211)      $(4,779)
Our share of loss     $(1,605)      $(2,389)


(3)   INVESTMENTS IN AFFILIATED COMPANIES

         As of December 31, 2001, we owned a one-third investment in EuroTel L.L.C. (EuroTel), a domestic corporate joint venture that held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company that held a 100% investment in Pilicka Telefonia, Sp.zo.o (Pilicka), a telecommunications company located in Poland.

         As of December 31, 2001, PenneCom was indebted to EuroTel for $10,656 and to the investors in EuroTel for $36,751 (including $14,623 to D&E). PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness by transferring PenneCom's entire equity interests in Pilicka to EuroTel and the EuroTel investors, including D&E.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)




      PenneCom satisfied $3,384 of its indebtedness to EuroTel by transferring 22.56% of the capital stock of Pilicka to EuroTel, satisfied $4,650 of its indebtedness to D&E by transferring 31.00% of the capital stock of Pilicka to D&E, and satisfied $6,966 of indebtedness to the other EuroTel investors by transferring 46.44% of the capital stock of Pilicka to the other EuroTel investors. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. These transactions were effective as of January 1, 2002. As a result of these transactions, D&E now has a 31.00% direct ownership in Pilicka and a 7.52% indirect ownership in Pilicka, through its continuing one-third interest in EuroTel. D&E accounts for both its investment in EuroTel and its investment in Pilicka using the equity method of accounting.


      The summarized results of operations of EuroTel were as follows:

                    Three months ended March 31,
                        2002         2001
Net sales             $ 2,308      $ 1,708
Net loss              $  (692)     $(2,637)
Our share of loss     $  (231)     $  (879)


      The summarized results of operations of Pilicka were as follows:

             Three months ended March 31,
                        2002
Net sales             $ 2,308
Net loss              $  (788)
Our share of loss     $  (244)



(4)   ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. As an indefinite lived asset, goodwill is still subject to at least an annual assessment for impairment. We have completed our transitional intangible impairment test, and based upon a discounted future cash flows model, the goodwill has been deemed to not be impaired.

         The elimination of goodwill amortization would have reduced net loss by approximately $246 for the three months ended March 31, 2001, or $0.03 per basic and diluted share. Pro forma

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)




     net loss and loss per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                                        Three months ended March 31,
      (Dollars in thousands, except
            per share amounts)               2002         2001
                                             ----         ----

Reported net loss                          $   (808)    $ (2,694)
Add: Goodwill amortization                       --          246
                                          ---------    ---------
Adjusted net loss                          $   (808)    $ (2,448)
                                          ---------    ---------

Basic and diluted earnings per share:
Reported net loss                          $  (0.11)    $  (0.36)
Add: Goodwill amortization                       --         0.03
                                          ---------    ---------
Adjusted net loss                          $  (0.11)    $  (0.33)
                                          ---------    ---------


         During the first quarter 2002, we also adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets.

         Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS
      143) was recently issued to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact this statement will have on our financial position and results of operations.



(5)   COMMITMENTS AND CONTINGENCIES

         As previously reported, on November 21, 2001, we entered into an agreement and plan of merger, which became effective on December 3, 2001 and was subsequently amended on January 9, 2002, to acquire Conestoga Enterprises, Inc., a neighboring rural local telephone company providing integrated communications services throughout the eastern half of Pennsylvania. Total merger consideration is estimated to be approximately $272,000, which includes the payment of up to approximately $150,000 in cash and the issuance of shares of our common stock. In addition, we will assume Conestoga's existing indebtedness, which totaled approximately $80,300 at March 31, 2002. Completion of the merger is subject to approval by both D&E's and Conestoga's shareholders and other customary closing conditions. All regulatory approvals for the merger have been received, including the Federal Communications Commission's consent to the merger, which has become final and non-appealable. Assuming we obtain the approvals of D&E's and

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


     Conestoga's shareholders at their respective shareholders meetings scheduled for May 23, 2002, we expect to complete the acquisition promptly thereafter.

          We have obtained a commitment from a bank to provide a new 8-1/2-year variable rate senior secured term loan for $125,000 and a $25,000 increase to our existing credit facility to fund a portion of the cash consideration of the Conestoga acquisition. While we have the bank financing commitment, we are also exploring a $175,000 private placement of senior notes that would be issued in lieu of the new bank financing and used, together with the net cash proceeds from the recent sale of our interest in PCS ONE, to pay the cash consideration of the acquisition, as well as to repay certain existing indebtedness and pay related fees and expenses. The notes will be sold, if at all, pursuant to an exemption from registration under the Securities Act of 1933, as amended.



(6)   BUSINESS SEGMENT DATA

         Our segments, excluding the Wireless Services segment, which is now reported as a discontinued segment, are RLEC, CLEC, Internet Services and Systems Integration. In the first quarter of 2002 we renamed our ILEC segment our "RLEC" segment and our Networking Services segment our "Systems Integration" segment to better define these businesses. The measure of profitability for our segments is operating income.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)



Financial results for D&E's business segments are as follows:

                          External Revenues     Intersegment Revenues     Operating Income (Loss)
                          Three months ended      Three months ended      Three months ended
                               March 31,               March 31,                March 31,
 Segment                  2002        2001        2002          2001        2002         2001
RLEC                    $10,646     $10,131     $   846      $   990      $ 2,301      $ 2,241
CLEC                      1,686       1,412         107           38         (865)        (690)
Internet Services           837         251           6            7         (307)        (654)
Systems Integration       5,490       5,699           7           24         (697)        (752)
Corporate, Other
   and Eliminations         945         662        (966)      (1,059)        (200)         (57)
                        -------     -------     -------      -------      -------      -------
Total                   $19,604     $18,155     $    --      $    --      $   232      $    88
                        =======     =======     =======      =======      =======      =======



                              Segment Assets
                          March          December
  Segment                31, 2002        31, 2001
RLEC                    $ 155,189      $ 151,303
CLEC                       13,224         12,232
Internet Services           1,883          1,775
Systems Integration        14,479         14,787
Corporate, Other
   and Eliminations       (40,172)       (37,219)
                        ---------      ---------
Total                   $ 144,603      $ 142,878
                        =========      =========

          The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:


                                                        Three months ended
                                                             March 31,
                                                        2002         2001
Operating income from reportable segments             $   432      $   145
Corporate, other and eliminations                        (200)         (57)
Equity in net losses of affiliates                       (475)      (1,288)
Interest expense                                         (708)        (453)
Other, net                                                  7          331
                                                      -------      -------
Loss from continuing operations before income
   taxes and dividends on utility preferred stock     $  (944)     $(1,322)
                                                      =======      =======

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

         The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this quarterly report of Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2001 as filed on Form 10-K/A with the SEC on April 24, 2002. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months ended March 31, 2001 have been reclassified for comparative purposes.


      OVERVIEW

         We are a leading rural local telephone company providing integrated communications services to residential and business customers in markets throughout south central Pennsylvania. We operate an incumbent rural local telephone company, or RLEC, in parts of Berks, Lancaster and Lebanon counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster and Harrisburg, Pennsylvania metropolitan areas, which we refer to as our edge-out markets. We offer our customers a comprehensive package of communications services including local and long distance telephone, high speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions.

         Our segments, excluding the wireless services segment, which, as discussed below, is now reported as a discontinued segment, are RLEC, CLEC, Internet Services and Systems Integration. In the first quarter of 2002 we renamed our ILEC segment our "RLEC" segment and our Networking Services segment our "Systems Integration" segment to better define these businesses. The measure of profitability for our segments is operating income.

         Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists primarily of charges paid by long distance companies for access to our network in connection with the completion of long distance telephone calls and payments from end-users. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and PhoneGuard(TM), a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

         Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists primarily of charges paid by long distance companies and other non-CLEC customers for access to our network in connection with the completion of long distance telephone and local calls and the delivery of other services. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and PhoneGuard(TM). Long distance revenue consists of charges for both national and regional long distance service provided on a resale basis.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

         Our Internet Services revenue is derived from dial-up and high speed Internet access services, in addition to web hosting services. We market these services primarily in our RLEC and CLEC service areas.

         Our Systems Integration revenue is derived from sales of services that support the design, implementation and maintenance of local and wide area networks and telecommunications systems. In addition, we sell data and voice communications equipment and provide custom computer programming service. We market these products and services primarily in our RLEC and CLEC service areas.

         Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL service. Our Systems Integration business incurs expenses primarily related to equipment and materials used in the course of the installation and provision of service.

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

         As of December 31, 2001, we owned a one-third investment in EuroTel L.L.C. (EuroTel), a domestic corporate joint venture. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company that held a 100% investment in Pilicka Telefonia, Sp.zo.o (Pilicka), a telecommunications company located in Poland.

         As of December 31, 2001, PenneCom was indebted to EuroTel and the investors in EuroTel, including D&E. PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness to EuroTel and the founders by transferring PenneCom's entire equity interests in Pilicka to EuroTel and the founders. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. As a result of these transactions, we now have a 31.00% direct ownership in Pilicka and a 7.52% indirect ownership in Pilicka, through our continuing one-third interest in EuroTel. We account for both our investment in EuroTel and Pilicka using the equity method of accounting. We currently are exploring strategic alternatives with regard to this investment.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

         On April 1, 2002, we sold our fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) to VoiceStream Wireless Corporation for $117,000 less working capital and long-term debt adjustments. We received approximately $74,000 in cash, which remains subject to post closing adjustments as set forth in the sale agreement that we expect to be finalized in the second quarter of 2002. We estimate that we will have to pay approximately $33,400 in taxes, which we expect to pay in the third quarter of 2002, and $1,800 for selling costs the majority of which have been paid. In addition to the cash consideration, we received equipment from VoiceStream with a fair value of approximately $3,000. The proceeds from the sale of PCS ONE will be used to help finance our pending acquisition of Conestoga Enterprises, Inc. The carrying value of our investments and advances to PCS ONE is a liability of $8,893 at March 31, 2002. We estimate that the gain on sale to be recognized will be approximately $54,347, net of estimated taxes of $30,746 (including deferred taxes of $2,654). In addition, we will collect, in full, the March 31, 2002 balance of our receivable from PCS ONE, the majority of which was collected at closing.

         As previously reported, on November 21, 2001, we entered into an agreement and plan of merger, which became effective on December 3, 2001 and was subsequently amended on January 9, 2002, to acquire Conestoga Enterprises, Inc., a neighboring rural local telephone company providing integrated communications services throughout the eastern half of Pennsylvania. Total merger consideration is estimated to be approximately $272,000, which includes the payment of up to approximately $150,000 in cash and the issuance of shares of our common stock. In addition, we will assume Conestoga's existing indebtedness, which totaled $81,339 at December 31, 2001. Completion of the merger is subject to approval by both D&E's and Conestoga's shareholders and other customary closing conditions. All regulatory approvals for the merger have been received, including the Federal Communications Commission's consent to the merger, which has become final and non-appealable. Assuming we obtain the approvals of D&E's and Conestoga's shareholders at their respective shareholders meetings scheduled for May 23, 2002, we expect to complete the acquisition promptly thereafter.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)



RESULTS OF OPERATIONS

      The following table is a summary of our operating results by segment for the three months ended March 31, 2002 and 2001:

                                                                                          CORPORATE,
                                                               INTERNET      SYSTEMS      OTHER AND          TOTAL
                                      RLEC           CLEC      SERVICES    INTEGRATION    ELIMINATIONS      COMPANY

    MARCH 31, 2002
Revenues - External                 $ 10,646      $  1,686      $    837      $  5,490          $945      $ 19,604
Revenues - Intercompany                  846           107             6             7          (966)           --
                                    --------      --------      --------      --------      --------      --------
Total Revenues                        11,492         1,793           843         5,497           (21)       19,604
                                    --------      --------      --------      --------      --------      --------
Depreciation and Amortization          3,117           245            98           314           110         3,884
Other Operating Expenses               6,074         2,413         1,052         5,880            69        15,488
                                    --------      --------      --------      --------      --------      --------
Total Operating Expenses               9,191         2,658         1,150         6,194           179        19,372
                                    --------      --------      --------      --------      --------      --------
Operating Income (Loss)                2,301          (865)         (307)         (697)         (200)          232
                                    --------      --------      --------      --------      --------      --------
Adjusted EBITDA (1)                    5,418          (620)         (209)         (383)          (90)        4,116
                                    --------      --------      --------      --------      --------      --------

Net cash provided by
   continuing                                                                                                  421
operating activities

Net cash provided by /
used in continuing
investing activities                                                                                        (5,748)

Net cash provided by /
used in financing
activities                                                                                                   4,786


    MARCH 31, 2001
Revenues - External                 $ 10,131      $  1,412      $    251      $  5,699         $ 662      $ 18,155
Revenues - Intercompany                  990            38             7            24        (1,059)           --
                                    --------      --------      --------      --------      --------      --------
Total Revenues                        11,121         1,450           258         5,723          (397)       18,155
                                    --------      --------      --------      --------      --------      --------
Depreciation and Amortization          2,635            98            45           647           104         3,529
Other Operating Expense                6,245         2,042           867         5,828          (444)       14,538
                                    --------      --------      --------      --------      --------      --------
Total Operating Expenses               8,880         2,140           912         6,475          (340)       18,067
                                    --------      --------      --------      --------      --------      --------
Operating Income (Loss)                2,241          (690)         (654)         (752)          (57)           88
                                    --------      --------      --------      --------      --------      --------
Adjusted EBITDA (1)                    4,876          (592)         (609)         (105)           47         3,617
                                    --------      --------      --------      --------      --------      --------

Net cash provided by
   continuing                                                                                                1,849
operating activities

Net cash provided by /
used in continuing
investing activities                                                                                       (11,377)

Net cash provided by /
used in financing
activities                                                                                                   7,439


(1) We compute Adjusted EBITDA by adding depreciation and amortization expense to operating

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)



income. Adjusted EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as a substitute for cash flow from operating activities as a measure of liquidity or a substitute for net income as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.


CONSOLIDATED OPERATIONS

         Three months ended March 31, 2002 compared to the three months ended March 31, 2001

         Consolidated operating revenues from continuing operations increased 8.0% to $19,604 for the first quarter of 2002 from $18,155 in the same period of 2001. The revenue increase was primarily due to an increase in the number of customers in our Internet Services and CLEC segments and increases in local telephone service revenues in our RLEC segment. A decrease in our Systems Integration segment revenues partially offset the increase due to the discontinuation of an agreement with a vendor to sell its software and from reductions in customer spending for communications related infrastructure that we believe is a result of a slowing economy.

         Consolidated operating income from continuing operations increased $144 to $232 for the first quarter of 2002 from $88 in the same period of 2001. Operating income as a percentage of revenue increased to 1.2% in the first quarter of 2002 compared to 0.5% in the same period of 2001. The improvement was partially attributable to the discontinuance of goodwill amortization in Systems Integration during the quarter ended March 31, 2002 due to the adoption of SFAS 142 (see Note 4 to our financial statements), and reduced Internet Services advertising and marketing expense, offset by continued CLEC operating expense growth as we commenced operations in our Harrisburg, Pennsylvania market.

         Other income and expense was a net expense of $1,176 in the first quarter of 2002 compared to a net expense of $1,410 in the same period of 2001. Our equity in the losses of our European affiliates decreased to $475 in the first quarter of 2002 from $1,288 in the same period of 2001 partially as a result of legal expenses included in 2001 related to arbitration proceedings that were subsequently settled in our favor. Interest expense increased by $254 and interest income decreased by $316 in the first quarter of 2002 compared to the same period of 2001, both as a result of increased borrowings and uses of existing cash and cash equivalents for capital expenditures and business acquisition costs incurred during the period from April 1, 2001 to March 31, 2002.

         Income taxes were a benefit of $152 in the first quarter of 2002 compared to an expense of $108 in the same period of 2001. Discontinued operations resulted in a loss of $1,355 after tax in the first quarter of 2001 with the loss of $1,605 in the first quarter of 2002 being deferred in

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)



     accordance with EITF 85-36 (see Note 2 to the financial statements). Our net loss was $808, or $0.11 in the first quarter of 2002 compared to a net loss of $2,694, or $0.36 in the first quarter of 2001.


RLEC SEGMENT RESULTS
                                    THREE MONTHS ENDED MARCH 31,
                                    2002       2001      % CHANGE
                                  -------     -------     -------
Revenues:
    Local Telephone Service       $ 3,537     $ 3,104     13.9%
    Network Access                  5,709       5,885     (3.0%)
    Other                           2,246       2,132      5.3%
                                  -------     -------
Total Revenues                     11,492      11,121      3.3%
                                  -------     -------


Depreciation and Amortization       3,117       2,635     18.3%
Other Operating Expenses            6,074       6,245     (2.7%)
                                  -------     -------
Total Operating Expenses            9,191       8,880      3.5%
                                  -------     -------

Operating Income                    2,301       2,241      2.7%
                                  -------     -------

Access Lines at March 31           62,104      61,567      0.9%
                                  -------     -------


         RLEC segment revenues increased 3.3% to $11,492 in 2002 from $11,121 in 2001. The increase was primarily attributable to a rate increase in local telephone service in December 2001. We experienced a decrease of 3.0% in network access revenues as a result of lower call volumes and a decrease in certain rate elements reimbursed from other carriers. Other revenue increases were largely attributable to an increase in directory advertising related to publication of a larger directory and receipt of final settlement of the previous year's directory revenue.

         RLEC operating expenses increased 3.5% to $9,191 in the first quarter of 2002 from $8,880 in the same period of the prior year. Depreciation expense increased $482 as a result of capital additions in the prior year, primarily from a new building placed into service and general purpose computer additions. Other expense decreases were primarily related to a decrease in long-term incentive plan costs.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)



CLEC SEGMENT RESULTS

                                         THREE MONTHS ENDED MARCH 31,
                                         2002        2001       % CHANGE
                                       --------     -------      ------
Revenues:
    Local Telephone Service            $   560      $   285       96.5%
    Network Access                         384          344       11.6%
    Long Distance                          775          779       (0.5%)
    Other                                   74           42       76.2%
                                       -------      -------
Total Revenues                           1,793        1,450       23.7%
                                       -------      -------


Depreciation and Amortization              245           98      150.0%
Other Operating Expenses                 2,413        2,042       18.2%
                                       -------        -----
Total Operating Expenses                 2,658        2,140       24.2%
                                       -------        -----

Operating Loss                            (865)        (690)     (25.4%)
                                       -------        -----

Access Lines at March 31                 8,420        4,872       72.8%


         CLEC segment revenues increased 23.7% to $1,793 in the first quarter of 2002 from $1,450 in the same period of 2001. The increase was from the addition of access lines for new customers that increased local telephone service revenues and an increase in network access revenues.

         Operating expenses for the CLEC segment increased 24.2% to $2,658 in the first quarter of 2002 from $2,140 in the same period of 2001. The primary increases related to additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market.

INTERNET SERVICES SEGMENT RESULTS

                                           THREE MONTHS ENDED MARCH 31,
                                         2002         2001       % CHANGE
                                       --------     ---------     -------
Revenues                               $    843      $    258      226.7%


Depreciation and Amortization                98            45      117.8%
Other Operating Expenses                  1,052           867       21.3%
                                       --------      --------
Total Operating Expenses                  1,150           912       26.1%
                                       --------      --------

Operating Loss                             (307)         (654)      53.1%
                                       --------      --------

Customers at March 31
    DSL                                   2,482         1,118      122.0%
    Dial-up Access                       11,533         4,357      164.7%
    Web-hosting Services                    515           204      152.5%

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)



         Internet Services segment revenues increased $585 to $843 in the first quarter of 2002 from $258 in the same period of 2001. Dial up services for single user residential and business customers, as well as DSL customers and web hosting subscribers increased over 100% in the first quarter of 2002 from 2001.

         Operating expenses for the Internet Services segment increased 26.1% to $1,150 in the first quarter of 2002 from $912 in the same period of 2001. Direct costs of operations increased $183 relating to providing service to the larger customer base.

SYSTEMS INTEGRATION SEGMENT RESULTS

                                        THREE MONTHS ENDED MARCH 31,
                                        2002          2001     % CHANGE
                                       -------      -------    --------
Revenues                               $ 5,497      $ 5,723      (3.9%)


Depreciation and Amortization              314          647      (51.5%)
Other Operating Expenses                 5,880        5,828       0.9%
                                       -------       ------
Total Operating Expenses                 6,194        6,475      (4.3%)
                                       -------       ------

Operating Loss                            (697)        (752)      7.3%
                                       -------       ------


         Systems Integration segment revenues decreased 3.9% to $5,497 in the first quarter of 2002 from $5,723 in the same period of 2001. This decline was partially related to discontinuation of an agreement with a vendor to sell its software and partially from reductions in customer spending for communications related infrastructure that we believe is a result of a slowing economy.

         Operating expenses for the Systems Integration segment decreased 4.3% to $6,194 in the first quarter 2002 from $6,475 in the same period of 2001. The decrease in amortization relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement. Other operating expense changes in the first quarter of 2002 primarily related to increased cost of equipment sold offset by lower general and administrative expenses including a decrease in long-term incentive plan costs.


      OTHER INCOME (EXPENSE)

         Other income (expense) was a net expense of $1,176 in the first quarter of 2002, compared with a net expense of $1,410 in the same period of 2001. Our equity in the losses of our European affiliates decreased to $475 in the first quarter of 2002 from $1,288 in 2001 partially as a result of decreased arbitration expenses.

         Interest expense increased 56.3% to $708 in the first quarter of 2002 from $453 in the same period of 2001. Bank borrowing increased to finance the construction costs of a new building in 2001 and other capital additions as well as to finance costs related to the acquisition of Conestoga. Interest income decreased to $2 in the first quarter of 2002 from $318 in the first

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


     quarter of 2001 as a result of our use of existing cash and cash equivalents for capital additions and investment in affiliates.


      INCOME TAXES

         Income taxes were a benefit of $152 in the first quarter of 2002 compared to an expense of $108 in the same period of 2001. The change resulted from recording a benefit in 2002 related to first quarter 2002 losses from our European affiliates that are now determined to be deductible. In the first quarter 2001, a valuation allowance was recorded to offset the tax benefit from the European losses because of the uncertainty at that time of being able to deduct the losses.

      DISCONTINUED OPERATIONS

         On April 1, 2002, we completed the sale of our investment in PCS ONE, which has been reported as discontinued operations. In accordance with Generally Accepted Accounting Principles, the results of our discontinued wireless segment are not included in our results of operations for the quarter ended March 31, 2002. In the corresponding quarter in 2001, our loss included a loss of $1,355 from the wireless services segment.


      FINANCIAL CONDITION

      LIQUIDITY AND CAPITAL RESOURCES

         We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and through external sources, such as bank borrowings and offerings of debt or equity securities.

         Net cash provided by continuing operations was $421 in the first quarter of 2002 compared with $1,849 in the same period of 2001. Increased operating expenses relating to the expansion of our CLEC and Internet Services segments was the primary cause of the decline.

         Net cash used in investing activities was $5,748 in the first quarter of 2002 primarily for $5,170 of capital additions and $475 for business acquisition costs. Capital additions were primarily for digital electronic switching equipment and network infrastructure expansion. In the first quarter of 2001, $9,909 was invested in capital additions including $4,528 for construction of an office building and $3,623 for computer equipment and software to upgrade our billing system.

         Net cash provided by financing activities was $4,786 in the first quarter of 2002. Revolving lines of credit provided $5,562, of which $860 was used to pay quarterly dividends. In the first quarter of 2001, $8,231 was provided from bank lines of credit and $859 was used to pay

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     quarterly dividends.


      EXTERNAL SOURCES OF CAPITAL AT MARCH 31, 2002

         As of March 31, 2002, we had a $100,000 credit facility consisting of a $50,000 single draw 10-year term loan, of which $50,000 was outstanding, and a $50,000 8.5-year senior reducing revolving credit facility, of which $8.0 million was drawn. The term loan was used to refinance existing indebtedness in November 2001. The revolving credit facility, if used, is expected to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

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

         The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum indebtedness to total capitalization ratio and maximum leverage ratio. In connection with the Conestoga acquisition, our credit facility will be amended as described below in "Commitments, Contingencies and Projected Uses of Capital."

         As of March 31, 2002 we also had two lines of credit totaling $20,000 of which $7,319 was borrowed. Our borrowings under these two lines of credit are limited by covenants contained in the agreements related to our $100,000 credit facility.

         Upon completion of the sale of our interest in PCS ONE on April 1, 2002, we received approximately $74,000 and subsequently repaid the outstanding balances on our revolving credit facility and our bank lines of credit.

         For further information regarding our lines of credit and long-term debt, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year-ended December 31, 2001.


      COMMITMENTS, CONTINGENCIES AND PROJECTED USES OF CAPITAL

         Our most significant commitment for 2002 is our pending merger with Conestoga, which we expect to complete promptly following our annual meeting of shareholders on May 23, 2002. Total merger consideration is estimated to be

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)


     approximately $272,000, which includes the payment of up to approximately $150,000 in cash and the issuance of shares of our common stock. In addition, we will assume Conestoga's existing indebtedness, which totaled approximately $80,300 at March 31, 2002.

         We currently intend to fund the cash portion of the merger consideration with our cash on hand, which includes cash proceeds received on April 1, 2002 from the sale of our interest in our PCS ONE joint venture, and through borrowings under our amended credit facility or with proceeds of a senior notes offering, both as discussed below.

         We have obtained a commitment from a bank to amend our existing credit facility to provide a new 8-1/2-year variable rate senior secured term loan for $125,000 and a $25,000 increase to our existing 8-1/2-year revolving credit facility. In connection with the commitment, we will incur debt issuance costs of approximately $5,550, which will be amortized over the 8-1/2-year life of the debt. If we complete the financing contemplated by the bank's commitment, we will amend our existing credit facility to, among other things, increase the applicable margins for determining the interest rates, grant the lender a security interest in our assets with respect to all credit facility borrowings and include additional financial covenants.

         While we have a bank financing commitment, we are exploring an offering under Rule 144A of the Securities Act of 1933 to "qualified institutional buyers" of $175,000 of senior notes. The senior notes would be issued in lieu of the new bank debt financing and would be used, together with cash on hand, to fund the cash portion of the merger consideration and to repay certain existing debt. We expect the senior notes, if issued, to be unsecured obligations, guaranteed by our domestic subsidiaries, with interest only payments due semi-annually and principal payments due at maturity, which is expected to be ten years from the date of issuance. If we complete the notes offering, we will not increase our capacity under the credit facility, as described above. We will, however, amend our existing credit facility to, among other things, increase the applicable margins for determining the interest rates, grant the lender a security interest in our assets with respect to all credit facility borrowings and include additional financial covenants.

         In addition to the Conestoga merger, we believe that our most significant commitments, contingencies and projected uses of funds in 2002, other than for operations, include capital expenditures, the payment of quarterly common stock dividends and other contractual obligations. On April 25, 2002, we declared a quarterly common stock dividend of $0.125 per share payable on June 15, 2002 to holders of record on June 10, 2002. We expect that this dividend will result in an aggregate payment of approximately $1,600 to $2,100, depending on the share exchange election of the Conestoga shareholders. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

         We hold a 31% direct interest in Pilicka and a 33% interest in EuroTel, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of Pilicka or EuroTel are presented on a consolidated basis on our balance sheets. We plan to advance funds to EuroTel and Pilicka, on an equal basis with the other investors in EuroTel, for certain of their operating cash needs for the fiscal year 2002. In 2001, D&E made advances of $9,920 and we expect that our 2002 advances will be approximately $1,000 in the aggregate. We believe that we have no obligation to fund EuroTel or Pilicka, and we currently are exploring strategic alternatives with regard to our investment in those entities.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      RECENT ACCOUNTING PRONOUNCEMENTS

         During the first quarter 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Annual goodwill amortization of approximately $1,440 ceased as of January 1, 2002 as a result of adopting SFAS 142. During the first quarter 2002, we also adopted Statement of Financial accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets.

         Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS
      143) was recently issued to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact this statement will have on our financial position and results of operations.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      FORWARD-LOOKING STATEMENTS

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as "believes," "expects," "anticipates," "estimates," "intends," "strategy," "plan," or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements.

         You should understand that various factors, in addition to those discussed in the section titled "Factors Affecting Our Prospects" and elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.


     FACTORS AFFECTING OUR PROSPECTS

     THE COMMUNICATIONS INDUSTRY IS BECOMING INCREASINGLY COMPETITIVE, AND THIS COMPETITION HAS RESULTED IN PRICING PRESSURE ON OUR SERVICE OFFERINGS.

     As a provider of integrated communications services, we face competition from:

     - competitive local exchange carriers, including Adelphia Business Solutions (which has received regulatory approval to compete with us in our RLEC territory using its own facilities), Commonwealth Telephone Enterprises and XO Communications;

     -    Internet service providers, including AOL, EarthLink and MSN;

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     - cable television companies, including Adelphia Communications, Comcast, AT&T Broadband and Pencor Services;

     - wireless services providers, including AT&T Wireless, Cingular Wireless, Sprint PCS and VoiceStream Wireless;

     - providers of communications services such as long distance services, including, AT&T, MCI WorldCom and, as a consequence of its recently received regulatory approval to provide long distance services in Pennsylvania, Verizon Communications; and

     - systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems.

      Many of our competitors have substantially greater financial, technical and marketing resources, greater name recognition and more established relationships with a larger base of current and potential customers than us. Accordingly, it may be difficult to compete against these communications providers. In addition, we cannot assure you that we will be able to achieve or maintain adequate technology to remain competitive. Accordingly, it may be difficult to compete in our markets.

      WE ARE SUBJECT TO A COMPLEX AND UNCERTAIN REGULATORY ENVIRONMENT THAT MAY REQUIRE US TO ALTER OUR BUSINESS PLANS AND FACE INCREASED COMPETITION.

      The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations and may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. The regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services to our service areas. The introduction of new competitors could have a negative effect on our operating results.

      WE HAVE RECEIVED A LIMITED SUSPENSION FROM CERTAIN INTERCONNECTION REQUIREMENTS OF THE TELECOMMUNICATIONS ACT OF 1996. UPON EXPIRATION OF THE SUSPENSION, WE MAY BE SUBJECT TO ADDITIONAL COMPETITION FOR
      TELECOMMUNICATIONS SERVICES.

      Our RLEC operations have received a limited suspension until July 2002 from certain interconnection requirements of the Telecommunications Act of 1996. The suspension reduces our interconnection obligations in our RLEC territory by excluding us from requirements to allow competitors access to our customers by relying upon our services and facilities. We intend to seek a renewal of this suspension, but there can be no assurance that the Pennsylvania Public Utility Commission will grant our request. If we do not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our operating results.

      WE MUST SECURE UNBUNDLED NETWORK ELEMENTS AT REASONABLE RATES OR CLEC GROWTH MAY BE DELAYED AND THE QUALITY OF SERVICE MAY DECLINE.

      In providing our CLEC service, we interconnect with and use other telephone companies' networks to access certain of their customers. Therefore, we depend, in certain circumstances, upon the technology and capabilities of these other telephone companies, the quality and availability of other telephone companies' lines and other telephone companies' maintenance of these lines. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing lines from these other telephone companies. We may not be able to obtain the lines and services of satisfactory quality that we require from other telephone companies, or on other satisfactory terms and conditions, in which case we may experience delays in the growth of our competitive local exchange carrier networks and the degradation of the quality of our service to customers.

      We also provide digital subscriber line services. To provide unbundled DSL-capable lines that connect each end-user to our equipment, we rely on other telephone companies. The Telecommunications Act of 1996 generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Charges for DSL-capable lines and other unbundled network elements may vary based on rates proposed by other telephone companies and approved by state regulatory commissions. Increases in these rates or reductions in ILEC unbundling obligations could harm our CLEC business.

      Many of the FCC's rules governing the rates, terms and conditions on which unbundled network elements are offered by ILECs are under challenge in various Courts of Appeal and the U.S. Supreme Court. Any decision which limits the FCC's ability to regulate the rates, terms and conditions on which unbundled network elements are offered to CLECs may adversely impact our ability to compete. Additionally, the FCC's rules concerning the availability of unbundled network elements and the regulatory status of the rates, terms and conditions on which they are offered are subject to revision. If the FCC constricts the list of elements it regulates as unbundled network elements, such an action may have an adverse impact on our ability to compete.

      IF WE EXPAND OUR CLEC OPERATIONS INTO NEW MARKETS, THE SUCCESS OF THIS EXPANSION WILL BE DEPENDENT ON INTERCONNECTION AGREEMENTS, PERMITS AND RIGHTS-OF-WAY, AND THE FAILURE TO OBTAIN THESE AGREEMENTS AND PERMITS COULD HAMPER ANY SUCH EXPANSION.

      If we expand our CLEC operations into new markets, our success will depend, in part, on our ability to manage existing interconnection agreements and to enter into and implement new interconnection agreements with other telephone companies. Our failure to obtain these agreements and permits could hamper this expansion. Interconnection agreements are subject to negotiation and interpretation by the parties to the agreements and are subject to state regulatory

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

     commission, FCC and judicial oversight. If the terms of these interconnection agreements need to be renegotiated, we may not be able to renegotiate existing or enter into new interconnection agreements in a timely manner or on favorable terms. We must also maintain existing, and obtain new, local permits, including rights to utilize underground conduit and pole space and other rights-of-way. We may not be able to maintain our existing permits and rights or obtain and maintain other required permits and rights on acceptable terms. Cancellation or nonrenewal of interconnection agreements, permits, rights-of-way or other arrangements could significantly harm our business.

      DEMAND FOR OUR SYSTEMS INTEGRATION OFFERINGS IS SENSITIVE TO DOWNTURNS IN THE UNITED STATES ECONOMY GENERALLY.

      Unlike our RLEC, CLEC and Internet services businesses which generate revenues of a monthly recurring nature, demand for our systems integration offerings is generally more sensitive to downturns in the United States economy. In an economic downturn, consumers and businesses often curtail spending on voice and data network infrastructure. As a result, we may experience lower than expected revenues for our systems integration business during an economic downturn. Reduced demand for our systems integration offerings could adversely affect the operating profitability of our systems integration segment, which could have an adverse effect on our operating results and financial condition.

      OUR CHAIRMAN AND FOUR OTHER MEMBERS OF OUR BOARD OF DIRECTORS CAN SIGNIFICANTLY INFLUENCE THE ELECTION OF DIRECTORS AND OTHER MATTERS IN THEIR CAPACITIES AS TRUSTEES OF A VOTING TRUST.

      Certain of our shareholders are parties to a Voting Trust Agreement, dated as of November 19, 1992, pursuant to which the voting trustees have the right to exercise sole voting power on all matters submitted to our shareholders for a vote. The trustees of the voting trust are our chairman and four of our other directors. The shares represented by the voting trust are voted in accordance with resolutions adopted by a majority of the voting trustees. The Voting Trust Agreement will expire on November 19, 2002. It is our understanding that the parties to the voting trust intend to renew this agreement, although the terms, including the number of shares covered by the agreement, of any such renewal may differ from the terms of the current agreement.

      As of April 22, 2002, the voting trust beneficially owned 38.6% of our outstanding shares of common stock. Upon completion of the Conestoga acquisition, the voting trust will control the largest voting interest in the combined company, which is expected to be between approximately 16.8% and 22.4% of our outstanding shares of common stock. As a result, these directors are able to significantly influence the election of directors and other matters submitted to shareholders for a vote. There can be no assurance that the interests of the trustees of the voting trust will not conflict with the interests of our other security holders.

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

      The integration of the systems and operations of D&E and Conestoga will involve significant risks. D&E and Conestoga have different operating support systems, including billing, accounting, order management, toll rating, trouble reporting and customer service systems, which may be difficult to integrate. In addition, some of Conestoga's employees are members of a labor union and are subject to the terms of a collective bargaining agreement. Because D&E employees are not unionized, management of the combined company may face difficulties in integrating employees with different work rules. Even if integration of the operating systems and employees is ultimately successful, the amount of management attention diverted to integration efforts may limit their ability to work on other business matters.

      OUR INCREASED INDEBTEDNESS AS A RESULT OF THE MERGER COULD RESTRICT THE COMBINED COMPANY'S OPERATIONS.

      As of March 31, 2002, we had approximately $65,481 of total indebtedness, including current maturities. In connection with the Conestoga acquisition, we expect to increase our borrowings to finance a portion of the cash needed to pay Conestoga shareholders in the merger and through the assumption of Conestoga's existing indebtedness. This increased indebtedness could restrict the combined company's operations after the merger due to the following factors, among others:

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

     - the combined company may not have the ability to pay dividends to its shareholders; and

     - the combined company's debt service obligations increase its vulnerabilities to competitive pressures, as it may be more leveraged than many of its competitors.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      THE COMBINED COMPANY'S CREDIT FACILITIES WILL CONTAIN COVENANTS THAT WILL SIGNIFICANTLY RESTRICT ITS OPERATIONS.

      The existing credit facilities of D&E and Conestoga, and any future agreements governing the indebtedness of D&E and Conestoga, including agreements in connection with a potential offering of senior notes under Rule 144A of the Securities Act that we are exploring, contain or will contain covenants imposing financial and operating restrictions on the combined company's business. These restrictions may limit the combined company's ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of the combined company's business. These covenants will place restrictions on the ability of the combined company and its subsidiaries to, among other things:

     -    incur more indebtedness
     - pay dividends, redeem or repurchase our stock or make other distributions;
     -    make acquisitions or investments;
     -    use assets as security in other transactions;
     -    enter into transactions with affiliates;
     -    merge or consolidate with others;
     -    dispose of assets or use asset sale proceeds;
     -    create liens on our assets; and
     -    extend credit.

      In addition, the combined company's credit facilities require that it maintain specified financial ratios. The combined company's ability to maintain these financial ratios can be affected by operating performance or other events beyond its control. Accordingly, we cannot assure you that the combined company will meet these ratios. The combined company's ability to comply with the provisions governing its indebtedness may be adversely affected by its operations and by changes in economic or business conditions or other events beyond its control. In addition, the combined company's failure to comply with its indebtedness-related obligations could result in an event of default under its credit facilities or future indebtedness.

      THE INABILITY TO SELL THE WIRELESS BUSINESS OF CONESTOGA WOULD RESULT IN A REDUCTION OF THE COMBINED COMPANY'S EXPECTED RESOURCES AVAILABLE FOR THE OPERATION OF ITS BUSINESS, AND MAY ADVERSELY AFFECT THE CONTINUING OPERATIONS OF THE BUSINESS.

      Following the Conestoga acquisition, D&E and Conestoga intend to dispose of Conestoga's wireless assets and business. Until the Conestoga wireless business is sold, the combined company will continue to operate this business, which incurred operating losses of $8.2 million for the year ended December 31, 2001. The continued operation of the wireless business will negatively impact the combined company's operating results and may adversely affect its business by requiring additional financing to fund operations. The proceeds to be realized by the combined company from a sale of Conestoga's wireless assets and business are uncertain.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      In addition, pursuant to certain non-competition covenants in our agreement with VoiceStream Wireless Corporation, for three years following the sale of our interest in PCS ONE, we may be restricted from providing mobile voice wireless communications services in the York-Hanover, Lancaster and Reading, Pennsylvania markets. As a result of the restrictions imposed by these non-competition covenants, the combined company may be required within 240 days after the Conestoga acquisition to dispose of that portion of Conestoga's wireless business operated in the Reading, Pennsylvania market, which represents approximately 37% of the population area serviced by such business. Due to the significant amount of fixed costs associated with Conestoga's wireless business, if the combined company were unable to dispose of that portion of the Conestoga wireless business and were restricted from providing services in the Reading, Pennsylvania market, the combined company may incur significantly greater losses from that business than those previously incurred by Conestoga.

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



Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits:


   No exhibits are filed herewith.


(b)   Reports on Form 8-K:

   One current report on Form 8-K dated January 9, 2002, was filed during the quarter ended March 31, 2002. The report announced the signing of an Amended and Restated Agreement and Plan of Merger between D&E Communications, Inc., D&E Acquisition Corp., a wholly-owned subsidiary of D&E and Conestoga Enterprises, Inc.

                    D&E Communications, Inc. and Subsidiaries


                               Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    D&E Communications, Inc.



Date: May 15, 2002
                              By:   /s/    G. William Ruhl
                                   --------------------------------
                                           G. William Ruhl
                                           Chief Executive Officer



Date: May 15, 2002
                              By:   /s/    Thomas E. Morell
                                   --------------------------------
                                           Thomas E. Morell
                                           Vice President, Chief Financial
                                           Officer and Treasurer