Form 10-Q
period 2002-06-30
D&E COMMUNICATIONS INC
filed 2002-08-14
CIK 1011737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

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

               Yes    X      No
                   -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at August 9, 2002
                -----                         -----------------------------
Common Stock, par value $0.16 per share             15,396,575  Shares

                   D&E Communications, Inc. and Subsidiaries

                                   Form 10-Q

                               TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                          PART I. FINANCIAL INFORMATION

   1.  Financial Statements

           Consolidated Statements of Operations --
                    For the three months and six months ended
                    June 30, 2002 and 2001 ...............................    1

           Consolidated Balance Sheets --
                    June 30, 2002 and December 31, 2001 ..................    2

           Consolidated Statements of Cash Flows --
                    For the six months ended June 30, 2002 and 2001 ......    3

           Consolidated Statements of Shareholders' Equity --
                    For the six months ended June 30, 2002 and 2001 ......    4

           Notes to Consolidated Financial Statements ....................    5

   2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   16

   3.  Quantitative and Qualitative Disclosures about Market Risk ........   41

                           PART II. OTHER INFORMATION

   1.   Legal Proceedings ................................................   42

   6.   Exhibits and Reports on Form 8-K .................................   43

        SIGNATURES........................................................   44

Form 10-Q Part I - Financial Information
Item 1. Financial Statements


                  D & E Communications, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                  (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
OPERATING REVENUES                                            2002           2001           2002           2001
                                                            --------       --------       --------       --------
      Communication service revenues ....................   $ 22,019       $ 15,337       $ 37,954       $ 30,066
      Communication products sold .......................      3,663          3,198          6,942          6,223
      Other .............................................        467            376            857            777
                                                            --------       --------       --------       --------
         Total operating revenues .......................     26,149         18,911         45,753         37,066
                                                            --------       --------       --------       --------

OPERATING EXPENSES

      Communication service expenses (exclusive of
         depreciation and amortization below) ...........      8,260          6,473         15,284         12,842
      Cost of communication products sold ...............      3,098          2,602          5,874          5,051
      Depreciation and amortization .....................      5,581          3,693          9,465          7,222
      Marketing and customer services ...................      2,713          2,523          4,862          4,578
      Merger-related costs ..............................      1,058             --          1,058             --
      General and administrative services ...............      5,601          3,568          9,140          7,233
                                                            --------       --------       --------       --------
         Total operating expenses .......................     26,311         18,859         45,683         36,926
                                                            --------       --------       --------       --------
              Operating income (loss) ...................       (162)            52             70            140
                                                            --------       --------       --------       --------

OTHER INCOME (EXPENSE)

      Equity in net income (losses) of affiliates .......       (702)         1,730         (1,177)           442
      Interest expense ..................................     (2,048)          (465)        (2,756)          (918)
      Other than temporary loss on investments ..........     (2,999)            --         (2,999)            --
      Other, net ........................................        194            413            201            744
                                                            --------       --------       --------       --------
         Total other income (expense) ...................     (5,555)         1,678         (6,731)           268
                                                            --------       --------       --------       --------

              Income (loss) from continuing operations
                 before income taxes and dividends on
                 utility preferred stock ................     (5,717)         1,730         (6,661)           408

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK

      Income taxes ......................................     (2,060)           136         (2,212)           244
      Dividends on utility preferred stock ..............         17             17             33             33
                                                            --------       --------       --------       --------

         Total income taxes and dividends
            on utility preferred stock ..................     (2,043)           153         (2,179)           277
                                                            --------       --------       --------       --------

              Income (loss) from continuing operations ..     (3,674)         1,577         (4,482)           131

      Discontinued operations:
        Loss from operations of discontinued D&E Wireless
          segment prior to December 31, 2001, net of income
          tax benefit of $881 and $1,552 ................         --         (1,644)            --         (2,999)
        Gain on disposal of discontinued D&E Wireless
          segment, net of operating losses during phase-out
          period and net of income taxes of $29,199 .....     55,785             --         55,785             --
        Loss from operations of Conestoga Wireless, net
          of income tax benefit of $121 .................       (159)            --           (159)            --
                                                            --------       --------       --------       --------

              Income (loss) before extraordinary item ...     51,952            (67)        51,144         (2,868)

      Extraordinary item, income tax benefit of $107 ....         --             --             --            107
                                                            --------       --------       --------       --------

NET INCOME (LOSS) .......................................   $ 51,952       $    (67)      $ 51,144       $ (2,761)
                                                            ========       ========       ========       ========

      Weighted average common shares outstanding ........     10,722          7,387          9,047          7,386

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

      Income (loss) from continuing operations ..........   $  (0.34)      $   0.21       $  (0.50)      $   0.02
      Income (loss) from discontinued operations ........       5.19          (0.22)          6.15          (0.41)
      Extraordinary item ................................       0.00           0.00           0.00           0.02
                                                            --------       --------       --------       --------
          Net income (loss) per common share ............   $   4.85       $  (0.01)      $   5.65       $  (0.37)
                                                            ========       ========       ========       ========

      Dividends per common share ........................   $   0.13       $   0.13       $   0.25       $   0.25
                                                            ========       ========       ========       ========

                 See notes to consolidated financial statements.

                  D & E Communications, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                                June 30,      December 31,
                                     ASSETS                                       2002            2001
                                                                                  ----            ----
CURRENT ASSETS
      Cash and cash equivalents .............................................  $    7,151      $      615
      Accounts receivable ...................................................      21,571          10,105
      Accounts receivable - PCS ONE .........................................       2,978           5,938
      Inventories, lower of cost or market, at average cost .................       3,747           1,781
      Prepaid expenses ......................................................       7,525           3,817
      Other .................................................................       1,030             494
                                                                               ----------      ----------
         TOTAL CURRENT ASSETS ...............................................      44,002          22,750
                                                                               ----------      ----------
INVESTMENTS
      Investments in and advances to affiliated companies ...................       5,962           6,431
      Investments available-for-sale ........................................       1,355           4,425
                                                                               ----------      ----------
                                                                                    7,317          10,856
                                                                               ----------      ----------
PROPERTY, PLANT AND EQUIPMENT
      In service ............................................................     295,422         178,274
      Under construction ....................................................       9,467           5,034
                                                                               ----------      ----------
                                                                                  304,889         183,308
      Less accumulated depreciation .........................................      95,456          88,163
                                                                               ----------      ----------
                                                                                  209,433          95,145
                                                                               ----------      ----------
OTHER ASSETS
      Conestoga Wireless assets held for sale ...............................      19,000              --
      Goodwill ..............................................................     231,664           5,126
      Intangible assets, net of amortization ................................      30,455           1,017
      Deferred income taxes .................................................          --             905
      Other .................................................................      18,755           7,079
                                                                               ----------      ----------
                                                                                  299,874          14,127
                                                                               ----------      ----------

      TOTAL ASSETS ..........................................................  $  560,626      $  142,878
                                                                               ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Borrowings under line of credit .......................................  $       --      $    1,757
      Long-term debt maturing within one year ...............................         126              52
      Accounts payable and accrued liabilities ..............................      22,259          16,319
      Accrued taxes .........................................................      22,832             352
      Accrued interest and dividends ........................................       1,885             333
      Advance billings, customer deposits and other .........................       5,645           3,668
                                                                               ----------      ----------
         TOTAL CURRENT LIABILITIES ..........................................      52,747          22,481
                                                                               ----------      ----------
LONG-TERM DEBT ..............................................................     247,783          58,124
                                                                               ----------      ----------
OTHER LIABILITIES
      Equity in net losses of discontinued D&E Wireless operations in
          excess of investments and advances ................................          --          10,388
      Deferred income taxes .................................................      36,995              --
      Other .................................................................      10,812           6,564
                                                                               ----------      ----------
                                                                                   47,807          16,952
                                                                               ----------      ----------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
      par value $100, cumulative, callable at par at the option
      of the Company, authorized 20,000 shares,
      outstanding  14,456 shares ............................................       1,446           1,446
                                                                               ----------      ----------
COMMITMENTS

SHAREHOLDERS' EQUITY
      Common stock, par value $0.16, authorized shares 30,000,000 ...........       2,502           1,219
       Outstanding shares:  15,386,444 at June 30, 2002
                            7,362,226 at December 31, 2001
       Additional paid-in capital ...........................................     157,375          39,956
       Accumulated other comprehensive income (loss) ........................      (2,876)         (2,833)
       Retained earnings ....................................................      58,946          10,637
       Treasury stock at cost, 276,904 shares at June 30, 2002
         276,900 shares at December 31, 2001 . ..............................      (5,104)         (5,104)
                                                                               ----------      ----------
                                                                                  210,843          43,875
                                                                               ----------      ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................  $  560,626      $  142,878
                                                                               ==========      ==========

                 See notes to consolidated financial statements.

                  D & E Communications, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  2002            2001
                                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES OF
      CONTINUING OPERATIONS ................................................   $    5,448      $    7,738
                                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net of proceeds from sales and removal costs ...      (10,763)        (17,221)
      Business acquisition costs, net of cash acquired of $1,003 ...........     (158,720)             --
      Proceeds from sale of temporary investments ..........................           --          17,336
      Purchase of temporary investments ....................................           --         (17,333)
      Increase in investments and advances to affiliates ...................       (1,267)         (3,813)
      Decrease in investments and repayments from affiliates ...............          550             374
                                                                               ----------      ----------

        Net Cash Used In Investing Activities from Continuing Operations ...     (170,200)        (20,657)
                                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends on common stock ............................................       (2,718)         (1,720)
      Payments on long-term debt ...........................................      (42,210)            (36)
      Proceeds from long-term debt financing ...............................      160,000              --
      Payment of debt issuance costs .......................................       (7,922)             --
      Net proceeds from (payments on) revolving lines of credit ............      (11,757)         21,383
      Proceeds from issuance of common stock ...............................          570             170
                                                                               ----------      ----------

        Net Cash Provided By Financing Activities from
            Continuing Operations ..........................................       95,963          19,797
                                                                               ----------      ----------

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS ...........................      (68,789)          6,878

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
      Cash Provided by (Used in) Operating Activities of
        Discontinued Operations ............................................         (110)            495
      Cash Provided by (Used in) Investing Activities of
        Discontinued Operations ............................................       75,435          (9,343)
                                                                               ----------      ----------

        Net Cash Provided By (Used In ) Discontinued Operations ............       75,325          (8,848)
                                                                               ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................        6,536          (1,970)

CASH AND CASH EQUIVALENTS
      BEGINNING OF PERIOD ..................................................          615           3,527
                                                                               ----------      ----------

      END OF PERIOD ........................................................   $    7,151      $    1,557
                                                                               ==========      ==========

                 See notes to consolidated financial statements.

                   D&E Communications, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity

                For the six months ended June 30, 2002 and 2001

                                 (in thousands)
                                  (Unaudited)

                                                                                  2002                           2001
                                                                                  ----                           ----
                                                                         Shares          Amount          Shares          Amount
                                                                       ----------      ----------      ----------      ----------
COMMON STOCK
      Balance at beginning of year ..................................       7,639      $    1,219           7,608      $    1,214

      Common stock issued for acquisition ...........................       7,869           1,259              --              --
      Common stock issued for Employee Stock Purchase, Long-
         Term Incentive and Dividend Reinvestment Plans .............         115              18              17               2
      Common stock issued for stock options exercised ...............          40               6              --              --
                                                                       ----------      ----------      ----------      ----------
      Balance at June 30 ............................................      15,663           2,502           7,625           1,216
                                                                       ----------      ----------      ----------      ----------

ADDITIONAL PAID-IN CAPITAL
      Balance at beginning of year ..................................                      39,956                          39,374

      Common stock issued for acquisition ...........................                     115,386                              --
      Common stock issued for Employee Stock Purchase, Long-
         Term Incentive and Dividend Reinvestment Plans .............                       1,666                             289
      Common stock issued for stock options exercised ...............                         367                              --
                                                                                       ----------                      ----------
      Balance at June 30 ............................................                     157,375                          39,663
                                                                                       ----------                      ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
      Balance at beginning of year ..................................                      (2,833)                            467

      Unrealized gain (loss) on investments .........................                      (1,868)                          1,156
      Loss realized on other-than-temporary decline, net of tax .....                       1,825                              --
                                                                                       ----------                      ----------
      Balance at June 30 ............................................                      (2,876)                          1,623
                                                                                       ----------                      ----------

RETAINED EARNINGS
      Balance at beginning of year ..................................                      10,637                          18,366

      Net income (loss) .............................................                      51,144                          (2,761)
      Dividends on common stock: $.25, $.25 per share ...............                      (2,835)                         (1,840)
                                                                                       ----------                      ----------
      Balance at June 30 ............................................                      58,946                          13,765
                                                                                       ----------                      ----------

TREASURY STOCK
      Balance at beginning of year ..................................        (277)         (5,104)           (226)         (4,059)
      Treasury stock acquired .......................................          --              --             (11)           (209)
                                                                       ----------      ----------      ----------      ----------
      Balance at June 30 ............................................        (277)         (5,104)           (237)         (4,268)
                                                                       ----------      ----------      ----------      ----------
TOTAL SHAREHOLDERS' EQUITY ..........................................      15,386      $  210,843           7,388      $   51,999
                                                                       ==========      ==========      ==========      ==========

                                                                           Three Months Ended            Six Months Ended
                                                                                June 30                       June 30
                                                                          2002           2001           2002           2001
                                                                        --------       --------       --------       --------
COMPREHENSIVE INCOME (LOSS)
      Net income (loss) ............................................    $ 51,952       ($    67)      $ 51,144       ($ 2,761)
      Unrealized gain (loss) on investments, net of income
           taxes of ($774), $445, ($1,198) and $664 ................      (1,211)           691         (1,868)         1,156
      Loss realized on other-than-temporary decline, net of tax
           of $1,174 ...............................................       1,825             --          1,825             --
                                                                        --------       --------       --------       --------
      Total comprehensive income (loss)                                 $ 52,566       $    624       $ 51,101       ($ 1,605)
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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

            The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E. On May 24, 2002, D&E completed its acquisition of Conestoga Enterprises, Inc. (Conestoga). The following subsidiaries of Conestoga are included in D&E's June 30, 2002 results since the date of completion of the acquisition:

            The Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company, which are independent local exchange carriers providing both regulated and nonregulated communication services;

            CEI Networks, Inc., which provides long distance and competitive local telephone services;

            Conestoga Mobile Systems, Inc., which provides paging communication services;

            Infocore, Inc., which provides communication consulting services including the design and installation of communications systems;

            Conestoga Investment, Inc., an investment holding company; and

            Conestoga Wireless Company, which provides wireless personal communication services (PCS) and has been reported as a discontinued operation.

            The accompanying financial statements are unaudited and we have prepared them pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly our results of operations, financial position and cash flows for the periods presented. Certain items in the financial statements for the three months and six months ended June 30, 2001 have been reclassified for comparative purposes to conform to the current periods' presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E's financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and with D&E's Current Report on Form 8-K related to the completion of its acquisition of Conestoga filed with the Securities and Exchange Commission on June 10, 2002.

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollar amounts are in thousands)
                                  (Unaudited)

(2)   ACQUISITION OF BUSINESS

            On May 24, 2002, we completed the acquisition of Conestoga Enterprises, Inc. (Conestoga), a neighboring rural local telephone company providing integrated communications services throughout the eastern half of Pennsylvania. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp., a wholly-owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002.

      Total purchase price and transaction costs were approximately $272,423 as follows:

      Cash consideration to Conestoga stockholders....................................   $149,554
      D&E Communications stock to Conestoga stockholders (7,868,570 shares) at            114,645
           $14.57 per share based on 3-day average market price per share prior to close of the merger on May 24, 2002........................................
      Fair value of Conestoga stock options...........................................      2,000
      Estimated transaction expenses..................................................      6,224
                                                                                         --------
                Total purchase price and transaction costs............................   $272,423

            The final allocation will be determined by D&E based on reports of independent appraisers. The final allocation will include, if applicable, recognition of any further adjustments to tangible assets and liabilities to state them at their fair values, and recognition of any additional identifiable intangible assets at their fair values. The residual effect of such adjustments will be recorded as goodwill.

            D&E has accrued as a cost of the acquisition and as part of goodwill approximately $3,099 for the estimated costs of severance and retention bonuses to be paid to Conestoga employees. The costs for terminating certain of D&E employees, totaling $225, are included in merger-related costs in the statement of operations. D&E terminated approximately 20 employees in June 2002 and an additional 30 will be terminated after a transition period. Most of the severance payments will be made during the remainder of 2002.

      The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that this acquisition had occurred as of the beginning of each of the periods presented. The following unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor the results that may be obtained in the future.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


                                                            Three months ended         Six months ended
                                                                  June 30,                 June 30,
                                                            2002          2001       2002           2001
                                                            ----          ----       ----           ----
      Pro forma operating revenues                        $39,626       $39,820    $81,300        $79,270
      Pro forma income (loss) before extraordinary
        items                                              48,871         $(733)    47,250        $(3,856)
      Pro forma net income                                 48,871         $(733)    47,250        $(3,749)
      Pro forma income (loss) per share                     $3.19        $(0.05)     $3.08         $(0.25)

(3)   DISCONTINUED OPERATIONS

      D&E WIRELESS

            D&E's fifty percent partnership interest in D&E/Omnipoint Wireless Joint Venture, L.P. (PCS ONE) and the related contract services D&E provides to PCS ONE constitute a separate segment of our business. On October 17, 2001, D&E entered into a definitive agreement to sell its interest in PCS ONE to VoiceStream Wireless Corporation for $117,000 less working capital and long-term debt adjustments. The related contract services we provide to PCS ONE will be discontinued subsequent to the sale, but will continue for up to six months post closing.

            During December 2001, D&E obtained required lender approvals and passed compliance of the Hart-Scott-Rodino Act requirements. Remaining regulatory approvals and other customary closing conditions were deemed to be perfunctory. As such, the assets and liabilities and results of operations of D&E Wireless are reported as discontinued operations in accordance with APB Opinion No. 30 with a measurement date of December 31, 2001. The only assets or liabilities held for sale were the equity in net losses of PCS ONE, which were classified as equity in net losses of discontinued D&E Wireless operations in excess of investments and advances in the balance sheet.

            In accordance with EITF 85-36, beginning January 1, 2002, through disposal date (the phase-out period), losses from D&E Wireless were deferred because it was reasonably assured that the ultimate disposition of this business would result in the recognition of a gain. Losses were deferred until a gain on sale was recognized.

            On April 1, 2002, we consummated our sale of PCS ONE. We received $74,168 in cash, which remains subject to post closing adjustments as set forth in the sale agreement that are expected to be finalized in the third quarter of 2002. In addition, we received equipment with a fair value of approximately $2,014. Selling and other estimated costs, offset by estimated post-closing adjustments, are approximately $175 and associated income taxes are estimated at

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


      $29,164. The gain on sale recognized was $55,736 after eliminating the $8,893 liability for the equity in net losses of discontinued D&E Wireless operations in excess of investments and advances. The proceeds from the sale of PCS ONE were used to help finance the acquisition of Conestoga Enterprises, Inc. (see Note 2). Contract services will continue into the third quarter of 2002.

            Summarized financial information for the discontinued operations of D&E Wireless Services is as follows:

                                                Three months ended June 30,   Six months ended June 30,
                                                ---------------------------   -------------------------
                                                      2002       2001              2002        2001
                                                      ----       ----              ----        ----
      Revenue                                       $ 1,230    $ 2,884           $ 4,012     $ 5,571
      Expenses                                        1,146      2,659             3,591       5,110
                                                    -------    -------           -------     -------
         Operating income                                84        225               421         461
      Equity in net loss of PCS ONE                      --     (2,779)           (1,605)     (5,044)
      Phase-out losses deferred until sale               --         --             1,268
      Gain on sale of PCS ONE                        84,900         --            84,900          --
      Other income (expense)                             --         29                --          32
                                                    -------    -------           -------     -------
         Income (loss) from D&E wireless
           operations before taxes                   84,984     (2,525)           84,984      (4,551)
      Income taxes                                   29,199       (881)           29,199      (1,552)
                                                    -------    -------           -------     -------
         Income (loss) from D&E wireless
           operations, net of taxes                 $55,785    ($1,644)          $55,785     ($2,999)
                                                    -------    -------           -------     -------

      The summarized results of operations of PCS ONE were as follows:

                           Three months ended June 30,    Six months ended June 30,
                           ---------------------------    -------------------------
                                 2002       2001               2002        2001
                                 ----       ----               ----        ----
      Net sales                $    --    $10,592            $12,312     $20,266
      Net loss                      --    ($5,558)           ($3,211)    (10,088)
      Our share of loss             --    ($2,779)           ($1,605)     (5,044)

      CONESTOGA WIRELESS

            On May 24, 2002, we acquired Conestoga Enterprises, Inc. (see Note
      2). From the date of acquisition, D&E had committed to a plan to sell the assets of Conestoga's wireless segment. As such, the assets and results of operations of the Conestoga wireless segment are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets are not depreciated while they are held for sale. D&E expects to sell the business within a year from acquisition. No liabilities are expected to be included as part of the sale. The carrying amount of the major classes of assets included as part of the Conestoga wireless business to be sold are as follows:

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


                                                    June 30, 2002
                                                    -------------
      Inventories                                    $     1,250
      Property & equipment                                16,550
      PCS licenses                                         1,200
                                                     -----------
           Total                                     $    19,000
                                                     -----------

            Summarized income statement information for the discontinued operations of the Conestoga wireless segment were as follows:

                                                            May 24, 2002 through
                                                            --------------------
                                                                June 30, 2002
      Revenue                                                    $       765
      Expenses                                                         1,045
                                                                 -----------
        Operating loss                                                  (280)
      Income taxes                                                      (121)
                                                                 -----------
        Loss from Conestoga wireless operations,
           net of taxes                                          $      (159)
                                                                 -----------

(4)   INVESTMENTS IN AFFILIATED COMPANIES

            As of December 31, 2001, we owned a one-third investment in EuroTel L.L.C. (EuroTel), a domestic corporate joint venture. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company that held a 100% investment in Pilicka Telefonia, Sp.zo.o (Pilicka), a telecommunications company located in Poland.

            As of December 31, 2001, PenneCom was indebted to EuroTel for $10,656 and to the investors in EuroTel for $36,751 (including $14,623 to D&E). PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness to EuroTel and the founders by transferring PenneCom's entire equity interests in Pilicka to EuroTel and the founders. PenneCom satisfied $3,384 of its indebtedness to EuroTel by transferring 22.56% of the capital stock of Pilicka to EuroTel, satisfied $4,650 of its indebtedness to D&E by transferring 31.00% of the capital stock of Pilicka to D&E, and satisfied $6,966 of indebtedness to the other EuroTel investors by transferring 46.44% of the capital stock of Pilicka to the other EuroTel investors. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. These transactions were effective as of January 1, 2002. As a result of these transactions, D&E now has a 31.00% direct ownership in Pilicka and an indirect 7.52% ownership in Pilicka, through its continuing one-third interest in EuroTel. D&E accounts for both its investment in EuroTel and its investment in Pilicka using the equity method of accounting.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


      The summarized results of operations of EuroTel were as follows:

                                     Three months ended June 30,     Six months ended June 30,
                                     ---------------------------     -------------------------
                                         2002           2001            2002          2001
                                         ----           ----            ----          ----
      Net sales                         $   --         $1,966          $   --        $3,674
      Net income (loss)                ($  354)        $5,909          (1,047)        2,046
      Our share of income (loss)       ($  118)        $1,730          (  349)          442

      The summarized results of operations of Pilicka were as follows:

                                  Three months ended June 30,     Six months ended June 30,
                                  ---------------------------     -------------------------
                                             2002                           2002
                                             ----                           ----
      Net sales                             $2,415                         $4,723
      Net loss                             ($1,136)                       ($1,924)
      Our share of loss                    ($  352)                       ($  596)
      Investment amortization              ($  232)                       ($  232)
      Total loss                           ($  584)                       ($  828)

(5)   ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

            The elimination of goodwill amortization would have reduced net loss by approximately $226 for the three months and $472 for the six months ended June 30, 2001, or $0.03 and $0.06 respectively per basic and diluted share. Pro forma net loss and loss per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


                                                  Three months ended June 30,        Six months ended June 30,
                                                  ---------------------------        -------------------------
      (Dollars in thousands, except
            per share amounts)                       2002             2001             2002             2001
                                                     ----             ----             ----             ----
      Reported net income (loss)                   $ 51,952        ($     67)        $ 51,144        ($  2,761)
      Add: Goodwill amortization                         --              226               --              472
                                                   --------         --------         --------         --------
      Adjusted net income (loss)                   $ 51,952         $    159         $ 51,144        ($  2,289)
                                                   --------         --------         --------         --------

      Basic and diluted earnings per share:
      Reported net income (loss)                   $   4.85        ($   0.01)        $   5.65        ($   0.37)
      Add: Goodwill amortization                         --             0.03               --             0.06
                                                   --------         --------         --------         --------
      Adjusted net income (loss)                   $   4.85         $   0.02         $   5.65        ($   0.31)
                                                   --------         --------         --------         --------

            During the first quarter 2002, we also adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets. We have also accounted for the planned sale of the Conestoga wireless operations in accordance with SFAS 144 (Note 3).

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

6)    LONG-TERM DEBT

      During the second quarter of 2002 in connection with the Conestoga acquisition (Note 2), we incurred additional indebtedness to finance a portion of the acquisition and to repay certain existing indebtedness and related fees and we also assumed certain existing indebtedness of Conestoga. In addition, in the second quarter we incurred $833 of costs in connection with an abandoned note offering which have been expensed in merger-related costs in the statement of operations. The following table sets forth total long-term debt outstanding:

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


                                          Interest               June 30,   December 31,
Description                                 rate      Maturity     2002         2001
----------------------------------------------------------------------------------------
Senior Secured Term Loan B                  5.69%       2010     $125,000     $     --
Senior Secured Term Loan A                  5.97%       2011       50,000       50,000
Senior Secured Revolving Credit Facility    5.65%       2009       35,000        8,000
Secured Term Loan                           9.34%       2014       20,000           --
Secured Term Loan                           9.36%       2014       15,000           --
Capital lease obligations                                           2,909          176
                                                                 -----------------------
                                                                  247,909       58,176
Less current maturities                                               126           52
                                                                 -----------------------
Total long-term debt                                             $247,783     $ 58,124
                                                                 =======================

Senior Secured Term Loan B:

We have outstanding a new 8-1/2-year variable rate Senior Secured Term Loan B ("Term Loan B") for $125,000. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. At June 30, 2002 the average interest rate was 5.69%. Term Loan B requires interest only payments for two years with increasing quarterly principal payments from the third quarter of 2004 through the fourth quarter of 2010.

Senior Secured Term Loan A:

The Secured Senior Term Loan A ("Term Loan A") bears interest at a base rate or at one, two, three or six month LIBOR rates plus an applicable margin based on our leverage ratio. At June 30, 2002 the average interest rate was 5.97%. The Term Loan A requires interest only payments for three years with increasing quarterly principal payments from the third quarter of 2004 through the second quarter of 2011.

Senior Secured Revolving Credit Facility:

The Senior Secured Revolving Credit Facility ("Credit Facility") is a $75,000 8-1/2-year senior secured reducing revolving credit facility. The Credit Facility requires interest only payments for two years with increasing quarterly principal reductions of the amount available to borrow from the third quarter of 2004 through the fourth quarter of 2010. Interest is payable at a base rate or at one, two, three or six month LIBOR rates plus an applicable margin based on our leverage ratio. At June 30, 2002 the interest rate was 5.65%. The Credit Facility also requires a quarterly commitment fee on the unused portion.

9.34% Secured Term Loan:

The 9.34% Secured Term Loan was assumed as a result of the Conestoga acquisition (Note 2) and has been recorded at its book value, which approximates fair value. The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 from 2005 through 2014.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


9.36% Secured Term Loan:

The 9.36% Secured Term Loan was assumed as a result of the Conestoga acquisition (Note 2) and has been recorded at its book value, which approximates fair value. The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 from 2005 through 2014.

Our indebtedness requires that we maintain certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. At June 30, 2002, we were in compliance with all covenants. We are also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.

Based on the borrowing rate currently available to us for bank loans, the book value of long-term debt approximates the fair market value.

Maturities of long-term debt, for each year ending December 31, 2002 through 2006, are as follows:

                        Year         Aggregate Amount
                        ----         ----------------
                        2002             $     --
                        2003                   --
                        2004                2,500
                        2005                5,000
                        2006                5,000

At December 31, 2001, we had $1,757 outstanding under our lines of credit with domestic banks. As of May 24, 2002, we terminated our lines of credit and repaid all amounts outstanding.

Capital lease obligations:

      As a result of the Conestoga acquisition, we assumed a long-term lease agreement for a building that requires monthly rent payments of approximately $24, including interest at 7.95% through April 2020. In addition, D&E has equipment leases that require monthly payments of $5 through October 2004.

(7)   INVESTMENTS, AVAILABLE-FOR-SALE

            During the second quarter of 2002, the company determined that the decline in value of two of its available-for-sale securities was other than temporary. As such, D&E recorded a $2,999 realized loss with a corresponding tax benefit of $1,174.

(8)   BUSINESS SEGMENT DATA

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                       (Dollar amounts are in thousands)
                                   (Unaudited)


      Financial results for D&E's business segments are as follows:

                            External Revenues       Intersegment Revenues      Operating Income (Loss)
                           Three months ended        Three months ended          Three months ended
                                June 30,                  June 30,                    June 30,
      Segment              2002         2001         2002          2001          2002          2001
      -------            --------     --------     --------      --------      --------      --------
RLEC                     $ 14,867     $ 10,171     $    955      $  1,211      $  1,712      $  2,666
CLEC                        3,903        1,729          120            58        (1,012)         (902)
Internet Services             981          365           37             4          (180)         (487)
Systems Integration         5,996        5,650           18            14          (631)       (1,160)
Corporate, Other
   and Eliminations           402          996       (1,130)       (1,287)          (51)          (65)
                         --------     --------     --------      --------      --------      --------
Total                    $ 26,149     $ 18,911     $     --      $     --      $   (162)     $     52
                         ========     ========     ========      ========      ========      ========

                            External Revenues       Intersegment Revenues      Operating Income (Loss)
                            Six months ended          Six months ended            Six months ended
                                June 30,                  June 30,                    June 30,
      Segment              2002         2001         2002          2001          2002          2001
      -------            --------     --------     --------      --------      --------      --------
RLEC                     $ 25,467     $ 20,033     $  1,801      $  2,185      $  4,002      $  4,904
CLEC                        5,592        3,410          227           111        (1,885)       (1,590)
Internet Services           1,860          618           43            11          (469)       (1,140)
Systems Integration        11,486       11,349           25            38        (1,328)       (1,913)
Corporate, Other
   and Eliminations         1,348        1,656       (2,096)       (2,345)         (250)         (121)
                         --------     --------     --------      --------      --------      --------
Total                    $ 45,753     $ 37,066     $     --      $     --      $     70      $    140
                         ========     ========     ========      ========      ========      ========

                               Segment Assets
                         --------------------------
                            June          December
      Segment             30, 2002        31, 2001
      -------            ----------      ----------
RLEC                     $  518,926      $  151,303
CLEC                         48,748          12,232
Internet Services             4,800           1,775
Systems Integration          17,708          14,787
Corporate, Other
   and Eliminations         (29,556)        (37,219)
                         ----------      ----------
Total                    $  560,626      $  142,878
                         ==========      ==========

      The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

                                                        Three months ended           Six months ended
                                                             June 30,                    June 30,
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------
Operating income (loss) from reportable segments      $   (111)     $    117      $    320      $    261
Corporate, other and eliminations                          (51)          (65)         (250)         (121)
Equity in net income (losses) of affiliates               (702)        1,730        (1,177)          442
Interest expense                                        (2,048)         (465)       (2,756)         (918)
Loss on investments                                     (2,999)           --        (2,999)           --
Other, net                                                 194           413           201           744
                                                      --------      --------      --------      --------
Income (loss) from continuing operations
   before income taxes and dividends
   on utility preferred stock                         $ (5,717)     $  1,730      $ (6,661)     $    408
                                                      ========      ========      ========      ========

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 2001 have been reclassified for comparative purposes.

      OVERVIEW

            We are a leading rural local telephone company providing integrated communications services to residential and business customers in markets throughout south central Pennsylvania. We operate an incumbent rural local telephone company, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of three other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our edge-out markets. We offer our customers a comprehensive package of communications services including local and long distance telephone, high speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions.

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

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists primarily of charges paid by long distance companies and other non-CLEC customers for access to our network in connection with the completion of long distance telephone and local calls and the delivery of other services. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and PhoneGuard(TM). Long distance revenue consists of charges for both national and regional long distance services, a portion of which are provided on a resale basis.

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

            Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL Internet service. Our Systems Integration business incurs expenses primarily related to equipment and materials used in the course of the installation and provision of service.

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

            On April 1, 2002, we completed the sale of our investment in PCS ONE, which has been reported as a discontinued segment, resulting in a gain of $55,785. In the corresponding quarter in 2001, D&E's net loss included a loss of $1,644 from the wireless services segment. In addition, our share of losses from our European investments declined from an income of $1,730 in the second quarter of 2001 to a loss of $702 in the quarter ended June 30, 2002.

            On May 24, 2002, we completed our acquisition of Conestoga Enterprises, Inc. ("Conestoga"), a neighboring rural local exchange carrier providing integrated communications services throughout the eastern half of Pennsylvania. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp. (the "Merger Sub"), a wholly-owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002 (the "Merger Agreement"), by and among D&E, Conestoga and the Merger Sub (the "Merger"). We paid cash consideration of $149,554 and issued 7,868,570 shares of D&E common stock to Conestoga shareholders pursuant to the Merger Agreement. We also assumed existing indebtedness of Conestoga and outstanding options issued pursuant to Conestoga equity compensation plans.

            In connection with the Merger, D&E entered into an Amended and Restated Credit Agreement dated May 24, 2002 (the "Credit Agreement") with CoBank, ACB ("CoBank"), as a lender and administrative agent and certain other lenders. The Credit Agreement provides for a new $125 million 8-1/2 year variable rate senior secured term loan and a $25 million increase to D&E's existing $50 million revolving credit facility provided by CoBank. The Credit Agreement is also the governing document for D&E's existing $50 million term loan from CoBank. On May 24, 2002, D&E borrowed the $125 million term loan and $35 million under the revolving credit facility. These borrowings, along with the proceeds from the sale of our interest in PCS ONE, were used to pay the cash portion of the Merger as well as to repay certain existing indebtedness and related fees and expenses. The $125 million term loan and borrowings under the $75 million revolving credit facility bear interest at D&E's option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on D&E's total leverage ratio. The $50 million term loan bears interest at D&E's option at either the U.S. prime rate plus 2.00% to 3.125% or at

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


      LIBOR plus 2.625% to 4.125%, depending on D&E's total leverage ratio. D&E is also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.

            The access line data presented below counts access lines associated with T-1 carrier systems related to our acquired Conestoga business using a different methodology than our non-Conestoga business. We are in the process of conforming these two access line count approaches. Management expects the access line count to be conformed during the third quarter of 2002. We anticipate that any adjustment to our disclosed access line data
      (a) will be a positive adjustment and (b) will be immaterial as T-1 carrier system lines are a relatively small population of our access lines.


RESULTS OF OPERATIONS

            The following table is a summary of our operating results by segment for the three months ended June 30, 2002 and 2001:

                                                                                                      CORPORATE,
                                                                       INTERNET         SYSTEMS       OTHER AND         TOTAL
                                         RLEC            CLEC          SERVICES       INTEGRATION    ELIMINATIONS      COMPANY
                                      ----------      ----------      ----------      ----------      ----------      ----------
      JUNE 30, 2002

Revenues - External                   $   14,867      $    3,903      $      981      $    5,996      $      402      $   26,149
Revenues - Intercompany                      955             120              37              18          (1,130)             --
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Revenues                            15,822           4,023           1,018           6,014            (728)         26,149
                                      ----------      ----------      ----------      ----------      ----------      ----------

Depreciation and Amortization              4,159             423             111             332             556           5,581
Other Operating Expenses                   9,951           4,612           1,087           6,313          (1,233)         20,730
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Operating Expenses                  14,110           5,035           1,198           6,645            (677)         26,311
                                      ----------      ----------      ----------      ----------      ----------      ----------

Operating Income (Loss)                    1,712          (1,012)           (180)           (631)            (51)           (162)
                                      ----------      ----------      ----------      ----------      ----------      ----------

Adjusted EBITDA (1)                        5,871            (589)            (69)           (299)            505           5,419
                                      ----------      ----------      ----------      ----------      ----------      ----------

Net cash provided by continuing
   operating activities                                                                                                    5,027
Net cash provided by / used in
   continuing investing activities                                                                                      (164,452)
Net cash provided by / used in
   financing activities                                                                                                   91,177

      JUNE 30, 2001

Revenues - External                   $   10,171      $    1,729      $      365      $    5,650      $      996      $   18,911
Revenues - Intercompany                    1,211              58               4              14          (1,287)             --
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Revenues                            11,382           1,787             369           5,664            (291)         18,911
                                      ----------      ----------      ----------      ----------      ----------      ----------

Depreciation and Amortization              2,664             198              50             659             122           3,693
Other Operating Expense                    6,052           2,491             806           6,165            (348)         15,166
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Operating Expenses                   8,716           2,689             856           6,824            (226)         18,859
                                      ----------      ----------      ----------      ----------      ----------      ----------

Operating Income (Loss)                    2,666            (902)           (487)         (1,160)            (65)             52
                                      ----------      ----------      ----------      ----------      ----------      ----------

Adjusted EBITDA (1)                        5,330            (704)           (437)           (501)             57           3,745
                                      ----------      ----------      ----------      ----------      ----------      ----------

Net cash provided by continuing
   operating activities                                                                                                    5,889
Net cash provided by / used in
   continuing investing activities                                                                                        (9,280)
Net cash provided by / used in
   financing activities                                                                                                   12,358

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


--------

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

      The following table is a summary of our operating results by segment for the six months ended June 30, 2002 and 2001:

                                                                                                      CORPORATE,
                                                                       INTERNET        SYSTEMS        OTHER AND         TOTAL
                                         RLEC            CLEC          SERVICES       INTEGRATION    ELIMINATIONS      COMPANY
                                      ----------      ----------      ----------      ----------      ----------      ----------
      JUNE 30, 2002

Revenues - External                   $   25,467      $    5,592      $    1,860      $   11,486         $1,348       $   45,753
Revenues - Intercompany                    1,801             227              43              25        (2,096)               --
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Revenues                            27,268           5,819           1,903          11,511          (748)           45,753
                                      ----------      ----------      ----------      ----------      ----------      ----------

Depreciation and Amortization              7,275             669             209             646            666            9,465
Other Operating Expenses                  15,991           7,035           2,163          12,193        (1,164)           36,218
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Operating Expenses                  23,266           7,704           2,372          12,839          (498)           45,683
                                      ----------      ----------      ----------      ----------      ----------      ----------

Operating Income (Loss)                    4,002          (1,885)           (469)         (1,328)          (250)              70
                                      ----------      ----------      ----------      ----------      ----------      ----------

Adjusted EBITDA (1)                       11,277          (1,216)           (260)           (682)            416           9,535
                                      ----------      ----------      ----------      ----------      ----------      ----------

Net cash provided by continuing
   operating activities                                                                                                    5,448
Net cash provided by / used in
   continuing investing activities                                                                                      (170,200)
Net cash provided by / used in
   financing activities                                                                                                   95,963

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


                                                                                                      CORPORATE,
                                                                       INTERNET        SYSTEMS        OTHER AND         TOTAL
                                         RLEC            CLEC          SERVICES       INTEGRATION    ELIMINATIONS      COMPANY
                                      ----------      ----------      ----------      ----------      ----------      ----------
      JUNE 30, 2001

Revenues - External                   $   20,033      $    3,410      $      618      $   11,349      $    1,656      $   37,066
Revenues - Intercompany                    2,185             111              11              38          (2,345)             --
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Revenues                            22,218           3,521             629          11,387            (689)         37,066
                                      ----------      ----------      ----------      ----------      ----------      ----------

Depreciation and Amortization              5,179             416              95           1,306             226           7,222
Other Operating Expense                   12,135           4,695           1,674          11,994            (794)         29,704
                                      ----------      ----------      ----------      ----------      ----------      ----------
Total Operating Expenses                  17,314           5,111           1,769          13,300            (568)         36,926
                                      ----------      ----------      ----------      ----------      ----------      ----------

Operating Income (Loss)                    4,904          (1,590)         (1,140)         (1,913)           (121)            140
                                      ----------      ----------      ----------      ----------      ----------      ----------

Adjusted EBITDA (1)                       10,083          (1,174)         (1,045)           (607)            105           7,362
                                      ----------      ----------      ----------      ----------      ----------      ----------

Net cash provided by continuing
   operating activities                                                                                                    7,738
Net cash provided by / used in
   continuing investing activities                                                                                       (20,657)
Net cash provided by / used in
   financing activities                                                                                                   19,797

CONSOLIDATED OPERATIONS

            Three months ended June 30, 2002 compared to the three months ended June 30, 2001

            Consolidated operating revenues from continuing operations increased $7,238, or 38.3%, to $26,149 for the three months ended June 30, 2002 from $18,911 in the same period of 2001. The revenue increase was primarily due to $7,342 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002.

            Consolidated operating income from continuing operations decreased $214 to a loss of $162 for the three months ended June 30, 2002 from income of $52 in the same period of 2001. The decrease was primarily attributable to $833 of financing costs expensed as merger-related costs during the current quarter related to an abandoned debt offering, $225 of severance charges expensed as merger-related costs during the current quarter for D&E employees terminated as a result of the merger and a charge to bad debt expense of $490 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Management anticipates an additional expense of $176 in the third quarter related to providing service to WorldCom from the end of the quarter to the date of their bankruptcy filing. The decrease was partially offset by the discontinuance of goodwill amortization in 2002 due to the adoption of

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


      SFAS 142 (see Note 5 to our consolidated financial statements), and lower Internet Services advertising and marketing costs.

            Other income and expense was a net expense of $5,555 in the second quarter of 2002 compared to a net income of $1,678 in the same period of the prior year. The equity in the operations of our European affiliates decreased to a loss of $702 in the second quarter of 2002 from income of $1,730 in 2001 as a result of a portion of an arbitration award included in 2001. Interest expense increased to $2,048 from $465 in the second quarter of 2001, as a result of increased borrowings to finance the acquisition of Conestoga. A loss of $2,999 was recognized in the second quarter of 2002 for the decline in market value of certain publicly traded investments that were determined to be other than temporary declines.

            Income taxes were a benefit of $2,060 in the second quarter of 2002 compared to an expense of $136 in the same period of 2001. Discontinued operations from D&E Wireless resulted in after-tax income of $55,785 in the second quarter of 2002 primarily from the completion of the sale of our wireless partnership interest, compared with the loss of $1,644 in the second quarter of 2001. The discontinued operation of Conestoga Wireless for the one month included in the second quarter of 2002 was a loss of $159 after taxes. Our net income was $51,952, or $4.85 in the second quarter of 2002 compared to a net loss of $67, or $0.01 in the second quarter of 2001.

            Six months ended June 30, 2002 compared to the six months ended June 30, 2001

            Consolidated operating revenues from continuing operations increased 23.4% to $45,753 for the six months ended June 30, 2002 from $37,066 in the same period of 2001. The revenue increase was primarily due to $7,342 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002 as well as an increase of approximately 80% in the number of D&E's customers in our Internet Services segment and 35% more access lines in our CLEC segment before including Conestoga's lines.

            Consolidated operating income from continuing operations decreased $70 to an income of $70 for the six months ended June 30, 2002 from $140 in the same period of 2001. The decrease was primarily attributable to $833 of financing costs expensed as merger-related costs during the current quarter related to an abandoned debt offering, $225 of severance charges expensed as merger-related costs during the current quarter for D&E employees terminated as a result of the merger and a charge to bad debt expense of $490 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Management anticipates an additional expense of $176 in the third quarter related to providing service to WorldCom from the end of the quarter to the date of their bankruptcy filing. The decrease was partially offset by the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS 142 (see Note 5 to our financial statements), and reduced Internet Services advertising and marketing expense.

            Other income and expense was a net expense of $6,731 in the first half of 2002 compared to

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


      a net income of $268 in the same period of the prior year. The equity in the operations of our European affiliates decreased to a loss of $1,177 in the first half of 2002 from an income $442 in 2001 as a result of a portion of an arbitration award included in 2001. Interest expense increased to $2,756 from $918 in the first half of 2001, as a result of increased borrowings to finance the acquisition of Conestoga. A loss of $2,999 was recognized in the second quarter of 2002 for the decline in market value of certain publicly traded investments that were determined to be other than temporary declines.

            Income taxes were a benefit of $2,212 in the first half of 2002 compared to an expense of $244 in the same period of 2001. Discontinued operations of D&E Wireless resulted in an income of $55,785 after tax in the first half of 2002 primarily from the completion of the sale of our wireless partnership interest, compared with the loss of $2,999 in the first half of 2001. The discontinued operation of Conestoga Wireless for the one month included in the first half of 2002 was a loss of $159 after taxes. Our net income was $51,144, or $5.65 in the first half of 2002 compared to a net loss of $2,761, or $0.37 in the first half of 2001.

RLEC SEGMENT RESULTS

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                     2002           2001          Change           2002           2001          Change
                                     ----           ----          ------           ----           ----          ------
Revenues  Revenues:
    Local Telephone Service        $  4,889       $  2,927       $  1,962        $  8,425       $  6,031       $  2,394
    Network Access                    8,248          6,511          1,737          13,957         12,396          1,561
    Other                             2,685          1,944            741           4,886          3,791          1,095
                                   --------       --------       --------        --------       --------       --------
Total Revenues                       15,822         11,382          4,440          27,268         22,218          5,050
                                   --------       --------       --------        --------       --------       --------

Depreciation and Amortization         4,159          2,664          1,495           7,275          5,179          2,096
Other Operating Expenses              9,951          6,052          3,899          15,991         12,135          3,856
                                   --------       --------       --------        --------       --------       --------
Total Operating Expenses             14,110          8,716          5,394          23,266         17,314          5,952
                                   --------       --------       --------        --------       --------       --------

Operating Income                      1,712          2,666           (954)          4,002          4,904           (902)
                                   --------       --------       --------        --------       --------       --------

Access Lines at June 30             146,902         61,720                        146,902         61,720
                                   --------        --------                      --------       --------

            RLEC segment revenues increased 39.0% to $15,822 in the second quarter of 2002 from $11,382 in the same period of 2001. The Conestoga acquisition added $4,749 while our D&E RLEC revenue decreased $309 from the same period of 2001. Our D&E local telephone service revenues increased 20.0% to $3,514 in the second quarter of 2002, from $2,927 in the same period of 2001, driven by a rate increase effective in December 2001. We experienced a decrease of 13.9% to $5,607 in D&E's network access revenues in the second quarter of 2002, from $6,511 in the same period of 2001, as a result of lower call volumes and a decrease in certain network access rate elements. The access line increase was the result of 287 additional D&E lines and 84,895 Conestoga lines acquired.

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            RLEC operating expenses increased 61.9% to $14,110 in the second quarter of 2002 from $8,716 in the same period of the prior year. The increase was primarily attributable to financing costs expensed during the quarter related to an abandoned debt offering, severance related costs and a charge to bad debt expense of $428 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Depreciation expense increased $1,495 as a result of the Conestoga acquisition and D&E's capital additions in the prior year, primarily from a new building placed into service in July 2001.

            RLEC segment revenues increased 22.7% to $27,268 in the first half of 2002 from $22,218 in the same period of 2001. The Conestoga acquisition added $4,749 while our D&E RLEC revenue increased $301 from the same period of 2001. Our D&E local telephone service revenues increased 16.9% to $7,051 in the first half of 2002, from $6,031 in the same period of 2001, driven by a rate increase effective in December 2001. We experienced a decrease of 8.7% to $11,316 in D&E's network access revenues in the first half of 2002, from $12,396 in the same period of 2001, as a result of lower call volumes and a decrease in certain network access rate elements.

            RLEC operating expenses increased 34.4% to $23,266 in the first half of 2002 from $17,314 in the same period of the prior year. The increase was primarily attributable to financing costs expensed during the quarter related to an abandoned debt offering, severance related costs and a charge to bad debt expense of $428 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Depreciation expense increased $2,096 as a result of the Conestoga acquisition and D&E's capital additions in the prior year, primarily from a new building placed into service in July 2001.

CLEC SEGMENT RESULTS

                                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                     2002           2001          Change          2002           2001          Change
                                     ----           ----          ------          ----           ----          ------
Revenues:
    Local Telephone Service        $  1,041       $    346       $    695       $  1,601       $    631       $    970
    Network Access                      611            401            210            995            745            250
    Long Distance                     2,279            803          1,476          3,054          1,582          1,472
    Other                                92            237           (145)           169            563           (394)
                                   --------       --------       --------       --------       --------       --------
Total Revenues                        4,023          1,787          2,236          5,819          3,521          2,298
                                   --------       --------       --------       --------       --------       --------

Depreciation and Amortization           424            198            226            669            416            253
Other Operating Expenses              4,611          2,491          2,120          7,035          4,695          2,340
                                   --------       --------       --------       --------       --------       --------
Total Operating Expenses              5,035          2,689          2,346          7,704          5,111          2,593
                                   --------       --------       --------       --------       --------       --------

Operating Loss                       (1,012)          (902)          (110)        (1,885)        (1,590)          (295)
                                   --------       --------       --------       --------       --------       --------

Access Lines at June 30              29,541          5,571                        29,541          5,571
                                   --------       --------                      --------       --------

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            CLEC segment revenues increased 125.1% to $4,023 in the second quarter of 2002 from $1,787 in the same period of 2001. Of this increase, the Conestoga acquisition added $2,046 while our D&E CLEC revenue increased $190 from the same period of 2001. The D&E increase was primarily from the addition of access lines for new customers that increased basic area service revenues. The access line increase was the result of 3,550 additional D&E lines and 20,420 Conestoga lines acquired.

            CLEC operating expenses increased 87.2% to $5,035 in the second quarter of 2002 from $2,689 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market. The expenses included a charge to bad debt expense of $62 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing.

            CLEC segment revenues increased 65.3% to $5,819 in the first half of 2002 from $3,521 in same period of 2001. The Conestoga acquisition added $2,046 while our D&E CLEC revenue increased $252 from the same period of 2001. The D&E increase was primarily from the addition of access lines for new customers that increased basic area service revenues.

            CLEC operating expenses increased 50.7% to $7,704 in the first half of 2002 from $5,111 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market. The expenses included a charge to bad debt expense of $62 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing.

INTERNET SERVICES SEGMENT RESULTS

                                      THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                 2002           2001          Change         2002           2001          Change
                                 ----           ----          ------         ----           ----          ------
Revenues                       $  1,018       $    369       $    649      $  1,903       $    629       $  1,274

Depreciation and Amortization       111             50             61           209             95            114
Other Operating Expenses          1,087            806            281         2,163          1,674            489
                               --------       --------       --------      --------       --------       --------
Total Operating Expenses          1,198            856            342         2,372          1,769            603
                               --------       --------       --------      --------       --------       --------

Operating Loss                     (180)          (487)           307          (469)        (1,140)           671
                               --------       --------       --------      --------       --------       --------

Customers at June 30
     DSL                          2,729          1,450                        2,729         1,450
     Dial-up Access              11,906          6,296                       11,906         6,296
     Web-hosting Services           560            310                          560           310

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            Internet Services segment revenues increased 175.9% to $1,018 in the second quarter of 2002 from $369 in the same period of 2001. Dial-up services for single user residential and business customers, as well as DSL customers and web-hosting subscribers increased over 80% in the second quarter of 2002 from the second quarter 2001. A minimal portion of the increase was attributable to the Conestoga acquisition. Customer count increases are attributable only to D&E.

            Internet Services segment operating expenses increased 40.0% to $1,198 in the second quarter of 2002 from $856 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base.

            Internet Services segment revenues increased 202.5% to $1,903 in the first half of 2002 from $629 in the same period of 2001. Dial-up services for single user residential and business customers, as well as DSL customers and web-hosting subscriber increases accounted for the revenue increase, with a minimal portion of the increase attributable to the Conestoga acquisition.

            Internet Services segment operating expenses increased 34.1% to $2,372 in the first half of 2002 from $1,769 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base.

SYSTEMS INTEGRATION SEGMENT RESULTS

                                         THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                     2002           2001          Change          2002           2001          Change
                                     ----           ----          ------          ----           ----          ------
Revenues                           $  6,014       $  5,664       $    350       $ 11,511       $ 11,387       $    124

Depreciation and Amortization           332            659           (327)           646          1,306           (660)
Other Operating Expenses              6,313          6,165            148         12,193         11,994            199
                                   --------       --------       --------       --------       --------       --------
Total Operating Expenses              6,645          6,824           (179)        12,839         13,300           (461)
                                   --------       --------       --------       --------       --------       --------

Operating Loss                         (631)        (1,160)           529         (1,328)        (1,913)           585
                                   --------       --------       --------       --------       --------       --------

            Systems Integration segment revenues increased 6.2% to $6,014 in the second quarter of 2002 from $5,664 in the same period of 2001. The Conestoga acquisition added $610, D&E's product sales increased $202 and D&E's service revenues decreased $462 from the second quarter of 2001. We believe the decrease partially relates to the effects of a slowing economy and reductions in customer spending for communications related infrastructure and consulting services.

            Systems Integration segment operating expenses decreased 2.6% to $6,645 in the second quarter 2002 from $6,824 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


      in 2000 due to the adoption of a new accounting pronouncement which amounted to $226 in the second quarter of 2001. Other operating expense changes in the second quarter of 2002 primarily related to increased cost of equipment sold offset by lower computer services expense.

            Systems Integration segment revenues increased 1.1% to $11,511 in the first half of 2002 from $11,387 in the same period of 2001. The Conestoga acquisition added $610, D&E's product sales increased $415 and D&E's service revenues decreased $901 from the first half of 2001. We believe the decrease partially relates to the effects of a slowing economy and reductions in customer spending for communications related infrastructure and consulting services.

            Systems Integration segment operating expenses decreased 3.5% to $12,839 in the first half 2002 from $13,300 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement, which amounted to $472 for the six-months ended June 30, 2001. Other operating expense changes in the first half of 2002 primarily related to increased cost of equipment sold offset by lower computer services expense.

      OTHER INCOME (EXPENSE)

            Other income (expense) for the three months ended June 30, 2002 was a net expense of $5,555, compared to a net income of $1,678 in the same period of 2001. The equity in the operations of our European affiliates decreased to a loss of $702 in the second quarter of 2002 from an income $1,730 in 2001 as a result of a portion of an arbitration award included in 2001. Interest expense increased to $2,048 from $465 in the second quarter of 2001, as a result of increased borrowings for the Conestoga acquisition and capital expenditures. A loss of $2,999 was recognized in the second quarter of 2002 for the decline in market value of certain publicly traded investments that were determined to be other than temporary declines.

            Other income (expense) for the first half of 2002 was a net expense of $6,731, compared to a net income of $268 in the same period of 2001. The equity in the operations of our European affiliates decreased to a loss of $1,177 in the first half of 2002 from an income of $442 in 2001 as a result of a portion of an arbitration award included in 2001. Interest expense increased to $2,756 from $918 in the first half of 2001, as a result of increased borrowings for the Conestoga acquisition and capital expenditures. A loss of $2,999 was recognized in the second quarter of 2002 for the decline in market value of certain publicly traded investments that were determined to be other than temporary declines.

      INCOME TAXES

            Income taxes were a benefit of $2,060 in the second quarter of 2002 compared to an expense of $136 in the same period of 2001. The change in tax primarily resulted from the taxable income in 2001 changing to a taxable loss in 2002.

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            Income taxes were a benefit of $2,212 in the first half of 2002 compared to an expense of $244 in the same period of 2001. The change in tax primarily resulted from the taxable income in 2001 changing to a taxable loss in 2002.

      DISCONTINUED OPERATIONS

            On April 1, 2002, we completed the sale of our investment in PCS ONE, which has been reported as a discontinued segment resulting in a gain of $55,785. In the corresponding quarter in 2001, our loss included a loss of $1,644 from the wireless services segment.

            On May 24, 2002, concurrent with the completion of the Conestoga acquisition, we classified the Conestoga wireless business as a discontinued operation.Since the acquisition date, Conestoga Wireless recorded a loss of $159 after taxes as part of the discontinued operations.

      EXTRAORDINARY ITEM

            As a result of moving to an alternative form of regulation during the first quarter of 2001, in accordance with SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB No. 71," $107 of previously established regulatory tax liabilities were eliminated.

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

            Net cash provided by continuing operations was $5,448 in the first half of 2002 compared with $7,738 in the same period of the prior year. Increased operating expenses relating to the expansion of our CLEC and Internet Services segments and payments related to severance and merger acquired liabilities paid in the second quarter of 2002 were the major causes of the decline.

            Net cash used in investing activities was $170,200 in the first half of 2002 primarily due to $158,720 in business acquisition costs. Other capital additions were $10,763 for the period. Capital additions were primarily for $5,597 for network infrastructure expansion plus $2,284 for CLEC additions and $1,537 for computers. In the first half of 2001, $17,221 was invested in capital additions including $6,260 for construction of an office building.

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            Net cash provided by financing activities was $95,963 in the first half of 2002. Long-term debt was increased $160,000. The majority of the additional debt was used to fund the Conestoga acquisition. Of the remainder, $61,889 was used to repay other long-term loans and lines of credit and to pay debt issuance costs. Quarterly dividends paid were $2,718, which included dividends paid on shares issued to Conestoga shareholders in the Merger. In the first half of 2001, $21,383 was provided from bank lines of credit and $1,720 was used to pay quarterly dividends.

      EXTERNAL SOURCES OF CAPITAL AT JUNE 30, 2002

            During the second quarter of 2002, we abandoned an offering of senior notes due to market conditions. We completed our financing from a bank to amend our existing credit facility to provide a new 8-1/2-year variable rate senior secured term loan for $125,000 and a $25,000 increase to our existing 8-1/2-year revolving credit facility. In connection with the amended agreement, we incurred debt issuance costs of approximately $7,922, which will be amortized over the 8-1/2-year life of the debt. We amended our existing credit facility to, among other things, increase certain interest rate provisions, grant the lender a secured position with respect to all credit facility borrowings and include additional financial covenants.

            As of June 30, 2002, we had $285,000 in credit facilities consisting of the following:
            - $50,000 single draw 10-year term loan, of which $50,000 was outstanding,
            - $75,000 senior reducing revolving credit loan for 8-1/2 years, of which $35,000 was drawn,
            - $125,000 single draw 8-1/2-year term loan, of which $125,000 was outstanding,
            - $35,000 single draw 12-year term loan, of which $35,000 was outstanding.

            The $50,000 term loan requires interest only payments for three years with increasing quarterly principal payments from the third quarter of 2004 through the second quarter of 2011. The revolving credit facility requires interest only payments for two years with increasing quarterly principal reductions of the amount available to borrow from the third quarter of 2003 through the fourth quarter of 2009. The $125,000 term loan requires interest only payments for two years with increasing quarterly principal payments from the third quarter of 2004 through the fourth quarter of 2010. The $35,000 term loan requires interest only payments for three years with equal quarterly payment from the first quarter of 2005 through the fourth quarter of 2014. Interest on both the $50,000 and $125,000 term loans and the revolving credit facility is payable at a base rate or at LIBOR rates plus an applicable margin based on our leverage ratio. Interest on the $35,000 term loan was fixed at 9.34% for $20,000 and 9.36% for the remaining $15,000 supplement. A commitment fee must be paid on the unused portion of the revolving credit facility. We are required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            The credit facilities include a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum indebtedness to total capitalization ratio, a maximum leverage ratio, a debt service ratio and a fixed charge ratio.

            Upon completion of the sale of our interest in PCS ONE on April 1, 2002, we received approximately $74,168 and subsequently repaid the outstanding balances on our revolving credit facility and our bank lines of credit. As of May 24, 2002 we discontinued the previous two lines of credit totaling $20,000.

            For further information regarding our lines of credit and long-term debt, see Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

      COMMITMENTS, CONTINGENCIES AND PROJECTED USES OF CAPITAL

            Having completed the Conestoga acquisition, we believe that our most significant commitments, contingencies and projected uses of funds in 2002, other than for operations, include capital expenditures, the payment of annual common stock dividends and other contractual obligations.

            We hold a 31% direct interest in Pilicka and a 33% interest in EuroTel, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of Pilicka or EuroTel are presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In 2001, we made advances of $9,920 pursuant to this commitment. We advanced $674 in funds to EuroTel in the six months ended June 30, 2002, and we expect that our total 2002 funding requirements for EuroTel will be approximately $1,000. We have provided a letter of commitment to advance funds to EuroTel for 2002.

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

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 provides a summary of all significant accounting policies that we follow in the preparation of our financial statements. We have identified the following critical accounting policies as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments:

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

      Goodwill and Intangible Assets:

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


            Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of Conestoga Enterprises, we have engaged a valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the preliminary asset valuation for this purchase was the valuation of intangible assets that will be amortized over their estimated useful lives.

            Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and indefinite-lived intangible assets resulting from business combinations no longer be amortized, but instead be reviewed for recoverability which may result in periodic write-downs. We will assess on an annual basis the fair values of the reporting units holding the goodwill and any intangibles and, if necessary, assess on an interim basis for any impairments. Any write-offs would result in a charge to earnings and a reduction in equity in the period.

      Impairment of Long-Lived Assets

            Based upon the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Our assets subject to SFAS No. 144 include our property, plant and equipment and certain intangibles. A determination of impairment is made based on estimates of future cash flows. While we have never recorded an impairment charge under SFAS 144, future events or changes in circumstances could result in a charge to earnings.

      Investment in Unconsolidated Affiliates

            We have investments and advances to affiliated entities that are accounted for under the equity method of accounting. We periodically evaluate whether there have been declines in value in these investments, and if so, whether these declines are considered temporary or other-than-temporary. Other-than-temporary declines would be recognized as realized losses in earnings. Evidence of a loss in value includes, but is not limited to, our inability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The fair value of an investment that is less than its book value may indicate a loss in value of the investment. Our evaluations are based on many factors, including the duration and extent to which the fair value is less than carrying amount; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment, including strategic factors.

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

      RECENT ACCOUNTING PRONOUNCEMENTS

            During the first quarter 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Annual goodwill amortization of approximately $1,440 ceased as of January 1, 2002 as a result of adopting SFAS 142. During the first quarter 2002, we also adopted Statement of Financial accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets. However, we have accounted for our planned sale of Conestoga's wireless segment in accordance with SFAS 144 as described in Note 3 to our consolidated financial statements included in this Form 10-Q.

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

      Congress specifically recognized that the movement towards increased competition under the Telecommunications Act of 1996 (TA-96) requires accommodation for the different market characteristics of areas served by rural and small incumbent carriers. In this regard, the Pennsylvania Public Utility Commission (PA PUC) previously granted our RLECs a limited suspension until July 2002 from certain interconnection requirements of the TA-96. The suspension reduces our interconnection obligations in the RLEC territory by excluding us from requirements that would allow competitors access to our customers by relying upon our service

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


      and facilities.

      In June 2002, our RLECs petitioned the PA PUC for an extension of certain protections provided in the original suspension. Our RLECs anticipate PA PUC action on the petition during the third quarter of 2002. While the request is under review, the terms and conditions of the original suspension remain in effect. Although narrower in scope, the June 2002 petition, if granted, would continue to preclude the use of our RLEC services and facilities by a competitor. If our RLECs do not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of using our services and facilities through interconnection agreements to provide competitive services. If this event were to occur, our RLECs would exercise their right to petition the PA PUC to deny the competitor's request. The prospective competitor would have the burden of proof to show that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles.

      The introduction of new competitors could result in the loss of customers and have a negative effect on our operating results. However, such loss would be partially offset by charges paid to our RLECs by said competitors for utilization of our services and networks.

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

      As of August 9, 2002, the voting trust beneficially owned 18.9% of our outstanding shares of common stock. As a result, these directors are able to significantly influence the election of directors and other matters submitted to shareholders for a vote. There can be no assurance that the interests of the trustees of the voting trust will not conflict with the interests of our other security holders.

      WE MAY BE UNABLE TO INTEGRATE SUCCESSFULLY THE BUSINESS OPERATIONS OF D&E AND CONESTOGA AND SUCH INABILITY COULD HAVE AN ADVERSE IMPACT ON OUR PROFITABILITY.

      The integration of the systems and operations of D&E and Conestoga will involve significant risks. D&E and Conestoga have different operating support systems, including billing, accounting, order management, toll rating, trouble reporting and customer service systems, which may be difficult to integrate. In addition, some of Conestoga's employees are members of a labor union and are subject to the terms of a collective bargaining agreement. Because D&E employees are not unionized, our management may face difficulties in integrating employees with different work rules. Even if integration of the operating systems and employees is ultimately successful, the amount of management attention diverted to integration efforts may limit their ability to work on other business matters.

      OUR INCREASED INDEBTEDNESS COULD RESTRICT OUR OPERATIONS.

      As of June 30, 2002, we had approximately $247,909 of total indebtedness, including current maturities, which increased in connection with the Conestoga acquisition. This increased indebtedness could restrict our operations due to the following factors, among others:

      - we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which would reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

      - our indebtedness may limit our ability to obtain additional financing on satisfactory terms, if at all;

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


      - insufficient cash flow from operations may cause us to attempt to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do at all or on satisfactory terms;

      - our level of indebtedness may make us more vulnerable to economic or industry downturns;

      -     we may not have the ability to pay dividends to our shareholders;
      and

      - our debt service obligations increase our vulnerabilities to competitive pressures, as we may be more leveraged than many of our competitors.


      OUR CREDIT FACILITIES WILL CONTAIN COVENANTS THAT WILL SIGNIFICANTLY RESTRICT OUR OPERATIONS.

      The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants will place restrictions on our ability and the ability of our subsidiaries to, among other things:

      -     incur more indebtedness;

      - pay dividends, redeem or repurchase our stock or make other distributions;

      -     make acquisitions or investments;

      -     use assets as security in other transactions;

      -     enter into transactions with affiliates;

      -     merge or consolidate with others;

      -     dispose of assets or use asset sale proceeds;

      -     create liens on our assets; and

      -     extend credit.

      In addition, our credit facilities require that we maintain specified financial ratios. Our ability to maintain these financial ratios can be affected by operating performance or other events beyond our control. Accordingly, we cannot assure you that we will meet these ratios. Our ability to comply with the provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. In addition, our failure to comply with our indebtedness-related obligations could result in an event of default under our credit facilities or future indebtedness.

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)


      THE INABILITY TO SELL THE WIRELESS BUSINESS OF CONESTOGA WOULD RESULT IN A REDUCTION OF OUR EXPECTED RESOURCES AVAILABLE FOR THE OPERATION OF OUR BUSINESS, AND MAY ADVERSELY AFFECT THE CONTINUING OPERATIONS OF OUR BUSINESS.

      We intend to dispose of Conestoga's wireless assets and business. Until the Conestoga wireless business is sold, we will continue to operate this business, which incurred operating losses of $8.2 million for the year ended December 31, 2001. The continued operation of the wireless business will negatively impact our results from discontinued operations and may adversely affect our business by requiring additional financing to fund operations. The proceeds to be realized by us from a sale of Conestoga's wireless assets and business are uncertain.

      In addition, pursuant to certain non-competition covenants in our agreement with VoiceStream Wireless Corporation, for three years following the sale of our interest in PCS ONE, we may be restricted from providing mobile voice wireless communications services in the York-Hanover, Lancaster and Reading, Pennsylvania markets. As a result of the restrictions imposed by these non-competition covenants, we may be required within 240 days after the Conestoga acquisition to dispose of that portion of Conestoga's wireless business operated in the Reading, Pennsylvania market, which represents approximately 37% of the population area serviced by such business. Due to the significant amount of fixed costs associated with Conestoga's wireless business, if we were unable to dispose of that portion of the Conestoga wireless business and were restricted from providing services in the Reading, Pennsylvania market, we may incur significantly greater losses from that business than those previously incurred by Conestoga.

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on May 23,
2002.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the three matters voted upon at the 2002 Annual Meeting were as follows:

      (1) Election of the following directors to hold office for a three year term to expire in 2004.

          Director                          For                 Withheld
          --------                          ---                 --------
      John Amos                          6,545,194                85,091
      G. William Ruhl                    6,475,728               154,357
      W. Garth Sprecher                  6,469,214               161,071

      (2) Approval of the acquisition of Conestoga Enterprises, Inc.

                    For             Against         Abstain
                    ---             -------         -------
                 4,768,341         1,414,465         37,078

      (3) Ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants in 2002.

                    For             Against         Abstain
                    ---             -------         -------
                 6,597,128           13,743          19,414

                    D&E Communications, Inc. and Subsidiaries
                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit                     Identification                     Reference
       No.                        of Exhibit                        ---------
     -------                      ----------
       99.1       Certification of Chief Executive Officer       Filed herewith.

       99.2       Certification of Chief Financial Officer.      Filed herewith.

(b) Reports on Form 8-K:

      A current report on Form 8-K dated April 15, 2002, was filed during the quarter ended June 30, 2002. The report announced the completion of the sale of our partnership interest in the D&E/Omnipoint Joint Venture on April 1, 2002.

      A current report on Form 8-K dated May 1, 2002, was filed during the quarter ended June 30, 2002. The report announced our earnings results for the first quarter of 2002 and disclosed information that could become public in regard to a possible offering of senior notes under Rule 144A of the Securities Act.

      A current report on Form 8-K/A dated May 2, 2002, was filed during the quarter ended June 30, 2002. The report corrected certain inadvertent errors on our May 1, 2002 8-K.

      A current report on Form 8-K dated June 10, 2002, was filed during the quarter ended June 30, 2002. The report announced the completion of our merger with Conestoga and the terms of the related debt financing also completed on May 24, 2002.

                   D&E Communications, Inc. and Subsidiaries


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         D&E Communications, Inc.



Date: August 14, 2002
                                         By: /s/  G. William Ruhl
                                             --------------------------------
                                             G. William Ruhl
                                             Chief Executive Officer

Date: August 14, 2002
                                         By: /s/  Thomas E. Morell
                                             --------------------------------
                                             Thomas E. Morell
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer

                   D&E Communications, Inc. and Subsidiaries

                               INDEX TO EXHIBITS

     Exhibit                    Identification                    Reference
       No.                        of Exhibit                      ---------
     -------                      ----------
       99.1      Certification of Chief Executive Officer.     Filed herewith.

       99.2      Certification of Chief Financial Officer.     Filed herewith.