Form 10-Q
period 2002-09-30
D&E COMMUNICATIONS INC
filed 2002-11-14
CIK 1011737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       or

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
                                      Yes     X      No
                                          ---------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at November 8, 2002
                 -----                           -------------------------------
Common Stock, par value $0.16 per share                 15,424,016 Shares

                    D&E Communications, Inc. and Subsidiaries
                                    Form 10-Q

                                TABLE OF CONTENTS


Item No.                                                                                                       Page
--------                                                                                                       ----
                                           PART I.  FINANCIAL INFORMATION
     1.  Financial Statements

                  Consolidated Statements of Operations -
                           For the three months and nine months ended
                           September 30, 2002 and 2001 ...................................................        1

                  Consolidated Balance Sheets -
                           September 30, 2002 and December 31, 2001 ......................................        2

                  Consolidated Statements of Cash Flows -
                           For the nine months ended
                           September 30, 2002 and 2001 ...................................................        3

                  Consolidated Statements of Shareholders' Equity -
                           For the nine months ended
                           September 30, 2002 and 2001 ...................................................        4

                  Notes to Consolidated Financial Statements .............................................        5

     2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................       17

     3.  Quantitative and Qualitative Disclosures
                  About Market Risk ......................................................................       46

     4.   Controls and Procedures ........................................................................       46

                                            PART II.   OTHER INFORMATION

     1.   Legal Proceedings ..............................................................................       47

     6.   Exhibits and Reports on Form 8-K ...............................................................       47

SIGNATURES................................................................................................       48

CERTIFICATIONS............................................................................................       49


Form 10-Q Part I - Financial Information Item
1. Financial Statements


                   D & E Communications, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)


                                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                                          --------------------------                ---------------------------
                                                             2002             2001                    2002               2001
                                                          --------          --------                --------           --------
OPERATING REVENUES

 Communication service revenues ..................        $ 37,931          $ 15,925                $ 75,777           $ 45,938
 Communication products sold .....................           3,467             3,192                  10,406              9,414
 Other ...........................................             568               375                   1,425              1,152
                                                          --------          --------                --------           --------
  Total operating revenues .......................          41,966            19,492                  87,608             56,504
                                                          --------          --------                --------           --------
OPERATING EXPENSES

 Communication service expenses (exclusive of
 depreciation and amortization below) ............          14,780             7,921                  29,995             20,707
 Cost of communication products sold .............           2,625             2,431                   8,493              7,474
 Depreciation and amortization ...................           7,064             3,983                  16,519             11,200
 Marketing and customer services .................           4,744             2,207                   9,606              6,785
 Merger-related costs ............................              --                --                     973                 --
 General and administrative services .............           5,940             4,410                  15,126             11,630
                                                          --------          --------                --------           --------
  Total operating expenses .......................          35,153            20,952                  80,712             57,796
                                                          --------          --------                --------           --------
   Operating income (loss) .......................           6,813            (1,460)                  6,896             (1,292)
                                                          --------          --------                --------           --------
OTHER INCOME (EXPENSE)

 Equity in net income (losses) of affiliates .....            (914)            5,137                  (2,091)             5,579
 Interest expense ................................          (4,383)             (682)                 (7,139)            (1,600)
 Other-than-temporary loss on investments ........              --                --                  (2,999)                --
 Other, net ......................................              91               346                     292              1,090
                                                          --------          --------                --------           --------
  Total other income (expense) ...................          (5,206)            4,801                 (11,937)             5,069
                                                          --------          --------                --------           --------

   Income (loss) from continuing operations
   before income taxes and dividends on
   utility preferred stock .......................           1,607             3,341                  (5,041)             3,777

INCOME TAXES AND DIVIDENDS ON
UTILITY PREFERRED STOCK

 Income taxes ....................................           1,037              (898)                 (1,170)              (643)
 Dividends on utility preferred stock ............              16                16                      49                 49
                                                          --------          --------                --------           --------
  Total income taxes and dividends
  on utility preferred stock .....................           1,053              (882)                 (1,121)              (594)
                                                          --------          --------                --------           --------
   Income (loss) from continuing operations ......             554             4,223                  (3,920)             4,371
 Discontinued operations:
  Loss from operations of discontinued D&E
  Wireless segment prior to December 31, 2001,
  net of income tax benefit of $390 and $1,942 ...             --             (1,553)                     --             (4,552)
  Gain on disposal of discontinued D&E Wireless
  segment, net of operating losses during
  Phase-out period and net of income taxes
  of $138 and $29,337 ............................            (280)               --                  55,506                 --
  Income (loss ) from operations of Conestoga
  Wireless and Paging, net of income tax
  or (benefit) of ($116), $3, ($242) and ($8) ....            (283)                4                    (450)               (13)
                                                          --------          --------                --------           --------
   Income (loss) before extraordinary item .......              (9)            2,674                  51,136               (194)
  Extraordinary item, income tax benefit of $107..              --                --                      --                107
                                                          --------          --------                --------           --------
NET INCOME (LOSS) ................................        $     (9)         $  2,674                $ 51,136           $    (87)
                                                          ========          ========                ========           ========
 Weighted average common shares outstanding ......          15,401             7,379                  11,188              7,384

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE
 Income (loss) from continuing operations ........        $   0.04          $   0.57                $  (0.35)          $   0.59
 Income (loss) from discontinued operations ......           (0.04)            (0.21)                   4.92              (0.62)
 Extraordinary item ..............................            0.00              0.00                    0.00               0.02
                                                          --------          --------                --------           --------
  Net income (loss) per common share .............        $     --          $   0.36                $   4.57           $  (0.01)
                                                          ========          ========                ========           ========
 Dividends per common share ......................        $   0.13          $   0.13                $   0.38           $   0.38
                                                          ========          ========                ========           ========


See notes to consolidated financial statements.

                  D & E Communications, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                                  2002                 2001
                                                                                               ---------             ---------
                                        ASSETS
CURRENT ASSETS
        Cash and cash equivalents .................................................            $   7,246             $     615
        Accounts receivable .......................................................               20,031                10,105
        Accounts receivable - PCS ONE .............................................                2,804                 5,938
        Inventories, lower of cost or market, at average cost .....................                3,549                 1,781
        Prepaid expenses ..........................................................                4,626                 3,817
        Other .....................................................................                  932                   494
                                                                                               ---------             ---------
          TOTAL CURRENT ASSETS ....................................................               39,188                22,750
                                                                                               ---------             ---------
INVESTMENTS
        Investments in and advances to affiliated companies ......................                 5,356                 6,431
        Investments available-for-sale ............................................                1,077                 4,425
                                                                                               ---------             ---------
                                                                                                   6,433                10,856
                                                                                               ---------             ---------
PROPERTY, PLANT AND EQUIPMENT
        In service ................................................................              301,819               178,274
        Under construction ........................................................                7,085                 5,034
                                                                                               ---------             ---------
                                                                                                 308,904               183,308

        Less accumulated depreciation .............................................               99,716                88,163
                                                                                               ---------             ---------
                                                                                                 209,188                95,145
                                                                                               ---------             ---------
OTHER ASSETS
        Assets held for sale ......................................................               18,715                  --
        Goodwill ..................................................................              222,289                 5,126
        Intangible assets, net of amortization ....................................               36,898                 1,017
        Deferred income taxes .....................................................                 --                     905
        Other .....................................................................               19,178                 7,079
                                                                                               ---------             ---------
                                                                                                 297,080                14,127
                                                                                               ---------             ---------
        TOTAL ASSETS ..............................................................            $ 551,889             $ 142,878
                                                                                               =========             =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Borrowings under line of credit ...........................................            $      --             $   1,757
        Long-term debt maturing within one year ...................................                  129                    52
        Accounts payable and accrued liabilities ..................................               19,146                16,319
        Accrued taxes .............................................................               21,081                   352
        Accrued interest and dividends ............................................                1,620                   333
        Advance billings, customer deposits and other .............................                4,867                 3,668
                                                                                               ---------             ---------
          TOTAL CURRENT LIABILITIES ...............................................               46,843                22,481
                                                                                               ---------             ---------
LONG-TERM DEBT ....................................................................              245,000                58,124
                                                                                               ---------             ---------
OTHER LIABILITIES
        Equity in net losses of discontinued D&E Wireless
          operations in excess of investments and advances ........................                   --                10,388
        Deferred income taxes .....................................................               38,903                    --
        Other .....................................................................               10,440                 6,564
                                                                                               ---------             ---------
                                                                                                  49,343                16,952
                                                                                               ---------             ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized
        20,000 shares, outstanding 14,456 shares ..................................                1,446                 1,446
                                                                                               ---------             ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
        Common stock, par value $0.16, authorized shares 30,000,000 ...............                2,508                 1,219
          Outstanding shares:          15,418,317 at September 30, 2002
                                       7,362,226 at December 31, 2001
        Additional paid-in capital ................................................              157,897                39,956
        Accumulated other comprehensive income (loss) .............................               (3,050)               (2,833)
        Retained earnings .........................................................               57,006                10,637
        Treasury stock at cost, 276,908 shares at September 30, 2002
          276,900 shares at December 31, 2001 .....................................               (5,104)               (5,104)
                                                                                               ---------             ---------
                                                                                                 209,257                43,875
                                                                                               ---------             ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................            $ 551,889             $ 142,878
                                                                                               =========             =========


                See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                      -------------------------------
                                                                                         2002                  2001
                                                                                      ---------             ---------

CASH FLOWS FROM OPERATING ACTIVITIES OF
        CONTINUING OPERATIONS ............................................            $  16,070             $   7,531
                                                                                      ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures, net of proceeds from sales and removal
        costs ............................................................              (16,227)              (28,217)
        Business acquisition costs, net of cash acquired of $1,003 .......             (158,677)                   --
        Proceeds from sale of temporary investments ......................                   --                34,671
        Purchase of temporary investments ................................                   --               (26,002)
        Investments in and advances to affiliates ........................               (1,567)               (9,259)
        Returns of investments and repayments from
        affiliates .......................................................                  550                   453
                                                                                      ---------             ---------
          Net Cash Used In Investing Activities from Continuing Operations             (175,921)              (28,354)
                                                                                      ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends on common stock ........................................               (4,574)               (2,579)
        Payments on long-term debt .......................................              (44,991)                  (51)
        Proceeds from long-term debt financing ...........................              160,000                    --
        Payment of debt issuance costs ...................................               (7,999)                   --
        Net proceeds from (payments on) revolving lines of
        credit ...........................................................              (11,757)               25,233
        Proceeds from issuance of common stock ...........................                  739                   263
        Purchase of treasury stock .......................................                 --                    (931)
                                                                                      ---------             ---------
          Net Cash Provided By Financing Activities from
          Continuing Operations ..........................................               91,418                21,935
                                                                                      ---------             ---------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS .........................              (68,433)                1,112

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
        Cash Provided by (Used in) Operating Activities of
        Discontinued Operations ..........................................                 (382)                  865
        Cash Provided by (Used in) Investing Activities of
        Discontinued Operations ..........................................               75,446                (4,944)
                                                                                      ---------             ---------
        Net Cash Provided By (Used In ) Discontinued Operations ..........               75,064                (4,079)
                                                                                      ---------             ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................                6,631                (2,967)
CASH AND CASH EQUIVALENTS
          BEGINNING OF PERIOD ............................................                  615                 3,527
                                                                                      ---------             ---------
          END OF PERIOD ..................................................            $   7,246             $     560
                                                                                      =========             =========



                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

              For the nine months ended September 30, 2002 and 2001
                                 (In thousands)
                                  (Unaudited)


                                                                               2002                         2001
                                                                      ----------------------      -----------------------
                                                                      SHARES         AMOUNT       SHARES          AMOUNT
                                                                      ------        --------      ------        ---------
COMMON STOCK
        Balance at beginning of year .........................         7,639        $  1,219       7,608        $   1,214
        Common stock issued for acquisition ..................         7,877           1,260          --               --
        Common stock issued for Employee Stock Purchase,
        Long-Term Incentive and Dividend Reinvestment Plans ..           137              22          24                3
        Common stock issued for stock options exercised ......            42               7          --               --
                                                                      ------        --------      ------        ---------
        Balance at September 30 ..............................        15,695           2,508       7,632            1,217
                                                                      ------        --------      ------        ---------
ADDITIONAL PAID-IN CAPITAL
        Balance at beginning of year .........................                        39,956                       39,374
        Common stock issued for acquisition ..................                       115,668                           --
        Common stock issued for Employee Stock Purchase, Long-
        Term Incentive and Dividend Reinvestment Plans .......                         1,890                          442
        Common stock issued for stock options exercised ......                           383                           --
                                                                                    --------                    ---------
        Balance at September 30 ..............................                       157,897                       39,816
                                                                                    --------                    ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        Balance at beginning of year .........................                        (2,833)                         467
        Unrealized gain (loss) on investments ................                        (2,042)                       1,584
        Loss realized on other-than-temporary decline in value
        of investments, net of tax ...........................                         1,825                           --
                                                                                    --------                    ---------
        Balance at September 30 ..............................                        (3,050)                       2,051
                                                                                    --------                    ---------
RETAINED EARNINGS
        Balance at beginning of year .........................                        10,637                       18,366
        Net income (loss) ....................................                        51,135                          (87)
        Dividends on common stock: $.38, $.38 per share ......                        (4,766)                      (2,761)
                                                                                    --------                    ---------
        Balance at September 30 ..............................                        57,006                       15,518
                                                                                    --------                    ---------
TREASURY STOCK
        Balance at beginning of year .........................          (277)         (5,104)       (226)          (4,059)
        Treasury stock acquired ..............................            --              --         (52)            (995)
                                                                      ------        --------     -------        ---------
        Balance at September 30 ..............................          (277)         (5,104)       (278)          (5,054)
                                                                      ------        --------     -------        ---------
        TOTAL SHAREHOLDERS' EQUITY ...........................        15,418        $209,257       7,354        $  53,548
                                                                      ======        ========     =======        =========



                                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              SEPTEMBER 30                SEPTEMBER 30
                                                                        ----------------------      -----------------------
                                                                          2002           2001          2002          2001
                                                                        -------       --------      --------        -------
COMPREHENSIVE INCOME (LOSS)
        Net income (loss) .......................................       $    (9)      $  2,674      $ 51,135        $   (87)
        Unrealized gain (loss) on investments, net of income
          taxes of ($105), $277, ($1,303) and $941 ..............          (174)           429        (2,042)         1,584
        Loss realized on other-than-temporary decline in value of
          investments, net of tax of $1,387 .....................            --             --         1,825             --
                                                                        -------       --------      --------       --------
        Total comprehensive income (loss) .......................       $  (183)      $  3,103      $ 50,918       $  1,497
                                                                        =======       ========      ========       ========



                See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E. On May 24, 2002, D&E completed its acquisition of Conestoga Enterprises, Inc. (Conestoga). The following subsidiaries of Conestoga are included in D&E's September 30, 2002 results since the date of the completion of the acquisition:

     o The Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company, which are incumbent rural local exchange carriers providing both regulated and nonregulated communication services;

     o CEI Networks, Inc., which provides long distance and competitive local telephone services;

     o Infocore, Inc., which provides communication consulting services including the design and installation of communications systems;

     o   Conestoga Investment Corporation, an investment holding company;

     o Conestoga Mobile Systems, which provides paging communication services and has been reported as a discontinued operation; and

     o Conestoga Wireless Company, which provides wireless personal communication services (PCS) and has been reported as a discontinued operation.

     The accompanying financial statements are unaudited and we have prepared them pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly our results of operations, financial position and cash flows for the periods presented. Certain items in the financial statements for the three months and nine months ended September 30, 2001 have been reclassified for comparative purposes to conform to the current period's presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E's financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and with D&E's Current Report on Form 8-K related to the completion of its acquisition of Conestoga filed with the Securities and Exchange Commission on June 10, 2002.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)

(2)  ACQUISITION OF BUSINESS

     On May 24, 2002, we completed the acquisition of Conestoga Enterprises, Inc. (Conestoga), a neighboring rural local telephone company providing integrated communications services throughout the eastern half of Pennsylvania. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp., a wholly owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002.

     As of September 30, 2002, the purchase price allocation has been determined by D&E based on preliminary reports of independent appraisers. The allocation includes recognition of further adjustments to tangible assets and liabilities to state them at their fair values, and recognition of additional identifiable intangible assets at their fair values. The residual effect of such adjustments was recorded as goodwill. D&E will finalize the valuation during the fourth quarter of 2002. The preliminary purchase-price allocation for the Conestoga acquisition follows:


Consideration paid:
   Cash consideration to Conestoga stockholders                                             $149,422
   Transaction costs ($937 paid in 2001 and $5,401 paid in 2002)                               6,375
   D&E stock to Conestoga stockholders (7,876,655 shares) at $14.57 per share                114,763
     based on 3-day average market price per share prior to close of the merger on May 24, 2002
   Fair value of Conestoga stock options                                                       2,165
                                                                                             -------
         Purchase price                                                                      272,725
                                                                                             -------
Assets acquired:
   Cash                                                                                       $1,003
   Accounts receivable                                                                        10,144
   Inventories                                                                                 2,016
   Prepaid expenses                                                                           14,596
   Other current assets                                                                          103
   Property, plant and equipment                                                             112,259
   Other non-current assets                                                                    5,399
   Net assets of wireless and paging operations, held for sale                                18,715
   Customer base (3-8 year life)                                                              38,000
   Goodwill                                                                                  217,143
                                                                                            --------
Total assets acquired                                                                       $419,378
                                                                                            ========
Liabilities assumed:
   Long-term debt and lines of credit                                                        $79,178
   Accounts payable and accrued liabilities                                                    8,246
   Accrued transaction costs of Conestoga
       ($4,857 paid through September 30, 2002)                                                5,704
   Accrued taxes                                                                              10,212
   Advance billings, customer deposits and other                                               1,208
   Deferred income taxes                                                                      35,462
   Other                                                                                       3,877
   Capital lease obligations                                                                   2,766
                                                                                             -------
         Total liabilities assumed                                                           146,653
                                                                                             -------
Net assets acquired                                                                         $272,725
                                                                                             =======

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)


               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)

     As part of the purchase price, D&E has accrued approximately $3,099 for the estimated costs of severance and retention bonuses to be paid to Conestoga employees. Also included in the opening balance sheet were $2,605 of unpaid merger advisor fees. These accruals comprise the accrued transaction costs of Conestoga.

     The statement of operations include $973 of costs related to the merger including $839 of costs related to an abandoned debt offering contemplated to finance the acquisition, as well as $134 of severance costs for terminating certain D&E employees as a result of the merger. D&E terminated 43 employees as of September 30, 2002 and approximately 10 additional employees will be terminated. Most of the remaining severance payments will be made during the remainder of 2002.

     The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Conestoga acquisition had occurred as of the beginning of each of the periods presented. The following unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor of the results that D&E may experience in the future.

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                        ------------         ------------------------
                                                           2001                 2002           2001
                                                          -------            --------        --------
        Pro forma operating revenues                      $41,512            $122,885        $120,342
        Pro forma income (loss) before
             extraordinary items                          $ 3,479            $ 52,178        $  2,148
        Pro forma net income                              $ 3,479            $ 52,178        $  2,225
        Pro forma income (loss) per share                 $  0.23            $   3.46        $   0.15


(3)  INTANGIBLE ASSETS

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

     SFAS 142 also requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the D&E's goodwill. We will perform this assessment annually during the fourth quarter beginning in the fourth quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.

     The annual assessment will be performed by an independent appraisal firm. In performing the evaluation to determine if an impairment exists, the appraisal firm is expected to use information from various sources including, but not limited to, current stock price, transactions involving similar companies,

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)

the business plan prepared by management and current and past operating results of the Company among other information. The estimates used by the appraisal firm may be different from those used by management in the preparation of its business plan or from the current operating results of the Company and those differences may be material. The assessment could be impacted by future events such as, the stock price of the Company, being either higher or remaining at current or lower prices for a significant period of time, transactions announced or completed prior to the completion of the evaluation, regulatory or other developments as well as the actual operating results of the Company.

     The elimination of goodwill amortization, net of tax, would have reduced net loss by approximately $253 for the three months and $726 for the nine months ended September 30, 2001, or $0.03 and $0.06 respectively per basic and diluted share. Pro forma net loss and loss per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                                                        THREE MONTHS                         NINE MONTHS ENDED
                                                      ENDED SEPTEMBER 30,                      SEPTEMBER 30,
                                                  --------------------------            -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT
      PER SHARE AMOUNTS)                            2002              2001                 2002                2001
------------------------------                    -------          ---------            ----------          ---------
Income (loss) before
      extraordinary item                         ($   9)           $   2,674            $   51,136            ($  194)
Extraordinary item                                   --                   --                    --                107
                                                 ------            ---------            ----------            -------
Reported net income (loss)                       ($   9)           $   2,674            $   51,136            ($   87)
Add: Goodwill amortization                           --                  253                    --                726
                                                 ------            ---------            ----------            -------
Adjusted net income (loss)                       ($   9)           $   2,927            $   51,136                639
                                                 -------           ---------            ----------            -------
Basic and diluted earnings per share:
   Income (loss) before
   extraordinary item                            ($0.00)           $    0.36            $     4.57            ($ 0.03)
Extraordinary item                                   --                   --                    --               0.02
                                                  -----            ---------            ----------            -------
Reported net income (loss)                       ($0.00)           $    0.36            $     4.57            ($ 0.01)
Add: Goodwill amortization                           --                 0.04                    --               0.10
                                                  -----            ---------            ----------            -------
Adjusted net income (loss)                       ($0.00)           $    0.40            $     4.57             $ 0.09
                                                  -----            ---------            ----------            -------


     As a result of the Conestoga acquisition described in Note 2 as well as previous acquisitions, the intangible assets and related accumulated amortization recorded on our balance sheets are as follows:

                                        AS OF SEPTEMBER 30, 2002               AS OF DECEMBER 31, 2001
                                      -----------------------------           -----------------------------
                                        GROSS                                 GROSS
                                      CARRYING          ACCUMULATED          CARRYING          ACCUMULATED
                                       AMOUNT          AMORTIZATION           AMOUNT           AMORTIZATION
                                      --------         ------------           -------         -------------
Customer base                         $ 38,000          $ (1,886)             $    --             $   --
Non-compete agreements                   1,424              (640)               1,450               (433)
                                         -----              -----               -----               -----
Total                                 $ 39,424          $ (2,526)             $ 1,450            $  (433)
                                        ======             =====                =====                ===

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)


     Aggregate amortization expense related to these intangible assets recorded for the nine-months ended September 30, 2002 was $2,093. Estimated amortization expense for succeeding years is as follows:

        For the year ended:
           December 31, 2002                                       $3,579
           December 31, 2003                                        5,944
           December 31, 2004                                        5,944
           December 31, 2005                                        5,041
           December 31, 2006                                        4,326

(4)  DISCONTINUED OPERATIONS

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

     On April 1, 2002, D&E consummated its sale of PCS ONE. The related contract services D&E provided to PCS ONE were terminated subsequent to the sale, after a six month post closing period.

     Upon completion of the sale, we received $74,168 in cash, subject to post closing adjustments as set forth in the sale agreement. These adjustments were finalized in the third quarter of 2002 and resulted in additional cash proceeds of $2,287, which were collected in October, 2002. In addition, we received equipment with a fair value of approximately $2,014. Selling and other estimated costs, offset by post-closing adjustments, are approximately $1,542 and associated income taxes are estimated at $29,325. The gain on sale recognized was $55,413 after eliminating the $10,098 liability for the equity in net losses of discontinued D&E Wireless operations in excess of investments and advances. The proceeds from the sale of PCS ONE were used to help finance the acquisition of Conestoga Enterprises, Inc. (see Note 2).

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)


     Summarized financial information for the discontinued operations of D&E Wireless Services is as follows:

                                                        THREE MONTHS                              NINE MONTHS
                                                     ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                -----------------------------             -----------------------------
                                                  2002                 2001                 2002                 2001
                                                --------             --------             --------             --------
Revenue                                         $    729             $  3,133             $  4,741             $  8,704
Expenses                                             709                2,822                4,299                7,932
                                                --------             --------             --------             --------
    Operating income                                  20                  311                  442                  772
Equity in net loss of PCS ONE                         --               (2,315)              (1,605)              (7,359)
Phase-out losses deferred until sale                  --                   --                1,268                   --
Gain on sale of PCS ONE                             (162)                  --               84,738                   --
Other income                                          --                   61                 --                     93
                                                --------             --------             --------             --------
    Income (loss) from D&E wireless
       Operations before taxes                      (142)              (1,943)              84,843               (6,494)
Income taxes                                         138                 (390)              29,337               (1,942)
                                                --------             --------             --------             --------
    Income (loss) from D&E wireless
       Operations, net of taxes                 $   (280)            $ (1,553)            $ 55,506             $ (4,552)
                                                --------             ========             ========             ========


     The summarized results of operations of PCS ONE were as follows:

                                                        THREE MONTHS                          NINE MONTHS
                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                  ------------------------             ---------------------------
                                                  2002               2001               2002                2001
                                                  -----           --------             -------             -------
Net sales                                         $  --           $ 13,485             $12,312             $33,751
Net loss                                          $  --           $ (4,630)             (3,211)            (14,718)
Our share of loss                                 $  --           $  2,315              (1,605)             (7,359)


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

     On November 12, 2002, we entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC ("Keystone"), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers-based company that owns and manages wireless communications systems throughout the United States. Upon completion of the sale, CWC will receive $10.0 million in cash and D&E will receive $10.0 million in a secured promissory note issued by Keystone, each subject to certain purchase price adjustments to be determined after closing. Proceeds from the sales price, including adjustments, less costs to sell are estimated at the $18,500 value recorded in the balance sheet and there will be no gain or loss recorded as a result of a sale. The sale is subject to final regulatory approval by the Federal Communications Commission and other customary closing conditions.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)

     The carrying amount of the major classes of assets included as part of the Conestoga wireless business to be sold, excluding Paging Services assets listed below, are as follows:

                                                               SEPTEMBER 30, 2002
                                                               ------------------
Inventories                                                         $ 1,250
Property & equipment                                                 16,050
PCS licenses                                                          1,200
                                                                    -------
     Total                                                          $18,500
                                                                    -------

     Summarized income statement information for the discontinued operations of the Conestoga wireless segment were as follows:

                                             MAY 24, 2002 TO         THREE MONTHS ENDED          NINE MONTHS ENDED
                                              JUNE 30, 2002          SEPTEMBER 30, 2002          SEPTEMBER 30, 2002
                                             ---------------        --------------------        --------------------
Revenue                                          $      765              $     3,271                 $    4,036
Expenses                                              1,045                    3,687                      4,732
                                                      -----                    -----                      -----
     Operating loss                                    (280)                    (416)                      (696)
Income taxes (benefit)                                 (121)                    (123)                      (244)
                                                       ----                    -----                      -----
     Loss from Conestoga wireless
         operations, net of taxes                $     (159)             $      (293)                $     (452)
                                                        ---                      ---                        ---

PAGING SERVICES

     During the third quarter, we committed to a plan to sell the assets of Conestoga Mobile Systems' and D&E's paging operations. We expect to sell the business within a year. No liabilities are expected to be included as part of the sale. The carrying amount of the major classes of assets included as part of the business to be sold are as follows:


                                                              SEPTEMBER 30, 2002
                                                              ------------------
Inventories                                                         $ 47
Property & equipment                                                 168
                                                                    ----
     Total                                                          $215
                                                                    ----

     Summarized income statement information for the discontinued operations of the paging services were as follows:

                                                          THREE MONTHS               NINE MONTHS
                                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                    -----------------------     ---------------------
                                                     2002             2001        2002          2001
                                                    ------           ------     -------        ------
         Revenue                                    $  183           $   24     $   294        $   78
         Expenses                                      166               17         290            99
                                                       ---               --         ---           ---
         Operating income (loss)                        17                7           4          ( 21)
         Income taxes (benefit)                          7                3           2          (  8)
                                                      ----               --        ----         -----
         Income (loss) from Paging
           operations, net of taxes                $    10           $    4     $     2        ($  13)


                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)


(5)  INVESTMENTS IN AFFILIATED COMPANIES

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

     As a result of the transactions described above, D&E now has a 31.00% direct ownership in Pilicka and an indirect 7.52% ownership in Pilicka, through its continuing one-third interest in EuroTel. D&E accounts for both its investment in EuroTel and its investment in Pilicka using the equity method of accounting.

     The summarized results of operations of EuroTel were as follows:


                                                                  THREE MONTHS               NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                            -------------------------     ---------------------
                                                              2002              2001       2002          2001
                                                            -------           -------     -------       -------
Net sales                                                   $    --           $ 1,868     $    --       $ 5,542
Net income (loss)                                            (1,683)           15,411      (2,730)       16,737
Our share of income (loss)                                     (561)            5,137        (910)        5,579


     The summarized results of operations of Pilicka were as follows:

                                                                  THREE MONTHS                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               -------------------           -------------------
                                                                      2002                           2002
                                                                    --------                       --------
Net sales                                                            $2,235                        $ 6,958
Net loss                                                             $ (753)                       $(2,677)
Our share of loss                                                    $ (234)                       $  (830)
Investment amortization                                              $ (119)                       $  (351)
Total loss                                                           $ (353)                       $(1,181)


                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)

(6)  ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30. However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company adopted SFAS No. 144 effective January 1, 2002. We have determined that there is no impairment to any long-lived assets. We have also accounted for the planned sale of the Conestoga wireless operations and the combined Conestoga and D&E paging operations in accordance with SFAS 144 (Note 3).

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

(7)  LONG-TERM DEBT

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)


                                      INTEREST RATE
                                     AT SEPTEMBER 30,                  SEPTEMBER 30,       DECEMBER 31,
DESCRIPTION                               2002            Maturity          2002                2001
--------------------------         ------------------     --------     -------------       ------------
Senior Secured Revolving
    Credit Facility                      5.81%              2009         $   32,250          $  8,000
Senior Secured Term Loan B               5.95%              2010            125,000                --
Senior Secured Term Loan A               6.07%              2011             50,000            50,000
Secured Term Loan                        9.34%              2014             20,000                --
Secured Term Loan                        9.36%              2014             15,000                --
Capital lease obligations                                                     2,879               176
                                                                         ----------           -------
                                                                            245,129            58,176
Less current maturities                                                         129                52
                                                                         ----------           -------
Total long-term debt                                                      $ 245,000           $58,124
                                                                         ==========           =======



     Senior Secured Revolving Credit Facility:
     The Senior Secured Revolving Credit Facility ("Credit Facility") is a $75,000 8 1/2-year senior secured reducing revolving credit facility. The Credit Facility requires interest only payments for two years initially with increasing quarterly principal reductions of the amount available to borrow beginning in the third quarter of 2004 and continuing through the fourth quarter of 2009. Interest is payable at a base rate or at one, two, three or six month LIBOR rates plus an applicable margin based on our leverage ratio. At September 30, 2002 the interest rate was 5.81%. The Credit Facility also requires a quarterly commitment fee on the unused portion.

     Senior Secured Term Loan B:
     We have outstanding a new 8 1/2-year variable rate Senior Secured Term Loan B ("Term Loan B") for $125,000. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. At September 30, 2002 the average interest rate was 5.95%. Term Loan B requires interest only payments for two years initially with increasing quarterly principal payments beginning in the third quarter of 2004 and continuing through the fourth quarter of 2010.

     Senior Secured Term Loan A:
     The Secured Senior Term Loan A ("Term Loan A") bears interest at a base rate or at either the U.S. prime rate plus 2.00% to 3.125% or at LIBOR plus 2.625% to 4.125%, depending on our leverage ratio. At September 30, 2002 the average interest rate was 6.07%. The Term Loan A requires interest only payments for three years initially with increasing quarterly principal payments beginning in the third quarter of 2004 and continuing through the second quarter of 2011.

     9.34% Secured Term Loan:
     The 9.34% Secured Term Loan was assumed as a result of the Conestoga acquisition (Note 2) and has been recorded at its book value, which approximates fair value. The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 beginning in 2005 and continuing through 2014.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)


     9.36% Secured Term Loan:
     The 9.36% Secured Term Loan was assumed as a result of the Conestoga acquisition (Note 2) and has been recorded at its book value, which approximates fair value. The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 beginning in 2005 and continuing through 2014.

     Our indebtedness requires that we maintain certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. At September 30, 2002, we were in compliance with all covenants. We are also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.

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


     At December 31, 2001, we had $1,757 outstanding under our lines of credit with domestic banks. As of May 24, 2002 in connection with the obtaining of our new revolving credit facility, we terminated our lines of credit and repaid all amounts outstanding.

     Capital lease obligations:
     As a result of the Conestoga acquisition, we assumed a long-term lease agreement for a building that requires monthly rent payments of approximately $24, including interest at 7.95% through April 2020. In addition, D&E has equipment leases that require monthly payments of $5 through October 2004.

(8)  INVESTMENTS, AVAILABLE-FOR-SALE

     During the second quarter of 2002, the company determined that the decline in value of two of its available-for-sale securities was other than temporary. As such, D&E recorded a $2,999 realized loss with a corresponding tax benefit of $1,174.

(9)  BUSINESS SEGMENT DATA

     Our segments, excluding the Wireless Services and Paging segments, which are now reported as discontinued segments, are RLEC, CLEC, Internet Services and Systems Integration. In the first quarter of 2002 we renamed our ILEC segment our "RLEC" segment and our Networking Services segment our "Systems Integration" segment to better define these businesses. The measure of profitability for our segments is operating income.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)

                                   (Unaudited)



Financial results for D&E's business segments are as follows:


                                    EXTERNAL REVENUES              INTERSEGMENT REVENUES              OPERATING INCOME (LOSS)
                               --------------------------        ---------------------------        --------------------------
                                   THREE MONTHS ENDED               THREE MONTHS ENDED                 THREE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,                       SEPTEMBER 30,
                               --------------------------        ---------------------------        --------------------------
    SEGMENT                      2002              2001           2002                2001           2002                2001
    -------                    -------            -------        -------             -------        -------             ------
RLEC ..............            $25,518            $10,754        $ 2,384             $ 1,372        $ 9,027            $ 1,230
CLEC ..............              7,716              1,560            146                 108         (1,253)            (1,186)
Internet Services .              1,226                583            107                   7            (94)              (593)
Systems Integration              6,201              6,035              7                  44           (567)              (855)
Corporate, Other
 and Eliminations .              1,305                560         (2,644)             (1,531)          (300)               (56)
                               -------            -------        -------             -------        -------            -------
Total .............            $41,966            $19,492        $    --             $    --        $ 6,813            $(1,460)
                               =======            =======        =======             =======        =======            =======


                                    EXTERNAL REVENUES              INTERSEGMENT REVENUES              OPERATING INCOME (LOSS)
                               --------------------------        ---------------------------        --------------------------
                                   THREE MONTHS ENDED               THREE MONTHS ENDED                 THREE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,                       SEPTEMBER 30,
                               --------------------------        ---------------------------        --------------------------
    SEGMENT                      2002               2001           2002                2001           2002               2001
    -------                     -------            -------       --------            --------       --------           --------
RLEC ..............            $ 50,985            $ 30,787       $ 4,185            $  3,557       $ 13,029           $  6,134
CLEC ..............              13,308               4,970           373                 219         (3,138)            (2,776)
Internet Services .               3,086               1,201           150                  18           (563)            (1,733)
Systems Integration              17,687              17,384            32                  82         (1,895)            (2,768)
Corporate, Other
 and Eliminations .               2,542               2,162        (4,740)             (3,876)          (537)              (149)
                                -------            --------       -------             -------        -------           --------
Total .............            $ 87,608            $ 56,504       $    --            $     --       $  6,896           $ (1,292)
                                =======            ========       =======             =======        =======           ========

                                        SEGMENT ASSETS
                               ------------------------------
                               SEPTEMBER             DECEMBER
    SEGMENT                    30, 2002              31, 2001
    -------                    ---------            ---------
RLEC ..............            $ 449,752            $ 151,303
CLEC ..............               57,244               12,232
Internet Services .                4,216                1,775
Systems Integration               15,708               14,787
Corporate, Other
 and Eliminations .               24,969              (37,219)
                               ---------            ---------
Total .............            $ 551,889            $ 142,878
                               =========            =========

  The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:


                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                            ---------------------------             ---------------------------
                                                              2002               2001                2002                 2001
                                                            -------             -------             -------             -------
Operating income (loss) from reportable segments            $ 7,113             $(1,404)            $ 7,433             $(1,143)
Corporate, other and eliminations ..............               (300)                (56)               (537)               (149)
Equity in net income (losses) of affiliates ....               (914)              5,137              (2,091)              5,579
Interest expense ...............................             (4,383)               (682)             (7,139)             (1,600)
Loss on investments ............................                 --                  --              (2,999)                 --
Other, net .....................................                 91                 346                 292               1,090
                                                            -------             -------             -------             -------
Income (loss) from continuing operations
 before income taxes and dividends
 on utility preferred stock ....................            $ 1,607             $ 3,341             $(5,041)            $ 3,777
                                                            =======             =======             =======             =======

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        (Dollar amounts are in thousands)

     The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and nine months ended September 30, 2001 have been reclassified for comparative purposes.

   OVERVIEW

     We are a leading rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local telephone company, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of three other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our edge-out markets. We offer our customers a comprehensive package of communications services including local and long distance telephone, high speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions.

     Our segments, excluding the wireless services and paging segments, which, as discussed below, are now reported as discontinued segments, are RLEC, CLEC, Internet Services and Systems Integration. In the first quarter of 2002 we renamed our ILEC segment our "RLEC" segment and our Networking Services segment our "Systems Integration" segment to better define these businesses. The measure of profitability for our segments is operating income.

     Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists of switched access paid by long distance companies who utilize our network for the origination and completion of toll calls and special access paid by telecommunication companies and end-users for the installation and use of dedicated circuits. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and PhoneGuard(TM), a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

     Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of switched access paid by long distance companies who utilize our network for the origination and completion of toll calls and special access paid by telecommunication companies and end-users for the installation and use of dedicated circuits. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting,

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


caller ID, voicemail and PhoneGuard(TM). Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

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

     We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities and costs related to the provision of DSL and dial-up Internet services in our RLEC and CLEC territories. We believe that our capital expenditures related to CLEC access line growth are generally associated with additional customers and therefore tend to result in incremental revenue. We believe that our additional capital expenditures relating to our investment in software and systems will provide us with a competitive advantage in the marketplace and generally allow for corresponding reductions in operating expenses through increased operating efficiencies.

     As of December 31, 2001, we owned a one-third investment in EuroTel L.L.C. (EuroTel), a domestic corporate joint venture. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company that held a 100% investment in Pilicka Telefonia, Sp.zo.o (Pilicka), a telecommunications company located in Poland.

     As of December 31, 2001, PenneCom was indebted to EuroTel and the investors in EuroTel, including D&E. PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness to EuroTel and the founders by transferring PenneCom's entire equity interests in

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

Pilicka to EuroTel and the founders. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. As a result of these transactions, we now have a 31.00% direct ownership in Pilicka and a 7.52% indirect ownership in Pilicka, through our continuing one-third interest in EuroTel. We account for both our investment in EuroTel and Pilicka using the equity method of accounting. We currently are exploring strategic alternatives with regard to these investments.

     On April 1, 2002, we completed the sale of our investment in PCS ONE, whose results, along with related contract services provided to PCS ONE, have been reported as a discontinued segment.

     On May 24, 2002, we completed our acquisition of Conestoga Enterprises, Inc. ("Conestoga"), a neighboring rural local exchange carrier providing integrated communications services throughout the eastern half of Pennsylvania. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp. (the "Merger Sub"), a wholly-owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002 (the "Merger Agreement"), by and among D&E, Conestoga and the Merger Sub (the "Merger"). We paid cash consideration of $149,422 and issued 7,876,655 shares of D&E common stock to Conestoga shareholders pursuant to the Merger Agreement. We also assumed existing indebtedness of Conestoga and outstanding options issued pursuant to Conestoga equity compensation plans.

     In connection with the Merger, we entered into an Amended and Restated Credit Agreement dated May 24, 2002 (the "Credit Agreement") with CoBank, ACB ("CoBank"), as a lender and administrative agent and certain other lenders. The Credit Agreement provides for a new $125 million 8-1/2 year variable rate senior secured term loan and a $25 million increase to our existing $50 million revolving credit facility provided by CoBank. The Credit Agreement is also the governing document for our existing $50 million term loan from CoBank. On May 24, 2002, we borrowed the $125 million term loan and $35 million under the revolving credit facility. These borrowings, along with proceeds from the sale of our interest in PCS ONE, were used to pay the cash portion of the Merger as well as to repay certain existing indebtedness and related fees and expenses. The $125 million term loan and borrowings under the $75 million revolving credit facility bear interest at our option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. The $50 million term loan bears interest at our option at either the U.S. prime rate plus 2.00% to 3.125% or at LIBOR plus 2.625% to 4.125%, depending on our total leverage ratio. We are also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.

     Conestoga's wireless business and Conestoga and D&E's paging businesses are held for sale and have been reported as discontinued operations.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

     In connection with the integration of the Conestoga acquisition, we reviewed certain of our access line count methodologies. As a result of this process, the total number of our RLEC access lines was adjusted upward by 526 lines from the number of RLEC lines reported at June 30, 2002. In addition, the total number of our CLEC lines was adjusted downward by 2,879 lines from the number of CLEC lines reported at June 30, 2002. The count correction and conforming the methodology had no impact on revenues or expenses. We believe that at September 30, 2002 our count methodologies are applied consistently throughout our organization.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


RESULTS OF OPERATIONS

         The following table is a summary of our operating results by segment for the three months ended September 30, 2002 and 2001:

                                                                                                CORPORATE,
                                                                 INTERNET        SYSTEMS         OTHER AND       TOTAL
                                         RLEC        CLEC        SERVICES      INTEGRATION     ELIMINATIONS     COMPANY
                                       -------      -------      --------      -----------     ------------     -------
 THREE MONTHS ENDED
 SEPTEMBER 30, 2002
--------------------
Revenues - External                    $25,518      $ 7,716       $ 1,226          $ 6,201       $  1,305     $ 41,966
Revenues - Intercompany                  2,384          146           107                7         (2,644)          --
                                       -------      -------       -------          -------        -------     --------
Total Revenues                          27,902        7,862         1,333            6,208         (1,339)      41,966
                                       -------      -------       -------          -------        -------     --------

Depreciation and Amortization            5,609        1,224           143              298           (210)       7,064
Other Operating Expenses                13,266        7,891         1,284            6,477           (829)      28,089
                                       -------      -------       -------          -------        -------     --------
Total Operating Expenses                18,875        9,115         1,427            6,775         (1,039)      35,153
                                       -------      -------       -------          -------        -------     --------

Operating Income (Loss)                  9,027       (1,253)          (94)            (567)          (300)       6,813
                                       -------      -------       -------          -------        -------     --------

Adjusted EBITDA (1)                     14,636         (29)            49             (269)         ( 510)      13,877
                                       -------      -------       -------          -------        -------     --------

Net cash provided by
   continuing operating activities                                                                              10,622
Net cash provided by / used in
   continuing investing activities                                                                              (5,721)
Net cash provided by / used in
   financing activities                                                                                         (4,545)

 THREE MONTHS ENDED
 SEPTEMBER 30, 2001
--------------------

Revenues - External                    $10,754      $ 1,560       $   583          $ 6,035       $    560     $ 19,492
Revenues - Intercompany                  1,372          108             7               44        (1,531)           --
                                       -------      -------       -------          -------        -------     --------
Total Revenues                          12,126        1,668           590            6,079          (971)       19,492
                                       -------      -------       -------          -------        -------     ---------

Depreciation and Amortization            2,913          149            69              769             83        3,983
Other Operating Expense                  7,983        2,705         1,114            6,165           (998)      16,969
                                       -------      -------       -------          -------        -------     --------
Total Operating Expenses                10,896        2,854         1,183            6,934           (915)      20,952
                                       -------      -------       -------          -------        -------     --------

Operating Income (Loss)                  1,230       (1,186)         (593)            (855)           (56)      (1,460)
                                       -------      -------       -------          -------        -------     --------

Adjusted EBITDA (1)                      4,143       (1,037)         (524)             (86)            27        2,523
                                       -------      -------       -------          -------        -------     --------

Net cash provided by / used in
   continuing operating activities                                                                                (207)
Net cash provided by / used in
   continuing investing activities                                                                              (7,697)
Net cash provided by
   financing activities                                                                                          2,138


                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

     The following table is a summary of our operating results by segment for the nine months ended September 30, 2002 and 2001:

                                                                                                 CORPORATE,
                                                                  INTERNET        SYSTEMS         OTHER AND       TOTAL
                                        RLEC         CLEC         SERVICES      INTEGRATION     ELIMINATIONS     COMPANY
                                       -------      -------       --------      -----------     ------------     -------
     NINE MONTHS ENDED
    SEPTEMBER 30, 2002
    ------------------
Revenues - External                    $50,985      $13,308        $3,086         $ 17,687         $2,542     $ 87,608
Revenues - Intercompany                  4,185          373           150               32         (4,740)          --
                                         -----          ---           ---               --        -------       ------
Total Revenues                          55,170       13,681         3,236           17,719         (2,198)      87,608
                                        ------       ------         -----           ------        -------       ------

Depreciation and Amortization           12,884        1,893           352              944            446       16,519
Other Operating Expenses                29,257       14,926         3,447           18,670         (2,107)      64,193
                                        ------       ------         -----           ------        -------       ------
Total Operating Expenses                42,141       16,819         3,799           19,614         (1,661)      80,712
                                        ------       ------         -----           ------        -------       ------

Operating Income (Loss)                 13,029       (3,138)         (563)          (1,895)          (537)       6,896
                                        ------      -------         -----          -------          -----        -----

Adjusted EBITDA (1)                     25,913       (1,245)         (211)            (951)           (91)      23,415
                                        ------      -------         -----            -----           ----       ------

Net cash provided by
   Continuing operating activities                                                                              16,070
Net cash provided by/used in
   Continuing investing activities                                                                            (175,921)
Net cash provided by
   Financing activities                                                                                         91,418


                                                                                                CORPORATE,
                                                                  INTERNET        SYSTEMS        OTHER AND      TOTAL
                                        RLEC         CLEC         SERVICES      INTEGRATION    ELIMINATIONS    COMPANY
                                       -------      -------       --------      -----------    ------------    -------
     NINE MONTHS ENDED
    SEPTEMBER 30, 2002
    ------------------
Revenues - External                   $ 30,787      $ 4,970       $ 1,201         $ 17,384        $ 2,162     $ 56,504
Revenues - Intercompany                  3,557          219            18               82         (3,876)          --
                                         -----          ---            --               --        -------       ------
Total Revenues                          34,344        5,189         1,219           17,466         (1,714)      56,504
                                        ------        -----         -----           ------        -------       ------

Depreciation and Amortization            8,092          565           164            2,075            304       11,200
Other Operating Expense                 20,118        7,400         2,788           18,159         (1,869)      46,596
                                        ------        -----         -----           ------        -------       ------
Total Operating Expenses                28,210        7,965         2,952           20,234         (1,565)      57,796
                                        ------        -----         -----           ------        -------       ------

Operating Income (Loss)                  6,134       (2,776)       (1,733)          (2,768)          (149)      (1,292)
                                         -----      -------       -------          -------          -----      -------

Adjusted EBITDA (1)                     14,226       (2,211)       (1,569)            (693)           155        9,908
                                        ------      -------       -------            -----            ---        -----

Net cash provided by
   continuing operating activities                                                                              7,531
Net cash provided by/used in
   continuing investing activities                                                                            (28,354)
Net cash provided by
   financing activities                                                                                        21,935


                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

---------------
     (1) We compute Adjusted EBITDA by adding depreciation and amortization expense to operating income. Adjusted EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as a substitute for cash flow from operating activities as a measure of liquidity or a substitute for net income as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

CONSOLIDATED OPERATIONS

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

     Consolidated operating revenues from continuing operations increased $22,474, or 115.3%, to $41,966 for the three months ended September 30, 2002 from $19,492 in the same period of 2001. The revenue increase was primarily due to $24,456 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002 offset by a $1,010 reduction in D&E's RLEC network access revenues and a $1,454 decline in D&E's system integration revenues.

     Consolidated operating income from continuing operations increased $8,273 to an income of $6,813 for the three months ended September 30, 2002 from a loss of $1,460 in the same period of 2001. The increase was primarily related to $5,657 in incremental income attributable to the acquisition of Conestoga. The increase was also partially attributable to improved operating results in D&E's RLEC and Internet Services segments and the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS 142. Goodwill amortization resulted in $384 of expense in the period for 2001.

     Other income and expense was a net expense of $5,206 in the third quarter of 2002 compared to a net income of $4,801 in the same period of the prior year. This net decrease in other income of $10,456 is primarily attributable to (i) a $6,051 decrease in European affiliate income recognized in the third quarter of 2002 as a result of a portion of an arbitration award being included in European affiliate income in the third quarter 2001 and (ii) a $3,701 increase in interest expense in the third quarter of 2002, as a result of increased borrowings to finance the acquisition of Conestoga.

     Income taxes were $1,037 in the third quarter of 2002 compared to a benefit of $898 in the same period of 2001.

     Adjustments to the gain for discontinued operations from D&E Wireless resulted in an after-tax loss of $280 in the third quarter of 2002 primarily from the final post-closing adjustments and

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

transition activity related to the sale of our wireless partnership interest, compared with the loss from D&E's Wireless operations of $1,553 in the third quarter of 2001. The discontinued operations of Conestoga Wireless business and our Paging Service businesses for the third quarter of 2002 was a loss of $283 after taxes as compared to income of $4 from D&E's paging services in 2001.

     Our net loss was $9, or $0.00 per share in the third quarter of 2002 compared to a net income of $2,674, or $0.36 per share in the third quarter of 2001.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

     Consolidated operating revenues from continuing operations increased $31,104 or 55.1% to $87,608 for the nine months ended September 30, 2002 from $56,504 in the same period of 2001. The revenue increase was primarily due to $31,798 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002 as well as an increase of approximately 45% in the number of D&E's customers in our Internet Services segment and 47% more access lines in our CLEC segment before including Conestoga's lines. These revenue increases were offset by decreases in D&E's system integration revenues.

     Consolidated operating income from continuing operations increased $8,188 to an income of $6,896 for the nine months ended September 30, 2002 from a loss of $1,292 in the same period of 2001. The increase was primarily related to $7,431 incremental income attributable to the acquisition of Conestoga, improved operating results in D&E's Internet Services and Systems Integration segments and the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS 142, which resulted in $1,099 of amortization expense in the period for 2001. The increases were partially offset by $839 of financing costs expensed as merger-related costs associated with an abandoned debt offering, $134 of severance charges expensed as merger-related costs for D&E employees terminated as a result of the merger, $285 of stay bonuses to D&E employees working during transition and a charge to bad debt expense of $651 for WorldCom receivables as a result of their bankruptcy filing.

     Other income and expense was a net expense of $11,937 in the first nine months of 2002 compared to a net income of $5,069 in the same period of the prior year. This net decrease in other income of $17,006 is primarily attributable to (i) a $7,670 decrease in European affiliate income recognized in the first nine months of 2002 as a result of a portion of an arbitration award being included in European affiliate income in the first nine months of 2001;
(ii) a $5,539 increase in interest expense in the first nine months of 2002, as a result of increased borrowings to finance the acquisition of Conestoga; and
(iii) the recognition of a loss of $2,999 in 2002 in the nine months ended September 30, 2002 for the decline in market value of certain publicly traded investments that were determined to be other than temporary declines.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

     Income taxes were a benefit of $1,170 in the first nine months of 2002 compared to a benefit of $643 in the same period of 2001.

     Discontinued operations of D&E Wireless resulted in an income of $55,506 after tax in the first nine months of 2002 primarily from the completion of the sale of our wireless partnership interest, compared with the loss from operations of $4,552 in the first nine months of 2001. The discontinued operations of the Conestoga Wireless business and our Paging Services businesses included in the first nine months of 2002 were a loss of $450 after taxes as compared to an after tax loss of $13 from D&E's paging services in 2001.

     Our net income was $51,136, or $4.57 per share in the first nine months of 2002 compared to a net loss of $87, or $0.01 per share in the first nine months of 2001.

RLEC SEGMENT RESULTS

                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                    -------------------------------          --------------------------------
                                     2002        2001        Change           2002         2001        Change
                                    ------      ------       ------          -------      ------       ------
Revenues:
    Local Telephone Service        $ 8,270     $ 3,029     $ 5,241          $ 16,695    $  9,060      $ 7,635
    Network Access                  13,723       6,925       6,798            27,680      19,320        8,360
    Other                            5,909       2,172       3,737            10,795       5,964        4,831
                                    ------      ------      ------            ------      ------       ------
Total Revenues                      27,902      12,126      15,776            55,170      34,344       20,826
                                    ------      ------      ------            ------      ------       ------

Depreciation
  and Amortization                   5,609       2,913       2,696            12,884       8,092        4,792

Other Operating Expenses            13,266       7,983       5,283            29,257      20,118        9,139
                                    ------      ------      ------            ------      ------       ------
Total Operating Expenses            18,875      10,896       7,979            42,141      28,210       13,931
                                    ------      ------       -----            ------      ------       ------

Operating Income                     9,027       1,230       7,797            13,029       6,134        6,895
                                    ------      ------      ------            ------      ------       ------

Access Lines at Sept. 30           146,619      61,962                       146,619      61,962
                                   -------      ------                       -------      ------


     RLEC segment revenues increased $15,776 to $27,902 for the three months ended September 30, 2002 from $12,126 in the same period of 2001. The Conestoga acquisition added $16,172 while our D&E RLEC revenue decreased $396 from the same period of 2001. Our D&E local telephone service revenues increased $804 or 26.6% to $3,833 in the third quarter of 2002, from $3,029 in the same period of 2001, driven by rate increases effective in December 2001 and July 2002. We experienced a decrease of $1,010 or 14.6% to $5,915 in D&E's network access revenues in the third quarter of 2002, from $6,925 in the same period of 2001, as a result of lower call volumes and a decrease in certain network access rate elements. The access line increase was

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


the net result of 648 fewer D&E lines compared to a year earlier, primarily relating to the loss of 488 lines from one customer that relocated its customer service operations outside of our territory, and 84,895 Conestoga lines acquired; plus 410 additions from net adjusted line counts.

     RLEC operating expenses increased $7,979 to $18,875 in the third quarter of 2002 from $10,896 in the same period of the prior year. The Conestoga acquisition added $9,274 while our D&E RLEC expense decreased $1,295. Depreciation expense increased $2,696 as a result of tangible and intangible assets from the Conestoga acquisition and D&E's capital additions. In the third quarter of 2002, we charged bad debt expense $162 for WorldCom receivables as a result of their bankruptcy filing.

     RLEC segment revenues increased $20,826 to $55,170 in the first nine months of 2002 from $34,344 in the same period of 2001. The Conestoga acquisition added $20,921 while our D&E RLEC revenue decreased $95 from the same period of 2001. Our D&E local telephone service revenues increased $1,824 or 20.1% to $10,884 in the first nine months of 2002, from $9,060 in the same period of 2001, driven by rate increases effective in December 2001 and July 2002. We experienced a decrease of $2,088 or 10.8% to $17,232 in D&E's network access revenues in the first nine months of 2002, from $19,320 in the same period of 2001, as a result of lower call volumes and a decrease in certain network access rate elements.

     RLEC operating expenses increased $13,931 to $42,141 in the first nine months of 2002 from $28,210 in the same period of the prior year. The increase was primarily attributable to increased operating expenses from incremental costs associated with the Conestoga acquisition as well as financing costs expensed during the second quarter of 2002 related to an abandoned debt offering, severance related costs and a charge to bad debt expense of $590 for WorldCom receivables as a result of their bankruptcy filing. Depreciation and amortization expense increased $4,792 as a result of tangible and intangible assets from the Conestoga acquisition and D&E's capital additions, primarily a new building placed into service in July 2001.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

CLEC SEGMENT RESULTS

                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                              SEPTEMBER 30                           SEPTEMBER 30,
                                    -------------------------------          --------------------------------
                                     2002        2001        CHANGE           2002         2001        CHANGE
                                    ------      ------       ------          -------      ------       ------
Revenues:
    Local Telephone Service         $1,963        $442        $1,521         $3,564      $1,073        $2,491
    Network Access                   1,088         295           793          2,083       1,040         1,043
    Long Distance                    4,658         872         3,786          7,711       2,454         5,257
    Other                              153          59            94            323         622          (299)
                                    ------      ------        ------         -------      -----        ------
Total Revenues                       7,862       1,668         6,194         13,681       5,189         8,492
                                    ------      ------        ------         -------      -----        ------
Depreciation and
  Amortization                       1,224         149         1,075          1,893         565         1,328
Other Operating Expenses             7,891       2,705         5,186         14,926       7,400         7,526
                                    ------      ------        ------         -------      -----        ------
Total Operating Expenses             9,115       2,854         6,261         16,819       7,965         8,854
                                    ------      ------        ------         -------      -----        ------
Operating Loss                      (1,253)     (1,186)          (67)        (3,138)     (2,776)         (362)
                                    ------      ------        ------          -----       -----        ------

Access Lines at Sept. 30            28,387       6,785                       28,387       6,785
                                    ------       -----                       ------       -----

     CLEC segment revenues increased $6,194 to $7,862 in the third quarter of 2002 from $1,668 in same period of 2001. Of this increase, the Conestoga acquisition added $5,592 while our D&E CLEC revenue increased $602 from the same period of 2001. The D&E increase was primarily from the addition of access lines for new customers that increased basic area service revenues. The access line increase was the result of 3,187 additional D&E lines compared to a year earlier and 20,420 Conestoga lines acquired plus growth of 874 lines in the quarter offset by a 2,879 line count decrease from correcting a Conestoga line count error and conforming the count methodology to D&E's methodology. The count correction and conforming the methodology had no impact on revenue or expenses.

     CLEC operating expenses increased $6,261 to $9,115 in the third quarter of 2002 from $2,854 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market.

     CLEC segment revenues increased $8,492 to $13,681 in the first nine months of 2002 from $5,189 in same period of 2001.The Conestoga acquisition added $7,638 while our D&E CLEC revenue increased $854 from the same period of 2001. The D&E increase was primarily from the addition of access lines for new customers that increased basic area service revenues.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

     CLEC operating expenses increased $8,854 to $16,819 in the first nine months of 2002 from $7,965 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market. The expenses included a charge to bad debt expense of $62 for WorldCom receivables as a result of their bankruptcy filing.

INTERNET SERVICES SEGMENT RESULTS


                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                    -------------------------------          --------------------------------
                                     2002        2001        CHANGE           2002         2001        CHANGE
                                    ------      ------       ------          -------      ------       ------
Revenues                            $1,333        $590         $743           $3,236      $1,219       $2,017
Depreciation and
  Amortization                         143          69           74              352         164          188
Other Operating Expenses             1,284       1,114          170            3,447       2,788          659
                                     -----       -----          ---          -------      ------          ---
Total Operating Expenses             1,427       1,183          244           3,799        2,952          847
                                     -----       -----          ---           -----        -----          ---
Operating Loss                        (94)       (593)          499            (563)      (1,733)       1,170
                                      ----       -----          ---           -----        -----        -----
Customers at September 30
     DSL                            5,138        1,791                        5,138        1,791
     Dial-up Access                12,417        8,431                       12,417        8,431
     Web-hosting Services             590          406                          590          406


     Internet Services segment revenues increased 125.9% to $1,333 in the third quarter of 2002 from $590 in the same period of 2001. This revenue increase is primarily attributable to significant increases in subscribers for dial-up, DSL and web-hosting services in the third quarter of 2002 from the third quarter 2001. The Conestoga acquisition accounted for $269 of the revenue increase. Management anticipates an increase in fourth quarter revenue when the dial-up access service is expected to be offered in the Conestoga territories.

     Internet Services segment operating expenses increased 20.7% to $1,427 in the third quarter of 2002 from $1,183 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base; however, the spreading of fixed operating costs over a larger revenue base improved operating margins. Management anticipates an increase in fourth quarter expenses when the Internet access service is expected to be offered in the Conestoga territories.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

     Internet Services segment revenues increased $2,017 or 165.2% to $3,236 in the first nine months of 2002 from $1,219 in the same period of 2001. Dial-up services for single user residential and business customers, as well as DSL customers and web-hosting subscriber increases accounted for $1,670 of the revenue increase, with $346 of the increase attributable to the Conestoga acquisition.

     Internet Services segment operating expenses increased $847 or 28.7% to $3,799 in the first nine months of 2002 from $2,952 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base; however, the spreading of fixed operating costs over a larger revenue base improved operating margins.

SYSTEMS INTEGRATION SEGMENT RESULTS

                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                              SEPTEMBER 30                           SEPTEMBER 30,
                                    -------------------------------          --------------------------------
                                     2002        2001        Change           2002         2001        Change
                                    ------      ------       ------          -------      ------       ------
Revenues                            $6,208      $6,079       $129          $17,719      $17,466         $253
Depreciation and
  Amortization                         298         769       (471)             944        2,075       (1,131)
Other Operating Expenses             6,477       6,165        312           18,670       18,159          511
                                     -----       -----        ---           ------       ------          ---
Total Operating Expenses             6,775       6,934       (159)          19,614       20,234         (620)
                                     -----       -----        ---           ------       ------          ---
Operating Loss                        (567)       (855)       288           (1,895)      (2,768)         873
                                     -----       -----        ---            -----        -----          ---


     Systems Integration segment revenues increased $129 or 2.1% to $6,208 in the third quarter of 2002 from $6,079 in the same period of 2001. The Conestoga acquisition added $1,594, while D&E's product sales decreased $648 and D&E's service revenues decreased $806 from the third quarter of 2001. We believe these decreases partially relate to the effects of a slowing economy and reductions in customer spending for communications related infrastructure and consulting services.

     Systems Integration segment operating expenses decreased $159 or 2.2% to $6,775 in the third quarter 2002 from $6,934 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement, which amounted to $384 in the third quarter of 2001. Other operating expense changes in the third quarter of 2002 primarily related to decreased cost of equipment sold and lower computer services expense from temporarily reassigning staff.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


     Systems Integration segment revenues increased $253 or 1.5% to $17,719 in the first nine months of 2002 from $17,466 in the same period of 2001. The Conestoga acquisition added $2,204, while D&E's product sales decreased $233 and D&E's service revenues decreased $1,707 from the first nine months of 2001. We believe the decrease partially relates to the effects of a slowing economy and reductions in customer spending for communications related infrastructure and consulting services.

     Systems Integration segment operating expenses decreased $620 or 3.1% to $19,614 in the first nine months of 2002 from $20,234 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement, which amounted to $1,099 for the nine months ended September 30, 2001. Other operating expense changes in the first nine months of 2002 primarily related to increased cost of equipment sold offset by lower computer services expense.

OTHER INCOME (EXPENSE)

     Other income (expense) for the three months ended September 30, 2002 was a net expense of $5,206, compared to a net income of $4,801 in the same period of 2001. The equity in the operations of our European affiliates decreased to a loss of $914 in the third quarter of 2002 from an income $5,137 in 2001 as a result of a portion of an arbitration award included in 2001. Interest expense increased to $4,383 from $682 in the third quarter of 2001, as a result of increased borrowings for the Conestoga acquisition and capital expenditures.

     Other income (expense) for the first nine months of 2002 was a net expense of $11,937, compared to a net income of $5,069 in the same period of 2001. The equity in the operations of our European affiliates decreased to a loss of $2,091 in the first nine months of 2002 from an income of $5,579 in 2001 as a result of a portion of an arbitration award included in 2001. Interest expense increased to $7,139 from $1,600 in the first nine months of 2001, as a result of increased borrowings for the Conestoga acquisition and capital expenditures. A loss of $2,999 was recognized in 2002 for the decline in market value of certain publicly traded investments that were determined to be other than temporary declines.

INCOME TAXES

     Income tax expense was $1,037 in the third quarter of 2002 compared to a benefit of $898 in the same period of 2001. The change in tax primarily resulted from the $5,137 of European income in 2001 having its tax provision being offset by a benefit from the reversal of a related valuation allowance on deferred tax assets from previous net operating losses on European investments.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

     Income taxes were a benefit of $1,170 in the first nine months of 2002 compared to a benefit of $643 in the same period of 2001. The change in tax primarily resulted from the taxable income in 2001 changing to a taxable loss in 2002 and the change in the valuation allowance for European results in 2001.

DISCONTINUED OPERATIONS

     On April 1, 2002, we completed the sale of our investment in PCS ONE, which has been reported as a discontinued segment. For the three months ended September 20, 2002, we reported a $280 loss from the discontinued D&E Wireless segment resulting primarily from an adjustment to the gain on sale as well as the closing out of contract services provided to PCS ONE. In the third quarter in 2001, the wireless services segment incurred a loss of $1,553. For the year-to-date period ended September 30,2002, the discontinued D&E wireless services segment recognized a $55,506 gain primarily from the sale of our interest in PCS ONE as well as related contract services provided to PCS ONE. The comparable period in 2001 included a loss of $4,552 from the operations of the D&E wireless services segment.

     On May 24, 2002, concurrent with the completion of the Conestoga acquisition, we classified the Conestoga wireless business as a discontinued operation. Conestoga Wireless recorded a loss after taxes of $283 for the third quarter of 2002 and a loss of $450 for the period from acquisition through September 30, 2002. During the third quarter 2002 the Paging Services business was reported as discontinued. Paging Services recorded an income after taxes of $11 for the third quarter of 2002 and $2 for the nine months ended September 30, 2002. In 2001, our D&E Paging Services business reported income of $4 in the third quarter and a nine-month loss of $13.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


     Net cash provided by continuing operations was $16,070 in the first nine months of 2002 compared with $7,531 in the same period of the prior year. As a result of the merger, the Company experienced improved operating efficiencies offset by higher cash operating expenses relating to the continued growth in our CLEC and Internet Services segments, payments for merger-related severance and payments assumed on liabilities from Conestoga.

     Net cash used in investing activities was $175,921 in the first nine months of 2002 primarily due to $158,677 in net cash expenditures related to the Conestoga acquisition. Other capital additions were $16,227 for the period. Capital additions primarily included $8,279 for network and outside plant infrastructure expansion plus $3,884 for CLEC switching equipment and line extensions and $1,818 for computers. In the first nine months of 2001, $28,217 was invested in capital additions including $8,566 for construction of an office building, $6,363 for computer equipment and software and $6,528 for network infrastructure equipment.

     Net cash provided by financing activities was $91,418 in the first nine months of 2002. Long-term debt was increased $160,000. The majority of the additional debt was used to fund the Conestoga acquisition. Of the remainder, $64,747 was used to repay other long-term loans and lines of credit and to pay debt issuance costs. During the nine months ended September 30, 2002, we paid quarterly dividends of $4,574, which included dividends paid on shares issued to Conestoga shareholders in the merger. In the first nine months of 2001, $25,233 was provided from bank lines of credit and $2,579 was used to pay quarterly dividends. During the fourth quarter 2002, management expects to repurchase 30,000 shares of D&E's common stock in a private transaction.

EXTERNAL SOURCES OF CAPITAL AT SEPTEMBER 30, 2002

     During the second quarter of 2002, we abandoned an offering of senior notes due to market conditions. We completed an amendment to our existing credit facility to provide a new 8 1/2-year variable rate senior secured term loan for $125,000 and a $25,000 increase to our existing 8 1/2-year revolving credit facility. In connection with the amended agreement, we incurred debt issuance costs of approximately $7,999, which will be amortized over the 8 1/2-year life of the debt. We amended our existing credit facility to, among other things, increase certain interest rate provisions, grant the lender a secured position with respect to all credit facility borrowings and include additional financial covenants.

     As of September 30, 2002, we had $285,000 in credit facilities consisting of the following:

          - $50,000 single draw 10-year term loan, of which $50,000 was outstanding,
          - $75,000 senior reducing revolving credit loan for 8 1/2 years, of which $32,250 was drawn,
          - $125,000 single draw 8 1/2-year term loan, of which $125,000 was outstanding,

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

     The $50,000 term loan requires interest only payments for three years with increasing quarterly principal payments from the third quarter of 2004 through the second quarter of 2011. The revolving credit facility requires interest only payments for two years with increasing quarterly principal reductions of the amount available to borrow from the third quarter of 2003 through the fourth quarter of 2009. The $125,000 term loan requires interest only payments for two years with increasing quarterly principal payments from the third quarter of 2004 through the fourth quarter of 2010. The $35,000 term loan requires interest only payments for three years with equal quarterly payments from the first quarter of 2005 through the fourth quarter of 2014. Interest on both the $50,000 and $125,000 term loans and the revolving credit facility is payable at a base rate or at LIBOR rates plus an applicable margin based on our leverage ratio. Interest on the $35,000 term loan was fixed at 9.34% for $20,000 and 9.36% for the remaining $15,000 supplement. A commitment fee must be paid on the unused portion of the revolving credit facility. We are required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.

     The credit facilities include a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, expansion of CLEC services into new markets, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum indebtedness to total capitalization ratio, a maximum leverage ratio, a debt service ratio and a fixed charge ratio.

     Upon completion of the sale of our interest in PCS ONE on April 1, 2002, we received approximately $74,168 and subsequently repaid the outstanding balances on our revolving credit facility and our bank lines of credit. As of May 24, 2002 we discontinued the previous two lines of credit totaling $20,000.

     For further information regarding our lines of credit and long-term debt, see Note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

COMMITMENTS, CONTINGENCIES AND PROJECTED USES OF CAPITAL

     Having completed the Conestoga acquisition, we believe that our most significant commitments, contingencies and projected uses of funds in 2002, other than for operations, include capital expenditures, the payment of annual common stock dividends and other contractual obligations.

     We hold a 31% direct interest in Pilicka and a 33% interest in EuroTel, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


Pilicka or EuroTel are presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In 2001, we made advances of $9,920 pursuant to this commitment. We advanced $912 in funds to EuroTel in the nine months ended September 30, 2002, and we expect that our total 2002 funding requirements for EuroTel will be approximately $1,500. We have provided a letter of commitment to advance funds to EuroTel for 2002.

     In connection with the sale of our D&E Wireless joint venture, we anticipate making a tax payment of approximately $22,500 in the first quarter of 2003. We expect that we will have to increase bank borrowing to meet this obligation.

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

     Goodwill and Intangible Assets

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


     SFAS 142 also requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the D&E's goodwill. We will perform this assessment annually during the fourth quarter beginning in the fourth quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.

     The annual assessment as of October 31, 2002 will be performed by an independent appraisal firm and is expected to be completed by the time the annual report on Form 10-K for the year ended December 31, 2002 is filed. In performing the evaluation to determine if an impairment exists, the appraisal firm is expected to use information from various sources including, but not limited to, current stock price, transactions involving similar companies, the business plan prepared by management and current and past operating results of the Company among other information. The estimates used by the appraisal firm may be different from those used by management in the preparation of its business plan or from the current operating results of the Company and those differences may be material. The assessment could be impacted by future events such as, the stock price of the Company, being either higher or remaining at current or lower prices for a significant period of time, transactions announced or completed prior to the completion of the evaluation, regulatory or other developments as well as the actual operating results of the Company.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material adverse effect on the Company's results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria n APB No. 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material affect on the Company's results of operations, financial position or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30. However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company adopted SFAS No. 144 effective January 1, 2002. We have determined that there is no impairment to any long-lived assets. We have also accounted for the planned sale of the Conestoga wireless operations and the combined Conestoga and D&E paging operations in accordance with SFAS 144 (Note 3).

     In June 2001, the FASB issued SFAS no. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


     During the first quarter 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Annual goodwill amortization of approximately $1,440 ceased as of January 1, 2002 as a result of adopting SFAS 142. During the first quarter 2002, we also adopted Statement of Financial accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets. However, we have accounted for our planned sale of Conestoga's wireless segment and our paging services business in accordance with SFAS 144 as described in Note 3 to our consolidated financial statements included in this Form 10-Q.

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

                        (Dollar amounts are in thousands)

FACTORS AFFECTING OUR PROSPECTS

         THE COMMUNICATIONS INDUSTRY IS BECOMING INCREASINGLY COMPETITIVE, AND THIS COMPETITION HAS RESULTED IN PRICING PRESSURE ON OUR SERVICE OFFERINGS.

     As a provider of integrated communications services, we face competition from:

     o competitive local exchange carriers, including Verizon Communications, Adelphia Business Solutions (which has received regulatory approval to compete with us in our RLEC territory using its own facilities), Commonwealth Telephone Enterprises and XO Communications;

     o    Internet service providers, including AOL, EarthLink and MSN;

     o cable television companies, including Adelphia Communications, Comcast, AT&T Broadband and Pencor Services;

     o wireless services providers, including AT&T Wireless, Cingular Wireless, Sprint PCS and T-Mobile;

     o providers of communications services such as long distance services, including, AT&T, MCI WorldCom and, as a consequence of its recently received regulatory approval to provide long distance services in Pennsylvania, Verizon Communications; and

     o systems integration providers, including Morefield Communications, Inc., IntelliMark IT Business Solutions and Weidenhammer Systems Corporation.

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

         WE ARE SUBJECT TO A COMPLEX AND UNCERTAIN REGULATORY ENVIRONMENT THAT MAY REQUIRE US TO ALTER OUR BUSINESS PLANS AND FACE INCREASED COMPETITION.

     The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations and may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. The regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services to our service areas. The introduction of new competitors could have a negative effect on our ILEC operating results yet at the same time present operating benefits to our CLEC business.

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

     Congress specifically recognized that the movement towards increased competition under the Telecommunications Act of 1996 (TA-96) requires accommodation for the different market characteristics of areas served by rural and small incumbent carriers. In this regard, the Pennsylvania Public Utility Commission (PA PUC) previously granted our RLECs a limited suspension until July 2002 from certain interconnection requirements of the TA-96. The suspension reduces our interconnection obligations in the RLEC territory by excluding us from requirements that would allow competitors access to our customers by relying upon our services and facilities.

     In June 2002, our RLECs petitioned the PA PUC for an extension of certain protections provided in the original suspension. Our RLECs anticipate PA PUC action on the petition by December 31, 2002. While the request is under review, the terms and conditions of the original suspension remain in effect. Although narrower in scope, the June 2002 petition, if granted, would continue to preclude the use of our RLEC services and facilities by a competitor. If our RLECs do not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of using our services and facilities through interconnection agreements to provide competitive services. If this event were to occur, our RLECs would exercise their right to oppose before the PA PUC the competitor's request. The prospective competitor would have the burden of proof to show that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles.

     The introduction of new competitors could result in the loss of customers and have a negative effect on our operating results. However, such loss would be partially offset by charges paid to our RLECs by such competitors for utilization of our services and networks.

         WE MUST SECURE UNBUNDLED NETWORK ELEMENTS AT REASONABLE RATES OR CLEC GROWTH MAY BE DELAYED AND THE QUALITY OF SERVICE MAY DECLINE.

     In providing our CLEC service, we interconnect with and use other telephone companies' networks to access certain of their customers. Therefore, we depend, in certain circumstances, upon the technology and capabilities of these other telephone companies, the quality and availability of other telephone companies' facilities and other telephone companies' maintenance of these facilities. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain the facilities and services of satisfactory quality that we require from other telephone companies, or on other satisfactory terms and conditions, in which case we may experience delays

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


in the growth of our competitive local exchange carrier networks and the degradation of the quality of our service to customers.

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

         IF WE EXPAND OUR CLEC OPERATIONS, THE SUCCESS OF THIS EXPANSION WILL BE DEPENDENT ON INTERCONNECTION AGREEMENTS, PERMITS AND RIGHTS-OF-WAY, AND THE FAILURE TO OBTAIN THESE AGREEMENTS AND PERMITS COULD HAMPER ANY SUCH EXPANSION.

     If we expand our CLEC operations, our success will depend, in part, on our ability to manage existing interconnection agreements and to enter into and implement new interconnection agreements with other telephone companies. Our failure to obtain these agreements and permits could hamper this expansion. Interconnection agreements are subject to negotiation and interpretation by the parties to the agreements and are subject to state regulatory commission, FCC and judicial oversight. If the terms of these interconnection agreements need to be renegotiated, we may not be able to renegotiate existing or enter into new interconnection agreements in a timely manner or on favorable terms. We must also maintain existing, and obtain new, local permits, including rights to utilize underground conduit and pole space and other rights-of-way. We may not be able to maintain our existing permits and rights or obtain and maintain other required permits and rights on acceptable terms. Cancellation or nonrenewal of interconnection agreements, permits, rights-of-way or other arrangements could significantly harm our business.

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

     As of November 8, 2002, the voting trust beneficially owned 18.8% of our outstanding shares of common stock. As a result, these directors are able to significantly influence the election of directors and other matters submitted to shareholders for a vote. There can be no assurance that the interests of the trustees of the voting trust will not conflict with the interests of our other security holders.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


         OUR INCREASED INDEBTEDNESS COULD RESTRICT OUR OPERATIONS.

     As of September 30, 2002, we had approximately $245,129 of total indebtedness, including current maturities, which increased in connection with the Conestoga acquisition. This increased indebtedness could restrict our operations due to the following factors, among others:

     o we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which would reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

     o our indebtedness may limit our ability to obtain additional financing on satisfactory terms, if at all;

     o insufficient cash flow from operations may cause us to attempt to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do at all or on satisfactory terms;

     o our level of indebtedness may make us more vulnerable to economic or industry downturns;

     o    we may not have the ability to pay dividends to our shareholders; and

     o our debt service obligations increase our vulnerabilities to competitive pressures, as we may be more leveraged than many of our competitors.

         OUR CREDIT FACILITIES CONTAIN COVENANTS THAT COULD SIGNIFICANTLY RESTRICT OUR OPERATIONS.

     The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants will place restrictions on our ability and the ability of our subsidiaries to, among other things:

     o   incur more indebtedness

     o pay dividends, redeem or repurchase our stock or make other distributions;

     o   make acquisitions or investments;

     o   use assets as security in other transactions;

     o   enter into transactions with affiliates;

     o   merge or consolidate with others;

     o   dispose of assets or use asset sale proceeds;

     o   create liens on our assets;

     o   expand our CLEC marketing areas; and

     o   extend credit.

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

         THE INABILITY TO SELL THE WIRELESS BUSINESS OF CONESTOGA WOULD RESULT IN A REDUCTION OF OUR EXPECTED RESOURCES AVAILABLE FOR THE OPERATION OF OUR BUSINESS, AND MAY ADVERSELY AFFECT THE CONTINUING OPERATIONS OF THE BUSINESS.

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

     On November 12, 2002, we entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless business to Keystone Wireless, LLC ("Keystone"), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers-based company that owns and manages wireless communications systems throughout the United States. Upon completion of the sale, we will receive $10.0 million in cash and $10.0 million in a secured promissory note issued by Keystone, each subject to certain purchase price adjustments to be determined after closing. The sale is subject to final regulatory approval by the Federal Communications Commission and other customary closing conditions.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

         D&E does not invest in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose. We will enter into an interest rate protection agreement on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, by November 24, 2002 as required by the loan agreement.

Item 4. Controls and Procedures

         The Chief Executive Officer and the Chief Financial Officer of D&E Communications (its principal executive officer and principal financial officer respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, D&E Communications' disclosure controls and procedures: are effective to ensure that information required to be disclosed by D&E Communications in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by D&E Communications in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in D&E Communications' internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


      EXHIBIT                           IDENTIFICATION
        NO.                              OF EXHIBIT                             REFERENCE
      ------                            --------------                          ---------
        4.1              Amendment to Credit Agreement dated
                         September 12, 2002 by and among
                         D&E Communications, Inc. and CoBank, ACB
                         as administrative agent for the Lenders.               Filed herewith.

       10.1              Employment agreement dated May 24, 2002
                         between Albert H. Kramer and
                         D&E Communications, Inc.                               Filed herewith.

       99.1              Certification of Chief Executive Officer               Filed herewith.

       99.2              Certification of Chief Financial Officer.              Filed herewith.





(b)  Reports on Form 8-K:

     A current report on Form 8-K dated July 23, 2002, was filed during the quarter ended September 30, 2002. The report announced the execution of a non-binding letter of intent regarding the potential sale of certain assets of Conestoga Wireless Corporation.

                    D&E Communications, Inc. and Subsidiaries


                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            D&E Communications, Inc.



Date: November 14, 2002
                                            By:   /s/    G. William Ruhl
                                               ---------------------------------
                                            G. William Ruhl
                                            Chief Executive Officer



Date: November 14, 2002
                                            By:   /s/    Thomas E. Morell
                                               ---------------------------------
                                            Thomas E. Morell
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Treasurer

                    D&E Communications, Inc. and Subsidiaries



                             OFFICER CERTIFICATIONS
                 REQUIRED BY SECTION 13a-14 OF THE EXCHANGE ACT


CERTIFICATIONS

I, G. William Ruhl, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of D&E Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    D&E Communications, Inc. and Subsidiaries


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002


                                                      /s/ G. William Ruhl
                                                      --------------------------
                                                      G. William Ruhl
                                                      Chief Executive Officer

                    D&E Communications, Inc. and Subsidiaries


I, Thomas E. Morell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of D&E Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent

                    D&E Communications, Inc. and Subsidiaries


         evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                                        /s/ Thomas E. Morell
                                                        ---------------------
                                                        Thomas E.Morell
                                                        Chief Financial Officer

                    D&E Communications, Inc. and Subsidiaries

                                INDEX TO EXHIBITS



     Exhibit                            Identification
       No.                               of Exhibit                               Reference
     -------                            --------------                            ---------
        4.1              Amendment to Credit Agreement dated
                         September 12, 2002 by and among
                         D&E Communications, Inc. and CoBank, ACB
                         as administrative agent for the Lenders.               Filed herewith.

       10.1              Employment agreement dated May 24, 2002
                         between Albert H. Kramer and
                         D&E Communications, Inc.                               Filed herewith.

       99.1              Certification of Chief Executive Officer.              Filed herewith.

       99.2              Certification of Chief Financial Officer.              Filed herewith.
