Form 10-Q/A
period 2002-06-30
D&E COMMUNICATIONS INC
filed 2002-11-20
CIK 1011737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A



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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed to correct the maturities of long-term debt table included in Note 6 of the Registrant's Notes to Consolidated Financial Statements included in Item 1 of Part I of the Registrant's original Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002. The maturities of long-term debt table included in Note 6 of the original Form 10-Q contained incorrect amounts for years 2004, 2005 and 2006. This change had no effect on the Registrant's balance sheets, statements of operations, statements of cash flows and statements of shareholders' equity included in the original Form 10-Q.

                   D&E Communications, Inc. and Subsidiaries


                                  Form 10-Q/A


                               TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----
                          PART I. FINANCIAL INFORMATION

   1.  Financial Statements

           Consolidated Statements of Operations --
                    For the three months and six months ended
                    June 30, 2002 and 2001 ...............................    1

           Consolidated Balance Sheets --
                    June 30, 2002 and December 31, 2001 ..................    2

           Consolidated Statements of Cash Flows --
                    For the six months ended June 30, 2002 and 2001 ......    3

           Consolidated Statements of Shareholders' Equity --
                    For the six months ended June 30, 2002 and 2001 ......    4

           Notes to Consolidated Financial Statements ....................    5

   2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   16

   3.  Quantitative and Qualitative Disclosures about Market Risk ........   41

                           PART II. OTHER INFORMATION

   1.   Legal Proceedings ................................................   42

   6.   Exhibits and Reports on Form 8-K .................................   43

        SIGNATURES........................................................   44

        CERTIFICATIONS....................................................   45

Form 10-Q/A Part I - Financial Information
Item 1. Financial Statements



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

Based on the borrowing rate currently available to us for bank loans, the book value of long-term debt approximates the fair market value.


Maturities of long-term debt, for each year ending December 31, 2002 through 2006, excluding capital lease obligations are as follows:



                        Year         Aggregate Amount
                        ----         ----------------
                        2002             $     --
                        2003                   --
                        2004               12,500
                        2005               28,500
                        2006               38,500


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
                                                      ========      ========      ========      ========

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       (Dollar amounts are in thousands)



            The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q/A. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 2001 have been reclassified for comparative purposes.


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


            For further information regarding our lines of credit and long-term debt, see Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A.


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

      RECENT ACCOUNTING PRONOUNCEMENTS


            During the first quarter 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Annual goodwill amortization of approximately $1,440 ceased as of January 1, 2002 as a result of adopting SFAS 142. During the first quarter 2002, we also adopted Statement of Financial accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets. However, we have accounted for our planned sale of Conestoga's wireless segment in accordance with SFAS 144 as described in Note 3 to our consolidated financial statements included in this Form 10-Q/A.

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

                                         D&E Communications, Inc.




Date: November 20, 2002
                                         By: /s/  G. William Ruhl
                                             --------------------------------
                                             G. William Ruhl
                                             Chief Executive Officer



Date: November 20, 2002
                                         By: /s/  Thomas E. Morell
                                             --------------------------------
                                             Thomas E. Morell
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer

                    D&E Communications, Inc. and Subsidiaries



                             OFFICER CERTIFICATIONS
                 REQUIRED BY SECTION 13a-14 OF THE EXCHANGE ACT


CERTIFICATIONS

I, G. William Ruhl, certify that:


     1. I have reviewed this quarterly report on Form 10-Q/A of D&E Communications, Inc.;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:    November 20, 2002



                                                      /s/ G. William Ruhl
                                                      --------------------------
                                                      G. William Ruhl
                                                      Chief Executive Officer

                    D&E Communications, Inc. and Subsidiaries


I, Thomas E. Morell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of D&E Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.






Date:    November 20, 2002


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