Form 10-Q/A
period 2002-09-30
D&E COMMUNICATIONS INC
filed 2002-11-20
CIK 1011737

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed to correct the maturities of long-term debt table included in Note 7 of the Registrant's Notes to Consolidated Financial Statements included in Item 1 of Part I of the Registrant's original Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed on November 14, 2002. The maturities of long-term debt table included in Note 7 of the original Form 10-Q contained incorrect amounts for years 2004, 2005 and 2006. This change had no effect on the Registrant's balance sheets, statements of operations, statements of cash flows and statements of shareholders' equity included in the original Form 10-Q.

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
