Form 10-Q/A
period 2002-06-30
D&E COMMUNICATIONS INC
filed 2003-03-31
CIK 1011737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

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

                        Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                 Outstanding at August 9, 2002
                      -----                 -----------------------------
Common Stock, par value $0.16 per share          15,396,575 Shares

                    D&E Communications, Inc. and Subsidiaries
                                   Form 10Q/A

                                EXPLANATORY NOTE


This Quarterly Report on Form 10-Q/A is being filed to restate and reclassify financial statement and footnote information included in the Consolidated Financial Statements included in Item 1 of Part I, and related disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of the Registrant's original Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002. Such changes were made to: (1) restate certain financial information relating to the purchase price allocation of the Company's acquisition of Conestoga Enterprises, Inc.; (2) reclassify Conestoga's wireless operations held for sale from discontinued operations to continuing operations; (3) reclassify Conestoga and D&E's paging operations from continuing operations to discontinued operations; and (4) correct the maturities of long-term debt table included in the footnotes for incorrect amounts for years 2004, 2005 and 2006. Note 1 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A discloses the impact on the Company's financial statements for the changes related to (1), (2) and (3) above. The change in disclosure for (4) above had no effect on the Registrant's balance sheets, statements of operations, statements of cash flows and statements of shareholders' equity included in the original Form 10-Q.

                    D&E Communications, Inc. and Subsidiaries
                                   Form 10Q/A

                                TABLE OF CONTENTS

Item No.                                                                                  Page
--------                                                                                  ----

                                PART I.  FINANCIAL INFORMATION

    1.  Financial Statements

               Consolidated Statements of Operations --
                      For the three months and six months ended
                      June 30, 2002 and 2001 ..........................................      1

               Consolidated Balance Sheets --
                      June 30, 2002 and December 31, 2001 .............................      2

               Consolidated Statements of Cash Flows --
                      For the six months ended
                      June 30, 2002 and 2001 ..........................................      3

               Consolidated Statements of Shareholders' Equity --
                      For the six months ended
                      June 30, 2002 and 2001 ..........................................      4

               Notes to Consolidated Financial Statements .............................      5

    2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................................     19
    3.  Quantitative and Qualitative Disclosures
           about Market Risk...........................................................     43

                                 PART II. OTHER INFORMATION

    1.   Legal Proceedings ............................................................     44

    4.   Submission of Matters to a Vote of Security Holders...........................     44

    6.   Exhibits and Reports on Form 8-K .............................................     45

SIGNATURES.............................................................................     46

CERTIFICATIONS.........................................................................     47

Form 10-Q/A Part I - Financial Information
Item 1. Financial Statements

                   D & E Communications, Inc. and Subsidiaries
                    Consolidated Statements of Operations (in
                      thousands, except per-share amounts)
                                   (Unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                         (As restated               (As restated
                                                          see Note 1)                see Note 1)
OPERATING REVENUES                                            2002         2001         2002         2001
                                                              ----         ----         ----         ----
  Communication service revenues .....................      $ 22,673     $ 15,310     $ 38,582     $ 30,012
  Communication products sold ........................         3,690        3,197        6,968        6,222
  Other ..............................................           467          376          857          778
                                                            --------     --------     --------     --------
    Total operating revenues .........................        26,830       18,883       46,407       37,012
                                                            --------     --------     --------     --------

OPERATING EXPENSES

  Communication service expenses (exclusive of
    depreciation and amortization below) .............         8,618        6,449       15,624       12,787
  Cost of communication products sold ................         3,257        2,602        6,032        5,042
  Depreciation and amortization ......................         5,847        3,690        9,728        7,216
  Marketing and customer services ....................         2,865        2,523        5,007        4,578
  Merger-related costs ...............................           973           --          973           --
  General and administrative services ................         5,961        3,561        9,497        7,221
                                                            --------     --------     --------     --------
    Total operating expenses .........................        27,521       18,825       46,861       36,844
                                                            --------     --------     --------     --------
      Operating income (loss) ........................          (691)          58         (454)         168
                                                            --------     --------     --------     --------
OTHER INCOME (EXPENSE)

  Equity in net income (losses) of affiliates ........          (702)       1,730       (1,177)         442
  Interest expense ...................................        (2,048)        (465)      (2,756)        (918)
  Other-than-termporary loss on investments ..........        (2,999)          --       (2,999)          --
  Other, net .........................................           194          413          201          744
                                                            --------     --------     --------     --------
    Total other income (expense) .....................        (5,555)       1,678       (6,731)         268
                                                            --------     --------     --------     --------
      Income (loss) from continuing operations
         before income taxes and dividends on
         utility preferred stock .....................        (6,246)       1,736       (7,185)         436

INCOME TAXES AND DIVIDENDS ON
 UTILITY PREFERRED STOCK

  Income taxes .......................................        (2,288)         138       (2,437)         255
  Dividends on utility preferred stock ...............            17           17           33           33
                                                            --------     --------     --------     --------
    Total income taxes and dividends
      on utility preferred stock .....................        (2,271)         155       (2,404)         288
                                                            --------     --------     --------     --------
        Income (loss) from continuing operations .....        (3,975)       1,581       (4,781)         148

  Discontinued operations:
   Loss from operations of discontinued D&E Wireless
     segment prior to December 31, 2001, net of income
     tax benefit of $881 and $1,552 ..................            --       (1,644)          --       (2,999)
   Gain on disposal of discontinued D&E Wireless
     segment, net of operating losses during phase-out
     period and net of income taxes of $29,199 .......        55,785           --       55,785           --
   Loss from operations of Paging business, net of
     income tax benefit of $2, $3, $5, and $11 .......            (6)          (4)          (9)         (17)
                                                            --------     --------     --------     --------
      Income (loss) before extraordinary item ........        51,804          (67)      50,995       (2,868)

  Extraordinary item, income tax benefit of $107 .....            --           --           --          107
                                                            --------     --------     --------     --------
NET INCOME (LOSS) ....................................      $ 51,804     $    (67)    $ 50,995     $ (2,761)
                                                            ========     ========     ========     ========
  Weighted average common shares outstanding .........        10,722        7,387        9,047        7,386

BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE
  Income (loss) from continuing operations ...........      $  (0.37)    $   0.21     $  (0.53)    $   0.02
  Income (loss) from discontinued operations .........          5.20        (0.22)        6.17        (0.40)
  Extraordinary item .................................          0.00         0.00         0.00         0.01
                                                            --------     --------     --------     --------
    Net income (loss) per common share ...............      $   4.83     $  (0.01)    $   5.64     $  (0.37)
                                                            ========     ========     ========     ========

  Dividends per common share .........................      $   0.13     $   0.13     $   0.25     $   0.25
                                                            ========     ========     ========     ========

                   D & E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                       (As restated
                                                                       see note 1)
                                                                        June 30,       December 31,
                            ASSETS                                         2002            2001
                            ------                                         ----            ----
CURRENT ASSETS
        Cash and cash equivalents .................................    $     7,151     $       615
        Accounts receivable .......................................         21,413          10,105
        Accounts receivable - PCS ONE .............................          2,978           5,938
        Inventories, lower of cost or market, at average cost .....          3,602           1,781
        Prepaid expenses ..........................................          7,525           3,817
        Other .....................................................          1,030             494
                                                                       -----------     -----------
          TOTAL CURRENT ASSETS ....................................         43,699          22,750
                                                                       -----------     -----------
INVESTMENTS
        Investments in and advances to affiliated companies .......          5,962           6,431
        Investments available-for-sale ............................          1,355           4,425
                                                                       -----------     -----------
                                                                             7,317          10,856
                                                                       -----------     -----------
PROPERTY, PLANT AND EQUIPMENT
        In service ................................................        294,255         178,274
        Under construction ........................................          9,467           5,034
                                                                       -----------     -----------
                                                                           303,722         183,308
        Less accumulated depreciation .............................         95,631          88,163
                                                                       -----------     -----------
                                                                           208,091          95,145
                                                                       -----------     -----------
OTHER ASSETS
        Conestoga wireless and paging assets held for sale ........          6,665              --
        Goodwill ..................................................        147,488           5,126
        Intangible assets, net of amortization ....................        182,079           1,017
        Deferred income taxes .....................................             --             905
        Other .....................................................         16,008           7,079
                                                                       -----------     -----------
                                                                           352,240          14,127
                                                                       -----------     -----------
        TOTAL ASSETS ..............................................    $   611,347     $   142,878
                                                                       ===========     ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Borrowings under line of credit ...........................    $        --     $     1,757
        Long-term debt maturing within one year ...................            126              52
        Accounts payable and accrued liabilities ..................         21,040          16,319
        Accrued taxes .............................................         22,666             352
        Accrued interest and dividends ............................          1,885             333
        Advance billings, customer deposits and other .............          5,645           3,668
                                                                       -----------     -----------
          TOTAL CURRENT LIABILITIES ...............................         51,362          22,481
                                                                       -----------     -----------
LONG-TERM DEBT ....................................................        247,783          58,124
                                                                       -----------     -----------
OTHER LIABILITIES
        Equity in net losses of discontinued D&E Wireless
          operations in excess of investments and advances ........             --          10,388
        Deferred income taxes .....................................         88,558              --
        Other .....................................................         11,221           6,564
                                                                       -----------     -----------
                                                                            99,779          16,952
                                                                       -----------     -----------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
        par value $100, cumulative, callable at par at the option
        of the Company, authorized 20,000 shares,
        outstanding 14,456 shares .................................          1,446           1,446
                                                                       -----------     -----------
COMMITMENTS
SHAREHOLDERS' EQUITY
        Common stock, par value $0.16, authorized shares 30,000,000          2,502           1,219
          Outstanding shares: 15,386,444 at June 30, 2002
                              7,362,226 at December 31, 2001
        Additional paid-in capital ................................        157,658          39,956
        Accumulated other comprehensive income (loss) .............         (2,876)         (2,833)
        Retained earnings .........................................         58,797          10,637
        Treasury stock at cost, 276,904 shares at June 30, 2002
          276,900 shares at December 31, 2001 .....................         (5,104)         (5,104)
                                                                       -----------     -----------
                                                                           210,977          43,875
                                                                       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................    $   611,347     $   142,878
                                                                       ===========     ===========

                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                  (Unaudited)

                                                                                    June 30
                                                                              2002            2001
                                                                              ----            ----
                                                                          (As restated
                                                                           see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES OF
     CONTINUING OPERATIONS ............................................    $     2,721     $     7,738
                                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures, net of proceeds from sales and removal costs        (10,763)        (17,201)
     Business acquisition costs, net of cash acquired of $989 .........       (156,143)             --
     Proceeds from sale of temporary investments ......................             --          17,336
     Purchase of temporary investments ................................             --         (17,333)
     Increase in investments and advances to affiliates ...............         (1,267)         (3,813)
     Decrease in investments and repayments from affiliates ...........            550             374
                                                                           -----------     -----------
      Net Cash Used In Investing Activities from Continuing Operations        (167,623)        (20,637)
                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock ........................................         (2,718)         (1,720)
     Payments on long-term debt .......................................        (42,210)            (36)
     Proceeds from long-term debt financing ...........................        160,000              --
     Payment of debt issuance costs ...................................         (7,922)             --
     Net proceeds from (payments on) revolving lines of credit ........        (11,757)         21,383
     Proceeds from issuance of common stock ...........................            570             170
     Purchase of treasury stock........................................             --            (209)
                                                                           -----------     -----------
      Net Cash Provided By Financing Activities from
       Continuing Operations ..........................................         95,963          19,588
                                                                           -----------     -----------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS ......................        (68,939)          6,689

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
     Cash Provided by (Used in) Operating Activites of
      Discontinued Operations .........................................             40             495
     Cash Provided by (Used in) Investing Activities of
      Discontinued Operations .........................................         75,435          (9,343)
                                                                           -----------     -----------
      Net Cash Provided By (Used In ) Discontinued Operations .........         75,475          (8,848)
                                                                           -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................          6,536          (2,159)

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD ................................................            615           3,527
                                                                           -----------     -----------

   END OF PERIOD ......................................................    $     7,151     $     1,368
                                                                           ===========     ===========

                 See notes to consolidated financial statements.

                   D&E Communications, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                 For the six months ended June 30, 2002 and 2001

                                 (In thousands)
                                  (Unaudited)

                                                                         2002                       2001
                                                                         ----                       ----
                                                               (As restated see Note 1)
                                                                  Shares      Amount        Shares       Amount
                                                                ---------    ---------     ---------    ---------
COMMON STOCK
   Balance at beginning of year ............................        7,639    $   1,219         7,608    $   1,214

   Common stock issued for acquisition .....................        7,869        1,259            --           --
   Common stock issued for Employee Stock Purchase, Long-
     Term Incentive and Dividend Reinvestment Plans ........          115           18            17            2
   Common stock issued for stock options exercised .........           40            6            --           --
                                                                ---------    ---------     ---------    ---------
   Balance at June 30 ......................................       15,663        2,502         7,625        1,216
                                                                ---------    ---------     ---------    ---------
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year ............................                    39,956                     39,374
   Common stock issued for acquisition .....................                   115,668                         --
   Common stock issued for Employee Stock Purchase, Long-
     Term Incentive and Dividend Reinvestment Plans ........                     1,667                        289
   Common stock issued for stock options exercised .........                       367                         --
                                                                             ---------                  ---------
   Balance at June 30 ......................................                   157,658                     39,663
                                                                             ---------                  ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of year ............................                    (2,833)                       467
   Unrealized gain (loss) on investments ...................                    (1,868)                     1,156
   Loss realized on other-than-temporary decline, net of tax                     1,825                         --
                                                                             ---------                  ---------
   Balance at June 30 ......................................                    (2,876)                     1,623
                                                                             ---------                  ---------
RETAINED EARNINGS
   Balance at beginning of year ............................                    10,637                     18,366
   Net income (loss) .......................................                    50,995                     (2,761)
   Dividends on common stock: $.25, $.25 per share .........                    (2,835)                    (1,840)
                                                                             ---------                  ---------
   Balance at June 30 ......................................                    58,797                     13,765
                                                                             ---------                  ---------
TREASURY STOCK
   Balance at beginning of year ............................         (277)      (5,104)         (226)      (4,059)
   Treasury stock acquired .................................           --           --           (11)        (209)
                                                                ---------    ---------     ---------    ---------
   Balance at June 30 ......................................         (277)      (5,104)         (237)      (4,268)
                                                                ---------    ---------     ---------    ---------
TOTAL SHAREHOLDERS' EQUITY .................................       15,386    $ 210,977         7,388    $  51,999
                                                                =========    =========     =========    =========

                                                                 Three Months Ended           Six Months Ended
                                                                        June 30                    June 30
                                                                  2002         2001          2002         2001
                                                                  ----         ----          ----         ----
COMPREHENSIVE INCOME (LOSS)
   Net income (loss) .......................................    $  51,804         ($67)    $  50,995      ($2,761)
   Unrealized gain (loss) on investments, net of income
     taxes of ($774), $445, ($1,198) and $664 ..............       (1,211)         691        (1,868)       1,156
   Loss realized on other-than-temporary decline,
     net of tax of $1,174 ..................................        1,825           --         1,825           --
                                                                ---------    ---------     ---------    ---------
   Total comprehensive income (loss) .......................    $  52,418    $     624     $  50,952      ($1,605)
                                                                =========    =========     =========    =========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(1) RESTATEMENT AND DISCONTINUED OPERATIONS

      RESTATEMENT


      The financial statements for the three and six months ended June 30, 2002 have been restated in order to properly state the purchase price allocation for the Company's acquisition of Conestoga Enterprises, Inc. on May 24, 2002, including depreciation and amortization changes necessary to reflect proper asset lives for tangible and intangible assets.


      The financial statements for the three and six months ended June 30, 2002 included a preliminary purchase price allocation for D&E's acquisition of Conestoga Enterprises, Inc. As part of the preliminary purchase price allocation, the Company estimated the fair value of assets acquired and liabilities assumed including one intangible asset of $30,000 for customer base and a resultant goodwill of $230,647. The Company also estimated depreciable asset lives on property, plant and equipment similar to D&E's existing lives.

      Prior to the issuance of our financial statements for the year ended December 31, 2002, the Company finalized its valuation with the independent appraisers. The final valuation resulted in recognition of additional intangible assets, changes in estimated fair values and changes in estimated useful lives of the tangible and intangible assets. The most significant impact resulted from changes to shorten the estimated useful life of property, plant and equipment from the lives used in the Company's preliminary evaluation. See note 2 for an updated footnote regarding the acquisition and purchase price allocation.

      DISCONTINUED OPERATIONS

      In order to present appropriate comparative information to our investors, the financial statements for the three and six months ended June 30, 2002 have been reclassified in order to classify the operations of the Conestoga Wireless Company within continuing operations versus discontinued operations. Prior to the issuance of our financial statement for the year ended December 31, 2002, the Company became aware of certain factors related to the Company's November 12, 2002 Conestoga Wireless Company sale agreement, which sale was consummated on January 12, 2003, that were deemed to constitute continuing involvement thus precluding recognition of the operations as discontinued operations under Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Subsequent to sale, D&E will continue to guarantee payment on cell site leases and D&E will have certain financial and construction responsibilities under a cell site build-to-suit agreement.

      In order to present appropriate comparative information to our investors, the Company also has reclassified the results of our paging business as a discontinued operation. The paging business met the requirements for classification as a discontinued operation in the 3rd Quarter of 2002. As such, in order to present appropriate comparative information, the Company has reclassified the results of this business as a discontinued operation in within this amended Form 10-Q.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


                                                              PURCHASE      CONESTOGA        PAGING
   THREE MONTHS ENDED JUNE 30, 2002          AS PREVIOUSLY     PRICE        WIRELESS       OPERATIONS
                                                REPORTED     RESTATEMENT     RECLASS         RECLASS      AS RESTATED
Operating Revenues:
   Communication service revenue              $   22,019     $       --     $      735     $      (81)    $   22,673
   Communication products sold                     3,663             --             30             (3)         3,690
   Other revenue                                     467             --             --             --            467
      Total revenues                              26,149             --            765            (84)        26,830
Operating Expenses:
   Communication service expenses                  8,260             --            416            (58)         8,618
   Cost of communication products sold             3,098             --            164             (5)         3,257
   Depreciation and amortization                   5,581            258             15             (7)         5,847
   Marketing and customer services                 2,713             --            159             (7)         2,865
   Merger-related costs                            1,058            (85)            --             --            973
   General and administrative services             5,601             85            291            (16)         5,961
      Total operating expense                     26,311            258          1,045            (93)        27,521
Operating income (loss)                             (162)          (258)          (280)             9           (691)
Income taxes (benefit)                            (2,060)          (109)          (121)             2         (2,288)
Income (loss) from continuing operations          (3,674)          (149)          (159)             7         (3,975)
Income (loss) from discontinued operations        55,626             --            159             (6)        55,779
Net income (loss)                             $   51,952     $     (149)    $       --     $        1     $   51,804
Basic and diluted earnings per share
   From continuing operations                 $    (0.34)    $    (0.02)    $    (0.01)    $       --     $    (0.37)
   From discontinued operations               $     5.19     $       --     $     0.01     $       --     $     5.20
   Net income (loss) per common share         $     4.85     $    (0.02)    $       --     $       --     $     4.83

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)




                                                              PURCHASE      CONESTOGA        PAGING
SIX MONTHS ENDED JUNE 30, 2002              AS PREVIOUSLY      PRICE         WIRELESS      OPERATIONS
                                               REPORTED      RESTATEMENT     RECLASS        RECLASS       AS RESTATED
Operating Revenues:
   Communication service revenue              $   37,954     $       --     $      735     $     (107)    $   38,582
   Communication products sold                     6,942             --             30             (4)         6,968
   Other revenue                                     857             --             --             --            857
     Total revenues                               45,753             --            765           (111)        46,407
Operating Expenses:
   Communication service expenses                 15,284             --            416            (76)        15,624
   Cost of communication products sold             5,874             --            164             (6)         6,032
   Depreciation and amortization                   9,465            258             15            (10)         9,728
   Marketing and customer services                 4,862             --            159            (14)         5,007
   Merger-related costs                            1,058            (85)            --             --            973
   General and administrative services             9,140             85            291            (19)         9,497
     Total operating expense                      45,683            258          1,045           (125)        46,861
Operating income (loss)                               70           (258)          (280)            14           (454)
Income taxes (benefit)                            (2,212)          (109)          (121)             5         (2,437)
Income (loss) from continuing operations          (4,482)          (149)          (159)             9         (4,781)
Income (loss) from discontinued operations        55,626             --            159             (9)        55,776
Net income (loss)                             $   51,144     $     (149)    $       --     $       --     $   50,995


Basic and diluted earnings per share
   From continuing operations                 $    (0.50)    $    (0.01)    $    (0.02)    $       --     $    (0.53)
   From discontinued operations               $     6.15     $       --     $     0.02     $       --     $     6.17
   Net income (loss) per common share         $     5.65     $    (0.01)    $       --     $       --     $     5.64

Cash flows provided by operating activities   $    5,448     $   (2,577)    $     (159)    $        9     $    2,721
Cash flows from investing activities          $ (170,200)    $    2,577     $       --     $       --     $ (167,623)
Cash flows from discontinued operations       $   75,325     $       --     $      159     $       (9)    $   75,475

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)



                                                              PURCHASE      CONESTOGA        PAGING
AT JUNE 30, 2002                             AS PREVIOUSLY     PRICE         WIRELESS      OPERATIONS
                                               REPORTED      RESTATEMENT     RECLASS        RECLASS       AS RESTATED
Current assets                                $   44,002     $     (303)            --             --     $   43,699
Property, plant and equipment                    304,889         (1,167)            --             --        303,722
Accumulated depreciation                         (95,456)           182             --             --        (95,631)
Assets held for sale                              19,000        (12,335)            --             --          6,665
Goodwill                                         231,664        (84,176)            --             --        147,488
Intangible assets, net                            30,455        151,624             --             --        182,079
Other                                             18,755         (2,747)            --             --         16,008
   Total assets                               $  560,626     $   50,721             --             --     $  611,347

Current liabilities                           $   52,747     $   (1,485)            --             --     $   51,362
Deferred income taxes                             36,995         51,563             --             --         88,558
Other                                             10,812            409             --             --         11,221
Retained earnings                                 58,946           (149)            --             --         58,797
Shareholders' equity                             210,843            134             --             --        210,977
  Total liabilities and equity                $  560,626     $   50,721             --             --     $  611,347


(2) BASIS OF PRESENTATION

            The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E. On May 24, 2002, D&E completed its acquisition of Conestoga Enterprises, Inc. (Conestoga). The following subsidiaries of Conestoga are included in D&E's June 30, 2002 results since the date of the completion of the acquisition:

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

            Conestoga Investment, Inc., an investment holding company; and

            Conestoga Wireless Company, which provides wireless personal communication services (PCS).

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

(3) ACQUISITION OF BUSINESS

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

            As of June 30, 2002, the purchase price allocation was preliminary and had been determined by D&E based on the report of independent appraisers. As disclosed in Note 1, the final appraisal was completed subsequently. The final purchase-price allocation reflecting the results from the final appraisal is as follows:

            Consideration paid:

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)


           Cash consideration to Conestoga stockholders ................    $149,422
           Transaction costs ($937 paid in 2001 and $5,105 paid as of
               June 30, 2002) ..........................................       6,718
           D&E stock to Conestoga stockholders (7,876,655 shares) at
               $14.57 per share based on 3-day average market price per
               share prior to close of the merger on May 24, 2002 ......     114,763
           Fair value of Conestoga stock options .......................       2,165
                                                                            --------
           Purchase price ..............................................    $273,068
                                                                            ========
        Assets acquired:
           Cash ........................................................    $    989
           Accounts receivable .........................................       9,542
           Inventories .................................................       1,918
           Prepaid expenses ............................................      14,596
           Other current assets ........................................         103
           Property, plant and equipment ...............................     111,788
           Other non-current assets ....................................       1,601
           Net assets of wireless and paging operations, held for sale .       6,665
           Customer base (10-15 year life) .............................      75,700
           Franchise (indefinite life) .................................     104,800
           Trademark (3 year life) .....................................       1,200
           Goodwill ....................................................     142,362
                                                                            --------
           Total assets acquired .......................................    $471,264
                                                                            --------

        Liabilities assumed:
           Long-term debt and lines of credit ..........................    $ 79,178
           Accounts payable and accrued liabilities ....................       8,542
           Accrued transaction costs ($2,605 paid through June 30, 2002)       2,605
           Accrued taxes ...............................................      10,298
           Advance billings, customer deposits and other ...............       1,208
           Deferred income taxes .......................................      86,172
           Other .......................................................       7,427
           Capital lease obligations ...................................       2,766
                                                                            --------
           Total liabilities assumed ...................................    $198,196
                                                                            --------

        Net assets acquired ............................................    $273,068
                                                                            ========



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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)



                                                 Three months ended            Six months ended
                                                       June 30,                     June 30,
                                                 2002           2001           2002           2001
                                                 ----           ----           ----           ----
        Pro forma operating revenues           $ 40,712       $ 41,314       $ 84,190       $ 82,001
        Pro forma income (loss) before
             extraordinary items               $ 52,010          ($496)      $ 51,384        ($1,331)
        Pro forma net income                   $ 52,010          ($496)      $ 51,384        ($1,224)
        Pro forma income (loss) per share      $   2.80         ($0.03)      $   3.05         ($0.08)


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

            On April 1, 2002, we consummated our sale of PCS ONE. We received $74,168 in cash, which remains subject to post closing adjustments as set forth in the sale agreement that are expected to be finalized in the third quarter of 2002. In addition, we received equipment with a fair value of approximately $2,014. Selling and other estimated costs, offset by estimated post-closing adjustments, are approximately $175 and associated income taxes are estimated at $29,164. The gain on sale recognized was $55,736 after eliminating the $8,893 liability for the equity in net losses of discontinued D&E Wireless operations in excess of investments and advances. The proceeds from the sale of PCS ONE were used to help finance the acquisition of Conestoga Enterprises, Inc. (see Note 3). Contract services will continue into the third quarter of 2002.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

            Summarized financial information for the discontinued operations of D&E Wireless Services is as follows:

                                                Three months ended June 30,        Six months ended June 30,
                                                ---------------------------        -------------------------
                                                    2002            2001             2002             2001
                                                    ----            ----             ----             ----
      Revenue                                     $  1,230        $  2,884         $  4,012         $  5,571
      Expenses                                       1,146           2,659            3,591            5,110
                                                  --------        --------         --------         --------
         Operating income                               84             225              421              461
      Equity in net loss of PCS ONE                     --          (2,779)          (1,605)          (5,044)
      Phase-out losses deferred until sale              --              --            1,268               --
      Gain on sale of PCS ONE                       84,900              --           84,900               --
      Other income (expense)                            --              29               --               32
                                                  --------        --------         --------         --------
         Income (loss) from D&E wireless
         operations before taxes                    84,984          (2,525)          84,984           (4,551)
      Income taxes                                  29,199            (881)          29,199           (1,552)
                                                  --------        --------         --------         --------
         Income (loss) from D&E wireless
         operations, net of taxes                 $ 55,785        ($ 1,644)        $ 55,785         ($ 2,999)
                                                  --------        --------         --------         --------

            The summarized results of operations of PCS ONE were as follows:

                                                 Three months ended June 30,       Six months ended June 30,
                                                 ---------------------------       -------------------------
                                                      2002            2001             2002             2001
                                                      ----            ----             ----             ----
      Net sales                                   $     --        $ 10,592         $ 12,312         $ 20,266
      Net loss                                          --         ($5,558)         ($3,211)         (10,088)
      Our share of loss                                 --         ($2,779)         ($1,605)          (5,044)

(5) SALE OF CONESTOGA WIRELESS

            On May 24, 2002, we acquired Conestoga Enterprises, Inc. (see Note
      3). From the date of acquisition, D&E had committed to a plan to sell the assets of Conestoga's wireless segment. As such, certain assets are held for sale in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets are not depreciated while they are held for sale. D&E expects to sell the business within a year from acquisition. No liabilities are expected to be included as part of the sale. The carrying amount of the major classes of assets included as part of the Conestoga wireless business to be sold are as follows:

      Inventories                                                   $   166
      Property & equipment                                            9,084
      PCS licenses                                                      400
                                                                    -------
         Total assets held for sale                                   9,650
      Less: Fair value of lease guarantee remaining with D&E         (3,200)
                                                                    -------
         Net assets held for sale                                   $ 6,450
                                                                    -------

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(6) INVESTMENTS IN AFFILIATED COMPANIES

            As of December 31, 2001, D&E owned a one-third investment in EuroTel L.L.C. (EuroTel), a domestic corporate joint venture. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company that held a 100% investment in Pilicka Telefonia, Sp.zo.o (Pilicka), a telecommunications company located in Poland.

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

      The summarized results of operations of EuroTel were as follows:

                                                  Three months ended June 30,      Six months ended June 30,
                                                  ---------------------------      -------------------------
                                                    2002            2001             2002             2001
                                                    ----            ----             ----             ----
      Net sales                                   $     --        $  1,966         $     --         $  3,674
      Net income (loss)                              ($354)       $  5,909           (1,047)           2,046
      Our share of income (loss)                     ($118)       $  1,730             (349)             442

      The summarized results of operations of Pilicka were as follows:

                                    Three months ended June 30,         Six months ended June 30,
                                    ---------------------------         -------------------------

                                                2002                               2002
                                              -------                            -------
      Net sales                               $ 2,415                            $ 4,723
      Net loss                                ($1,136)                           ($1,924)
      Our share of loss                         ($352)                             ($596)
      Investment amortization                   ($232)                             ($232)
      Total loss                                ($584)                             ($828)

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(7) ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

            On January 1, 2002, D&E adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. As an indefinite lived asset, goodwill is still subject to at least an annual assessment for impairment. D&E has completed our transitional intangible impairment test, and based upon a discounted future cash flows model, the goodwill has been deemed to not be impaired.

            The elimination of goodwill amortization would have reduced net loss by approximately $377 for the three months and $786 for the six months ended June 30, 2001, or $0.05 and $0.10 respectively per basic and diluted share. Pro forma net loss and loss per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                                                   Three months ended June 30,        Six months ended June 30,
                                                   ---------------------------        -------------------------
      (Dollars in thousands, except
         per share amounts)                          2002              2001             2002              2001
                                                     ----              ----             ----              ----
      Reported net income (loss)                   $ 51,804              ($67)        $ 50,995           ($2,761)
      Add: Goodwill amortization                         --               377               --               786
                                                   --------          --------         --------          --------
      Adjusted net income (loss)                   $ 51,804          $    310         $ 50,995           ($1,975)
                                                   --------          --------         --------          --------

      Basic and diluted earnings per share:
      Reported net income (loss)                   $   4.83            ($0.01)        $   5.64            ($0.37)
      Add: Goodwill amortization                         --              0.05               --              0.10
                                                   --------          --------         --------          --------
      Adjusted net income (loss)                   $   4.83          $   0.04         $   5.64            ($0.27)
                                                   --------          --------         --------          --------


            During the first quarter 2002, D&E also adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." D&E has determined that there is no impairment to any long-lived assets. We have also accounted for the planned sale of the Conestoga wireless operations in accordance with SFAS 144 (Note 5).


            Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS
      143) was recently issued to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. D&E is currently evaluating the impact this statement will have on our financial position and results of operations.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(8) LONG-TERM DEBT


            During the second quarter of 2002 in connection with the Conestoga acquisition (Note 3), D&E incurred additional indebtedness to finance a portion of the acquisition and to repay certain existing indebtedness and related fees and we also assumed certain existing indebtedness of Conestoga. In addition, in the second quarter D&E incurred $839 of costs in connection with an abandoned note offering which have been expensed in merger-related costs in the statement of operations. The following table sets forth total long-term debt outstanding:



                                      Interest                        June 30,       December 31,
      Description                       rate       Maturity             2002            2001
      -----------                     --------     --------           --------       ------------
      Senior Secured Term Loan B        5.69%        2010             $125,000         $     --
      Senior Secured Term Loan A        5.97%        2011               50,000           50,000
      Senior Secured Revolving
          Credit Facility               5.65%        2009               35,000            8,000
      Secured Term Loan                 9.34%        2014               20,000               --
      Secured Term Loan                 9.36%        2014               15,000               --
      Capital lease obligations                                          2,909              176
                                                                      --------          -------
                                                                       247,909           58,176
      Less current maturities                                              126               52
                                                                      --------          -------
      Total long-term debt                                            $247,783          $58,124
                                                                      ========          =======

Senior Secured Term Loan B:

D&E has outstanding a new 8 1/2-year variable rate Senior Secured Term Loan B ("Term Loan B") for $125,000. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. At June 30, 2002 the average interest rate was 5.69%. Term Loan B requires interest only payments for two years with increasing quarterly principal payments from the third quarter of 2004 through the fourth quarter of 2010.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

9.34% Secured Term Loan:

The 9.34% Secured Term Loan was assumed as a result of the Conestoga acquisition (Note 3) and has been recorded at its book value, which approximates fair value. The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 from 2005 through 2014.

9.36% Secured Term Loan:

The 9.36% Secured Term Loan was assumed as a result of the Conestoga acquisition (Note 3) and has been recorded at its book value, which approximates fair value. The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 from 2005 through 2014.


D&E's indebtedness requires that the Company maintains certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. At June 30, 2002, D&E was in compliance with all covenants. D&E is also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.


Based on the borrowing rate currently available to us for bank loans, the book value of long-term debt approximates the fair market value.

Maturities of long-term debt, for each year ending December 31, 2002 through 2006, excluding capital lease obligations are as follows:


                           Year   Aggregate Amount
                           ----   ----------------
                           2002      $     --
                           2003            --
                           2004         8,750
                           2005        21,000
                           2006        27,250


At December 31, 2001, D&E had $1,757 outstanding under our lines of credit with domestic banks. As of May 24, 2002, we terminated our lines of credit and repaid all amounts outstanding.

Capital lease obligations:

      As a result of the Conestoga acquisition, D&E assumed a long-term lease agreement for a building that requires monthly rent payments of approximately $24, including interest at 7.95% through April 2020. In addition, D&E has equipment leases that require monthly payments of $5 through October 2004.

(9) INVESTMENTS, AVAILABLE-FOR-SALE

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

(10) BUSINESS SEGMENT DATA


            Our segments are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless. In the first quarter of 2002 we renamed our ILEC segment our "RLEC" segment and our Networking Services segment our "Systems Integration" segment to better define these businesses. The measure of profitability for our segments is operating income.


Financial results for D&E's business segments are as follows:

                                    External Revenues       Intersegment Revenues       Operating Income (Loss)
                                    -----------------       ---------------------       -----------------------
                                    Three months ended       Three months ended           Three months ended
                                          June 30,                 June 30,                     June 30,
               Segment              2002         2001         2002          2001          2002          2001
               -------              ----         ----         ----          ----          ----          ----
      RLEC ..................      $14,867      $10,171      $   955       $ 1,211       $ 1,131       $ 2,666
      CLEC ..................        3,903        1,729          120            58        (1,068)         (902)
      Internet Services .....          981          365           37             4          (182)         (487)
      Systems Integration ...        5,996        5,650           18            14          (658)       (1,160)
      Conestoga Wireless ....          765           --            6            --          (404)           --
      Corporate, Other
        and Eliminations ....          318          968       (1,136)       (1,287)          490           (59)
                                   -------      -------      -------       -------       -------       -------
      Total .................      $26,830      $18,883      $    --       $    --       $  (691)      $    58
                                   =======      =======      =======       =======       =======       =======

                                    External Revenues        Intersegment Revenues      Operating Income (Loss)
                                    -----------------        ---------------------      -----------------------
                                    Six months ended            Six months ended           Six months ended
                                         June 30,                   June 30,                   June 30,
               Segment              2002         2001         2002          2001          2002          2001
               -------              ----         ----         ----          ----          ----          ----
      RLEC ..................      $25,467      $20,033      $ 1,801       $ 2,185       $ 3,421       $ 4,904
      CLEC ..................        5,592        3,410          227           111        (1,941)       (1,590)
      Internet Services .....        1,860          618           43            11          (471)       (1,140)
      Systems Integration ...       11,486       11,349           25            38        (1,355)       (1,913)
      Conestoga Wireless ....          765           --            6                        (404)
      Corporate, Other
        and Eliminations ....        1,237        1,602       (2,102)       (2,345)          296           (93)
                                   -------      -------      -------       -------       -------       -------
      Total .................      $46,407      $37,012      $    --       $    --       $  (454)      $   168
                                   =======      =======      =======       =======       =======       =======

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

                                        Segment Assets
                                        --------------
                                       June        December
               Segment               30, 2002      31, 2001
                                     --------      ---------
      RLEC ....................      $493,392      $ 151,303
      CLEC ....................        63,652         12,232
      Internet Services .......         6,374          1,775
      Systems  Integration ....        22,760         14,787
      Conestoga Wireless ......         6,854             --
      Corporate, Other
        and Eliminations ......        18,315        (37,219)
                                     --------      ---------
      Total ...................      $611,347      $ 142,878
                                     ========      =========

            The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:


                                                              Three months ended             Six months ended
                                                                   June 30,                      June 30,
                                                              2002           2001           2002           2001
                                                              ----           ----           ----           ----
      Operating income (loss) from reportable segments      $ (1,181)      $    117       $   (750)      $    261
      Corporate, other and eliminations ..............           490            (59)           296            (93)
      Equity in net income (losses) of affiliates ....          (702)         1,730         (1,177)           442
      Interest expense ...............................        (2,048)          (465)        (2,756)          (918)
      Loss on investments ............................        (2,999)                       (2,999)
      Other, net .....................................           194            413            201            744
                                                            --------       --------       --------       --------
      Income (loss) from continuing operations
        before income taxes and dividends
        on utility preferred stock ...................      $ (6,246)      $  1,736       $ (7,185)      $    436
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


     Our segments, excluding our D&E Wireless and paging services, which, as discussed below, are reported as discontinued segments, are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless. The measure of profitability for our segments is operating income.


     Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists of charges paid by long distance and wireless companies for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

     Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of charges paid by long distance companies and other non-CLEC customers for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and a

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

telemarketer call-blocking service. Long distance revenue consists of charges for both national and regional long-distance services, a portion of which is provided on a resale basis.

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


     Conestoga Wireless revenue is derived from providing wireless Personal Communication Service, including local and long distance telephone services, and from the sale of wireless communications equipment. We market these products and services in certain of our RLEC and CLEC markets.



     Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL Internet service. Our Systems Integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services. Our Conestoga Wireless Segment incurs costs related to network facilities to provide wireless Personal Communications Service, engineering costs, network access costs and costs of wireless communications equipment sold.


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


      In connection with the Merger, D&E entered into an Amended and Restated Credit Agreement dated May 24, 2002 (the "Credit Agreement") with CoBank, ACB ("CoBank"), as a lender and administrative agent and certain other lenders. The Credit Agreement provides for a new $125 million 8-1/2 year variable rate senior secured term loan and a $25 million increase to D&E's existing $50 million revolving credit facility provided by CoBank. The Credit Agreement is also the governing document for D&E's existing $50 million term loan from CoBank. On May 24, 2002, D&E borrowed the $125 million term loan and $35 million under the revolving credit facility. These borrowings, along with proceeds from the sale of our interest in PCS ONE, were used to pay the cash portion of the Merger as well as to repay certain existing indebtedness and related fees and expenses. The $125 million term loan and borrowings under the $75 million revolving credit facility bear interest at D&E's option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on D&E's total leverage ratio. The $50 million term loan bears interest at D&E's option at either the U.S. prime rate plus 2.00% to 3.125% or at LIBOR plus 2.625% to 4.125%, depending on D&E's total leverage ratio. D&E is also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.

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


RESULTS OF OPERATIONS

            The following table is a summary of our operating results by segment for the three months ended June 30, 2002 and 2001:

                                                                                             CORPORATE,
                                                     INTERNET      SYSTEMS       CONESTOGA    OTHER AND       TOTAL
                                RLEC       CLEC      SERVICES    INTEGRATION     WIRELESS    ELIMINATIONS    COMPANY
                                ----       ----      --------    -----------     --------    ------------    -------
       JUNE 30, 2002
Revenues - External           $ 14,867   $  3,903    $    981    $      5,996    $    765    $        318    $ 26,830
Revenues - Intercompany            955        120          37              18           6          (1,136)         --
                              --------   --------    --------    ------------    --------    ------------    --------
Total Revenues                  15,822      4,023       1,018           6,014         771            (818)     26,830
                              --------   --------    --------    ------------    --------    ------------    --------

Depreciation and                 4,740        479         113             359          --             156       5,847
Amortization
Other Operating Expenses         9,951      4,612       1,087           6,313       1,175          (1,464)     21,674
                              --------   --------    --------    ------------    --------    ------------    --------
Total Operating Expenses        14,691      5,091       1,200           6,672       1,175          (1,308)     27,521
                              --------   --------    --------    ------------    --------    ------------    --------

Operating Income (Loss)          1,131     (1,068)       (182)           (658)       (404)           (490)       (691)
                              --------   --------    --------    ------------    --------    ------------    --------

       JUNE 30, 2001
Revenues - External           $ 10,171   $  1,729    $    365    $      5,650                $        968    $ 18,883
Revenues - Intercompany          1,211         58           4              14                      (1,287)         --
                              --------   --------    --------    ------------                ------------    --------
Total Revenues                  11,382      1,787         369           5,664                        (319)     18,883
                              --------   --------    --------    ------------                ------------    --------

Depreciation and                 2,664        198          50             659                         119       3,690
Amortization
Other Operating Expense          6,052      2,491         806           6,165                        (379)     15,135
                              --------   --------    --------    ------------                ------------    --------
Total Operating Expenses         8,716      2,689         856           6,824                        (260)     18,825
                              --------   --------    --------    ------------                ------------    --------

Operating Income (Loss)          2,666       (902)       (487)         (1,160)                        (59)         58
                              --------   --------    --------    ------------                ------------    --------

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

            The following table is a summary of our operating results by segment for the six months ended June 30, 2002 and 2001:



                                                                                              CORPORATE,
                                                     INTERNET      SYSTEMS       CONESTOGA    OTHER AND       TOTAL
                                RLEC       CLEC      SERVICES    INTEGRATION     WIRELESS    ELIMINATIONS    COMPANY
                                ----       ----      --------    -----------     ---------   ------------    -------
       JUNE 30, 2002
Revenues - External           $ 25,467   $  5,592    $  1,860    $     11,486         765    $      1,237    $ 46,407
Revenues - Intercompany          1,801        227          43              25           6          (2,102)         --
                              --------   --------    --------    ------------    --------    ------------    --------
Total Revenues                  27,268      5,819       1,903          11,511         771            (865)     46,407
                              --------   --------    --------    ------------    --------    ------------    --------

Depreciation and                 7,856        725         211             673          --             263       9,728
Amortization
Other Operating Expenses        15,991      7,035       2,163          12,193       1,175          (1,424)     37,133
                              --------   --------    --------    ------------    --------    ------------    --------
Total Operating Expenses        23,847      7,760       2,374          12,866       1,175           1,161      46,861
                              --------   --------    --------    ------------    --------    ------------    --------

Operating Income (Loss)          3,421     (1,941)       (471)         (1,355)       (404)            296        (454)
                              --------   --------    --------    ------------    --------    ------------    --------




                                                                                              CORPORATE,
                                                     INTERNET      SYSTEMS                    OTHER AND       TOTAL
                                RLEC       CLEC      SERVICES    INTEGRATION                 ELIMINATIONS    COMPANY
                                ----       ----      --------    -----------                 ------------    -------
       JUNE 30, 2001
Revenues - External .......   $ 20,033   $  3,410    $    618    $     11,349                $      1,602    $ 37,012
Revenues - Intercompany ...      2,185        111          11              38                      (2,345)         --
                              --------   --------    --------    ------------                ------------    --------
Total Revenues ............     22,218      3,521         629          11,387                        (743)     37,012
                              --------   --------    --------    ------------                ------------    --------

Depreciation and ..........      5,179        416          95           1,306                         220       7,216
Amortization
Other Operating Expense ...     12,135      4,695       1,674          11,994                        (870)     29,628
                              --------   --------    --------    ------------                ------------    --------
Total Operating Expenses ..     17,314      5,111       1,769          13,300                        (650)     36,844
                              --------   --------    --------    ------------                ------------    --------

Operating Income (Loss) ...      4,904     (1,590)     (1,140)         (1,913)                        (93)        168
                              --------   --------    --------    ------------                ------------    --------



CONSOLIDATED OPERATIONS

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

      Consolidated operating revenues from continuing operations increased $7,947, or 42.1%, to $26,830 for the three months ended June 30, 2002 from $18,883 in the same period of 2001. The revenue increase was primarily due to $8,047 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002.

      Consolidated operating income from continuing operations decreased $749 to a loss of $691 for the three months ended June 30, 2002 from income of $58 in the same period of 2001. The decrease was primarily attributable to $839 of financing costs expensed as merger-related costs

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

during the current quarter related to an abandoned debt offering, $134 of severance charges expensed as merger-related costs during the current quarter for D&E employees terminated as a result of the merger and a charge to bad debt expense of $490 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Management anticipates an additional expense of $176 in the third quarter related to providing service to WorldCom from the end of the quarter to the date of their bankruptcy filing. The decrease was partially offset by the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS 142 (see Note 7 to our consolidated financial statements), and lower Internet Services advertising and marketing costs.

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

      Income taxes were a benefit of $2,288 in the second quarter of 2002 compared to an expense of $138 in the same period of 2001. Discontinued operations from D&E Wireless resulted in after-tax income of $55,785 in the second quarter of 2002 primarily from the completion of the sale of our wireless partnership interest, compared with the loss of $1,644 in the second quarter of 2001. Our net income was $51,804, or $4.83 in the second quarter of 2002 compared to a net loss of $67, or $0.01 in the second quarter of 2001.


Six months ended June 30, 2002 compared to the six months ended June 30, 2001

      Consolidated operating revenues from continuing operations increased 25.4% to $46,407 for the six months ended June 30, 2002 from $37,012 in the same period of 2001. The revenue increase was primarily due to $8,047 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002 as well as an increase of approximately 80% in the number of D&E's customers in our Internet Services segment and 35% more access lines in our CLEC segment before including Conestoga's lines.

      Consolidated operating income from continuing operations decreased $622 to a loss of $454 for the six months ended June 30, 2002 from an income of $168 in the same period of 2001. The decrease was primarily attributable to $839 of financing costs expensed as merger-related costs during the current quarter related to an abandoned debt offering, $134 of severance charges expensed as merger-related costs during the current quarter for D&E employees terminated as a result of the merger and a charge to bad debt expense of $490 for WorldCom receivables due as of

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

June 30, 2002 as a result of their bankruptcy filing. Management anticipates an additional expense of $176 in the third quarter for the loss related to providing service to WorldCom from the end of the quarter to the date of their bankruptcy filing. The decrease was partially offset by the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS 142 (see Note 7 to our financial statements), and reduced Internet Services advertising and marketing expense.

      Other income and expense was a net expense of $6,731 in the first half of 2002 compared to a net income of $268 in the same period of the prior year. The equity in the operations of our European affiliates decreased to a loss of $1,177 in the first half of 2002 from an income $442 in 2001 as a result of a portion of an arbitration award included in 2001. Interest expense increased to $2,756 from $918 in the first half of 2001, as a result of increased borrowings to finance the acquisition of Conestoga. A loss of $2,999 was recognized in the second quarter of 2002 for the decline in market value of certain publicly traded investments that were determined to be other than temporary declines.

      Income taxes were a benefit of $2,437 in the first half of 2002 compared to an expense of $255 in the same period of 2001. Discontinued operations of D&E Wireless resulted in an income of $55,785 after tax in the first half of 2002 primarily from the completion of the sale of our wireless partnership interest, compared with the loss of $2,999 in the first half of 2001. Our net income was $50,995, or $5.64 in the first half of 2002 compared to a net loss of $2,761, or $0.37 in the first half of 2001.

RLEC SEGMENT RESULTS

                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                             2002       2001      Change       2002       2001      Change
                             ----       ----      ------       ----       ----      ------
Revenues:
    Local Telephone        $  4,889   $  2,927   $  1,962    $  8,425   $  6,031   $  2,394
Service
    Network Access            8,248      6,511      1,737      13,957     12,396      1,561
    Other                     2,685      1,944        741       4,886      3,791      1,095
                           --------   --------   --------    --------   --------   --------
Total Revenues               15,822     11,382      4,440      27,268     22,218      5,050
                           --------   --------   --------    --------   --------   --------

Depreciation
and                           4,740      2,664      2,076       7,856      5,179      2,677
Amortization
Other Operating Expenses      9,951      6,052      3,899      15,991     12,135      3,856
                           --------   --------   --------    --------   --------   --------
Total Operating Expenses     14,691      8,716      5,975      23,847     17,314      6,533
                           --------   --------   --------    --------   --------   --------

Operating Income              1,131      2,666     (1,535)      3,421      4,904     (1,483)
                           --------   --------   --------    --------   --------   --------

Access Lines at June 30     146,902     61,720                146,902     61,720
                           --------   --------               --------   --------

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

      RLEC operating expenses increased 68.6% to $14,691 in the second quarter of 2002 from $8,716 in the same period of the prior year. The increase was primarily attributable to financing costs expensed during the quarter related to an abandoned debt offering, severance related costs and a charge to bad debt expense of $428 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Depreciation expense increased $2,076 as a result of the Conestoga acquisition and D&E's capital additions in the prior year, primarily from a new building placed into service in July 2001.

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

      RLEC operating expenses increased 37.7% to $23,847 in the first half of 2002 from $17,314 in the same period of the prior year. The increase was primarily attributable to financing costs expensed during the quarter related to an abandoned debt offering, severance related costs and a charge to bad debt expense of $428 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Depreciation expense increased $2,677 as a result of the Conestoga acquisition and D&E's capital additions in the prior year, primarily from a new building placed into service in July 2001.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

CLEC SEGMENT RESULTS


                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                2002        2001      Change        2002        2001      Change
                                ----        ----      ------        ----        ----      ------
Revenues:
    Local Telephone           $  1,041    $    346    $    695    $  1,601    $    631    $    970
Service
    Network Access                 611         401         210         995         745         250
    Long Distance                2,279         803       1,476       3,054       1,582       1,472
    Other                           92         237        (145)        169         563        (394)
                              --------    --------    --------    --------    --------    --------
Total Revenues                   4,023       1,787       2,236       5,819       3,521       2,298
                              --------    --------    --------    --------    --------    --------

Depreciation and
Amortization                       479         198         281         725         416         309
Other Operating Expenses         4,612       2,491       2,121       7,035       4,695       2,340
                              --------    --------    --------    --------    --------    --------
Total Operating Expenses         5,091       2,689       2,402       7,760       5,111       2,649
                              --------    --------    --------    --------    --------    --------

Operating Loss                  (1,068)       (902)       (166)     (1,941)     (1,590)       (351)
                              --------    --------    --------    --------    --------    --------

Access Lines at June 30         29,541       5,571                  29,541       5,571
                              --------    --------                --------    --------


      CLEC segment revenues increased 125.1% to $4,023 in the second quarter of 2002 from $1,787 in same period of 2001. Of this increase, the Conestoga acquisition added $2,046 while our D&E CLEC revenue increased $190 from the same period of 2001. The D&E increase was primarily from the addition of access lines for new customers that increased basic area service revenues. The access line increase was the result of 3,550 additional D&E lines and 20,420 Conestoga lines acquired.

      CLEC operating expenses increased 89.3% to $5,091 in the second quarter of 2002 from $2,689 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market. The expenses included a charge to bad debt expense of $62 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing.

      CLEC segment revenues increased 65.3% to $5,819 in the first half of 2002 from $3,521 in same period of 2001.The Conestoga acquisition added $2,046 while our D&E CLEC revenue increased $252 from the same period of 2001. The D&E increase was primarily from the addition of access lines for new customers that increased basic area service revenues.

      CLEC operating expenses increased 51.8% to $7,760 in the first half of 2002 from $5,111 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market. The expenses included a charge to bad debt expense of $62 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing.

INTERNET SERVICES SEGMENT RESULTS


                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                2002        2001       Change       2002        2001       Change
                                ----        ----       ------       ----        ----       ------
Revenues                      $  1,018    $    369    $    649    $  1,903    $    629    $  1,274

Depreciation
and                                113          50          63         211          95         116
Amortization
Other Operating Expenses         1,087         806         281       2,163       1,674         489
                              --------    --------    --------    --------    --------    --------
Total Operating Expenses         1,200         856         344       2,374       1,769         605
                              --------    --------    --------    --------    --------    --------

Operating Loss                    (182)       (487)        305        (471)     (1,140)        669
                              --------    --------    --------    --------    --------    --------

Customers at June 30
     DSL                         2,729       1,450                   2,729       1,450
     Dial-up Access             11,906       6,296                  11,906       6,296
     Web-hosting Services          560         310                     560         310

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

      Internet Services segment operating expenses increased 40.2% to $1,200 in the second quarter of 2002 from $856 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base.

      Internet Services segment revenues increased 202.5% to $1,903 in the first half of 2002 from $629 in the same period of 2001. Dial-up services for single user residential and business customers, as well as DSL customers and web-hosting subscriber increases accounted for the revenue increase, with a minimal portion of the increase attributable to the Conestoga acquisition.

      Internet Services segment operating expenses increased 34.2% to $2,374 in the first half of 2002 from $1,769 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

SYSTEMS INTEGRATION SEGMENT RESULTS

                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                2002        2001      Change        2002        2001      Change
                                ----        ----      ------        ----        ----      ------
Revenues                      $  6,014    $  5,664    $    350    $ 11,511    $ 11,387    $    124

Depreciation
and                                359         659        (300)        673       1,306        (633)
Amortization
Other Operating Expenses         6,313       6,165         148      12,193      11,994         199
                              --------    --------    --------    --------    --------    --------
Total Operating Expenses         6,672       6,824        (152)     12,866      13,300        (434)
                              --------    --------    --------    --------    --------    --------

Operating Loss                    (658)     (1,160)        502      (1,355)     (1,913)        558
                              --------    --------    --------    --------    --------    --------

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


      Systems Integration segment operating expenses decreased 2.2% to $6,672 in the second quarter of 2002 from $6,824 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement which amounted to $377 in the second quarter of 2001. Other operating expense changes in the second quarter of 2002 primarily related to increased cost of equipment sold offset by lower computer services expense.


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


      Systems Integration segment operating expenses decreased 3.3% to $12,866 in the first half of 2002 from $13,300 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement, which amounted to $786 for the six-months ended June 30, 2001. Other operating expense changes in the first half of 2002 primarily related to increased cost of equipment sold offset by lower computer services expense.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

CONESTOGA WIRELESS SEGMENT RESULTS

Conestoga Wireless segment revenues were $771 from the May 24, 2002 date of acquisition to June 30, 2002. The second quarter and June 30, 2002 year to date operating loss was $404. The sale of this segment was completed on January 14, 2003.

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

INCOME TAXES

      Income taxes were a benefit of $2,288 in the second quarter of 2002 compared to an expense of $138 in the same period of 2001. The change in tax primarily resulted from the taxable income in 2001 changing to a taxable loss in 2002.

      Income taxes were a benefit of $2,437 in the first half of 2002 compared to an expense of $255 in the same period of 2001. The change in tax primarily resulted from the taxable income in 2001 changing to a taxable loss in 2002.

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

      Net cash provided by continuing operations was $2,721 in the first half of 2002 compared with $7,738 in the same period of the prior year. Increased operating expenses relating to the expansion of our CLEC and Internet Services segments and payments related to severance and merger acquired liabilities paid in the second quarter of 2002 were the major causes of the decline.

      Net cash used in investing activities was $167,623 in the first half of 2002 primarily due to $156,143 in business acquisition costs. Other capital additions were $10,763 for the period. Capital additions were primarily for $5,597 for network infrastructure expansion plus $2,284 for CLEC additions and $1,537 for computers. In the first half of 2001, $17,221 was invested in capital additions including $6,260 for construction of an office building.

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

EXTERNAL SOURCES OF CAPITAL AT JUNE 30, 2002

      During the second quarter of 2002, we abandoned an offering of senior notes due to market conditions. We completed our financing from a bank to amend our existing credit facility to provide a new 8 1/2-year variable rate senior secured term loan for $125,000 and a $25,000 increase

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

to our existing 8 1/2-year revolving credit facility. In connection with the amended agreement, we incurred debt issuance costs of approximately $7,922, which will be amortized over the 8 1/2-year life of the debt. We amended our existing credit facility to, among other things, increase certain interest rate provisions, grant the lender a secured position with respect to all credit facility borrowings and include additional financial covenants.

      As of June 30, 2002, we had $285,000 in credit facilities consisting of the following:

-     $50,000 single draw 10-year term loan, of which $50,000 was outstanding,

- $75,000 senior reducing revolving credit loan for 8 1/2 years, of which $35,000 was drawn,

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

      For further information regarding our lines of credit and long-term debt, see Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      During the first quarter 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Annual goodwill amortization of approximately $1,440 ceased as of January 1, 2002 as a result of adopting SFAS 142. During the first quarter 2002, we also adopted Statement of Financial accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets. However we have accounted for our planned sale of Conestoga Wireless segment in accordance with SFAS 144.

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

            Congress specifically recognized that the movement towards increased competition under the Telecommunications Act of 1996 (TA-96) requires accommodation for the different market characteristics of areas served by rural and small incumbent carriers. In this regard, the Pennsylvania Public Utility Commission (PA PUC) previously granted our RLECs a limited suspension until July 2002 from certain interconnection requirements of the TA-96. The suspension reduces our interconnection obligations in the RLEC territory

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

            by excluding us from requirements that would allow competitors access to our customers by relying upon our service and facilities.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

            other events beyond our control. In addition, our failure to comply with our indebtedness-related obligations could result in an event of default under our credit facilities or future indebtedness.

            THE SALE OF THE WIRELESS BUSINESSES OF CONESTOGA WITH ONGOING GUARANTEES COULD RESULT IN A DECREASE OF OUR EXPECTED RESOURCES AVAILABLE FOR THE OPERATION OF OUR BUSINESS, AND MAY ADVERSELY AFFECT THE CONTINUING OPERATIONS OF THE BUSINESS.

            As contemplated by the merger agreement with Conestoga, D&E intended to dispose of Conestoga's wireless assets and business. We closed the sale of Conestoga's entire wireless business on January 14, 2003. The requirement to complete the build out of certain tower sites and the continued guarantee of certain lease obligations of the purchaser may adversely affect our other businesses by requiring additional financing to meet those obligations.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit                      Identification                     Reference
       No.                         of Exhibit                       ---------
    -------                      --------------
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

                                        D&E Communications, Inc.

Date: March 31, 2003
                                        By: /s/ G. William Ruhl
                                           ------------------------------
                                                G. William Ruhl
                                            Chief Executive Officer

Date: March 31, 2003
                                        By: /s/ Thomas E. Morell
                                           ------------------------------
                                                Thomas E. Morell
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer

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

Date: March 31, 2003
                                                   /s/ G. William Ruhl
                                                   -----------------------------
                                                   G. William Ruhl
                                                   Chief Executive Officer

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

Date: March 31, 2003
                                                      /s/ Thomas E. Morell
                                                   -----------------------------
                                                   Thomas E.Morell
                                                   Chief Financial Officer

                    D&E Communications, Inc. and Subsidiaries

                                INDEX TO EXHIBITS

    Exhibit                      Identification                     Reference
       No.                         of Exhibit                       ---------
    -------                      --------------
      99.1          Certification of Chief Executive Officer.    Filed herewith.

      99.2          Certification of Chief Financial Officer.    Filed herewith.