Form 10-Q/A
period 2002-09-30
D&E COMMUNICATIONS INC
filed 2003-03-31
CIK 1011737

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

                                EXPLANATORY NOTE


This Quarterly Report on Form 10-Q/A is being filed to restate and reclassify financial statement and footnote information included in the Consolidated Financial Statements included in Item 1 of Part I, and related disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of the Registrant's original Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed on November 14, 2002. Such changes were made to: (1) restate certain financial information relating to the purchase price allocation of the Company's acquisition of Conestoga Enterprises, Inc.; (2) reclassify Conestoga's wireless operations held for sale from discontinued operations to continuing operations; and (3) correct the maturities of long-term debt table included in the footnotes for incorrect amounts for years 2004, 2005, and 2006. Note 1 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A discloses the impact on the Company's financial statements for the changes related to (1) and (2) above. The change in disclosure for (3) above had no effect on the Registrant's balance sheets, statements of operations, statements of cash flows and statements of shareholders' equity included in the original Form 10-Q.

                    D&E Communications, Inc. and Subsidiaries
                                   Form 10-Q/A

                                TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----

                          PART I. FINANCIAL INFORMATION

     1.  Financial Statements

          Consolidated Statements of Operations --
               For the three months and nine months ended
               September 30, 2002 and 2001 .................................   1

          Consolidated Balance Sheets --
               September 30, 2002 and December 31, 2001 ....................   2

          Consolidated Statements of Cash Flows --
               For the nine months ended
               September 30, 2002 and 2001 .................................   3

          Consolidated Statements of Shareholders' Equity --
               For the nine months ended
               September 30, 2002 and 2001 .................................   4

          Notes to Consolidated Financial Statements ....................   5-21

     2.  Management's Discussion and Analysis of Financial

          Condition and Results of Operations............................  22-47

     3.  Quantitative and Qualitative Disclosures

          About Market Risk .............................................     48

     4.   Controls and Procedures .......................................     48

                           PART II. OTHER INFORMATION

     1.   Legal Proceedings ..............................................    49

     6.   Exhibits and Reports on Form 8-K ...............................    49

SIGNATURES................................................................    50

CERTIFICATIONS............................................................    51

Form 10-Q/A Part I - Financial Information
Item 1. Financial Statements


                   D & E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)



                                                                                  Three Months Ended      Nine Months Ended
                                                                                     September 30,           September 30,
                                                                                 --------------------    --------------------
                                                                                   (As                     (As
                                                                                 restated                restated
                                                                                   see                     see
                                                                                  Note 1)                 Note 1)
OPERATING REVENUES                                                                 2002        2001        2002        2001
                                                                                 --------    --------    --------    --------
 Communication service revenues ..............................................   $ 41,111    $ 15,925    $ 79,692    $ 45,938
 Communication products sold .................................................      3,556       3,192      10,524       9,414
 Other .......................................................................        570         375       1,428       1,152
                                                                                 --------    --------    --------    --------
    Total operating revenues .................................................     45,237      19,492      91,644      56,504
                                                                                 --------    --------    --------    --------

OPERATING EXPENSES

 Communication service expenses (exclusive of
    depreciation and amortization below) .....................................     16,609       7,921      32,234      20,707
 Cost of communication products sold .........................................      3,104       2,431       9,136       7,474
 Depreciation and amortization ...............................................      9,402       3,983      19,130      11,200
 Marketing and customer services .............................................      5,111       2,207      10,118       6,785
 Merger-related costs ........................................................          0           0         973           0
 General and administrative services .........................................      6,952       4,410      16,449      11,630
                                                                                 --------    --------    --------    --------
    Total operating expenses .................................................     41,178      20,952      88,040      57,796
                                                                                 --------    --------    --------    --------
         Operating income (loss) .............................................      4,059      (1,460)      3,604      (1,292)
                                                                                 --------    --------    --------    --------

OTHER INCOME (EXPENSE)

 Equity in net income (losses) of affiliates .................................       (914)      5,137      (2,091)      5,579
 Interest expense ............................................................     (4,383)       (682)     (7,139)     (1,600)
 Other-than-temporary loss on investments ....................................          0          --      (2,999)         --
 Other, net ..................................................................         91         346         292       1,090
                                                                                 --------    --------    --------    --------
    Total other income (expense) .............................................     (5,206)      4,801     (11,937)      5,069
                                                                                 --------    --------    --------    --------
         Income (loss) from continuing operations
            before income taxes and dividends on
            utility preferred stock ..........................................     (1,147)      3,341      (8,333)      3,777

INCOME TAXES AND DIVIDENDS ON
    UTILITY PREFERRED STOCK

 Income taxes ................................................................        (99)       (898)     (2,536)       (643)
 Dividends on utility preferred stock ........................................         16          16          49          49
                                                                                 --------    --------    --------    --------
    Total income taxes and dividends
       on utility preferred stock ............................................        (83)       (882)     (2,487)       (594)
                                                                                 --------    --------    --------    --------
         Income (loss) from continuing operations ............................     (1,064)      4,223      (5,846)      4,371

 Discontinued operations:
   Loss from operations of discontinued D&E Wireless segment prior to December
     31, 2001, net of income tax benefit of $390 and $1,942 ..................          0      (1,553)          0      (4,552)
   Gain on disposal of discontinued D&E Wireless
     segment, net of operating losses during phase-out
     period and net of income taxes of ($138) and  $29,337 ...................       (280)          0      55,506           0
   Loss from operations of Paging business, net of
     income tax or (benefit) of $7, $3, $2, and ($8) .........................         11           4           2         (13)
                                                                                 --------    --------    --------    --------
         Income (loss) before extraordinary item .............................     (1,333)      2,674      49,662        (194)

 Extraordinary item, income tax benefit of $107 ..............................          0           0           0         107
                                                                                 --------    --------    --------    --------
NET INCOME (LOSS) ............................................................   $ (1,333)   $  2,674    $ 49,662    $    (87)
                                                                                 ========    ========    ========    ========
 Weighted average common shares outstanding ..................................     15,401       7,379      11,188       7,384

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
 Income (loss) from continuing operations ....................................   $  (0.07)   $   0.57    $  (0.52)   $   0.59
 Income (loss) from discontinued operations ..................................      (0.02)      (0.21)       4.96       (0.62)
 Extraordinary item ..........................................................       0.00        0.00        0.00        0.02
                                                                                 --------    --------    --------    --------
     Net income (loss) per common share ......................................   $  (0.09)   $   0.36    $   4.44    $  (0.01)
                                                                                 ========    ========    ========    ========
 Dividends per common share ..................................................   $   0.13    $   0.13    $   0.38    $   0.38
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

                   D & E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (Unaudited)



                                                                          (As restated
                                                                           see note 1)

                                                                          September 30,    December 31,
                                ASSETS                                        2002             2001
                                                                          -------------    ------------
CURRENT ASSETS
     Cash and cash equivalents ........................................       $   7,246       $     615
     Accounts receivable ..............................................          19,415          10,105
     Accounts receivable - PCS ONE ....................................           2,804           5,938
     Inventories, lower of cost or market, at average cost ............           3,451           1,781
     Prepaid expenses .................................................           4,626           3,817
     Other ............................................................             932             494
                                                                          -------------    ------------
          TOTAL CURRENT ASSETS ........................................          38,474          22,750
                                                                          -------------    ------------

INVESTMENTS

     Investments in and advances to affiliated companies ..............           5,356           6,431
     Investments available-for-sale ...................................           1,077           4,425
                                                                          -------------    ------------
                                                                                  6,433          10,856
                                                                          -------------    ------------
PROPERTY, PLANT AND EQUIPMENT

     In service .......................................................         300,833         178,274
     Under construction ...............................................           7,085           5,034
                                                                          -------------    ------------
                                                                                307,918         183,308
     Less accumulated depreciation ....................................         102,227          88,163
                                                                          -------------    ------------
                                                                                205,691          95,145
                                                                          -------------    ------------
OTHER ASSETS

     Conestoga wireless and paging assets held for sale ...............           6,665              --
     Goodwill .........................................................         147,488           5,126
     Intangible assets, net of amortization ...........................         180,513           1,017
     Deferred income taxes ............................................              --             905
     Other ............................................................          15,781           7,079
                                                                          -------------    ------------
                                                                                350,447          14,127
                                                                          -------------    ------------

     TOTAL ASSETS .....................................................       $ 601,045       $ 142,878
                                                                          =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Borrowings under line of credit ..................................       $      --       $   1,757
     Long-term debt maturing within one year ..........................             129              52
     Accounts payable and accrued liabilities .........................          20,001          16,319
     Accrued taxes ....................................................          20,096             352
     Accrued interest and dividends ...................................           1,620             333
     Advance billings, customer deposits and other ....................           4,867           3,668
                                                                          -------------    ------------
          TOTAL CURRENT LIABILITIES ...................................          46,713          22,481
                                                                          -------------    ------------
LONG-TERM DEBT ........................................................         245,000          58,124
                                                                          -------------    ------------

OTHER LIABILITIES

     Equity in net losses of discontinued D&E Wireless
         operations in excess of investments and advances .............              --          10,388
     Deferred income taxes ............................................          89,261              --
     Other ............................................................          10,842           6,564
                                                                          -------------    ------------
                                                                                100,103          16,952
                                                                          -------------    ------------

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company,
     authorized 20,000 shares, outstanding  14,456 shares .............           1,446           1,446
                                                                          -------------    ------------
COMMITMENTS

SHAREHOLDERS' EQUITY

     Common stock, par value $0.16, authorized shares 30,000,000 ......           2,508           1,219
     Outstanding shares:   15,418,317 at September 30, 2002
                            7,362,226 at December 31, 2001
     Additional paid-in capital .......................................         157,897          39,956
     Accumulated other comprehensive income (loss) ....................          (3,050)         (2,833)
     Retained earnings ................................................          55,532          10,637
     Treasury stock at cost, 276,908 shares at September 30, 2002
          276,900 shares at December 31, 2001 .........................          (5,104)         (5,104)
                                                                          -------------    ------------
                                                                                207,783          43,875
                                                                          -------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................       $ 601,045       $ 142,878
                                                                          =============    ============



                 See notes to consolidated financial statements.

                   D & E Communications, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                                                  September 30
                                                                             ----------------------
                                                                               2002         2001
                                                                             ---------    ---------
                                                                               (As
                                                                             restated
                                                                               see
                                                                              Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES OF
     CONTINUING OPERATIONS ...............................................   $  13,380    $   7,531
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures, net of proceeds from sales and removal costs ..     (16,227)     (28,217)
     Business acquisition costs, net of cash acquired of $989 ............    (156,439)          --
     Proceeds from sale of temporary investments .........................          --       34,671
     Purchase of temporary investments ...................................          --      (26,002)
     Investments in and advances to affiliates ...........................      (1,567)      (9,259)
     Returns of investments and repayments from affiliates ...............         550          453
                                                                             ---------    ---------

          Net Cash Used In Investing Activities from Continuing Operations    (173,683)     (28,354)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Dividends on common stock ...........................................      (4,574)      (2,579)
     Payments on long-term debt ..........................................     (44,991)         (51)
     Proceeds from long-term debt financing ..............................     160,000           --
     Payment of debt issuance costs ......................................      (7,999)          --
     Net proceeds from (payments on) revolving lines of credit ...........     (11,757)      25,233
     Proceeds from issuance of common stock ..............................         739          263
     Purchase of treasury stock ..........................................          --         (931)
                                                                             ---------    ---------

          Net Cash Provided By Financing Activities from
               Continuing Operations .....................................      91,418       21,935
                                                                             ---------    ---------

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS .........................     (68,885)       1,112

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
     Cash Provided by (Used in) Operating Activities of
          Discontinued Operations ........................................          70          865
     Cash Provided by (Used in) Investing Activities of
          Discontinued Operations ........................................      75,446       (4,944)
                                                                             ---------    ---------

          Net Cash Provided By (Used In) Discontinued Operations .........      75,516       (4,079)
                                                                             ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       6,631       (2,967)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD .................................................         615        3,527
                                                                             ---------    ---------

     END OF PERIOD .......................................................   $   7,246    $     560
                                                                             =========    =========


                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity


             For the nine months ended September 30, 2002 and 2001


                                 (In thousands)
                                   (Unaudited)

                                                                            2002                      2001
                                                                    ---------------------     ---------------------
                                                                        (As restated
                                                                         see Note 1)
                                                                     Shares       Amount       Shares      Amount
                                                                    --------    ---------     --------    ---------
COMMON STOCK
       Balance at beginning of year ............................       7,639    $   1,219        7,608    $   1,214

       Common stock issued for acquisition .....................       7,877        1,260           --           --
       Common stock issued for Employee Stock Purchase, Long-
          Term Incentive and Dividend Reinvestment Plans .......         137           22           24            3
       Common stock issued for stock options exercised .........          42            7           --           --
                                                                    --------    ---------     --------    ---------
       Balance at September 30 .................................      15,695        2,508        7,632        1,217
                                                                    --------    ---------     --------    ---------

ADDITIONAL PAID-IN CAPITAL
       Balance at beginning of year ............................                   39,956                    39,374

       Common stock issued for acquisition .....................                  115,668                        --
       Common stock issued for Employee Stock Purchase, Long-
          Term Incentive and Dividend Reinvestment Plans .......                    1,890                       442
       Common stock issued for stock options exercised .........                      383                        --
                                                                                ---------                 ---------
       Balance at September 30 .................................                  157,897                    39,816
                                                                                ---------                 ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
       Balance at beginning of year ............................                   (2,833)                      467

       Unrealized gain (loss) on investments ...................                   (2,042)                    1,584
       Loss realized on other-than-temporary decline, net of tax                    1,825                        --
                                                                                ---------                 ---------
       Balance at September 30 .................................                   (3,050)                    2,051
                                                                                ---------                 ---------

RETAINED EARNINGS
       Balance at beginning of year ............................                   10,637                    18,366

       Net income (loss) .......................................                   49,662                       (87)
       Dividends on common stock: $.38, $.38 per share .........                   (4,767)                   (2,761)
                                                                                ---------                 ---------
       Balance at September 30 .................................                   55,532                    15,518
                                                                                ---------                 ---------
TREASURY STOCK
       Balance at beginning of year ............................        (277)      (5,104)        (226)      (4,059)

       Treasury stock acquired .................................          --           --          (52)        (995)
                                                                    --------    ---------     --------    ---------
       Balance at September 30 .................................        (277)      (5,104)        (278)      (5,054)
                                                                    --------    ---------     --------    ---------
TOTAL SHAREHOLDERS' EQUITY .....................................      15,418    $ 207,783        7,354    $  53,548
                                                                    ========    =========     ========    =========



                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30              September 30
                                                                      2002        2001          2002        2001
                                                                    --------    ---------     --------    ---------
COMPREHENSIVE INCOME (LOSS)
       Net income (loss) .......................................    ($ 1,333)    $  2,674     $ 49,662     ($    87)
       Unrealized gain (loss) on investments, net of income
            taxes of ($105), $277, ($1,303) and $941 ...........        (174)         429       (2,042)       1,584
       Loss realized on other-than-temporary decline,
            net of tax of $1,387 ...............................          --           --        1,825           --
                                                                    --------    ---------     --------    ---------
       Total comprehensive income (loss) .......................    ($ 1,507)    $  3,103     $ 49,445     $  1,497
                                                                    ========    =========     ========    =========



                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(1)   RESTATEMENT AND DISCONTINUED OPERATIONS

      RESTATEMENT

The financial statements for the three and nine months ended September 30, 2002 have been restated in order to properly state the purchase price allocation for the Company's acquisition of Conestoga Enterprises, Inc. on May 24, 2002, including depreciation and amortization changes necessary to reflect proper asset lives for tangible and intangible assets.


The financial statements for the three and nine months ended September 30, 2002 included a preliminary purchase price allocation for D&E's acquisition of Conestoga Enterprises, Inc. As part of the preliminary purchase price allocation, the Company estimated the fair value of assets acquired and liabilities assumed including one intangible asset of $30,000 for customer base and a resultant goodwill of $230,647. The Company also estimated depreciable asset lives on property, plant and equipment similar to D&E's existing lives.


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

      DISCONTINUED OPERATIONS

In order to present appropriate comparative information to our investors, the financial statements for the three and nine months ended September 30, 2002 have been reclassified in order to classify the operations of the Conestoga Wireless Company within continuing operations versus discontinued operations. Prior to the issuance of our financial statement for the year ended December 31, 2002, the Company became aware of certain factors related to the Company's November 12, 2002 Conestoga Wireless Company sale agreement, which sale was consummated on January 12, 2003, that were deemed to constitute continuing involvement thus precluding recognition of the operations as discontinued operations under Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Subsequent to sale, D&E will continue to guarantee payment on cell site leases and D&E will have certain financial and construction responsibilities under a cell site build-to-suit agreement.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)



                                                             PURCHASE      CONESTOGA
THREE MONTHS ENDED SEPTEMBER 30, 2002       AS PREVIOUSLY      PRICE       WIRELESS
                                              REPORTED      RESTATEMENT     RECLASS     AS RESTATED
                                             -----------    -----------    ---------    -----------
Operating Revenues:
     Communication service revenue           $    37,931    $        --    $   3,180    $    41,111
     Communication products sold                   3,467             --           89          3,556
     Other revenue                                   568             --            2            570
          Total revenues                          41,966             --        3,271         45,237
Operating Expenses:                                                  --
     Communication service expenses               14,780             --        1,829         16,609
     Cost of communication products sold           2,625             --          479          3,104
     Depreciation and amortization                 7,064          2,338           --          9,402
     Marketing and customer services               4,744             --          367          5,111
     Merger-related costs                             --             --           --             --
     General and administrative services           5,940             --        1,012          6,952
          Total operating expense                 35,153          2,338        3,687         41,178
Operating income (loss)                            6,813         (2,338)        (416)         4,059
Income taxes (benefit)                             1,037         (1,013)        (123)           (99)
Income (loss) from continuing operations             554         (1,324)        (294)        (1,064)
Income (loss) from discontinued operations          (563)            --          294           (269)
Net income (loss)                            $        (9)   $    (1,324)   $      --    $    (1,333)
     Basic and diluted earnings per share
     From continuing operations              $      0.04    $     (0.09)   $   (0.02)   $     (0.07)
     From discontinued operations            $     (0.04)   $        --    $    0.02    $     (0.02)
     Net income (loss) per common share      $        --    $     (0.09)   $      --    $     (0.09)

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)



                                                              PURCHASE      CONESTOGA
NINE MONTHS ENDED SEPTEMBER 30, 2002         AS PREVIOUSLY      PRICE        WIRELESS
                                                REPORTED     RESTATEMENT     RECLASS     AS RESTATED
                                              -----------    -----------    ---------    -----------
Operating Revenues:
     Communication service revenue            $    75,777    $        --    $   3,915    $    79,692
     Communication products sold                   10,406             --          118         10,524
     Other revenue                                  1,425             --            3          1,428
          Total revenues                           87,608             --        4,036         91,644
Operating Expenses:                                    --
     Communication service expenses                29,995             --        2,239         32,234
     Cost of communication products sold            8,493             --          643          9,136
     Depreciation and amortization                 16,519          2,596           15         19,130
     Marketing and customer services                9,606             --          512         10,118
     Merger-related costs                             973             --           --            973
     General and administrative services           15,126             --        1,323         16,449
          Total operating expense                  80,712          2,596        4,732         88,040
Operating income (loss)                             6,896         (2,596)        (696)         3,604
Income taxes (benefit)                             (1,170)        (1,122)        (244)        (2,536)
Income (loss) from continuing operations           (3,920)        (1,474)        (452)        (5,846)
Income (loss) from discontinued operations         55,056             --          452         55,508
Net income (loss)                             $    51,136    $    (1,474)   $      --    $    49,662

Basic and diluted earnings per share
     From continuing operations               $     (0.35)   $     (0.13)   $   (0.04)   $     (0.52)
     From discontinued operations             $      4.92    $        --    $    0.04    $      4.96
     Net income (loss) per common share       $      4.57    $     (0.13)   $      --    $      4.44

Cash flows provided by operating activities   $    16,070    $    (2,238)   $    (452)   $    13,380
Cash flows from investing activities          $  (175,921)   $     2,238    $      --    $  (173,683)
Cash flows from discontinued operations       $    75,064    $        --    $     452    $    75,516

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)



                                                    PURCHASE      CONESTOGA
                                   AS PREVIOUSLY      PRICE        WIRELESS
AT SEPTEMBER 30, 2002                 REPORTED     RESTATEMENT     RECLASS    AS RESTATED
                                    -----------    -----------    ---------   -----------
Current assets                      $    39,188    $      (714)   $      --   $    38,474
Property, plant and equipment           308,904           (986)          --       307,918
Accumulated depreciation                (99,716)        (2,511)          --      (102,227)
Assets held for sale                     18,715        (12,050)          --         6,665
Goodwill                                222,289        (74,801)          --       147,488
Intangible assets, net                   36,898        143,615           --       180,513
Other                                    19,178         (3,397)          --        15,781
     Total assets                   $   551,889    $    49,156    $      --   $   601,045

Current liabilities                 $    46,843    $      (130)   $      --   $    46,713
Deferred income taxes                    38,903         50,358           --        89,261
Other                                    10,440            402           --        10,842
Retained earnings                        57,006         (1,474)          --        55,532
Shareholders' equity                    209,257         (1,474)          --       207,783
     Total liabilities and equity   $   551,889    $    49,156    $      --   $   601,045



(2)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E. On May 24, 2002, D&E completed its acquisition of Conestoga Enterprises, Inc. (Conestoga). The following subsidiaries of Conestoga are included in D&E's September 30, 2002 results since the date of the completion of the acquisition:

      - The Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company, which are incumbent rural local exchange carriers providing both regulated and nonregulated communication services;

      - CEI Networks, Inc., which provides long distance and competitive local telephone services;

      - Infocore, Inc., which provides communication consulting services including the design and installation of communications systems;

      -     Conestoga Investment Corporation, an investment holding company;

      - Conestoga Mobile Systems, which provides paging communication services and has been reported as a discontinued operation; and

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)



      - Conestoga Wireless Company, which provides wireless personal communication services (PCS).


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

(3)   ACQUISITION OF BUSINESS


On May 24, 2002, D&E completed the acquisition of Conestoga Enterprises, Inc. (Conestoga), a neighboring rural local telephone company providing integrated communications services throughout the eastern half of Pennsylvania. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp., a wholly-owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002.



As of September 30, 2002, the purchase price allocation was preliminary and had been determined by D&E based on the report of independent appraisers. As disclosed in Note 1, the final appraisal was completed subsequently. The final purchase-price allocation reflecting the results from the final appraisal is as follows:


Consideration paid:

     Cash consideration to Conestoga stockholders .................................   $149,422
     Transaction costs ($937 paid in 2001 and $5,401 paid as of September 30, 2002)      6,718
     D&E stock to Conestoga stockholders (7,876,655 shares) at $14.57 per share based on 3-day average market price per share prior to close of the
          merger on May 24, 2002 ..................................................    114,763
     Fair value of Conestoga stock options ........................................      2,165
                                                                                      --------
     Purchase price ...............................................................   $273,068
                                                                                      ========

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


Assets acquired:

     Cash .........................................................................   $    989
     Accounts receivable ..........................................................      9,542
     Inventories ..................................................................      1,918
     Prepaid expenses .............................................................     14,596
     Other current assets .........................................................        103
     Property, plant and equipment ................................................    111,788
     Other non-current assets .....................................................      1,601
     Net assets of wireless and paging operations, held for sale ..................      6,665
     Customer base (10-15 year life) ..............................................     75,700
     Franchise (indefinite life) ..................................................    104,800
     Trademark (3 year life) ......................................................      1,200
     Goodwill .....................................................................    142,362
                                                                                      --------
     Total assets acquired ........................................................   $471,264
                                                                                      --------


Liabilities assumed:

     Long-term debt and lines of credit ...........................................   $ 79,178
     Accounts payable and accrued liabilities .....................................      8,542
     Accrued transaction costs ($2,605 paid through September 30, 2002) ...........      2,605
     Accrued taxes ................................................................     10,298
     Advance billings, customer deposits and other ................................      1,208
     Deferred income taxes ........................................................     86,172
     Other ........................................................................      7,427
     Capital lease obligations ....................................................      2,766
                                                                                      --------
     Total liabilities assumed ....................................................   $198,196
                                                                                      --------

Net assets acquired ...............................................................   $273,068
                                                                                      ========


The Statement of Operations includes $973 of costs related to the merger including $839 of costs related to an abandoned debt offering contemplated to finance the acquisition, as well as $134 of severance costs for terminating certain D&E employees as a result of the merger.



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


                                     Three months ended     Nine months ended
                                        September 30,         September 30,
                                     ------------------   ----------------------
                                            2001            2002         2001
                                          --------        --------     --------
Pro forma operating revenues              $ 43,441        $129,427     $125,442
Pro forma income (loss) before
     extraordinary items                  $  3,479        $ 49,951     $  2,148
Pro forma net income                      $  3,479        $ 49,951     $  2,225
Pro forma income (loss) per share         $   0.23        $   3.32     $   0.15

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(4)   INTANGIBLE ASSETS

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


      SFAS 142 also requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the D&E's goodwill. We will perform this assessment annually. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.


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


      The elimination of goodwill amortization net of tax would have reduced net loss by approximately $384 for the three months and $1,099 for the nine months ended September 30, 2001, or $0.06 and $0.15 respectively per basic and diluted share. Pro forma net loss and loss per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


                                              Three months               Nine months
                                           ended September 30        ended September 30,
                                        ------------------------   -----------------------
(Dollars in thousands, except
      per share amounts)
------------------------
                                           2002          2001         2002         2001
                                        ----------    ----------   ----------   ----------
Income (loss) before
   extraordinary item                   ($   1,333)   $    2,674   $   49,662   ($     194)
Extraordinary item                              --            --           --          107
                                        ----------    ----------   ----------   ----------
Reported net income (loss)              ($   1,333)   $    2,674   $   49,662   ($      87)
Add: Goodwill amortization                      --           384           --        1,099
                                        ----------    ----------   ----------   ----------
Adjusted net income (loss)              ($   1,333)   $    3,058   $   49,662        1,012
                                        ----------    ----------   ----------   ----------
Basic and diluted earnings per share:
   Income (loss) before
   extraordinary item                   ($    0.09)   $     0.36   $     4.44   ($    0.03)
Extraordinary item                              --            --           --         0.02
                                        ----------    ----------   ----------   ----------
Reported net income (loss)              ($    0.09)   $     0.36   $     4.44   ($    0.01)
Add: Goodwill amortization                      --          0.06           --         0.15
                                        ----------    ----------   ----------   ----------
Adjusted net income (loss)              ($    0.09)   $     0.42   $     4.44   $     0.14
                                        ----------    ----------   ----------   ----------


      As a result of the Conestoga acquisition described in Note 3 as well as previous acquisitions, the intangible assets and related accumulated amortization recorded on our balance sheets are as follows:



                             As of September 30, 2002    As of December 31, 2001
                             ------------------------    ------------------------
                               Gross                      Gross
                             carrying    Accumulated     carrying    Accumulated
                              amount     amortization     amount     amortization
                             --------    ------------    --------    ------------
Customer base                $ 75,700       $ (1,838)         $--             $--
Franchise                     104,800              --          --              --
Trademarks and
     Trade names                1,200            (133)         --              --
Non-compete agreements          1,424            (640)      1,450            (433)
                             --------    ------------    --------    ------------
Total intangible assets      $183,124    $     (2,611)   $  1,450    $       (433)
                             ========    ============    ========    ============



      Aggregate amortization expense related to these intangible assets recorded for the nine-months ended September 30, 2002 was $2,211. Estimated amortization expense for succeeding years is as follows:


For the year ended:
     December 31, 2002     $3,851
     December 31, 2003      6,198
     December 31, 2004      6,198
     December 31, 2005      5,824
     December 31, 2006      5,513

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


(5)   DISCONTINUED OPERATIONS

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

      On April 1, 2002, D&E consummated its sale of PCS ONE. The related contract services D&E provided to PCS ONE were terminated subsequent to the sale, after a six-month post closing period.


      Upon completion of the sale, D&E received $74,168 in cash, subject to post closing adjustments as set forth in the sale agreement. These adjustments were finalized in the third quarter of 2002 and resulted in additional cash proceeds of $2,287, which were collected in October, 2002. In addition, D&E received equipment with a fair value of approximately $2,014. Selling and other estimated costs, offset by post-closing adjustments, are approximately $1,542 and associated income taxes are estimated at $29,325. The gain on sale recognized was $55,413 after eliminating the $10,098 liability for the equity in net losses of discontinued D&E Wireless operations in excess of investments and advances. The proceeds from the sale of PCS ONE were used to help finance the acquisition of Conestoga Enterprises, Inc. (see Note 3).

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


      Summarized financial information for the discontinued operations of D&E Wireless Services is as follows:

                                           Three months            Nine months
                                        Ended September 30,     Ended September 30,
                                       --------------------    --------------------
                                         2002        2001        2002        2001
                                       --------    --------    --------    --------
Revenue                                $    729    $  3,133    $  4,741    $  8,704
Expenses                                    709       2,822       4,299       7,932
                                       --------    --------    --------    --------
     Operating income                        20         311         442         772
Equity in net loss of PCS ONE                --      (2,315)     (1,605)     (7,359)
Phase-out losses deferred until sale         --          --       1,268          --
Gain on sale of PCS ONE                    (162)         --      84,738          --
Other income                                 --          61          --          93
                                       --------    --------    --------    --------
     Income (loss) from D&E wireless
          Operations before taxes          (142)     (1,943)     84,843      (6,494)
Income taxes                                138        (390)     29,337      (1,942)
                                       --------    --------    --------    --------
     Income (loss) from D&E wireless
          Operations, net of taxes     $   (280)   $ (1,553)   $ 55,506    $ (4,552)
                                       --------    ========    ========    ========


      The summarized results of operations of PCS ONE were as follows:


                         Three months               Nine months
                      Ended September 30,       Ended September 30,
                      -------------------      ----------------------
                       2002        2001          2002          2001
                      ------     --------      --------      --------
Net sales             $   --     $ 13,485      $ 12,312      $ 33,751
Net loss              $   --     $ (4,630)       (3,211)      (14,718)
Our share of loss     $   --     $  2,315        (1,605)       (7,359)


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
                                ----

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


     Summarized income statement information for the discontinued operations of the paging services were as follows:


                                      Three months           Nine months
                                  ended September 30,    ended September 30,
                                  -------------------    -------------------
                                   2002        2001       2002        2001
                                  -------     -------    -------     -------
Revenue                              $183        $ 24       $294        $ 78
Expenses                              166          17        290          99
                                  -------     -------    -------     -------
Operating income (loss)                17           7          4        (21)
Income taxes (benefit)                  7           3          2         (8)
                                  -------     -------    -------     -------
Income (loss) from Paging
     operations, net of taxes        $ 10        $  4       $  2       ($13)


(6)   SALE OF CONESTOGA WIRELESS ASSETS


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



     On November 12, 2002, we entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC ("Keystone"), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers, Florida-based company that owns and manages wireless communications systems throughout the United States of America. Upon completion of the sale, CWC will receive $10.0 million in cash and D&E will receive $10.0 million in a secured promissory note issued by Keystone, each subject to certain purchase price adjustments to be determined after closing. Proceeds from the sales price, including adjustments, less costs to sell are estimated at the $9,650 value recorded in the balance sheet and there will be no gain or loss recorded as a result of a sale. The sale is subject to final regulatory approval by the Federal Communications Commission and other customary closing conditions.


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




(7)   INVESTMENTS IN AFFILIATED COMPANIES

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

      The summarized results of operations of EuroTel were as follows:


                                  Three months             Nine months
                               ended September 30,     ended September 30,
                              --------------------    --------------------
                                2002        2001        2002        2001
                              --------    --------    --------    --------
Net sales                     $     --    $  1,868    $     --    $  5,542
Net income (loss)               (1,683)     15,411      (2,730)     16,737
Our share of income (loss)        (561)      5,137        (910)      5,579


      The summarized results of operations of Pilicka were as follows:

                                Three months            Nine months
                            ended September 30,     ended September 30,
                            -------------------     -------------------
                                    2002                   2002
                                  -------                 -------
Net sales                         $ 2,235                 $ 6,958
Net loss                          $  (753)                $(2,677)
Our share of loss                 $  (234)                  $(830)
Investment Amortization           $  (119)                  $(351)
Total loss                        $  (353)                $(1,181)


(8)   ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

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


      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30. However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company adopted SFAS No. 144 effective January 1, 2002. We have determined that there is no impairment to any long-lived assets. We have also accounted for the planned sale of the Conestoga wireless operations and the combined Conestoga and D&E paging operations in accordance with SFAS 144 (Notes 5 and 6).


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

(9)   LONG-TERM DEBT

      During the second quarter of 2002 in connection with the Conestoga acquisition (Note 3), we incurred additional indebtedness to finance a portion of the acquisition and to repay certain existing indebtedness and related fees and we also assumed certain existing indebtedness of Conestoga. The following table sets forth total long-term debt outstanding:

                                Interest rate
                               at September 30,                September 30,    December 31,
Description                          2002          Maturity        2002             2001
--------------------------     ----------------    --------    -------------    ------------
Senior Secured Revolving
    Credit Facility                  5.81%           2009           $ 32,250        $  8,000
Senior Secured Term Loan B           5.95%           2010            125,000              --
Senior Secured Term Loan A           6.07%           2011             50,000          50,000
Secured Term Loan                    9.34%           2014             20,000              --
Secured Term Loan                    9.36%           2014             15,000              --
Capital lease obligations                                              2,879             176
                                                               -------------    ------------
                                                                     245,129          58,176
Less current maturities                                                  129              52
                                                               -------------    ------------
Total long-term debt                                                $245,000        $ 58,124
                                                               =============    ============

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


      Senior Secured Revolving Credit Facility:

      The Senior Secured Revolving Credit Facility ("Credit Facility") is a $75,000 8 -1/2-year senior secured reducing revolving credit facility. The Credit Facility requires interest only payments for two years initially with increasing quarterly principal reductions of the amount available to borrow beginning in the third quarter of 2004 and continuing through the fourth quarter of 2009. Interest is payable at a base rate or at one, two, three or six month LIBOR rates plus an applicable margin based on our leverage ratio. At September 30, 2002 the interest rate was 5.81%. The Credit Facility also requires a quarterly commitment fee on the unused portion.

      Senior Secured Term Loan B:

      We have outstanding a new 8 -1/2-year variable rate Senior Secured Term Loan B ("Term Loan B") for $125,000. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. At September 30, 2002 the average interest rate was 5.95%. Term Loan B requires interest only payments for two years initially with increasing quarterly principal payments beginning in the third quarter of 2004 and continuing through the fourth quarter of 2010.

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



      D&E's indebtedness requires that the Company maintain certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. At September 30, 2002, D&E was in compliance with all covenants. We are also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years, beginning on November 24, 2002.


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




      At December 31, 2001, we had $1,757 outstanding under our lines of credit with domestic banks. As of May 24, 2002 in connection with the obtaining of our new revolving credit facility, the Company terminated its lines of credit and repaid all amounts outstanding.

      Capital lease obligations:

      As a result of the Conestoga acquisition, we assumed a long-term lease agreement for a building that requires monthly rent payments of approximately $24, including interest at 7.95% through April 2020. In addition, D&E has equipment leases that require monthly payments of $5 through October 2004.

(10)  INVESTMENTS, AVAILABLE-FOR-SALE

      During the second quarter of 2002, the company determined that the decline in value of two of its available-for-sale securities was other than temporary. As such, D&E recorded a $2,999 realized loss with a corresponding tax benefit of $1,174.

(11)  BUSINESS SEGMENT DATA


      Our segments, excluding the Paging segment, which is now reported as a discontinued segment, are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless. In the first quarter of 2002 we renamed our ILEC segment our "RLEC" segment and our Networking Services segment our "Systems Integration" segment to better define these businesses. The measure of profitability for our segments is operating income.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)



                                  External Revenues    Intersegment Revenues   Operating Income (Loss)
                                 Three months ended     Three months ended      Three months ended
                                    September 30,          September 30,          September 30,
                                 -------------------   ---------------------   -----------------------
            Segment                2002       2001       2002        2001        2002         2001
------------------------------   --------   --------   --------    ---------   ---------    ----------
RLEC .........................   $ 25,518   $ 10,754   $  2,384    $   1,372   $  6,951       $  1,230
CLEC .........................      7,716      1,560        146          108     (1,050)        (1,186)
Internet Services ............      1,226        583        107            7        (69)          (593)
Systems Integration ..........      6,201      6,035          7           44       (674)          (855)
Conestoga Wireless ...........      3,245         --         36           --       (447)            --
Corporate, Other
and Eliminations .............      1,331        560     (2,680)      (1,531)      (652)           (56)
                                 --------   --------   --------    ---------   ---------    ----------
Total ........................   $ 45,237   $ 19,492   $     --    $      --   $  4,059       $ (1,460)
                                 ========   ========   ========    =========   =========    ==========





                                  External Revenues    Intersegment Revenues   Operating Income (Loss)
                                  Nine months ended      Nine months ended       Nine months ended
                                    September 30,          September 30,          September 30,
                                 -------------------   ---------------------   -----------------------
            Segment                2002       2001       2002        2001        2002         2001
------------------------------   --------   --------   --------    ---------   ---------    ----------
RLEC .........................   $ 50,985   $ 30,787   $  4,185    $   3,557    $ 10,372    $    6,134
CLEC .........................     13,308      4,970        373          219      (2,991)       (2,776)
Internet Services ............      3,086      1,201        150           18        (539)       (1,733)
Systems Integration ..........     17,687     17,384         32           82      (2,029)       (2,768)
Conestoga Wireless ...........      4,010         --         42           --        (851)           --
Corporate, Other .............
and Eliminations .............      2,568      2,162     (4,782)      (3,876)       (358)         (149)
                                 --------   --------   --------    ---------   ---------    ----------
Total ........................   $ 91,644   $ 56,504   $     --    $      --    $  3,604    $   (1,292)
                                 ========   ========   ========    =========   =========    ==========

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
               ---------------------------------------------------
                        (Dollar amounts are in thousands)
                                   (Unaudited)


                                                 Segment Assets
                                            -----------------------
                                            September     December
              Segment                        30, 2002     31, 2001
---------------------------------------     ---------     ---------

RLEC ..................................     $ 491,732     $ 151,303
CLEC ..................................        64,371        12,232
Internet Services .....................         4,776         1,775
Systems Integration ...................        20,206        14,787
Conestoga Wireless ....................         6,665
Corporate, Other
and Eliminations ......................        13,295       (37,219)
                                            ---------     ---------
Total .................................     $ 601,045     $ 142,878
                                            =========     =========


      The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:



                                                    Three months ended      Nine months ended
                                                       September 30,          September 30,
                                                     2002        2001        2002        2001
                                                   --------    --------    --------    --------
Operating income (loss) from reportable segments   $  4,711    $ (1,404)   $  3,962    $ (1,143)
Corporate, other and eliminations ..............       (652)        (56)       (358)       (149)
Equity in net income (losses) of affiliates ....       (914)      5,137      (2,091)      5,579
Interest expense ...............................     (4,383)       (682)     (7,139)     (1,600)
Loss on investments ............................          --         --      (2,999)         --
Other, net .....................................         91         346         292       1,090
                                                   --------    --------    --------    --------
Income (loss) from continuing operations
before income taxes and dividends
on utility preferred stock .....................   $ (1,147)   $  3,341    $ (8,333)   $  3,777
                                                   ========    ========    ========    ========

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

                        (Dollar amounts are in thousands)


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

      During the third quarter of 2002, we committed to a plan to sell the paging assets of Conestoga Mobile Systems' and D&E's operations. Accordingly, we have reflected our wireless assets as available-for-sale while including the results of Conestoga Wireless as part of operating activity because there is a continuing involvement in building out tower sites and a lease guarantee related to certain tower sites. Our paging businesses were reported as discontinued operations in our financial statements.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

                        (Dollar amounts are in thousands)


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

RESULTS OF OPERATIONS

      The following table is a summary of our operating results by segment for the three months ended September 30, 2002 and 2001:




                                                                                               CORPORATE,
                                                       INTERNET      SYSTEMS     CONESTOGA     OTHER AND       TOTAL
                                  RLEC       CLEC      SERVICES    INTEGRATION    WIRELESS    ELIMINATIONS    COMPANY
                                --------   --------    --------    -----------    --------    ------------    -------
     THREE MONTHS ENDED
     SEPTEMBER 30, 2002
-----------------------------
Revenues - External              $25,518    $ 7,716    $  1,226    $     6,201    $  3,245    $      1,331    $45,237
Revenues - Intercompany            2,384        146         107              7          36          (2,680)        --
                                --------   --------    --------    -----------    --------    ------------    -------
Total Revenues                    27,902      7,862       1,333          6,208       3,281          (1,349)    45,237
                                --------   --------    --------    -----------    --------    ------------    -------
Depreciation and Amortization      7,685      1,021         118            405          --             173      9,402
Other Operating Expenses          13,266      7,891       1,284          6,477       3,728            (870)    31,776
                                --------   --------    --------    -----------    --------    ------------    -------
Total Operating Expenses          20,951      8,912       1,402          6,882       3,728            (697)    41,178
                                --------   --------    --------    -----------    --------    ------------    -------
Operating Income (Loss)            6,951     (1,050)        (69)          (674)       (447)           (652)     4,059
                                --------   --------    --------    -----------    --------    ------------    -------




                                                                                               CORPORATE,
                                                       INTERNET      SYSTEMS      CONESTOGA    OTHER AND       TOTAL
                                  RLEC       CLEC      SERVICES    INTEGRATION    WIRELESS    ELIMINATIONS    COMPANY
                                --------   --------    --------    -----------    --------    ------------    -------
     THREE MONTHS ENDED
     SEPTEMBER 30, 2001
-----------------------------
Revenues - External             $ 10,754    $ 1,560       $ 583        $ 6,035                        $560    $19,492
Revenues - Intercompany            1,372        108           7             44                      (1,531)        --
                                --------   --------    --------    -----------    --------    ------------    -------
Total Revenues                    12,126      1,668         590          6,079                        (971)    19,492
                                --------   --------    --------    -----------    --------    ------------    -------
Depreciation and Amortization      2,913        149          69            769                          83      3,983
Other Operating Expense            7,983      2,705       1,114          6,165                        (998)    16,969
                                --------   --------    --------    -----------    --------    ------------    -------
Total Operating Expenses          10,896      2,854       1,183          6,934                        (915)    20,952
                                --------   --------    --------    -----------    --------    ------------    -------
Operating Income (Loss)            1,230     (1,186)       (593)          (855)                        (56)    (1,460)
                                --------   --------    --------    -----------    --------    ------------    -------

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

                        (Dollar amounts are in thousands)


      The following table is a summary of our operating results by segment for the nine months ended September 30, 2002 and 2001:



                                                                                               CORPORATE,
                                                       INTERNET      SYSTEMS     CONESTOGA     OTHER AND       TOTAL
                                  RLEC       CLEC      SERVICES    INTEGRATION    WIRELESS    ELIMINATIONS    COMPANY
                                --------   --------    --------    -----------    --------    ------------    -------
    NINE MONTHS ENDED
    SEPTEMBER 30, 2002
-----------------------------
Revenues - External              $50,985    $13,308      $3,086       $ 17,687      $4,010          $2,568    $91,644
Revenues - Intercompany            4,185        373         150             32          42          (4,782)        --
                                --------   --------    --------    -----------    --------    ------------    -------
Total Revenues                    55,170     13,681       3,236         17,719       4,052          (2,214)    91,644
                                --------   --------    --------    -----------    --------    ------------    -------
Depreciation and Amortization     15,541      1,746         328          1,078          --             437     19,130
Other Operating Expenses          29,257     14,926       3,447         18,670       4,903          (2,293)    68,910
                                --------   --------    --------    -----------    --------    ------------    -------
Total Operating Expenses          44,798     16,672       3,775         19,748       4,903          (1,856)    88,040
                                --------   --------    --------    -----------    --------    ------------    -------

Operating Income (Loss)           10,372     (2,991)       (539)        (2,029)       (851)           (358)     3,604
                                --------   --------    --------    -----------    --------    ------------    -------




                                                                                               CORPORATE,
                                                       INTERNET      SYSTEMS     CONESTOGA     OTHER AND       TOTAL
                                  RLEC       CLEC      SERVICES    INTEGRATION    WIRELESS    ELIMINATIONS    COMPANY
                                --------   --------    --------    -----------    --------    ------------    -------
    NINE MONTHS ENDED
    SEPTEMBER 30, 2001
-----------------------------
Revenues - External             $ 30,787    $ 4,970     $ 1,201       $ 17,384                     $ 2,162    $56,504
Revenues - Intercompany            3,557        219          18             82                      (3,876)        --
                                --------   --------    --------    -----------    --------    ------------    -------
Total Revenues                    34,344      5,189       1,219         17,466                      (1,714)    56,504
                                --------   --------    --------    -----------    --------    ------------    -------
Depreciation and Amortization      8,092        565         164          2,075                         304     11,200
Other Operating Expense           20,118      7,400       2,788         18,159                      (1,869)    46,596
                                --------   --------    --------    -----------    --------    ------------    -------
Total Operating Expenses          28,210      7,965       2,952         20,234                      (1,565)    57,796
                                --------   --------    --------    -----------    --------    ------------    -------
Operating Income (Loss)            6,134     (2,776)     (1,733)        (2,768)                       (149)    (1,292)
                                --------   --------    --------    -----------    --------    ------------    -------



CONSOLIDATED OPERATIONS

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

      Consolidated operating revenues from continuing operations increased $25,745, or 132.1%, to $45,237 for the three months ended September 30, 2002 from $19,492 in the same period of 2001. The revenue

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

                        (Dollar amounts are in thousands)


increase was primarily due to $26,226 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002 offset by a $1,009 reduction in D&E's RLEC network access revenues and a $1,465 decline in D&E's system integration revenues.

      Consolidated operating income from continuing operations increased $5,519 to an income of $4,059 for the three months ended September 30, 2002 from a loss of $1,460 in the same period of 2001. The increase was primarily related to $3,283 in incremental income attributable to the acquisition of Conestoga. The increase was also partially attributable to improved operating results in D&E's RLEC and Internet Services segments and the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS 142. Goodwill amortization resulted in $384 of expense in the period for 2001.

      Other income and expense was a net expense of $5,206 in the third quarter of 2002 compared to a net income of $4,801 in the same period of the prior year. This net decrease in other income of $10,007 is primarily attributable to (i) a $6,051 decrease in European affiliate income recognized in the third quarter of 2002 as a result of a portion of an arbitration award being included in European affiliate income in the third quarter 2001 and (ii) a $3,701 increase in interest expense in the third quarter of 2002, as a result of increased borrowings to finance the acquisition of Conestoga.


      Income taxes were a benefit of $99 in the third quarter of 2002 compared to a benefit of $898 in the same period of 2001.


      Adjustments to the gain for discontinued operations from D&E Wireless resulted in an after-tax loss of $280 in the third quarter of 2002 primarily from the final post-closing adjustments and transition activity related to the sale of our wireless partnership interest, compared with the loss from D&E's Wireless operations of $1,553 in the third quarter of 2001. The discontinued operations of our Paging Service business for the third quarter of 2002 was a gain of $11 after taxes as compared to income of $4 from D&E's paging services in 2001.

      Our net loss was $1,333, or $0.09 per share in the third quarter of 2002 compared to a net income of $2,674, or $0.36 per share in the third quarter of 2001.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

      Consolidated operating revenues from continuing operations increased $35,140 or 62.2% to $91,644 for the nine months ended September 30, 2002 from $56,504 in the same period of 2001. The revenue increase was primarily due to $34,274 in incremental revenue attributable to the acquisition of Conestoga on May 24, 2002 as well as an increase of approximately 45% in the number of D&E's customers in our Internet Services segment and 47% more access lines in our CLEC segment before including Conestoga's lines. These revenue increases were offset by decreases in D&E's system integration revenues.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


      Consolidated operating income from continuing operations increased $4,896 to an income of $3,604 for the nine months ended September 30, 2002 from a loss of $1,292 in the same period of 2001. The increase was primarily related to $3,982 incremental income attributable to the acquisition of Conestoga, improved operating results in D&E's Internet Services and Systems Integration segments and the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS 142, which resulted in $1,099 of amortization expense in the period for 2001. The increases were partially offset by $839 of financing costs expensed as merger-related costs associated with an abandoned debt offering, $134 of severance charges expensed as merger-related costs for D&E employees terminated as a result of the merger, $285 of stay bonuses to D&E employees working during transition and a charge to bad debt expense of $651 for WorldCom receivables as a result of their bankruptcy filing.

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

      Income taxes were a benefit of $2,536 in the first nine months of 2002 compared to a benefit of $643 in the same period of 2001.

      Discontinued operations of D&E Wireless resulted in an income of $55,506 after tax in the first nine months of 2002 primarily from the completion of the sale of our wireless partnership interest, compared with the loss from operations of $4,552 in the first nine months of 2001. The discontinued operations of our paging services business included in the first nine months of 2002 were a gain of $2 after taxes as compared to an after tax loss of $13 from D&E's paging services in 2001.

      Our net income was $49,662, or $4.44 per share in the first nine months of 2002 compared to a net loss of $87, or $0.01 per share in the first nine months of 2001.

RLEC SEGMENT RESULTS

                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                             SEPTEMBER 30                               SEPTEMBER 30,
                                             ------------                               -------------
                                   2002         2001          Change         2002          2001         Change
                                   ----         ----          ------         ----          ----         ------
Revenues:
    Local Telephone Service      $  8,270      $  3,029      $  5,241      $ 16,695      $  9,060      $  7,635
    Network Access                 13,723         6,925         6,798        27,680        19,320         8,360
    Other                           5,909         2,172         3,737        10,795         5,964         4,831
                                 --------      --------      --------      --------      --------      --------

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


Total Revenues                     27,902        12,126        15,776        55,170        34,344        20,826
                                 --------      --------      --------      --------      --------      --------

Depreciation and
  Amortization                      7,685         2,913         4,772        15,541         8,092         7,449
Other Operating Expenses           13,266         7,983         5,283        29,257        20,118         9,139
                                 --------      --------      --------      --------      --------      --------
Total Operating Expenses           20,951        10,896        10,055        44,798        28,210        16,588
                                 --------      --------      --------      --------      --------      --------

Operating Income                    6,951         1,230         5,721        10,372         6,134         4,238
                                 --------      --------      --------      --------      --------      --------

Access Lines at Sept. 30,         146,619        61,962                     146,619        61,962
                                 --------      --------                    --------      --------

      RLEC segment revenues increased $15,776 to $27,902 for the three months ended September 30, 2002 from $12,126 in the same period of 2001. The Conestoga acquisition added $16,172 while our D&E RLEC revenue decreased $396 from the same period of 2001. Our D&E local telephone service revenues increased $804 or 26.6% to $3,833 in the third quarter of 2002, from $3,029 in the same period of 2001, driven by rate increases effective in December 2001 and July 2002. We experienced a decrease of $1,010 or 14.6% to $5,915 in D&E's network access revenues in the third quarter of 2002, from $6,925 in the same period of 2001, as a result of lower call volumes and a decrease in certain network access rate elements. The access line increase was the net result of 648 fewer D&E lines compared to a year earlier, primarily relating to the loss of 488 lines from one customer that relocated its customer service operations outside of our territory, and 84,895 Conestoga lines acquired; plus 410 additions from net adjusted line counts.

      RLEC operating expenses increased $10,055 to $20,951 in the third quarter of 2002 from $10,896 in the same period of the prior year. The Conestoga acquisition added $11,350 while our D&E RLEC expense decreased $1,295. Depreciation expense increased $4,772 as a result of tangible and intangible assets from the Conestoga acquisition and D&E's capital additions. In the third quarter of 2002, we charged bad debt expense $162 for WorldCom receivables as a result of their bankruptcy filing.

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

      RLEC operating expenses increased $16,588 to $44,798 in the first nine months of 2002 from $28,210 in the same period of the prior year. The increase was primarily attributable to increased operating expenses from incremental costs associated with the Conestoga acquisition as well as financing costs expensed during the second quarter of 2002 related to an abandoned debt offering, severance related costs and a charge to bad debt expense of $590 for WorldCom receivables as a result of their bankruptcy filing. Depreciation and

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


amortization expense increased $7,449 as a result of tangible and intangible assets from the Conestoga acquisition and D&E's capital additions, primarily a new building placed into service in July 2001.

CLEC SEGMENT RESULTS

                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 SEPTEMBER 30,                              SEPTEMBER 30,
                                                 -------------                              -------------
                                     2002           2001          Change         2002           2001          Change
                                     ----           ----          ------         ----           ----          ------
Revenues:
    Local Telephone Service        $  1,963       $    442       $  1,521      $  3,564       $  1,073       $  2,491
    Network Access                    1,088            295            793         2,083          1,040          1,043
    Long Distance                     4,658            872          3,786         7,711          2,454          5,257
    Other                               153             59             94           323            622           (299)
                                   --------       --------       --------      --------       --------       --------
Total Revenues                        7,862          1,668          6,194        13,681          5,189          8,492
                                   --------       --------       --------      --------       --------       --------

Depreciation and Amortization         1,021            149            872         1,746            565          1,181
Other Operating Expenses              7,891          2,705          5,186        14,926          7,400          7,526
                                   --------       --------       --------      --------       --------       --------
Total Operating Expenses              8,912          2,854          6,058        16,672          7,965          8,707
                                   --------       --------       --------      --------       --------       --------

Operating Loss                       (1,050)        (1,186)           136        (2,991)        (2,776)          (215)
                                   --------       --------       --------      --------       --------       --------

Access Lines at Sept. 30             28,387          6,785                       28,387          6,785
                                   --------       --------                     --------       --------

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

      CLEC operating expenses increased $6,058 to $8,912 in the third quarter of 2002 from $2,854 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market.

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

      CLEC operating expenses increased $8,707 to $16,672 in the first nine months of 2002 from $7,965 in the same period of the prior year. The increase was primarily related to the Conestoga acquisition and additional network operating costs consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market. The expenses included a charge to bad debt expense of $62 for WorldCom receivables as a result of their bankruptcy filing.

INTERNET SERVICES SEGMENT RESULTS

                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                             -------------                              -------------
                                 2002           2001          Change         2002           2001          Change
                                 ----           ----          ------         ----           ----          ------
Revenues                       $  1,333       $    590       $    743      $  3,236       $  1,219       $  2,017

Depreciation and
  Amortization                      118             69             49           328            164            164
Other Operating Expenses          1,284          1,114            170         3,447          2,788            659
                               --------       --------       --------      --------       --------       --------
Total Operating Expenses          1,402          1,183            219         3,775          2,952            823
                               --------       --------       --------      --------       --------       --------
Operating Loss                      (69)          (593)           524          (539)        (1,733)         1,194
                               --------       --------       --------      --------       --------       --------

Customers at September 30
     DSL                          5,138          1,791                        5,138          1,791
     Dial-up Access              12,417          8,431                       12,417          8,431
     Web-hosting Services           590            406                          590            406

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

      Internet Services segment operating expenses increased 18.5% to $1,402 in the third quarter of 2002 from $1,183 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base; however, the spreading of fixed operating costs over a larger revenue base improved operating margins. Management anticipates an increase in fourth quarter expenses when the Internet access service is expected to be offered in the Conestoga territories.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


      Internet Services segment revenues increased $2,017 or 165.5% to $3,236 in the first nine months of 2002 from $1,219 in the same period of 2001. Dial-up services for single user residential and business customers, as well as DSL customers and web-hosting subscriber increases accounted for $1,670 of the revenue increase, with $347 of the increase attributable to the Conestoga acquisition.

      Internet Services segment operating expenses increased $823 or 27.9% to $3,775 in the first nine months of 2002 from $2,952 in the same period of the prior year. The direct cost of operations increased as a result of providing service to the larger customer base; however, the spreading of fixed operating costs over a larger revenue base improved operating margins.

SYSTEMS INTEGRATION SEGMENT RESULTS

                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                            SEPTEMBER 30,                               SEPTEMBER 30,
                                2002           2001          Change          2002           2001          Change
                                ----           ----          ------          ----           ----          ------
Revenues                      $  6,208       $  6,079       $    129       $ 17,719       $ 17,466       $    253

Depreciation and
  Amortization                     405            769           (364)         1,078          2,075           (997)
Other Operating Expenses         6,477          6,165            312         18,670         18,159            511
                              --------       --------       --------       --------       --------       --------
Total Operating Expenses         6,882          6,934            (52)        19,748         20,234           (486)
                              --------       --------       --------       --------       --------       --------

Operating Loss                    (674)          (855)           181         (2,029)        (2,768)           739
                              --------       --------       --------       --------       --------       --------

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

      Systems Integration segment operating expenses decreased $52 or 0.7% to $6,882 in the third quarter 2002 from $6,934 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement, which amounted to $384 in the third quarter of 2001. Other operating expense changes in the third quarter of 2002 primarily related to decreased cost of equipment sold and lower computer services expense from temporarily reassigning staff.

      Systems Integration segment revenues increased $253 or 1.4% to $17,719 in the first nine months of 2002 from $17,466 in the same period of 2001. The Conestoga acquisition added $2,204, while D&E's product sales decreased $233 and D&E's service revenues decreased $1,707 from the first nine months of

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


2001. We believe the decrease partially relates to the effects of a slowing economy and reductions in customer spending for communications related infrastructure and consulting services.

      Systems Integration segment operating expenses decreased $486 or 2.4% to $19,748 in the first nine months of 2002 from $20,234 in the same period of the prior year. The decrease in depreciation and amortization primarily relates to the discontinuance of amortizing goodwill from two acquisitions in 2000 due to the adoption of a new accounting pronouncement, which amounted to $1,099 for the nine months ended September 30, 2001. Other operating expense changes in the first nine months of 2002 primarily related to increased cost of equipment sold offset by lower computer services expense.

CONESTOGA WIRELESS SEGMENT RESULTS

Conestoga Wireless segment revenues were $3,281 for the three months ended September 30, 2002 and $4,052 year to date. The operating loss of the third quarter was $447 and the year to date loss was $851. The sale of this segment was completed on January 14, 2003.

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

INCOME TAXES


      Income tax expense was a benefit of $99 in the third quarter of 2002 compared to a benefit of $898 in the same period of 2001. The change in tax primarily resulted from the $5,137 of European income in 2001 having its tax provision being offset by a benefit from the reversal of a related valuation allowance on deferred tax assets from previous net operating losses on European investments.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


      Income taxes were a benefit of $2,536 in the first nine months of 2002 compared to a benefit of $643 in the same period of 2001. The change in tax primarily resulted from the taxable income in 2001 changing to a taxable loss in 2002 and the change in the valuation allowance for European results in 2001.

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

      Net cash provided by continuing operations was $13,380 in the first nine months of 2002 compared with $7,531 in the same period of the prior year. As a result of the merger, the Company experienced improved operating efficiencies offset by higher cash operating expenses relating to the continued growth in our CLEC and Internet Services segments, payments for merger-related severance and payments assumed on liabilities from Conestoga.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        (Dollar amounts are in thousands)


      Net cash used in investing activities was $173,683 in the first nine months of 2002 primarily due to $156,439 in net cash expenditures related to the Conestoga acquisition. Other capital additions were $16,227 for the period. Capital additions primarily included $8,279 for network and outside plant infrastructure expansion plus $3,884 for CLEC switching equipment and line extensions and $1,818 for computers. In the first nine months of 2001, $28,217 was invested in capital additions including $8,566 for construction of an office building, $6,363 for computer equipment and software and $6,528 for network infrastructure equipment.

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

EXTERNAL SOURCES OF CAPITAL AT SEPTEMBER 30, 2002

      During the second quarter of 2002, we abandoned an offering of senior notes due to market conditions. We completed an amendment to our existing credit facility to provide a new 8 -1/2-year variable rate senior secured term loan for $125,000 and a $25,000 increase to our existing 8 -1/2-year revolving credit facility. In connection with the amended agreement, we incurred debt issuance costs of approximately $7,999, which will be amortized over the 8 -1/2-year life of the debt. We amended our existing credit facility to, among other things, increase certain interest rate provisions, grant the lender a secured position with respect to all credit facility borrowings and include additional financial covenants.

      As of September 30, 2002, we had $285,000 in credit facilities consisting of the following:

            - $50,000 single draw 10-year term loan, of which $50,000 was outstanding,

            - $75,000 senior reducing revolving credit loan for 8 1/2-years, of which $32,250 was drawn,

            - $125,000 single draw 8 -1/2-year term loan, of which $125,000 was outstanding,

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

      For further information regarding our lines of credit and long-term debt, see Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

COMMITMENTS, CONTINGENCIES AND PROJECTED USES OF CAPITAL

      Having completed the Conestoga acquisition, we believe that our most significant commitments, contingencies and projected uses of funds in 2002, other than for operations, include capital expenditures, the payment of annual common stock dividends and other contractual obligations.

      We hold a 29% direct interest in Pilicka and a 33% interest in EuroTel, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of Pilicka or EuroTel are presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In 2001, we made advances of $9,920 pursuant to this commitment. We advanced $912 in funds to EuroTel in the nine months ended September 30, 2002, and we expect that our total 2002 funding requirements for EuroTel will be approximately $1,500. We have provided a letter of commitment to advance funds to EuroTel for 2002.

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


      SFAS 142 also requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the D&E's goodwill. We will perform this assessment annually. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.



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

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                       (Dollar amounts are in thousands)



      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30. However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company adopted SFAS No. 144 effective January 1, 2002. We have determined that there is no impairment to any long-lived assets. We have also accounted for the planned sale of the Conestoga wireless operations and the combined Conestoga and D&E paging operations in accordance with SFAS 144 (Notes 5 and 6).


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


      During the first quarter 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Annual goodwill amortization of approximately $1,440 ceased as of January 1, 2002 as a result of adopting SFAS 142. During the first quarter 2002, we also adopted Statement of Financial accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which addresses issues relating to the implementation of Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We have determined that there is no impairment to any long-lived assets. However, we have accounted for our planned sale of Conestoga's wireless segment and our paging services business in accordance with SFAS 144 as described in Notes 5 and 6 to our consolidated financial statements included in this Form 10-Q.


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

FACTORS AFFECTING OUR PROSPECTS

            THE COMMUNICATIONS INDUSTRY IS BECOMING INCREASINGLY COMPETITIVE, AND THIS COMPETITION HAS RESULTED IN PRICING PRESSURE ON OUR SERVICE OFFERINGS.

      As a provider of integrated communications services, we face competition from:

      - competitive local exchange carriers, including Verizon Communications, Adelphia Business Solutions (which has received regulatory approval to compete with us in our RLEC territory using its own facilities), Commonwealth Telephone Enterprises and XO Communications;

      -     Internet service providers, including AOL, EarthLink and MSN;

      - cable television companies, including Adelphia Communications, Comcast, AT&T Broadband and Pencor Services;

      - wireless services providers, including AT&T Wireless, Cingular Wireless, Sprint PCS and T-Mobile;

      - providers of communications services such as long distance services, including, AT&T, MCI WorldCom and, as a consequence of its recently received regulatory approval to provide long distance services in Pennsylvania, Verizon Communications; and

      - systems integration providers, including Morefield Communications, Inc., IntelliMark IT Business Solutions and Weidenhammer Systems Corporation.

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

      If we expand our CLEC operations, our success will depend, in part, on our ability to manage existing interconnection agreements and to enter into and implement new interconnection agreements with other telephone companies. Our failure to obtain these agreements and permits could hamper this expansion. Interconnection agreements are subject to negotiation and interpretation by the parties to the agreements and are subject to state regulatory commission, FCC and judicial oversight. If the terms of these interconnection agreements need to be renegotiated, we may not be able to renegotiate existing or enter into new interconnection agreements in a timely manner or on favorable terms. We must also maintain existing, and obtain new, local permits, including rights to utilize underground conduit and pole space and other rights-of-

                   D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                       (Dollar amounts are in thousands)

way. We may not be able to maintain our existing permits and rights or obtain and maintain other required permits and rights on acceptable terms. Cancellation or nonrenewal of interconnection agreements, permits, rights-of-way or other arrangements could significantly harm our business.

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

      -     expand our CLEC marketing areas; and

      -     extend credit.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit                           Identification
  No.                               of Exhibit                               Reference
  ---                               ----------                               ---------
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

                   D&E Communications, Inc. and Subsidiaries


            internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003



                                            /s/ G. William Ruhl
                                            -----------------------------------
                                            G. William Ruhl
                                            Chief Executive Officer

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


Date: March 31, 2003



                                            /s/ Thomas E. Morell
                                            -----------------------------------
                                            Thomas E. Morell
                                            Chief Financial Officer