Form 10-K
period 2002-12-31
D&E COMMUNICATIONS INC
filed 2003-03-31
CIK 1011737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [X]     No [ ]



     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12B-2).  Yes [X]     No [ ]



     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $130,373,439. Such aggregate market value was computed by reference to the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on June 30, 2002. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.



     The number of shares of the registrant's Common Stock outstanding as of March 14, 2003 was 15,422,466.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A.  Quantitative and Qualitative Disclosure About Market
          Risks.......................................................   36
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   37

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 13.  Certain Relationships and Related Transactions..............   37
Item 14.  Controls and Procedures.....................................   37

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   38

                                     PART I

FORWARD LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Our disclosure and analysis in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as "believes," "expects," "anticipates," "estimates," "intends," "strategy," "plan," or similar words or expressions. In particular, statements, express or implied, concerning future operating results or the ability to generate income or cash flows are forward-looking statements. Forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by forward-looking statements.

     You should understand that various factors, including those discussed in the section titled "Item 1. Business -- Factors Affecting Our Prospects" and elsewhere in this document could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

OVERVIEW

     Our common stock is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol "DECC". Our internet address is www.decommunications.com. Electronic copies of the 2002 Annual Report on Form 10-K are available free of charge by visiting the "Investor Relations" section of www.decommunications.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

     We are a provider of integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate incumbent rural local telephone companies, or rural local exchange carriers ("RLECs"), in parts of Berks, Lancaster and Union counties, and smaller portions of three other adjacent counties, in Pennsylvania, and competitive local telephone companies, or CLECs, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our "edge-out" markets. We offer our customers a comprehensive package of communications services, including local and long distance telephone services, high speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions including the related communications and computer equipment in areas that extend beyond the markets listed above.

     We have operated as the incumbent carrier in our RLEC service territories since the early 1900s and served 145,310 access lines through our 100% digitally switched network as of December 31, 2002. Currently, our RLEC does not compete directly with any other wireline company to provide local telephone service. Our RLEC strategy is to provide basic telephone service and continue to sell additional communications services, such as long distance, high speed data and enhanced telephone services, including voice mail, call waiting, caller identification and a telemarketer call-blocking service. We believe that these services represent an additional source of revenue and cash flow growth for our RLEC operations. As of December 31, 2002, approximately 16% of our residential customers had two access lines and 43% of our customers subscribed to at least one of our enhanced telephone services.

     Our CLEC operations began in 1998 and served 24,746 business and 5,454 residential access lines as of December 31, 2002. Our CLECs offer services similar to our RLECs and target small and medium-sized business customers within our edge-out markets. The incumbent providers in these markets are Sprint and Verizon Communications, a regional Bell operating company, or RBOC. Our strategy is to provide CLEC services primarily in secondary metropolitan areas near our RLEC, where we believe customers historically have been underserved. We plan to continue to leverage our existing RLEC network and construct new facilities in our existing edge-out markets when we believe it is economically prudent to do so.

     As part of our strategy to provide a range of data services to our customers, we offer dial-up and high speed Internet access services and web hosting services. We believe that customers in our markets historically have been underserved by national Internet providers and that we can provide technologically advanced Internet services with a superior level of customer service and support due to our local presence. As of December 31, 2002, we served 12,652 dial-up Internet access subscribers, 5,615 digital subscriber line, or DSL, subscribers and 651 web-hosting customers.

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


     Historically, we also have made investments in foreign telecommunications service providers. We own a 38.16% interest, 9.28% through our one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka Telephone S.A., which operates a telephone network in a region south of Warsaw, Poland. We presently maintain an active minority interest in these ventures. We currently are exploring strategic alternatives with regard to our ownership interest in Pilicka.


     Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. We are a Pennsylvania corporation.

RECENT DEVELOPMENTS

  SALE OF WIRELESS INTERESTS

     In connection with our strategy to exit the mobile, wireless, voice communications business, on April 1, 2002, we completed the sale of our investment in PCS ONE, whose results, along with related contract services provided to PCS ONE, have been reported as a discontinued segment. Subsequent to December 31, 2002, on January 14, 2003 we completed the sale of Conestoga Wireless. During the third quarter of 2002, we committed to a plan to sell the paging assets of Conestoga Mobile Systems' and D&E's operations. On January 28, 2003, we entered into a definitive sales agreement and expect to complete the sale during the second quarter of 2003.


     Accordingly, we have reflected our wireless assets as available-for-sale while including the results of Conestoga Wireless as part of operating activity because there is a continuing involvement in building out tower sites and a lease guarantee related to certain tower sites. Our paging businesses were reported as discontinued operations in our financial statements. We recorded a gain on the disposal of our D&E Wireless segment in 2002 of $55,506,000 net of taxes. Our income from discontinued operations, net of taxes in 2002 was $55,499,000 while we had losses from discontinued operations, net of taxes of $5,969,000 and $5,669,000, in 2001 and 2000, respectively.


  MERGER WITH CONESTOGA ENTERPRISES, INC.

     On May 24, 2002, we completed our acquisition of Conestoga Enterprises, Inc., a neighboring Pennsylvania RLEC providing integrated communications services throughout the eastern half of Pennsylvania. We paid cash consideration of $149,422,000, and issued 7,876,655 shares of our common stock to

Conestoga shareholders. We also assumed existing Conestoga indebtedness, which totaled $79,178,000, and outstanding options issued pursuant to Conestoga equity compensation plans.

     In connection with the Conestoga merger, we entered into an Amended and Restated Credit Agreement dated May 24, 2002 (the "Credit Agreement") with CoBank, ACB ("CoBank"), as a lender and administrative agent, and certain other lenders. The Credit Agreement provides for a new $125 million 8 1/2 year variable rate senior secured term loan and a $25 million increase to our existing $50 million revolving credit facility provided by CoBank. The Credit Agreement is also the governing document for our existing $50 million term loan from CoBank. On May 24, 2002, we borrowed the $125 million term loan and $35 million under the revolving credit facility. These borrowings, along with proceeds from the sale of our interest in PCS ONE, were used to pay the cash portion of the Conestoga merger as well as to repay certain existing indebtedness and related fees and expenses. See Section titled "Factors Affecting Our Prospects."

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

THE TELECOMMUNICATIONS INDUSTRY

     There are two predominant types of wireline service providers in the telecommunications industry: incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs. Wireless service providers also provide telephone services and more recently, cable television providers have begun providing local telephone service in certain markets although, to the best of our knowledge, not in any of the markets in which our RLECs operate. Within the ILEC sector, generally, there are rural local exchange carriers, or RLECs, that operate in rural areas, and the regional Bell operating companies, or RBOCs, which are the telephone companies created from the break-up of AT&T in 1984.

     Over the past several years, the telecommunications industry has undergone significant change. The passage of the Telecommunications Act of 1996, with its stated goal of encouraging the rapid deployment of new telecommunications technologies and promoting competition to ensure lower prices and higher quality services for U.S. telecommunications customers, substantially changed the telecommunications industry. This change permitted newly created CLECs to compete with ILECs. As a result, ILEC and CLEC operators increasingly are seeking to differentiate themselves by bundling their communications service offerings and providing better customer service. Despite the financial difficulties for certain telecommunications companies, other CLECs continue to gain market share from ILECs by primarily focusing on business customers in densely populated regions.

     During 2002, as a result of various factors reflective of national trends, the demand for second lines softened. These factors are partially as a result of customers moving their Internet access to the DSL services provided by the Company. Other customers have moved their Internet access service to cable modems provided by competitors in the cable television industry. Other customers are moving their service to wireless service for second lines or, in some cases, as their primary line.

     Wireless operators, which serve as an alternative service to wireline local and long-distance services, also pose a competitive threat to ILECs. In addition, in certain areas of the country, cable companies have begun to offer cable telephone service to residential customers and to bundle cable services with a package of data and voice communications services. To the best of our knowledge these services have not been used in our territories. Despite increasing competition, however, many large RLECs continue to grow their businesses by capitalizing on their extensive networks and the increasing demand for communications services. RLECs have grown their businesses primarily through favorable demographic trends and the introduction of new service offerings, including high speed data and enhanced telephone services. Additionally, consolidation among RLECs has created economies of scale and the ability to cross-sell new products across larger platforms.

     Nationally, there are a large number of RLECs similar to ours that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to regulatory factors and unfavorable economics of constructing and operating competitive systems. According to the most recent data available from the United States Telephone Association, as of December 31, 2000, there were over 1,300 ILECs with less than 50,000 access lines and approximately 35 ILECs with more than 50,000 access lines.

BUSINESS STRATEGY

     Our primary business objective is to be a leading, regional wireline-focused integrated communications service provider. To achieve this objective, we will continue to pursue the following goals:

  INCREASE SALES OF ENHANCED TELEPHONE SERVICES

     We offer a broad array of enhanced telephone services to our RLEC customers including caller identification, voice mail, a telemarketer call-blocking service, call forwarding, call waiting and three-way calling. These services offer customers a way to enhance their calling experience by satisfying their needs for information, security and convenience. These services represent an additional source of revenue for our RLEC operations. Additionally, we believe our enhanced telephone services improve our general customer experience, thereby promoting loyalty within our customer base and helping us to better retain our customers and to cross sell additional services. As of December 31, 2002, approximately 43% of our residential customers subscribed to at least one enhanced telephone service product and 13% subscribed to two or more enhanced telephone service products. We intend to continue to actively market our enhanced telephone services to our customer base.

  LEVERAGE OUR CORE ASSETS

     In our "edge-out" CLEC markets, we seek to increase our market share by offering competitive service packages to small and medium-sized business customers that we believe traditionally have been underserved by the incumbent provider. We intend to continue to leverage our modern network infrastructure, established brand name, extensive local knowledge and significant operating experience to gain new customers and increase our market share. We also intend to continue to actively market our broad array of services to our existing CLEC customers. As of December 31, 2002, 75% of our CLEC customers had subscribed to our long distance service and 22% of our CLEC business customers had subscribed to our high speed data services.

  INCREASE SALES OF INTERNET SERVICES

     We believe that we can further expand our market share of the Internet services business by meeting or exceeding the customer service and technical requirements of individual and business customers in a way not served by national providers of Internet services. We support our local approach to service with a technologically advanced network. We provide Internet services that we believe are competitive with national providers with a focus on service excellence, value-added solutions and technical expertise integrated into our RLEC, CLEC and systems integration businesses. Our strategy is to include Internet with telephone voice service from one provider. While we intend to grow our dial-up Internet access customer base, we also plan to focus our sales and marketing efforts on our high speed data and web hosting services.

  CAPITALIZE ON THE CONVERGENCE OF VOICE AND DATA COMMUNICATIONS TECHNOLOGIES

     We believe that the convergence and complexity of voice and data network technologies have increased the need for small and medium-sized businesses to seek a single provider for all of their communications and networking needs. Our systems integration business enhances our service offerings and positions us to be this single source provider. We believe our full range of systems integration services augments our access services very well, and this helps position us to be the provider of a business customer's total communications needs. We also offer a full range of services to government agencies and educational institutions. We believe this ability to provide full solutions to our business, government and education customers differentiates us from our competitors.

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

  SELECTIVELY PURSUE STRATEGIC ACQUISITIONS

     We believe that we can increase the scale and scope of our business through acquisitions of companies that strategically fit with our integrated communications provider strategy. Increasing critical mass offers opportunities for improved economies of scale, operating efficiency and profitability. Acquisition targets may include companies that deepen our industry focus and increase the breadth of our services. Currently, the potential for such expansion is limited by our loan covenants and would require the approval of our lenders. See Section entitled "Factors Affecting our Prospects."

OPERATIONS

  RLEC OPERATIONS

     Our RLEC business offers local telephone, network access, long distance, data and enhanced telephone services. Our geographic service territory covers parts of Berks, Lancaster, Union and smaller portions of three other adjacent counties in Pennsylvania. Our service area is a rural and suburban territory of 802 square miles, averaging 181 access lines per square mile as of December 31, 2002. Approximately 74% of these access lines serve residential customers and approximately 16% of our residential customers have multiple or second lines.

     We offer our customers a broad array of enhanced telephone services including:

- call waiting                             - conference calling
- call transferring and call forwarding    - voice mail
- automatic callback                       - teleconferencing
- video conferencing                       - DID (direct inward dial)
- telemarketer call-blocking service       - caller name and number identification
- call trace                               - distinctive ringing
- call-blocking                            - simultaneous ringing (in limited areas)

     We offer long distance telephone service to our RLEC customers in addition to our local telephone services. We also offer network access services that provide other telecommunications carriers, such as local exchange carriers, interexchange carriers and wireless companies, with the use of our local network facilities for the completion of long distance calls. Payment for providing these services comes either (i) directly from our customers or, (ii) from the aforementioned other telecommunications carriers. Revenues derived from interstate access services are subject to a pooling process administered by the National Exchange Carrier Association, Inc. ("NECA") Under this system, we submit our collected interstate access revenues to NECA and we are paid by NECA based on our costs of providing the relevant access services for our use of other companies' network facilities and their use of our facilities. We also offer directory advertising to give our customers business service information in addition to telephone number data.

     During 2002, our access line count declined as a result of various factors reflective of national trends. The demand for second lines softened as a result of customers moving their Internet access to the DSL services provided by the Company. Hence, part of the decrease in access lines reflects our success in selling DSL services to our customer base. Other customers have moved their Internet access service to cable modems provided by our competitors in the cable television industry. Other customers are moving their service to wireless service for second lines or, in some cases, as their primary line. Others have indicated financial or rate increase reasons for not maintaining second lines. During 2001 and 2000 our growth in access lines reflected both the population growth in our service area and our continued efforts to sell additional access lines to our existing customer base for dedicated fax and Internet services. Additionally, during 2002, one customer relocation due to an acquisition and one business failure resulted in the reduction of approximately 950 business access lines. The following table reflects access line trends over the past three years on a pro forma basis, including Conestoga line counts before the Conestoga acquisition:

                                                           AT OR FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
ACCESS LINES:
  Residential...........................................  107,354   108,386   106,788
  Business..............................................   37,956    39,080    37,154
                                                          -------   -------   -------
     Total RLEC.........................................  145,310   147,466   143,942
PERCENT OF TOTAL:
  Residential...........................................     73.9%     73.5%     74.2%
  Business..............................................     26.1%     26.5%     25.8%
PERCENTAGE GROWTH
  Residential...........................................     (1.0)%     1.5%      4.4%
  Business..............................................     (2.9)%     5.2%      4.5%
     Total RLEC.........................................     (1.5)%     2.4%      4.4%

  CLEC OPERATIONS

     Our CLEC business offers local telephone, network access, long distance, data and enhanced telephone services in our seven regional "edge-out" markets, including the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas. We also provide our CLEC customers with an integrated combination of communications services including local service, long distance, enhanced voice services, high speed data services, Internet, customized extended local calling, account code billing and LAN/WAN design, installation and support services. We plan to focus on business customers in our edge-out markets by continuing to leverage our existing facilities and by constructing new facilities in those markets when we believe it is economically prudent.


     The number of access lines served by our CLECs as of December 31, 2002 was 30,200. We believe that the market demand for an alternative communications provider combined with our sales efforts and quality reputation will contribute to continued growth. As of December 31, 2002, approximately 26% of our business customers were served on our own facilities and the remaining 74% were served through a combination of our facilities and leased facilities. We launched service in our Harrisburg market in February 2002. The following table reflects our access line growth over the past three years on a pro forma basis, including Conestoga line counts before the Conestoga acquisition:


                                                              AT OR FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                             ---------------------------
                                                              2002      2001      2000
                                                             -------   -------   -------
ACCESS LINES:
  Residential..............................................   5,454     5,021     3,904
  Business.................................................  24,746    18,246     9,214
                                                             ------    ------    ------
     Total CLEC............................................  30,200    23,267    13,118
PERCENT OF TOTAL:
  Residential..............................................    18.1%     21.6%     29.8%
  Business.................................................    81.9%     78.4%     70.2%
PERCENTAGE GROWTH
  Residential..............................................     8.6%     28.6%     79.0%
  Business.................................................    35.6%     98.0%    431.1%
     Total CLEC............................................    29.8%     77.4%    235.0%

     Our CLEC has also been effective in cross-selling our other service offerings. As of December 31, 2002, 75% of our CLEC customers subscribed to our long-distance services and 22% of our CLEC business customers subscribed to our high speed data services. We have developed an efficient approach to activating new access lines. On average, our CLEC installs new access lines in five days when using our own facilities and 10 days when using leased facilities.

  INTERNET SERVICE OPERATIONS

     Our Internet service offerings include dial-up and high speed Internet access and web hosting services. While our high speed Internet service is somewhat limited by geographic availability, we can offer our dial-up Internet services to residential and business customers in a geographic region that includes most of the state of Pennsylvania, but we focus our marketing efforts in the counties that include and surround our RLEC and CLEC operations, which encompasses most of eastern Pennsylvania covering a population of approximately
2.1 million. As of December 31, 2002, we served 12,652 dial-up Internet access subscribers, 5,615 DSL subscribers and 651 web-hosting customers.

     We believe that we have a significant opportunity to grow our Internet service operations. We believe that our local presence, focus on customer service technical support and technologically advanced services provide us with a competitive advantage in our markets from the standpoint of the provision of Internet service. While the national Internet service providers provide a general national service, we believe we have a competitive advantage in the areas of local presence, a focus on customer service and the ability to tie in technologically advanced services. We are the only provider of DSL services in our RLEC territories.

     We offer this service entirely on our facilities in our RLEC territory and primarily on our own facilities in our CLEC markets. As of December 31, 2002, over 89% of our installed DSL lines were in our RLEC territories. While we intend to grow our dial-up Internet access customer base, we also plan to focus our sales efforts on our high speed data and web-hosting services.

  SYSTEMS INTEGRATION OPERATIONS

     We offer services to support the planning, design, implementation, and maintenance of local and wide area networks and telecommunications systems. We also sell data and voice communications equipment and we provide custom computer programming services. We market these products and services in our RLEC and CLEC service areas, as well as throughout the eastern half of Pennsylvania from State College to Philadelphia.

     Our sales team targets businesses, government agencies and educational institutions with comprehensive solutions for their voice and data communication needs. We significantly expanded this business through the strategic acquisitions of CompuSpirit, Inc. and Alternate Solutions, Inc. in 2000 and the Conestoga merger in 2002. As a result of these acquisitions, we now have sales and operations support team offices in Brownstown, Mechanicsburg, King of Prussia, Birdsboro and Lewisburg, Pennsylvania.

CUSTOMER SERVICE

     We believe there is a high correlation between service quality and the likelihood that our customers will remain with us when presented with a competitive alternative. We use multiple customer retention measures, especially for our larger RLEC business customers and throughout our CLEC customer base, which is more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures, such as monitoring repairs and service time and customer surveys to ensure customer satisfaction and loyalty. This focus on service resulted in 99% of survey responses indicating a good or excellent rating of our overall service in 2002. Additionally, in areas such as average answer time, customer out-of-service reports, and service order completion, our performance consistently exceeds guidelines established by the Pennsylvania Public Utility Commission.

     Our call centers provide convenient access for our customers to place their orders and make billing inquiries. Our commitment to personalized customer service includes answering calls directly by live representatives and minimizing the use of automated attendant call routing systems resulting in calls being answered directly by live representatives 24 hours a day, 7 days a week, a service that we believe sets us apart from many of our competitors.

     In addition, our network operations service center personnel coordinate provisioning and maintenance for our customers. Our network is monitored, and repair service is available, 24 hours a day, 365 days a year. Inbound maintenance requests, field personnel dispatches and service order monitoring are all coordinated through this center. Our network operations center also provides us with remote network management, maintenance and repair capabilities, which we believe increase our engineers' productivity and reduce potential service interruptions for our customers.

SALES AND MARKETING

     We employ a relationship-based sales and marketing approach. We believe this approach and our commitment to customer service builds brand loyalty and increases the effectiveness of our sales efforts. We also grow our general brand awareness through corporate and product awareness campaigns that utilize local television, billboard and print ads as well as sponsorship of community events. With respect to our non-RLEC businesses, we support an aggressive integrated communications marketing strategy with targeted direct sales efforts. Our customer service representatives are centrally located and supported by local sales efforts throughout our service territory.

     A strategic branding initiative deployed over the next three years at a projected cost of $1.4 million will be a key factor in achieving business success and sustaining a competitive advantage. This effort will support D&E's sales strategy and generate interest in D&E solutions. In addition to presenting a common look, feel and tone for all communications, we also desire to create an overall consistent positive brand experience for our customers.

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

NETWORK ARCHITECTURE AND OPERATIONS SUPPORT SYSTEMS

     All three of our RLECs were in the forefront in deploying a 100% digitally switched network. This established core network enables us to economically provide a broad portfolio of advanced voice and data communications services in all of our service regions. We continue to utilize a technologically advanced, fiber-rich network based on digital switching, fiber optic transport technology, and host/remote call switching architecture. We operate our own Signaling System 7 network that provides efficient call routing and enhanced features including Advanced Intelligent Network (AIN) features we have developed in-house. During 2001, we completed our network operations center, which monitors network performance 24 hours a day, 365 days a year and allows us to maintain high network performance standards.

     Our three RLECs have digital host switches in Ephrata, Lititz, Birdsboro and Lewisburg, Pennsylvania and deliver dial tone to an extensive network of remote switches and digital loop carriers that are connected with fiber optic cable. Connection to our customers, or the "last mile," is provided over our RLEC's copper or fiber outside plant. Our host/remote architecture concentrates network intelligence in our four RLEC host offices, enabling our RLEC and CLEC operations to leverage this network and provide short customer loop lengths in our fiber and copper cable plant. Short customer loop lengths and our packet information delivery network system facilitate the delivery of advanced high speed services such as DSL. We are capable of providing DSL service to over 94% of our RLEC customers. During 2002, a program to transition to a packet based network was initiated to leverage Internet protocol technology and next generation digital loop carriers.


     Cable television service, dial tone and high speed data services are delivered to CLEC customers in the State College, Pennsylvania region via a hybrid fiber coax cable plant. The CLEC operation maintains a digital host switch in State College that provides local dial tone and long distance service in both the State College and Altoona areas. The remainder of our CLEC network, which includes Lancaster, Harrisburg, Reading, Pottstown, and Williamsport, Pennsylvania, leverages the core switching architecture of our RLEC network. The strategy of the CLEC is to own the key elements of a local exchange network in order to have more control over equipment maintenance and assure quality service delivery. These elements include the remote dial tone units and the facilities connecting the host switches to the remote dial tone units, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, our CLEC builds copper/fiber distribution facilities between the remote dial tone units and customers' premises. Our network strategy allows our CLEC to provide high quality and reliable service and helps to minimize customer turnover. As of December 31, 2002, our CLEC had most of its residential and business access lines connected to our own RLEC switch and approximately 26% of its access lines completely on our own network.


     Our network is supported by computer systems, or operations support systems that provide the ability to install service for customers on a short interval basis and to analyze network problems in many instances before the customers are affected. These systems include databases of all RLEC and CLEC customers and the associated facilities such as the fiber and copper cable and the central office switching connections that serve them. We also use geographic information systems to map our outside plant cable and associated structure of poles and underground conduit. These same systems allow us to verify quickly the capability of our plant for high speed data service. We have a system that stores the inventory of central office and transmission equipment that is accessed for the automatic provisioning of customized services for customers. These systems also have monitoring and troubleshooting capabilities to insure the reliability of our network. Finally, we have recently established the capability to interface with the operations support systems of Verizon and Sprint to ensure fast and accurate provisioning for our CLEC customers.

COMPETITIVE ENVIRONMENT

     The Telecommunications Act of 1996 established a policy of fostering competition within the telecommunications industry by enabling customers to choose between telecommunications offerings of various providers including local exchange carriers, competitive local exchange carriers and cable companies. Other factors promoting competition in local telephone service include growing customer demand for communications products and services, development of fiber optics and digital electronic technology, the deployment of wireless telephone facilities, and legislation and regulations designed to promote competition.


     To date, our RLECs have faced limited wireline competition and to the best of our knowledge have not lost any access lines to a wireline competitor since the passage of the Telecommunications Act. A primary reason for this insulation from competition is that our RLECs, until January 2003, benefited from a limited suspension of the more burdensome interconnection provisions of the Telecommunications Act of 1996. In January 2003, the Pennsylvania Public Utility Commission did not extend the limited suspension. Consequently, competitors now will be allowed to seek removal of our rural exemption from the more burdensome interconnection obligations for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. Presently, one provider is certified by the Pennsylvania Public Utility Commission to compete with us within our RLEC territories using their own facilities; however, to our knowledge, the company has not begun to do so. In addition, a wireless carrier has petitioned the Pennsylvania Public Utility Commission for the removal of the rural exemption for our three RLECs. This was done, however, in conjunction with negotiations for a wireless traffic exchange agreement, not for competitive entry. To the extent that other RLECs have also been denied a suspension of their interconnection obligations, our CLECs will have opportunity to seek termination of their rural exemption to compete in those RLEC markets, subject to restrictions placed on us by our credit facility.

     Wireless operators, which provide wireless services as an alternative service to wireline local and long-distance services, also pose a competitive threat to our RLECs. National telephone industry statistics show that access minutes are shifting from wireline to wireless services. Consistent with the national trend, our RLECs experienced a 5.8% decline in access minutes in 2002.

     We believe that our RLECs have competitive advantages based on several factors, including the lack of concentration of any large business customers within their service territories, low basic service rates, our customer service record and high level of customer satisfaction. An additional deterrent is the high cost of facilities-based entry into our service territories due to low population density and other regulatory factors. See the section below titled "Regulatory Environment" for a description of those regulatory factors.

     Our CLECs compete principally with the services offered by the incumbent local exchange carrier, Verizon Communications, Sprint and other competitive providers, including other CLECs, long-distance carriers, cable television companies, wireless service providers and private networks built by large end users. The edge-out markets served by our CLECs are served by one or more other CLECs. In providing long distance service, our RLECs and CLECs are in competition with major carriers such as AT&T, MCI and Sprint, and most recently, Verizon. Some of these competitors have significantly greater market presence, brand recognition and resources than we do. The existing and new sources of competition place pressure on the pricing of these services which may cause our revenues or margins to decline.

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

     The FCC generally must approve, in advance, transfers of control and assignments of operating authorizations by FCC-regulated entities. Therefore, if we seek to acquire companies that hold FCC authorizations, in most instances we will be required to seek approval from the FCC prior to completing those acquisitions. The FCC has the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations.

     Our RLECs are subject to FCC regulation relative to the provision of interstate access service. As such, our RLECs are subject to rate of return regulation as participants in the NECA pooling process.


     Our CLECs are also subject to FCC regulation relative to the provision of interstate access service and interstate and international toll service. Under current FCC practices, our CLECs' rates and services are generally subject to much less regulatory scrutiny than those of the RLECs.


  PENNSYLVANIA REGULATION

     Our RLECs are subject to regulation by the Pennsylvania Public Utilities Commission, or Pennsylvania PUC, for intrastate rate-making purposes, which includes rates for local telephone service, enhanced telephone services, regional long distance services and intrastate network access services. In 2001, we entered into an alternative method of regulation with the Pennsylvania PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for price cap regulation, rather than rate of return regulation. As a result of the alternative method of regulation, our RLECs' profits are not directly limited by the Pennsylvania PUC as they were under rate of return regulation. Instead, our RLECs received the flexibility to adjust local rates annually based on inflation less 2 percentage points, so that increased returns arising from improved productivity and efficiency in excess of 2% per annum accrue to us. Our RLEC increased local rates accordingly in July 2002, which increased the total operating revenues of our RLECs on an annualized basis by approximately $200,000. Our RLECs can also seek to rebalance rates periodically within or between various intrastate service categories, such as local telephone, long distance and network access services. Our RLECs rebalanced rates in July 2002 and plan to do so again in July 2003. The rebalancings are designed to be revenue-neutral, with no impact on our RLECs' total operating revenues. Additionally, our RLECs have the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of their control that result in reduced revenues or increased expenses.

     Our CLECs are also subject to regulation by the Pennsylvania PUC in relation to intrastate services, including local telephone, regional long distance and network access services. Under the Pennsylvania PUC's current practices, our CLECs' rates and services are generally subject to much less regulatory scrutiny than those of the RLECs in their markets.

     The Pennsylvania PUC must also approve any issuance of stock, incurrence of long-term debt, or acquisition or sale of material utility assets by our RLECs and CLECs. In addition, the Pennsylvania PUC must approve any change in controlling interest of either our RLECs and CLECs or their holding companies. The Pennsylvania PUC defines a "controlling interest" as an interest held by a person or group acting in concert, which enables the beneficial holders to control at least 20% of the voting interest in the utility or its parent, regardless of the remoteness of the transaction.

     Under TA-96, the Pennsylvania PUC also has authority to arbitrate any disputes over the terms and conditions of interconnection between our CLECs and the ILECs in our CLEC markets, including the prices of various unbundled network elements that our CLECs purchase. The Pennsylvania PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by the Pennsylvania PUC may have a material effect on our CLECs' costs and profitability.

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

     To facilitate new communications service providers' entry into local telephone markets using one or more of the above three methods, TA-96 imposes on non-rural ILECs the obligation to open their networks and markets to competition. When requested by competitors, non-rural ILECs are required to negotiate in good faith agreements that lay out terms governing interconnection to their network, access to unbundled network elements and discounted resale. Non-rural ILECs also must allow competing carriers to "co-locate", or place their own equipment in the non-rural ILECs' central offices. Rural local exchange carriers, including our RLECs, have a rural exemption from the interconnection requirements of TA-96. This exemption may only be terminated by the Pennsylvania PUC following a bona fide request for interconnection to our RLECs and a finding that such interconnection request is not unduly economically burdensome, is technically feasible, and is consistent with the universal service provisions in TA-96.

     As a result of the passage of TA-96, local exchange carriers, including our RLECs, face the prospect of being subject to competition for the first time in the provision of local telephone and regional long distance services. TA-96 also provides for the codification of the principles of "universal service" and establishes safeguards to foster the provision of communications services in the areas served by ILECs by adopting a federal universal service support fund, or USF. See "-- Promotion of Universal Service."

     TA-96 makes competitive entry into the telecommunications industry more attractive to non-ILECs by, among other things, removing most state and local barriers to competition. Therefore, TA-96 increases the level of competition that our RLECs face. In particular, after notice and an opportunity for comment, the FCC may preempt any state requirement that prohibits or has the effect of prohibiting a carrier from providing intrastate or interstate communications services. In addition, TA-96 establishes procedures under which an RBOC can enter the market for long-distance services within the area where it provides local telephone service. To date, RBOCs have been granted authority by the FCC to provide such regional long distance services in nearly every state, including Pennsylvania. The provision of regional long distance services by RBOCs permits them to offer "one-stop shopping" of local and long distance services, enhancing their competitive position generally in our RLEC and edge-out markets, should they seek to enter these markets. Currently there are no CLECs providing service in our RLEC territories.

  PROMOTION OF LOCAL SERVICE COMPETITION

     As discussed above, TA-96 provides generally for the removal of barriers to entry into the telecommunications industry in order to promote competition for the provision of local telephone service. Congress, however, has recognized that states should not be prohibited from taking actions necessary to preserve and advance universal service and has further recognized that special consideration should be given to the appropriate conditions for competitive entry in areas served by RLECs.

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

     At its February 20, 2003 public meeting, the FCC voted on rules concerning ILECs' obligations to make elements of their networks available on an unbundled basis to new entrants. According to the FCC press release, ILECs will not be obligated to give competitors unbundled access to broadband and fiber lines that the ILEC's deploy in the future to provide broadband service. The FCC plans to limit the ILECs' obligations to unbundle access to other elements of their systems, such as switches. The FCC is establishing an impairment standard to determine whether ILECs must open elements of their systems to competitive providers. The standard is whether economic and operational impairment exists in a particular market necessitating the unbundling of elements of the ILECs' systems for competitive providers. The state public utility commissions will have the mandate to apply the FCC's impairment standard in the various states. We are waiting for the FCC to release its Order so we can determine the full impact of the rules on our company.

     Congress specifically recognized that the movement towards increased competition under TA-96 requires accommodation for the different market characteristics of areas served by RLECs. For these areas, TA-96 included provisions which anticipate that the public interest may be best served by exempting RLECs from the more burdensome interconnection obligations. RLECs' characteristics make these markets much more vulnerable to target market entry (i.e. "cream skimming") by new entrants. TA-96 recognized that selective customer targeting in areas served by RLECs could have an adverse impact on universal service and the overall public interest.


     Congress recognized that interconnection requirements must be carefully constructed, modified or suspended in order to ensure that new entrants targeting primarily lower cost, higher volume customers do not leave the RLECs with only high cost, low volume customers from whom to recover relatively unchanged network costs. Accordingly, TA-96 provides RLECs, including our RLECs, an automatic blanket exemption ("rural exemption") from certain interconnection requirements. Therefore, an RLEC is exempt from the more onerous interconnection requirements until that RLEC receives a bona fide request for interconnection and the state public service commission determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles.

     Under TA-96, ILECs with fewer than 2% of the nation's subscriber lines, such as our RLECs, may request from state PUCs suspension or modification of any or all of the requirements described above. A PUC may grant such a request if it determines that such suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and to avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. Pursuant to TA-96, our RLECs, along with other RLECs in Pennsylvania, received a temporary suspension of specific interconnection requirements. This suspension expired on July 10, 2002; however, we were granted an interim extension until January 15, 2003, while the Pennsylvania PUC contemplated our request for another three-year extension. This request was subsequently denied by the Pennsylvania PUC. Although the extension of the suspension was denied, the rural exemption under TA-96 is still in effect, so that we are still exempt from the more onerous interconnection requirements until we receive a bona fide request for interconnection and the Pennsylvania PUC determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles. A wireless carrier has petitioned the Pennsylvania PUC for the removal of the rural exemption for our three RLECs. This was done, however, in conjunction with negotiations for a wireless traffic exchange agreement, not for competitive entry. In addition, according to the FCC's February 20, 2003 press release relative to the network unbundling obligations of ILECs, we will not have to unbundle all elements of our system to competitors, including our broadband and DSL deployment and some of our switches. However, the denial of the renewal of our temporary suspension may put us in a position of having to provide interconnection to other providers without adequate compensation, cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections, and at the same time cause us to suffer a loss of customers to such competitive providers.

     To the extent we seek to enter the local telephone service business in other RLEC territories, we could encounter difficulties in obtaining interconnection with those RLECs, particularly if those RLECs are entitled to the same protections we enjoyed in our RLEC territories. In particular, in those circumstances, we might be unable to obtain access to the RLECs' networks, which could significantly detract from our ability to implement our CLEC strategy in those areas.

     Even if an ILEC in a territory we wished to enter were not entitled to such protections, we could nonetheless be unable to obtain interconnection on favorable terms. The FCC has issued rules implementing the interconnection and resale provisions of TA-96, but those rules have been, and continue to be, subject to administrative and judicial appeals. Thus, there is continuing uncertainty about individual rules governing pricing of interconnection and unbundled network elements, and the terms and conditions of interconnection agreements. This may make negotiating these agreements more difficult and time-consuming. It also could require renegotiations of relevant provisions of existing interconnection agreements or subject them to additional court or regulatory proceedings.

  PROMOTION OF UNIVERSAL SERVICE

     The Federal Universal Service Support Fund ("USF") and the Pennsylvania State Universal Fund pay our RLECs from their funds to support the high cost of our operations in rural markets. Our three RLECs received support payments of approximately $5,369,000 in 2002 from these funds.

     Newly codified universal service principles are being implemented by the FCC. One of the implemented principles provides that USF funds will be distributed only to carriers that are designated as eligible telecommunications carriers, or ETCs, by the Pennsylvania PUC. Our RLECs have been designated as ETCs pursuant to TA-96. However, under TA-96, competitors could obtain the same support payments as we do if the Pennsylvania PUC determined that granting such support payments to competitors would be in the public interest. If such universal service support payments were to become available to potential competitors, our RLECs might not be able to compete as effectively or otherwise continue to operate as profitably as they have historically. RLECs will receive USF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the USF.

  ACCESS CHARGE REFORM


     For the year ended December 31, 2002, approximately 50% of our RLECs' revenues came from network access charges, which are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the territory served by our RLECs. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the Pennsylvania PUC and the FCC have made and are continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. These reforms are designed to move these network access charges, over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift recovery to end-user customers rather than long distance carriers. As a result, the aggregate amount of network access charges paid by long distance carriers to access providers, such as our RLECs, will decrease.


     In July 2000, the Pennsylvania PUC created a state universal service fund accompanied by intrastate regulatory access reform, resulting in revenue shifts for our RLECs among local telephone, long distance and network access service categories. On November 9, 2001, the FCC released an order changing its interstate access charge rules and universal service support system for rate-of-return RLECs. The new rules change the sources of funding under the average schedule formulas, but not the amounts paid to participants. These modifications include a reduction in access charges to long-distance companies, an increase in subscriber line charges to local service customers, and the creation of a universal funding mechanism funded by all telecommunications carriers.

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

EMPLOYEES

     We had 791 employees as of December 31, 2002, including approximately 42 employees dedicated to the operation of Conestoga Wireless and who are no longer employed by D&E since the sale of Conestoga Wireless in January 2003. See the section titled "Sale of Wireless Interests." Fewer than 100 of our employees are covered by a collective bargaining agreement.

FACTORS AFFECTING OUR PROSPECTS

  Our increased indebtedness could restrict our operations.

     As of December 31, 2002, we had approximately $245,098,000 of total indebtedness, including current maturities, which increased in connection with the Conestoga acquisition. This increased indebtedness could restrict our operations due to the following factors, among others:

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

  The agreements governing our indebtedness could restrict our operations and ability to make acquisitions.

     The agreements governing our indebtedness contain covenants imposing financial and operating restriction on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things;

     - incur more indebtedness;

     - pay dividends, redeem or repurchase our stock or make other distributions;

     - make acquisitions or investments;

     - use assets as security in other transactions;

     - enter into transactions with affiliates;

     - merge or consolidate with others;

     - dispose of assets or use asset sale proceeds;

     - create liens on our assets;

     - expand our CLEC marketing areas; and

     - extend credit.

  We may be unable to integrate successfully the business operations of D&E and Conestoga, and such inability could have an adverse impact on our profitability.

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

  We have continuing involvement in the Conestoga wireless segment after its sale which may adversely affect the continuing operations of the business.

     In connection with the acquisition of Conestoga, we committed to a plan to sell the assets of Conestoga's wireless segment. The sale was completed on January 14, 2003. We will have continuing involvement after the sale as a result of our continued guarantees on cell site leases and our responsibilities under build-to-suit agreements. Payments required under the build-to-suit agreement and payments, if any, that become due under the cell site guarantees could restrict our operations by reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

     As an integrated communications provider, we face competition from:

     - competitive local exchange carriers, including Adelphia, Commonwealth Telephone Enterprises and XO Communications;

     - wireless service providers, including Cingular, Verizon Wireless, AT&T, Nextel and T-Mobile

     - internet service providers, including AOL, EarthLink and MSN;


     - cable television companies, including Adelphia, Comcast and Pencor Services;


     - providers of communications services such as long distance services, including, AT&T, Sprint, WorldCom and Verizon Communications; and

     - systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.

     Many of our competitors are, or are affiliated with, major communications companies. These competitors have substantially greater financial and marketing resources and greater name recognition and more established relationships with a larger base of current and potential customers than we. Accordingly, it may be more difficult to compete against these large communications providers. In addition, we cannot assure you that we will be able to achieve or maintain adequate technology to remain competitive. Accordingly, it may be difficult to compete in any of our markets.

  We may be unable to secure unbundled network elements at reasonable rates or our CLEC growth may be delayed and the quality of service may decline.

     In providing our CLEC service, we interconnect with and use other telephone companies' networks to access certain of their customers. Therefore, we depend, in certain circumstances, upon the technology and capabilities of these other telephone companies, the quality and availability of other telephone companies' facilities and other telephone companies' maintenance of these facilities. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain the facilities and services of satisfactory quality we require from other telephone companies, or on other satisfactory terms and conditions, in which case we may experience delays in the growth of our competitive local exchange carrier networks and the degradation of the quality of our service to customers.

     We also provide digital subscriber line services. To provide unbundled DSL-capable lines that connect each end-user to equipment, we rely on other telephone companies. The Telecommunications Act of 1996 generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Charges for DSL-capable lines and other unbundled network elements may vary based on rates proposed by other telephone companies and approved by state regulatory commissions. Increases in these rates could harm our CLEC business.

  If we expand our CLEC operations, the success of this expansion will be dependent on interconnection agreements, permits and rights-of-way. The failure to obtain these agreements and permits could hamper any such expansion.

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

     The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. For example, the FCC is currently considering the issue of wireless local number portability. The final disposition of this issue is unclear at this time; however, the potential exists for a ruling that would have a negative impact on our RLEC and CLEC operations. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services to our service areas. The introduction of new competitors could have a negative effect on our ILEC operating results yet at the same time present operating benefits to our CLEC business.

  We no longer have a limited suspension from certain interconnection requirements of the Telecommunications Act of 1996. As a result, we may be subject to additional competition for telecommunications services.

     Our RLEC services held a limited suspension until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996. The suspension protected the interconnection services in our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our services and facilities. Since we did not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.


  The Systems Integration Segment could be affected by the overall economic climate.


     The sale of equipment and services in the Systems Integration business is dependent upon the willingness of companies to invest in improvements in their information and communications systems. General economic conditions play a role in companies' investment decisions that directly affect the potential sales of Systems Integration equipment and services. The current economic climate may negatively impact the willingness of companies to make these types of investments.

ITEM 2. PROPERTIES


     Our properties consist primarily of administration buildings, central office switch facilities, telephone lines and related equipment and other land and buildings related to telephone operations. Our major owned facilities include our corporate headquarters and central office switching facility, totaling 112,900 square feet in Ephrata, Pennsylvania; an office building including our network operations center totaling 80,000 square feet in Brownstown, Pennsylvania; and six other buildings that serve a variety of functions including offices, warehouse, vehicle service center and switching facilities; totaling approximately 107,400 square feet. We lease 96,200 square feet in seven other buildings throughout our service territories primarily for offices, switching facilities and a garage. There are more than one hundred other smaller locations totaling over 100,000 square feet, either owned or leased, that are used for various purposes such as housing switching equipment. All our assets are maintained and upgraded on a continuing basis to assure our customers of receiving the highest quality service available.

     We have transmission facilities referred to as our outside plant, consisting of cables, wires, terminals and necessary supporting structures such as poles, conduit and manholes. Our cables are installed on poles, underground in conduit or directly buried in the earth. In addition to plant and equipment that we wholly own, we utilize poles, towers and cable and conduit systems wholly-owned by, or jointly-owned with, other entities.

ITEM 3. LEGAL PROCEEDINGS


     In July 2002, EuroTel initiated a legal action in United States District Court for the Southern District of New York against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. Management of EuroTel believes that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.


     We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low bid prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ National Market.

2002                                                           LOW      HIGH
----                                                          ------   ------
First Quarter...............................................  $13.68   $18.95
Second Quarter..............................................  $10.05   $18.29
Third Quarter...............................................  $ 9.50   $11.79
Fourth Quarter..............................................  $ 5.30   $10.12

2001                                                           LOW      HIGH
----                                                          ------   ------
First Quarter...............................................  $16.50   $21.94
Second Quarter..............................................  $17.00   $19.75
Third Quarter...............................................  $18.00   $25.75
Fourth Quarter..............................................  $15.70   $23.75

     The bid quotations reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The bid information stated is, to our knowledge, the best approximate value at the time indicated.

     The closing price on December 31, 2002, was $8.36. Based on records that we maintain, the approximate number of record holders of our common stock, as of December 31, 2002, was 2,381.

     During the two most recent fiscal years, cash dividends on our common stock have been declared quarterly in the annual amount per share of $0.50 in 2002 and in 2001. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements.

     The information required under this Item relating to equity compensation plans is incorporated by reference from the material captioned "Executive Compensation" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2002. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report. Certain amounts have been reclassified for comparative purposes.


                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2002       2001       2000       1999       1998
                                           --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Operating revenues.......................  $137,334   $ 76,055   $ 64,945   $ 56,845   $ 49,390
Depreciation and amortization............    28,690     15,289     12,108      9,743      9,352
Operating income (loss)..................     7,275       (530)     5,160      8,753      7,794
Income (loss) from continuing
  operations.............................    (7,105)     4,026     (5,025)    15,496      1,202
Discontinued operations, net of tax(1)...    55,499     (5,969)    (5,669)    (6,645)    (5,305)
Extraordinary loss, net of tax...........        --     (2,109)        --         --     (7,901)
Cumulative effect of accounting change,
  net of tax.............................        --         --       (912)        --       (251)
Net income (loss)........................    48,394     (4,052)   (11,606)     8,851    (12,255)
PER-SHARE DATA -- BASIC AND DILUTED(2)
Income (loss) from continuing
  operations.............................  $  (0.58)  $   0.55   $  (0.68)  $   2.10   $   0.16
Discontinued operations..................      4.53      (0.81)     (0.77)     (0.90)     (0.72)
Extraordinary items......................        --      (0.29)        --         --      (1.07)
Cumulative effect of accounting change...        --         --      (0.12)        --      (0.03)
Net income (loss) per common share.......      3.95      (0.55)     (1.57)      1.20      (1.65)
Cash dividends declared per common
  share..................................      0.50       0.50       0.45       0.39       0.39
BALANCE SHEET DATA
Total assets.............................  $601,818   $142,878   $124,221   $115,803   $105,490
Long-term debt...........................   244,966     58,124     20,907     21,582     22,657
Preferred stock of subsidiary............     1,446      1,446      1,446      1,446      1,446
OTHER DATA
Net cash provided by continuing operating
  activities.............................    25,161     13,684     14,755     17,776     13,758
Net cash provided by/used in continuing
  investing activities...................  (177,579)   (36,256)    (5,436)   (12,718)   (21,932)
Net cash provided by/used in continuing
  financing activities...................    88,997     26,904     (5,372)    (5,287)    16,258


---------------

(1) Reflects the results of our interest in the PCS ONE joint venture and our paging businesses as discontinued operations.

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

OVERVIEW

     We are a rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of three other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our "edge-out" markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, high speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions.


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

     As of December 31, 2001, PenneCom was indebted to EuroTel and the investors in EuroTel, including D&E. PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness to EuroTel and the founders by transferring PenneCom's entire equity interests in Pilicka to EuroTel and the founders. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. These transactions were effective as of January 1, 2002. In February 2002, the EuroTel founders contributed additional funds to EuroTel, which invested those funds in Pilicka. Concurrent with the investments, the ownership of Pilicka was restructured such that EuroTel now owns 27.85%, we own 28.88% and the other EuroTel founders own 43.27%. We continue to own a one-third interest in EuroTel. As a result of these transactions, we now have a 28.88% direct ownership in Pilicka and a 9.28% indirect ownership in Pilicka, through our continuing one-third interest in EuroTel. We account for both our investment in EuroTel and Pilicka using the equity method of accounting. We currently are exploring strategic alternatives with regard to these investments.

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

     In connection with the Merger, we entered into an Amended and Restated Credit Agreement, dated May 24, 2002 (the "Credit Agreement"), with CoBank, ACB ("CoBank"), as a lender and administrative agent, and certain other lenders. The Credit Agreement provides for a new $125 million 8 1/2 year variable rate senior secured term loan and a $25 million increase to our existing $50 million revolving credit facility provided by CoBank. The Credit Agreement is also the governing document for our existing $50 million term loan from CoBank. On May 24, 2002, we borrowed the $125 million term loan and $35 million under the revolving credit facility. These borrowings, along with proceeds from the sale of our interest in PCS ONE, were used to pay the cash portion of the merger consideration as well as to repay certain existing indebtedness and related fees and expenses. The $125 million term loan and borrowings under the $75 million revolving credit facility bear interest, at our option, at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. The $50 million term loan bears interest, at our option, at either the U.S. prime rate plus 2.00% to 3.125% or at LIBOR plus 2.625% to 4.125%, depending on our total leverage ratio. We are also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years.


     Conestoga's wireless business, subsequently sold on January 14, 2003, and Conestoga and D&E's paging businesses are classified as assets held for sale on the balance sheet. The paging business has been reported as a discontinued operation. On January 28, 2003, we entered into a definitive sales agreement to sell Conestoga and D&E's paging businesses and expect to close the sale during the second quarter of 2003. Conestoga Wireless is included as part of operating activity and not as a discontinued operation because under accounting rules there is deemed to be continuing involvement as a result of our commitment to building out tower sites and a continuing lease guarantee related to certain tower sites.


RESULTS OF OPERATIONS

     The following table is a summary of our operating results by segment:


                                                                                                CORPORATE,
                                                     INTERNET        SYSTEMS       CONESTOGA    OTHER AND      TOTAL
                                 RLEC      CLEC     SERVICES(1)   INTEGRATION(2)   WIRELESS    ELIMINATIONS   COMPANY
                                -------   -------   -----------   --------------   ---------   ------------   --------
2002
  Revenues -- External........  $76,442   $21,626     $4,407         $23,582        $7,568        $3,709      $137,334
  Revenues -- Intercompany....    6,484       478        282              37            72        (7,353)           --
                                -------   -------     ------         -------        ------        ------      --------
  Total Revenues..............   82,926    22,104      4,689          23,619         7,640        (3,644)      137,334
                                -------   -------     ------         -------        ------        ------      --------
  Depreciation and
    Amortization..............   23,272     2,775        460           1,592            --           591        28,690
  Other Operating Expenses....   42,517    23,531      4,943          25,169         9,405        (4,196)      101,369
                                -------   -------     ------         -------        ------        ------      --------
  Total Operating Expenses....   65,789    26,306      5,403          26,761         9,405        (3,605)      130,059
                                -------   -------     ------         -------        ------        ------      --------
  Operating Income (Loss).....   17,137    (4,202)      (714)         (3,142)       (1,765)          (39)        7,275
                                -------   -------     ------         -------        ------        ------      --------
2001
  Revenues -- External........  $41,131   $ 6,662     $1,970         $23,177                      $3,115      $ 76,055
  Revenues -- Intercompany....    3,866       323         23              96                      (4,308)           --
                                -------   -------     ------         -------                      ------      --------
  Total Revenues..............   44,997     6,985      1,993          23,273                      (1,193)       76,055
                                -------   -------     ------         -------                      ------      --------
  Depreciation and
    Amortization..............   11,118       772        259           2,751                         389        15,289
  Other Operating Expense.....   25,441     9,169      3,824          24,059                      (1,197)       61,296
                                -------   -------     ------         -------                      ------      --------
  Total Operating Expenses....   36,559     9,941      4,083          26,810                        (808)       76,585
                                -------   -------     ------         -------                      ------      --------
  Operating Income (Loss).....    8,438    (2,956)    (2,090)         (3,537)                       (385)         (530)
                                -------   -------     ------         -------                      ------      --------
2000
  Revenues -- External........  $38,319   $ 5,229     $   93         $17,890                      $3,414      $ 64,945
  Revenues -- Intercompany....    2,409       156         --             119                      (2,684)           --
                                -------   -------     ------         -------                      ------      --------
  Total Revenues..............   40,728     5,385         93          18,009                         730        64,945
                                -------   -------     ------         -------                      ------      --------
  Depreciation and
    Amortization..............    9,207       651         42           1,587                         621        12,108
  Other Operating Expenses....   21,078     6,472      1,276          17,999                         852        47,677
                                -------   -------     ------         -------                      ------      --------
  Total Operating Expenses....   30,285     7,123      1,318          19,586                       1,473        59,785
                                -------   -------     ------         -------                      ------      --------
  Operating Income (Loss).....   10,443    (1,738)    (1,225)         (1,577)                       (743)        5,160
                                -------   -------     ------         -------                      ------      --------


---------------

(1) We commenced our Internet Services operations on October 1, 2000.

(2) We acquired two Systems Integration businesses in 2000.

CONSOLIDATED OPERATIONS

  OVERVIEW OF 2002 COMPARED TO 2001


     Consolidated operating revenues from continuing operations in 2002 increased $61,279, or 80.6%, to $137,334 in 2002 from $76,055 in 2001. The revenue increase was primarily due to the inclusion of Conestoga's revenues, totaling approximately $60,932, for the balance of the year after the May 24, 2002, acquisition of Conestoga by D&E. The former D&E operating divisions realized increased revenue primarily from increases in their customer bases in the CLEC and Internet Services segments, offset by decreased service and product sales revenues in the Systems Integration segment. Before corporate eliminations, the former D&E segment's CLEC revenues increased $1,912 or 27.4%, Internet Services revenue increased $1,824, or 91.5%, and D&E Systems Integration segment's revenues decreased $3,615, or 15.5%.



     Consolidated operating results from continuing operations was an income of $7,275 compared to a loss of $530 in 2001. The increased operating income in 2002 of $7,805 was primarily attributable to Conestoga's $7,513 contribution to income. Operating losses in our former D&E CLEC, Internet Services and Systems Integration segments were smaller by $211, $1,220 and $1,147 respectively. We experienced a decrease of $1,299 in operating income from our D&E RLEC primarily due to costs of the abandoned bond offering and other merger related costs. Goodwill amortization was discontinued as of January 1, 2002 as a result of adopting Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (FAS 142), which resulted in $1,436 less expense in 2002.



     Income from continuing operations decreased $11,131 to a loss of $7,105 in 2002 from an income of $4,026 in 2001. Equity in income of affiliates decreased $3,520 as a result of an arbitration award received by a subsidiary of our EuroTel affiliate in 2001. Interest expense increased $9,653 to $11,895 in 2002, primarily from increased debt incurred to complete the Conestoga acquisition. Realized gains/losses on securities held for sale changed $6,035 to a loss of $2,999 in 2002 from a gain of $3,036 in 2001. These increased expenses were offset by the $7,805 increase in operating income discussed above. Income taxes in 2002 were a benefit of $3,586. Even though there was a pre-tax income in 2001, the income taxes were a benefit of $2,190 in 2001 as a result of a decrease in our valuation allowance for deferred tax assets.


  OVERVIEW OF 2001 COMPARED TO 2000

     Consolidated operating revenues from continuing operations in 2001 increased $11,110, or 17.1%, to $76,055 in 2001 from $64,945 in 2000. This increase consisted of growth in all of our operating segments, but was primarily attributable to revenues from a full year of operations for the Systems Integration businesses acquired in 2000. CLEC, Internet Services and Systems Integration revenues increased $1,600, $1,900, and $5,264 respectively, before corporate eliminations. RLEC revenues increased $4,269, or 10.5%, from $40,728 in 2000.

     Consolidated operating results from continuing operations for 2001 was a loss of $530, compared with income of $5,160 in 2000. The loss in 2001 was primarily attributable to increased operating losses in our CLEC, Internet Services and Systems Integration segments, of $1,218, $865 and $1,960, respectively, as well as a decrease of $2,005 in operating income from our RLEC. The increased operating loss was primarily attributable to increases in general and administrative expenses and incremental costs associated with network operations and depreciation related to the enhancement of and relocation of certain operations to our new building space in Brownstown, Pennsylvania, as well as a full year of expenses for our Systems Integration businesses acquired in 2000. The expansion of our CLEC and Internet Services operations, which resulted in the addition of 3,640 access lines, 8,000 dial-up Internet subscribers and 1,732 DSL subscribers in 2001, also increased our operating expenses.

     Income from continuing operations increased $9,051 to income of $4,026 in 2001 from a loss of $5,025 in 2000 primarily due to an increase in equity in income of affiliates of $5,619 as a result of the arbitration award received by a subsidiary of our EuroTel affiliate and an increase of $6,414 in realized gains/losses on the disposition of securities held for sale. These increases were offset by the $5,690 decrease in operating income discussed above. Income taxes in 2001 were a benefit of $2,190 primarily as a result of a decrease during 2001 in our valuation allowance for deferred tax assets, versus expense of $1,160 in 2000.

RLEC SEGMENT RESULTS

                   SUMMARY OPERATING RESULTS -- RLEC SEGMENT


                                                           2002      2001      2000
                                                          -------   -------   -------
Revenues:
  Local Telephone Service...............................  $24,750   $12,220   $11,951
  Network Access........................................   41,595    24,826    20,935
  Other.................................................   16,581     7,951     7,842
                                                          -------   -------   -------
Total Revenues..........................................   82,926    44,997    40,728
                                                          -------   -------   -------
Depreciation and Amortization...........................   23,272    11,118     9,207
Other Operating Expenses................................   42,517    25,441    21,078
                                                          -------   -------   -------
Total Operating Expenses................................   65,789    36,559    30,285
                                                          -------   -------   -------
Operating Income........................................   17,137     8,438    10,443
                                                          -------   -------   -------
Access Lines at December 31.............................  145,310    61,961    61,098



     RLEC segment revenues increased $37,929 or 84.3%, to $82,926 in 2002, and $4,269 or 10.4%, to $44,997 in 2001. In 2002, the Conestoga acquisition added $36,516 of revenue while D&E RLEC revenues increased $1,413. D&E local telephone service revenues increased $2,465, or 20.2%, to $14,685 in 2002, from $12,220 in 2001 as a result of rate increases in December 2001 and July 2002. The Conestoga companies had similar increases in July 2001 and July 2002. D&E network access revenues decreased $1,392, or 5.6%, to $23,434 in 2002, from $24,826 in 2001, as a result of lower call volumes and a decrease in certain network access rate elements. The Conestoga RLECs were experiencing similar trends with higher local telephone service revenue being offset by declining network access revenues. This shift in revenues was caused by current telecommunications policy of decreasing network access charges and offsetting them by higher local telephone service charges in order to more accurately reflect actual costs. D&E's network access revenues grew in 2001 from 2000 due to several factors including increased number of access lines and higher call volumes, which resulted in increased minutes of use. Other revenues, which include regional long distance service, directory advertising, and billing and collection, increased $8,630 in 2002 from $7,951 in 2001. The Conestoga acquisition added $8,289 in other revenues while D&E increased $212. D&E's increase in 2001 from 2000 was primarily related to an increase in long distance revenue.


     RLEC segment operating expenses increased $29,230 or 80.0%, to $65,789, in 2002 and $6,274 or 20.7%, to $36,559, in 2001. The increase in 2002 was primarily attributable to the Conestoga acquisition. The increase in 2001 was primarily attributable to increases in general and administrative expenses, and incremental costs associated with network operations and depreciation related to the enhancement and relocation of certain operations to our new building space in Brownstown, Pennsylvania. Operating income increased $8,699, or 103.1%, in 2002 to $17,137 and decreased $2,005, or 19.2%, in 2001 to $8,438.

CLEC SEGMENT RESULTS

                   SUMMARY OPERATING RESULTS -- CLEC SEGMENT

                                                             2002     2001     2000
                                                            ------   ------   -------
Revenues:
  Local Telephone Service.................................  $5,584   $1,586   $   577
  Network Access..........................................   3,284    1,355       613
  Long Distance...........................................  12,774    3,355     2,999
  Other...................................................     462      689     1,196
                                                            ------   ------   -------
Total Revenues............................................  22,104    6,985     5,385
                                                            ------   ------   -------
Depreciation and Amortization.............................   2,775      772       651
Other Operating Expenses..................................  23,531    9,169     6,472
                                                            ------   ------   -------
Total Operating Expenses..................................  26,306    9,941     7,123
                                                            ------   ------   -------
Operating Loss............................................  (4,202)  (2,956)   (1,738)
                                                            ------   ------   -------
Access Lines at December 31...............................  30,200    7,535     3,895


     CLEC segment revenues increased $15,119 or 216.4% to $22,104 in 2002 and $1,600 or 29.7% to $6,985 in 2001. In 2002, the Conestoga acquisition added $13,682 of revenue while D&E revenues increased $1,437. The increases in 2002 and 2001 were also largely attributable to expanding our CLEC business customer base.


     CLEC segment operating expenses increased $16,365 or 164.6% to $26,306 in 2002 and $2,818 or 39.6% to $9,941 in 2001. The increase in 2002 was primarily attributable to the Conestoga acquisition. The increase in 2001 was primarily attributable to an increase in network operations expenses of $2,107 as a result of the expansion of our fiber optic network and the migration of many of our CLEC customers onto our own facilities. This expansion includes expenses for engineering design and network administration. Operating losses increased $1,246, or 42.2%, to $4,202 in 2002 and $1,218, or 70.0%, to $2,956 in 2001
primarily due to increased operating expenses.

INTERNET SERVICES SEGMENT RESULTS

             SUMMARY OPERATING RESULTS -- INTERNET SERVICES SEGMENT

                                                             2002     2001     2000
                                                            ------   ------   -------
Revenues..................................................  $4,689   $1,993   $    93
Depreciation and Amortization.............................     460      259        42
Other Operating Expenses..................................   4,943    3,824     1,276
                                                            ------   ------   -------
Total Operating Expenses..................................   5,403    4,083     1,318
                                                            ------   ------   -------
Operating Loss............................................    (714)  (2,090)   (1,225)
                                                            ------   ------   -------
Customers at December 31
  DSL.....................................................   5,615    2,209       477
  Dial-up Access..........................................  12,652   10,161     2,161
  Web-hosting Services....................................     651      447        50

     Internet Services segment revenues increased $2,696 or 135.3% to $4,689 in 2002 and increased $1,900 to $1,993 from $93 in 2000, its start up year. The Conestoga acquisition added $775 to revenue in 2002. The other primary source of the revenue increase was from the addition of new Internet subscribers. Operating expenses were $5,403 in 2002, resulting in an operating loss of $714 in 2002, compared to a loss of $2,090 in 2001, its first full year of operation.

SYSTEMS INTEGRATION SEGMENT RESULTS

            SUMMARY OPERATING RESULTS -- SYSTEMS INTEGRATION SEGMENT

                                                               2002      2001      2000
                                                              -------   -------   -------
Revenues....................................................  $23,619   $23,273   $18,009
Depreciation and Amortization...............................    1,592     2,751     1,587
Other Operating Expenses....................................   25,169    24,059    17,999
                                                              -------   -------   -------
Total Operating Expenses....................................   26,761    26,810    19,586
                                                              -------   -------   -------
Operating Loss..............................................   (3,142)   (3,537)   (1,577)
                                                              -------   -------   -------


     Systems Integration segment revenues increased $346 or 1.5% to $23,619 in 2002 and $5,264 or 29.2% to $23,273 in 2001. The Conestoga acquisition added $3,961 of revenue but was offset by a decrease of $3,615 in D&E. The decrease was primarily $2,408 of communication services and $1,207 of product sales. We believe these decreases partially relate to the effects of a slowing economy and reductions in customer spending for communications related infrastructure and consulting services. The increase in 2001 was primarily due to the acquisition of two businesses during the year 2000, and therefore, 2001 reflected a full twelve months of operations for the two new companies.



     Operating expenses remained flat at $26,761 in 2002 versus $26,810 in 2001, which increased $7,224 or 36.9% from $19,586 in 2000. The slight 2002 decrease versus 2001 was a net of increased Conestoga expenses and lower D&E expenses, both as a result of revenue changes. The 2001 increased expenses are primarily due to the inclusion of the acquisitions completed in 2000. The change in depreciation and amortization relates to increased depreciation for the assets of companies acquired in 2000, and amortization of goodwill for those companies in 2000 and 2001. We adopted FAS 142 in 2002 which eliminates amortization of goodwill that amounted to $1,436 in 2001 and $825 in 2000. Operating losses decreased $395 to $3,142 in 2002 and increased $1,960 to $3,537 in 2001 primarily due to these changes in operating revenues and expenses.


CONESTOGA WIRELESS SEGMENT RESULTS

     Conestoga Wireless segment revenues were $7,640 from the May 24, 2002 date of acquisition until December 31, 2002. The 2002 operating loss was $1,765. The sale of this segment was completed on January 14, 2003. See Section titled "Factors Affecting Our Prospects."

OTHER INCOME (EXPENSE)

     Other income (expense), net for 2002, was expense of $17,901 compared with income of $2,431 in 2001. The primary reasons for this $20,332 change are as follows:

     - Our equity in net income (loss) of affiliates decreased to a loss of $3,429 in 2002 from income of $91 in 2001. The change was primarily a result of the recording of our share of a $40,000 arbitration award received by a subsidiary of EuroTel partially offset by our share of a $31,517 impairment charge recorded by EuroTel on its underlying investments in 2001.

     - Our interest expense increased $9,653 in 2002 to $11,895 primarily as a result of additional borrowing to complete the Conestoga acquisition.

     - In 2002, we recognized a loss of $2,999 on the other-than-temporary impairment of certain available-for-sale securities, while in 2001 we recognized income of $3,036 on the disposition of certain available-for-sale securities. These two transactions resulted in a net decrease to other income of $6,035 in 2002.

     Other income (expense), net for 2001, was $2,431, compared with a loss of $8,960 in 2000. This increase of $11,391 is primarily attributable to the following:

     - Our equity in net income of affiliates increased to income of $91 in 2001 from a loss of $5,528 in 2000. The change was primarily the result of our share of a $40,000 arbitration award received by a subsidiary of EuroTel partially offset by our share of a $31,517 impairment charge recorded by EuroTel on its underlying investments.

     - In 2001, we recorded a gain of $3,036 on the disposition of certain available-for-sale securities, while in 2000 we recognized a loss of $3,378 on the disposition of certain available-for-sale securities. These two transactions resulted in a net increase to other income of $6,414 in 2001.

INCOME TAXES


     Federal and state income tax benefits on the loss from continuing operations increased $1,396 to $3,586 in 2002 from $2,190 in 2001. The effective tax rates were 33.7% in 2002 and a negative percentage of 115.2% in 2001.



     Federal and state income taxes on income from continuing operations decreased $3,350 to a benefit of $2,190 in 2001 from an expense of $1,160 in 2000. The decrease in income tax expense is attributable to a $1,991 reduction in our deferred tax asset valuation allowance. We reduced our valuation allowance because the likelihood of using our net operating loss carryforwards had increased primarily due to the pending sale of our interest in PCS ONE. The effective tax rates were a negative percentage of 115.2% in 2001 and a positive rate of 30.5% in 2000.


DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS AND ACCOUNTING CHANGES


     In 2002, our discontinued D&E Wireless segment operations was sold resulting in a $55,506 gain, net of $29,337 in taxes. In 2001 D&E Wireless segment incurred a loss of $5,955, net of $2,585 in taxes. The pre-tax loss in 2001 primarily comprised of our equity losses from PCS ONE of $9,914, offset by $1,374 of income for providing support services to PCS ONE. In 2000, our discontinued D&E Wireless segment operations incurred a loss of $5,653, net of $2,766 in taxes. The pre-tax loss in 2001 was primarily comprised of our equity losses from PCS ONE of $9,214, offset by $795 of income for providing support services to PCS ONE.


     In 2002, a plan was entered into to sell our paging business. On January 28, 2003, we entered into a definitive sales agreement and expect to close during the second quarter of 2003. Paging assets are classified as held for sale and the results of operations were reclassified to discontinued operations. The discontinued losses were $7, $14, and $16 net of tax benefits of $3, $9, and $10 in 2002, 2001 and 2000, respectively.

     In 2001, we recorded an extraordinary loss on extinguishment of debt of $2,216, net of a $1,407 tax benefit, as well as a $107 extraordinary gain for a tax benefit on the discontinuation of regulatory accounting.


     On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 provides guidance on impairment testing for goodwill and intangible assets. Upon the adoption of FAS 142, goodwill and indefinite-lived intangibles are no longer subject to amortization. As of January 1, 2002, the results of the first step indicated no potential impairment of D&E's goodwill. The Company completed its annual impairment review and determined that no impairment charge was required. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable.


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

EFFECTS OF INFLATION

     It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 2003.

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES

     We have historically generated significant cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and through external sources, such as bank borrowings and offerings of debt or equity securities.


     Net cash provided by continuing operations was $25,161 in 2002. Cash provided by continuing operations has increased from $13,684 in 2001 and $14,755 in 2000. Additional cash flow from the Conestoga acquisition was the primary reason for the current year increase, and start-up and expansion efforts in 2001 caused the decrease in cash flows from continuing operations in 2000. Increased competition in the telecommunications industry could affect future cash flows related to continuing operations. See "BUSINESS -- Factors Affecting Our Prospects" on page 16.


     Net cash used in investing activities was $177,579 in 2002 and consisted primarily of $156,819 for the Conestoga business acquisition payments and $19,240 of capital expenditures. The capital additions were primarily:

     - digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC, CLEC and Internet operating systems -- $13,115;

     - computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations -- $2,526.

     Net cash used in investing activities was $36,256 in 2001 and consisted primarily of capital expenditures of $34,068 and an increase in investments in affiliates to $10,769, primarily related to working capital requirements and the repayment of bank borrowings for EuroTel, partially offset by net cash of $8,669 received on the sale of temporary investments. Our capital expenditures in 2001 were concentrated in the following areas:

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

     Net cash used in investing activities was $5,436 in 2000. Capital expenditures in 2000 were significantly less than in 2001. The major capital additions were for digital switching and circuit equipment, computers and software, and poles and cable purchases to continually upgrade the telephone operating system. The 2000 capital additions also included the final 10% of the cost to complete construction of a building addition used by the Lancaster County 911 emergency control center and the beginning of construction of a new office building to accommodate employee growth. During 2000, two businesses were acquired for a combination of stock and cash. The cash portion of the payments made in 2000 was $5,955. Net cash provided by temporary investments was $3,056 in 2000. In 2000, net cash of $12,202 was provided from affiliates primarily from the distribution of EuroTel proceeds on the sale of its Hungarian telephone business.

     Cash provided by financing activities in 2002 was $88,997, consisting primarily of $160,000 in increased long-term borrowing that, in addition to helping finance the Conestoga acquisition, was used to pay other long-term debt of $45,022, repay revolving lines of credit of $11,757, and to pay $8,152 of related debt issuance costs. Payment of dividends used $6,414 and $687 of net cash was provided from issuing common stock and repurchasing treasury shares.


     Financing activities provided cash of $26,904 in 2001, consisting primarily of bank borrowings of $58,000 under a new credit facility, which were then used to refinance $25,378 in long-term debt. In addition, we paid $2,546 in 2001 in debt issuance costs related to the refinancing. Other financing activities in 2001 included the payment of $3,433 in common stock dividends and treasury stock purchases of $1,082, consisting of $482 in purchases pursuant to our open market purchase program and $600 in a privately negotiated share purchase.

     In 2000, net cash used by financing activities was $5,372. Cash dividends in 2000 were $3,094. Also, payments of long-term debt were $1,005. Uses of cash also included treasury stock purchases of $1,574 in 2000.


     The operation and sale of PCS ONE in 2002 provided $78,320 of net cash versus usage from PCS ONE operations of $7,244 in 2001 and $2,094 in 2000.


  External Sources of Capital at December 31, 2002

     During 2002, we abandoned an offering of senior notes due to market conditions. We completed an amendment to our existing credit facility to increase our long-term debt and draw down $160,000 from our increased credit facility. The expanded credit facility consists of a $50,000 single draw 10-year senior term loan, a $125,000 single draw 8.5-year senior term loan and a $75,000 8.5-year senior reducing revolving credit facility. The $125,000 term loan and additional borrowing on the revolving loan was used to complete the Conestoga acquisition. The revolving credit facility, of which $42,750 was available as of December 31, 2002, is expected to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless business. In connection with the amendment and later syndication of the debt, we incurred debt issuance costs of approximately $8,152, which will be amortized over the 8.5-year life of the debt. We amended our credit facility to, among other things, increase certain interest rate provisions, grant the lenders a secured position with respect to all credit facility borrowings and include additional financial covenants. In connection with the Conestoga acquisition, we acquired their long-term loan of $35,000.

     The term A loan for $50,000 requires interest only payments for three years with increasing quarterly principal payments from the third quarter of 2004 through the second quarter 2011. The term B loan for $125,000 requires interest only payments for two years with increasing quarterly principal payments from the third quarter of 2004 through the fourth of quarter 2010. The revolving credit facility requires interest only payments for two years with increasing quarterly principal repayments from the third quarter of 2003 through the fourth quarter of 2010. Interest on both the loan and the revolving credit facility is payable at a base rate or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee must be paid on the unused portion of the revolving credit facility. The $35,000 Conestoga loan requires interest only payments for three years with equal quarterly payments from the first quarter of 2005 through the fourth quarter of 2014.

     The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on expansion of our CLEC business into new markets, additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum indebtedness to total capitalization ratio and maximum leverage ratio.

     Upon completion of the sale of our interest in PCS ONE on April 1, 2002, we received approximately $74,168 and subsequently repaid the outstanding balances on our revolving credit facility and our bank lines of credit. As of May 24, 2002 we discontinued the previous two lines of credit totaling $20,000. As of December 31, 2002, we had no other unsecured lines of credit.

     The following summarizes our borrowing capacity at December 31, 2002, as limited by our covenants:

     - $50,000 single draw 10-year term loan, of which $50,000 was outstanding,

     - $75,000 senior reducing revolving credit loan for 8.5 years, of which $32,250 was drawn,

     - $125,000 single draw 8.5-year term loan, of which $125,000 was outstanding,

     - $35,000 single draw 12-year term loan, of which $35,000 was outstanding.

     As of December 31, 2002, the full amount of the revolver was available for borrowing without breaking any of the covenants. For further information regarding our long-term debt, see note 12 to our consolidated financial statements. Our ratio of total debt to total debt plus capital decreased to 54.7% at December 31, 2002 from 56.9% at December 31, 2001 due primarily to an increase in our debt over the period, which was not as great as the increase in capital caused by the issuance of stock in the Conestoga acquisition and net income in 2002 largely from the sale of PCS ONE.

  Commitments, Contingencies and Projected Uses of Capital

     Our most significant commitment for 2003 other than for operations, include capital expenditures, the payment of common stock dividends, when and if declared, payment of interest on our outstanding debt and other contractual obligations and commitments which are presented below. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of PCS ONE. Based on the amended agreement with CoBank, we believe that we will have sufficient resources to meet these commitments, contingencies and projected uses of funds.


     We hold a 33% interest in EuroTel and a 28.8% interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In 2002, we made advances of $1,477 pursuant to this commitment and expect that our 2003 funding requirements for EuroTel will be approximately $1,200. We have provided a letter of commitment to advance funds to Pilicka for 2003.


     The following table sets forth our obligations and commitments, including debt maturities, to make future payments under contracts, as of December 31, 2002:


                                                     PAYMENTS DUE BY PERIOD
                                    ---------------------------------------------------------
OBLIGATION                           TOTAL     YEAR 1   YEARS 2-3   YEARS 4-5   AFTER 5 YEARS
----------                          --------   ------   ---------   ---------   -------------
Long-term Debt....................  $242,250   $   --    $29,750     $54,500      $158,000
Capital Lease Obligations.........  $  2,848      132        240         201         2,275
Operating Leases..................     2,246      742      1,075         282           147
Systems Integration Acquisitions
  Payments........................       400      400         --          --            --
                                    --------   ------    -------     -------      --------
Total.............................  $247,744   $1,274    $31,065     $54,983      $160,422


CRITICAL ACCOUNTING POLICIES AND ESTIMATES


     Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an on-going basis, we evaluate our estimates, including those related to intangible assets, income taxes, revenues, contingencies and impairment of long-lived assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

     Note 2 to the consolidated financial statements provides a summary of all significant accounting policies that we follow in the preparation of our financial statements. We have identified the following critical accounting policies as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments.


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

     We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivables on our balance sheets, we would be required to record the amount of such a reduction or increase as an adjustment to our earnings. Historically, we have not experienced significant adjustments to our revenues as a result of our participation in these pools.

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, including our property, plant and equipment and our finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. While we have never recorded a material impairment charge for long-lived assets, future events or changes in circumstances could result in a material charge to earnings.

  IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED INTANGIBLES

     Upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. While we have never recorded a material impairment charge for goodwill and indefinite-lived intangibles, future events or changes in circumstances could result in a material charge to earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material adverse effect on our results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material affect on our results of operations, financial position or cash flows, however D&E will reclassify an extraordinary loss on the extinguishment of debt in 2001 to other expense.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E is required to adopt SFAS No. 143 effective January 1, 2003 and will record an after-tax benefit of approximately $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. Further, D&E believes that the adoption of this pronouncement will not have a material effect on our ongoing financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. D&E does not have any ownership in variable interest entities.

     In January 2003, the Emerging Issues Task Force issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables" (EITF 00-21"). EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. D&E is currently evaluating the impact this statement will have on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

     We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of December 31, 2002, our debt can be categorized as follows:

Fixed interest rates:
  Secured Term Loans........................................  $ 35,000,000
Subject to interest rate fluctuations:
  Senior Secured Revolving Credit Facility..................  $ 32,250,000
  Senior Secured Term Loans.................................  $175,000,000

     As part of our loan covenant conditions, we have arranged interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of December 31, 2002, our bank debt is as follows:


                                                                 AVERAGE
                                                   PRINCIPAL      RATE      FAIR VALUE
                                                  ------------   -------   ------------
Rates fixed for two years through interest rate
  swaps.........................................  $ 35,000,000    6.29%    $ 35,000,000
Rates fixed for three years through interest
  rate swaps....................................  $ 35,000,000    6.93%    $ 35,000,000
Rates fixed for four years through interest rate
  swaps.........................................  $ 35,000,000    7.23%    $ 35,000,000
Fixed rate debt, rates fixed for twelve years...  $ 35,000,000    9.35%    $ 41,345,000
Total fixed rates 58% of total debt.............  $140,000,000    7.45%    $146,345,000
Variable rate debt 42% of total debt............  $102,250,000    5.37%    $102,250,000


     If interest rates rise above the rates fixed by these swaps, we could realize other income of $511,000 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other expense of approximately $511,000 for each 50 basis point decrease in rates.

     The interest rate swaps were arranged to hedge against the effect of interest rate fluctuations. The swaps were arranged with three banks that participate in our senior indebtedness. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly.


                                               AVERAGE
                       NOTIONAL     AVERAGE    RECEIVED
   TERMS OF SWAPS       AMOUNTS     PAY RATE     RATE     FAIR VALUE
--------------------  -----------   --------   --------   ----------
11/25/02 to
  11/25/04..........  $35,000,000     6.29%      5.17%    $  519,186
12/04/02 to
  12/04/05..........  $35,000,000     6.93%      5.30%    $  719,159
11/25/02 to
  11/25/06..........  $35,000,000     7.23%      5.17%    $1,040,844


     If interest rates rise above the rates fixed by these swaps, we could realize other income of $525,000 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other expense of approximately $525,000 for each 50 basis point decrease in rates.

     Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item relating to Executive Officers is incorporated by reference from the material captioned "Directors", "Identification of Executive Officers", and "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this Item is incorporated by reference from the material captioned "Executive Compensation" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated by reference from the material captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated by reference from the material captioned "Certain Relationships and Related Transactions" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.


ITEM 14. CONTROLS AND PROCEDURES



     Within the 90 days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.



     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.



                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K in the following manner:

          (1) The consolidated financial statements of the Registrant and its subsidiaries filed as part of this report are listed in the attached Index to Financial Statements on page F-1.

          (2) The financial schedules of the Registrant and its subsidiaries filed as part of this report are listed in the attached Index to Financial Statements on page F-1.

          (3) The exhibits filed as part of this report are listed in the Index to Exhibits.

     (b) Reports on Form 8-K. The Registrant filed one current report on Form 8-K during the last quarter of 2002 as follows: a Form 8-K dated November 19, 2002 reporting that the Voting Trust Agreement dated, November 19, 1992, was amended to extend the term of the agreement to November 19, 2007.

     (c) Exhibits.  See Index to Exhibits.

     (d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item (15) is set forth in the Index to Financial Statements on page F-1.

                               INDEX TO EXHIBITS

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
     2.  Plan of acquisition, reorganization, arrangement,
         liquidation or succession:
     2.1 Amended and Restated Agreement and Plan of Merger, by     Incorporated herein by
         and among D&E, Inc., D&E Acquisition Corp. and Conestoga  reference from Exhibit 2.1
         Enterprises, Inc. dated as of January 9, 2002.            to the Current Report on
                                                                   Form 8-K filed by D&E on
                                                                   January 9, 2002.
     3.  Articles of Incorporation and By-laws:
     3.1 Amended and Restated Articles of Incorporation            Filed herewith.
     3.2 By-laws                                                   Incorporated herein by
                                                                   reference from Exhibit 3.2
                                                                   to D&E's Registration
                                                                   Statement on Form 10 filed
                                                                   by D&E on April 30, 1993.
     4.  Instruments defining the rights of security holders,      None.
         including debentures:
     9.  Voting Trust Agreement.
     9.1 Voting Trust Agreement of Denver and Ephrata Telephone    Filed herewith.
         and Telegraph Company dated as of November 19, 1992.
         ("Voting Trust Agreement").
     9.2 Amendment to the Voting Trust Agreement dated as of       Filed herewith.
         December 31, 1995.
     9.3 Amendment to the Voting Trust Agreement dated as of       Incorporated herein by
         November 19, 2002.                                        reference from Exhibit 9.1
                                                                   to the Form 8-K Current
                                                                   Report filed by D&E on
                                                                   November 19, 2002.
    10.  Material Contracts
    10.1 AT&T Communications Standard Agreement for the Provision  Incorporated herein by
         of Telecommunications Services and Facilities between     reference from Exhibit 10.2
         AT&T Communications of Pennsylvania, Inc. and Denver and  to D&E's Registration
         Ephrata Telephone and Telegraph Company;                  Statement on Form 10 filed
                                                                   by D&E on April 30, 1993.
           Article 1  General Provisions, effective May 25, 1984;
           Article 8-2 Billing and Collection Services effective
         April 1, 1992;

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
    10.2 Telecommunications Services and Facilities Agreement      Incorporated herein by
         between the Bell Telephone Company of Pennsylvania and    reference from Exhibit 10.3
         Denver and Ephrata Telephone and Telegraph Company,       to D&E's Registration
         effective January 1, 1986; and Amendment to               Statement on Form 10 filed
         Telecommunications Services and Facilities Agreement and  by D&E on April 30, 1993.
         the IntraLATA Compensation Agreement, dated May 7, 1992;
           Appendix 1 IntraLATA Telecommunications Services,
         effective January 1, 1986;
           Appendix 2 Ancillary Services, effective January 1,
                      1986;
           Appendix 5 Jointly Provided Feature Group A
         Compensation effective July 24, 1986; and
           Appendix 7 Extended Area Service, effective October 1,
                      1988.
    10.3 IntraLATA Compensation Agreement between the              Incorporated herein by
         Pennsylvania Non-Bell Telephone Companies and Denver and  reference from Exhibit 10.4
         Ephrata Telephone and Telegraph Company, effective        to D&E's Registration
         January 1, 1986; and Amendment to Telecommunications      Statement on Form 10 filed
         Services and Facilities Agreement and the IntraLATA       by D&E on April 30, 1993.
         Compensation Agreement, dated May 7, 1992.
    10.4 Agreement for the Distribution of Interstate Access       Incorporated herein by
         Revenues between the National Exchange Carrier            reference from Exhibit 10.6
         Association, Inc. and Denver and Ephrata Telephone and    to D&E's Registration
         Telegraph Company, effective May 25, 1984.                Statement on Form 10 filed
                                                                   by D&E on April 30, 1993.
    10.5 Agreement for the Provision of Enhanced 9-1-1 Services    Incorporated herein by
         between the County of Lancaster and Denver and Ephrata    reference from Exhibit 10.7
         Telephone and Telegraph Company, effective upon approval  to D&E's Annual Report on
         of the Pennsylvania Public Utility Commission which       Form 10-K for the year ended
         occurred May 18, 1994                                     December 31, 1999.
           Attachment #1 Request for Proposal as Amended;
           Attachment #2 Best and Final Offer, April 28, 1994;
           Attachment #3 Clarifications to RFP;
           Attachment #4 Lancaster County
           Resolution #74, September 22, 1993;
           Attachment #5 Lancaster County
           Resolution #32, May 5, 1994;
           Attachment #6 Addenda, Errata, Bulletins to Contract
                         Documents;
           Attachment #7 Facility Lease; and
           Attachment #8 Tariffed Local Exchange Carrier
                         Services.
    10.6 Modification #2 to the Agreement for the Provision of     Incorporated herein by
         Enhanced 9-1-1 Services between the County of Lancaster   reference from Exhibit 10.1
         and D&E Telephone Company, signed July 14, 1999.          to D&E's Quarterly Report on
                                                                   Form 10-Q for the quarter
                                                                   ended September 30, 1999.
    10.7 Stock Acquisition Agreement between D&E, Inc. and         Filed herewith.
         Southwestern Investments, Inc., a subsidiary of Citizens
         Utilities Company, dated November 3, 1997.

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
    10.8 Partnership Interest Purchase Agreement among D&E         Incorporated herein by
         Wireless, Inc., D&E Communications, Inc., VoiceStream PA  reference from Exhibit 10.13
         II, LLC, and VoiceStream PA I, LLC dated as of October    to D&E's Annual Report on
         17, 2001.                                                 Form 10-K for the year ended
                                                                   December 31, 2001.
    10.9 Credit Agreement Dated as of November 1, 2001 by and      Incorporated herein by
         among D&E Communications, Inc. as borrower and COBANK,    reference from Exhibit 10.14
         ACB as Administrative Agent and a Lender and the other    to D&E's Annual Report on
         Lenders referred to therein.                              Form 10-K for the year ended
                                                                   December 31, 2001.
    10.10 Amended and Restated Credit Agreement dated as of May    Incorporated herein by
         24, 2002 by and among D&E Communications, Inc. each of    reference from Exhibit 99.5
         the subsidiary guarantors referred to therein, and        to the Form 8-K current
         CoBank, ACB as Administrative Agent and a Lender and the  report filed by D&E on June
         other Lenders referred to therein.                        10, 2002.
    10.11 Amendment to Credit Agreement dated as of September 12,  Incorporated herein by
         2002 by and among D&E Communications, Inc. and CoBank,    reference from Exhibit 4.1
         ACB as Administrative Agent for the Lenders.              to D&E's Quarterly Report on
                                                                   Form 10-Q for the quarter
                                                                   ended September 30, 2002.
    10.12 2001 Stock Compensation Plan and Policy for non-employee Incorporated herein by
         Directors of D&E Communications, Inc.                     reference from Exhibit A to
                                                                   D&E's definitive proxy
                                                                   statement for its 2001
                                                                   Annual Meeting of
                                                                   Shareholders filed March 23,
                                                                   2001.
    10.13 Employment Agreement dated May 24, 2002 between Albert   Incorporated herein by
         H. Kramer and D&E Communications, Inc.                    reference from Exhibit 10.1
                                                                   to D&E's Quarterly Report on
                                                                   Form 10-Q for the quarter
                                                                   ended September 30, 2002.
    10.14 Amended and Restated Agreement and Plan of Merger by and Incorporated herein by
         among D&E Communications, Inc., D&E Acquisition Corp.     reference from Exhibit 2.1
         and Conestoga Enterprises, Inc. dated January 9, 2002.    to the Form 8-K current
                                                                   report filed by D&E on
                                                                   January 9, 2002.
    10.15 Conestoga Enterprises, Inc. 1999 Stock Option Plan.      Incorporated herein by
                                                                   reference to Exhibit 99.1 to
                                                                   Form S-8 filed by D&E on May
                                                                   24, 2002.
    10.16 D&E Officer Incentive Compensation Plan.                 Filed herewith.
    10.17 D&E Communications, Inc. Executive and Senior Management Filed herewith.
         Incentive Plan.
    10.18 Asset Purchase Agreement by and among D&E                Incorporated herein by
         Communications, Inc., Conestoga Wireless Company and      reference from Exhibit 2.1
         Keystone Wireless, LLC dated November 12, 2002.           to the Form 8-K current
                                                                   report filed by D&E on
                                                                   January 29, 2003.

EXHIBIT
NO.                     IDENTIFICATION OF EXHIBIT                           REFERENCE
-------                 -------------------------                           ---------
    10.19 Limited Guarantee Agreement dated June 29, 2001 by       Filed herewith.
         Conestoga Enterprises, Inc. with Mountain Union.
    10.20 Build-to-Suit Agreement dated June 29, 2001 by and       Filed herewith.
         between Conestoga Enterprises, Inc. on behalf of itself
         and its wholly-owned subsidiaries, Conestoga Mobile
         Systems, Inc. and Conestoga Wireless, Inc. and Mountain
         Union Telecom, LLC.
    21.  Subsidiaries of the Registrant
    21.1 List of all subsidiaries of D&E Communications, Inc.      Filed herewith.
    23.  Consents
    23.1 Consent of PricewaterhouseCoopers LLP, Philadelphia, PA   Filed herewith.
    23.2 Consent of PricewaterhouseCoopers SpA, Rome Italy         Filed herewith.
    99.1 Certification of Chief Executive Officer.                 Filed herewith.
    99.2 Certification of Chief Financial Officer.                 Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2003

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


                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



              /s/ ANNE B. SWEIGART                   President and Chairman of the      March 31, 2003
------------------------------------------------                 Board
                Anne B. Sweigart




              /s/ THOMAS E. MORELL                    Senior Vice President, Chief      March 31, 2003
------------------------------------------------    Financial Officer and Treasurer
                Thomas E. Morell                        (Principal financial and
                                                          accounting officer)




              /s/ ROBERT M. LAUMAN                  Senior Executive Vice President     March 31, 2003
------------------------------------------------     and Vice Chairman of the Board
                Robert M. Lauman




              /s/ G. WILLIAM RUHL                     Chief Executive Officer and       March 31, 2003
------------------------------------------------                Director
                G. William Ruhl                      (Principal executive officer)




             /s/ W. GARTH SPRECHER                  Senior Vice President, Secretary    March 31, 2003
------------------------------------------------              and Director
               W. Garth Sprecher




                 /s/ JOHN AMOS                                  Director                March 31, 2003
------------------------------------------------
                   John Amos




             /s/ THOMAS H. BAMFORD                              Director                March 31, 2003
------------------------------------------------
               Thomas H. Bamford




              /s/ PAUL W. BRUBAKER                              Director                March 31, 2003
------------------------------------------------
                Paul W. Brubaker




             /s/ RONALD E. FRISBIE                              Director                March 31, 2003
------------------------------------------------
               Ronald E. Frisbie




             /s/ ROBERT A. KINSLEY                              Director                March 31, 2003
------------------------------------------------
               Robert A. Kinsley

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----





            /s/ STEVEN B. SILVERMAN                             Director                March 31, 2003
------------------------------------------------
              Steven B. Silverman




               /s/ D. MARK THOMAS                               Director                March 31, 2003
------------------------------------------------
                 D. Mark Thomas

                                 CERTIFICATIONS

I, G. William Ruhl, certify that:

     1. I have reviewed this annual report on Form 10-K of D&E Communications, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) present in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ G. WILLIAM RUHL
                                          --------------------------------------
                                                     G. William Ruhl
                                                 Chief Executive Officer

Date: March 31, 2003

                                 CERTIFICATIONS

I, Thomas E. Morell, certify that:

     1. I have reviewed this annual report on Form 10-K of D&E Communications, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) present in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ THOMAS E. MORELL
                                          --------------------------------------
                                                     Thomas E. Morell
                                                 Chief Financial Officer

Date: March 31, 2003

                         INDEX TO FINANCIAL STATEMENTS


                                                                             PAGE
                                                                             ----
Item 8         D&E Communications, Inc. and Subsidiaries.
                 Report of Independent Accountants.........................  F-2
                 Consolidated Statements of Operations for the years ended
                 December 31, 2002, 2001 and 2000..........................  F-3
                 Consolidated Balance Sheets as of December 31, 2002 and
                 2001......................................................  F-4
                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 2002, 2001 and 2000..........................  F-5
                 Consolidated Statements of Stockholders' Equity for the
                 years ended December 31, 2002, 2001 and 2000..............  F-6
                 Notes to Consolidated Financial Statements................  F-7
Item 15(a)(2)  Financial Schedule II -- Valuation and Qualifying
               Accounts....................................................  F-39
Item 15(d)(1)  EuroTel L.L.C.
                 Cover Page................................................  F-40
                 Unaudited Consolidated Balance Sheet as of December 31,
                 2002......................................................  F-41
                 Unaudited Consolidated Statement of Operations for the
                 year ended December 31, 2002..............................  F-42
                 Unaudited Consolidated Statement of Members' Equity
                 (Deficit) and Comprehensive Income (Loss) for the year
                 ended December 31, 2002...................................  F-43
                 Unaudited Consolidated Statement of Cash Flows for the
                 year ended December 31, 2002..............................  F-44
                 Notes to Unaudited Consolidated Financial Statements......  F-45
Item 15(d)(2)  EuroTel L.L.C.
                 Cover Page................................................  F-49
                 Report of Independent Accountants.........................  F-50
                 Consolidated Balance Sheets as of December 31, 2001 and
                 2000......................................................  F-51
                 Consolidated Statements of Operations for the Years Ended
                 December 31, 2001, 2000 and 1999..........................  F-52
                 Consolidated Statements of Members' Equity (Deficit) and
                 Comprehensive Income (Loss) for the Years Ended December
                 31, 2001, 2000 and 1999...................................  F-53
                 Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2001, 2000 and 1999..........................  F-54
                 Notes to Consolidated Financial Statements................  F-55

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of D&E Communications, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2, the Company adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" in 2002, and the Company changed its method of accounting for the recognition of certain non-recurring fees and associated incremental direct expenses in 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA
March 21, 2003

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002      2001       2000
                                                              --------   -------   --------
                                                                     (IN THOUSANDS,
                                                                EXCEPT PER-SHARE AMOUNTS)
OPERATING REVENUES
  Communication service revenues............................  $121,243   $61,674   $ 51,693
  Communication products sold...............................    14,266    12,858     11,796
  Other.....................................................     1,825     1,523      1,456
                                                              --------   -------   --------
     Total operating revenues...............................   137,334    76,055     64,945
                                                              --------   -------   --------
OPERATING EXPENSES
  Communication service expenses (exclusive of depreciation
     and amortization below)................................    50,140    28,072     20,051
  Cost of communication products sold.......................    12,497    10,215      8,990
  Depreciation and amortization.............................    28,690    15,289     12,108
  Marketing and customer services...........................    15,093     8,885      6,753
  Merger-related costs......................................       973        --         --
  General and administrative services.......................    22,666    14,124     11,883
                                                              --------   -------   --------
     Total operating expenses...............................   130,059    76,585     59,785
                                                              --------   -------   --------
       Operating income (loss)..............................     7,275      (530)     5,160
OTHER INCOME (EXPENSE)
  Equity in net income (losses) of affiliates...............    (3,429)       91     (5,528)
  Interest expense..........................................   (11,895)   (2,242)    (1,779)
  Gain (loss) on investments................................    (2,999)    3,036     (3,378)
  Other, net................................................       422     1,546      1,725
                                                              --------   -------   --------
     Total other income (expense)...........................   (17,901)    2,431     (8,960)
                                                              --------   -------   --------
       Income (loss) from continuing operations before
        income taxes and dividends on utility preferred
        stock...............................................   (10,626)    1,901     (3,800)
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
  Income taxes (benefit)....................................    (3,586)   (2,190)     1,160
  Dividends on utility preferred stock......................        65        65         65
                                                              --------   -------   --------
     Total income taxes and dividends on utility preferred
      stock.................................................    (3,521)   (2,125)     1,225
                                                              --------   -------   --------
       Income (loss) from continuing operations.............    (7,105)    4,026     (5,025)
Discontinued operations:
  Loss from operations of discontinued D&E Wireless segment
     prior to December 31, 2001, net of income tax benefit
     of $2,585, and $2,766..................................        --    (5,955)    (5,653)
  Gain on disposal of discontinued D&E Wireless segment, net of operating losses during phase-out period and net of
     income taxes of $29,337................................    55,506        --         --
  Loss from operations of Paging business, net of income tax
     benefit of $3, $9 and $10..............................        (7)      (14)       (16)
                                                              --------   -------   --------
     Income (loss) before extraordinary item and cumulative
      effect of change in accounting principle..............    48,394    (1,943)   (10,694)
Extraordinary loss, net of income tax benefit of $1,514.....        --    (2,109)        --
Cumulative effect of change in accounting principle, net of
  income tax benefit of $267................................        --        --       (912)
                                                              --------   -------   --------
NET INCOME (LOSS)...........................................  $ 48,394   $(4,052)  $(11,606)
                                                              ========   =======   ========
  Weighted average common shares outstanding (basic and
     diluted)...............................................    12,254     7,376      7,371
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
  Income (loss) from continuing operations..................  $  (0.58)  $  0.55   $  (0.68)
  Income (loss) from discontinued operations................      4.53     (0.81)     (0.77)
  Extraordinary items.......................................        --     (0.29)        --
  Cumulative effect of accounting change....................        --        --      (0.12)
                                                              --------   -------   --------
     Net income (loss) per common share.....................  $   3.95   $ (0.55)  $  (1.57)
                                                              ========   =======   ========
  Dividends per common share................................  $   0.50   $  0.50   $   0.45
                                                              ========   =======   ========


                See notes to consolidated financial statements.

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 15,514    $    615
  Accounts receivable.......................................    19,368      10,105
  Accounts receivable -- affiliated companies...............        --       5,938
  Inventories, lower of cost or market, at average cost.....     3,475       1,781
  Prepaid expenses..........................................     7,454       3,817
  Other.....................................................     1,074         494
                                                              --------    --------
    TOTAL CURRENT ASSETS....................................    46,885      22,750
                                                              --------    --------
INVESTMENTS
  Investments in and advances to affiliated companies.......     5,142       6,431
  Investments available-for-sale............................     1,313       4,425
                                                              --------    --------
                                                                 6,455      10,856
                                                              --------    --------
PROPERTY, PLANT AND EQUIPMENT
  In service................................................   307,000     178,274
  Under construction........................................     3,456       5,034
                                                              --------    --------
                                                               310,456     183,308
  Less accumulated depreciation.............................   109,351      88,163
                                                              --------    --------
                                                               201,105      95,145
                                                              --------    --------
OTHER ASSETS
  Assets held for sale......................................     6,665          --
  Goodwill, net of accumulated amortization.................   147,488       5,126
  Intangible assets, net of accumulated amortization........   178,964       1,017
  Deferred income taxes.....................................        --         905
  Other.....................................................    14,256       7,079
                                                              --------    --------
                                                               347,373      14,127
                                                              --------    --------
  TOTAL ASSETS..............................................  $601,818    $142,878
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.............................................  $     --    $  1,757
  Long-term debt maturing within one year...................       132          52
  Accounts payable and accrued liabilities..................    20,112      16,319
  Accrued taxes.............................................    19,520         352
  Accrued interest and dividends............................     1,840         333
  Advance billings, customer deposits and other.............     8,535       3,668
                                                              --------    --------
    TOTAL CURRENT LIABILITIES...............................    50,139      22,481
                                                              --------    --------
LONG-TERM DEBT..............................................   244,966      58,124
                                                              --------    --------
OTHER LIABILITIES
  Equity in net losses of discontinued operations in excess
    of investments and advances.............................        --      10,388
  Deferred income taxes.....................................    85,516          --
  Other.....................................................    19,148       6,564
                                                              --------    --------
                                                               104,664      16,952
                                                              --------    --------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par
  value $100, cumulative, callable at par at the option of
  the Company, authorized 20,000 shares, outstanding 14,456
  shares....................................................     1,446       1,446
                                                              --------    --------
COMMITMENTS
SHAREHOLDERS' EQUITY
    Common stock, par value $.16, authorized shares
     30,000,000.............................................     2,512       1,219
    Outstanding shares: 15,413,640 at December 31, 2002 and
     7,362,226 at December 31, 2001
    Additional paid-in capital..............................   158,101      39,956
    Accumulated other comprehensive income (loss)...........    (7,071)     (2,833)
    Retained earnings.......................................    52,343      10,637
    Treasury stock at cost, 306,910 shares at December 31,
     2002 and 276,900 shares at December 31, 2001...........    (5,282)     (5,104)
                                                              --------    --------
                                                               200,603      43,875
                                                              --------    --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................  $601,818    $142,878
                                                              ========    ========


                See notes to consolidated financial statements.

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $  48,394   $ (4,052)  $(11,606)
  Add: Loss (income) from discontinued operations...........    (55,499)     5,969      5,669
     Extraordinary items....................................         --      2,109         --
     Cumulative effect of accounting change.................         --         --        912
                                                              ---------   --------   --------
  Income (loss) from continuing operations..................     (7,105)     4,026     (5,025)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating
     activities, net of effects of acquisitions of
     businesses:
     Depreciation and amortization..........................     28,690     15,289     12,108
     Bad debt expense.......................................      1,406        403        142
     Deferred income taxes..................................       (905)    (3,112)    (3,821)
     Equity in net (income) losses of affiliates............      3,429        (91)     5,528
     (Gain) loss on investments.............................      2,999     (3,036)     3,378
     Loss on retirement of property, plant and equipment....         72        166         12
  Changes in operating assets and liabilities net of effects of acquisitions of businesses:
     Accounts receivable....................................     (1,126)     1,745     (2,081)
     Inventories............................................        224        299       (599)
     Prepaid expenses.......................................        906        357      1,747
     Accounts payable and accrued liabilities...............     (3,788)      (775)     1,862
     Accrued taxes and accrued interest.....................     (5,452)      (132)        44
     Advance billings, customer deposits and other..........      4,345         (4)     1,533
     Other, net.............................................      1,466     (1,451)       (73)
                                                              ---------   --------   --------
       Net Cash Provided by Operating Activities from
        Continuing Operations...............................     25,161     13,684     14,755
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net of proceeds from sales and
     removal costs..........................................    (19,240)   (34,068)   (16,812)
  Proceeds from sale of temporary investments...............         --     34,671     54,001
  Purchase of temporary investments.........................         --    (26,002)   (50,945)
  Acquisition of businesses, net of cash acquired of $989,
     $0 and $18.............................................   (156,819)      (937)    (5,955)
  Proceeds from sale of investments.........................         --         --      2,073
  Investments in and advances to affiliates.................     (2,187)   (10,769)    (3,195)
  Investment returns and repayments from affiliates.........        667        849     15,397
                                                              ---------   --------   --------
       Net Cash Used in Investing Activities from Continuing
        Operations..........................................   (177,579)   (36,256)    (5,436)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends on common stock.................................     (6,414)    (3,433)    (3,094)
  Proceeds from long term debt financing....................    160,000     58,000         --
  Payment of debt issuance costs............................     (8,152)    (2,546)        --
  Payments on long-term debt................................    (45,022)   (25,378)    (1,005)
  Payments on notes payable for acquired businesses.........       (345)      (859)        --
  Net proceeds from (payments on) revolving lines of
     credit.................................................    (11,757)     1,757         --
  Proceeds from issuance of common stock....................        865        343        301
  Purchase of treasury stock................................       (178)    (1,082)    (1,574)
  Proceeds from sale of treasury stock......................         --        102         --
                                                              ---------   --------   --------
       Net Cash Provided By (Used in) Financing Activities
        from Continuing Operations..........................     88,997     26,904     (5,372)
                                                              ---------   --------   --------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS............    (63,421)     4,332      3,947
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
  Cash provided by operating activities of discontinued
     operations.............................................         70      1,036        800
  Cash provided by (used in) investing activities of
     discontinued operations................................     78,250     (8,280)    (2,894)
                                                              ---------   --------   --------
       Net Cash Provided By (Used in) Discontinued
        Operations..........................................     78,320     (7,244)    (2,094)
                                                              ---------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     14,899     (2,912)     1,853
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................        615      3,527      1,674
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  15,514   $    615   $  3,527
                                                              =========   ========   ========


                See notes to consolidated financial statements.

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                                  2002                2001               2000
                                                            -----------------   ----------------   -----------------
                                                            SHARES    AMOUNT    SHARES   AMOUNT    SHARES    AMOUNT
                                                            ------   --------   ------   -------   ------   --------
                                                                                 (IN THOUSANDS)
COMMON STOCK
  Balance at beginning of year............................   7,639   $  1,219   7,608    $ 1,214   7,485    $  1,194
  Common stock issued for acquisitions....................   7,877      1,260      --         --      93          15
  Common stock issued for Employee Stock Purchase,
    Long-Term Incentive and Dividend Reinvestment Plans...     163         26      31          5      30           5
  Common Stock issued for stock options exercised.........      42          7      --         --      --          --
                                                            ------   --------   -----    -------   -----    --------
  Balance at end of year..................................  15,721      2,512   7,639      1,219   7,608       1,214
                                                            ------   --------   -----    -------   -----    --------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year............................             39,956             39,374              37,026
  Common stock issued for acquisitions....................            115,668                 --               1,753
  Common stock issued for Employees Stock Purchase, Long-
    Term Incentive and Dividend Reinvestment Plans........              2,094                582                 595
  Common Stock issued for stock options exercised.........                383                 --                  --
                                                                     --------            -------            --------
  Balance at end of year..................................            158,101             39,956              39,374
                                                                     --------            -------            --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of year............................             (2,833)               467                (539)
  Unrealized gain (loss) on investments, net of tax.......             (1,903)             1,189              (1,269)
  Reclassification adjustment for realized (gain)/loss on
    investments, net of tax...............................              1,825             (1,802)              2,275
  Equity adjustment for minimum pension liability, net of
    tax...................................................             (3,426)            (2,010)                 --
  Currency translation adjustment from EuroTel............                620               (677)                 --
  Unrealized loss on interest rate swap agreements, net of
    tax...................................................             (1,354)                --                  --
                                                                     --------            -------            --------
  Balance at end of year..................................             (7,071)            (2,833)                467
                                                                     --------            -------            --------
UNEARNED ESOP COMPENSATION
  Balance at beginning of year............................                 --                 --                (153)
  Reduction of ESOP trust loan............................                 --                 --                 153
                                                                     --------            -------            --------
  Balance at end of year..................................                 --                 --                  --
                                                                     --------            -------            --------
RETAINED EARNINGS
  Balance at beginning of year............................             10,637             18,366              33,281
  Net income (loss).......................................             48,394             (4,052)            (11,606)
  Tax benefits from dividends paid to ESOP................                 --                 --                   3
  Dividends on common stock: $.50, $.50, $.45 per share...             (6,688)            (3,677)             (3,312)
                                                                     --------            -------            --------
  Balance at end of year..................................             52,343             10,637              18,366
                                                                     --------            -------            --------
TREASURY STOCK
  Balance at beginning of year............................    (277)    (5,104)   (226)    (4,059)   (146)     (2,485)
  Treasury stock acquired.................................     (30)      (178)    (56)    (1,147)    (80)     (1,574)
  Treasury stock sold.....................................      --         --       5        102      --          --
                                                            ------   --------   -----    -------   -----    --------
  Balance at end of year..................................    (307)    (5,282)   (277)    (5,104)   (226)     (4,059)
                                                            ------   --------   -----    -------   -----    --------
TOTAL SHAREHOLDERS' EQUITY................................  15,414   $200,603   7,362    $43,875   7,382    $ 55,362
                                                            ======   ========   =====    =======   =====    ========
COMPREHENSIVE INCOME (LOSS)
  Net income (loss).......................................           $ 48,394            $(4,052)           $(11,606)
  Unrealized gain/(loss) on investments, net of income
    taxes of ($1,208), $715 and ($581)....................             (1,903)             1,189              (1,269)
  Reclassification adjustment for realized (gain)/loss on
    investments, net of tax of $1,174, ($1,232) and
    $1,172................................................              1,825             (1,802)              2,275
  Equity adjustment for minimum pension liability, net of
    income taxes of ($2,343) and ($1,368).................             (3,426)            (2,010)                 --
  Currency translation adjustment from EuroTel............                620               (677)                 --
  Unrealized loss on derivative financial instruments, net
    of income taxes of ($925).............................             (1,354)                --                  --
                                                                     --------            -------            --------
  Total comprehensive income (loss).......................           $ 44,156            $(7,352)           $(10,600)
                                                                     ========            =======            ========


                See notes to consolidated financial statements.

                   D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

1.  NATURE OF BUSINESS

DESCRIPTION AND PRINCIPLES OF CONSOLIDATION


     D&E Communications, Inc. (D&E) provides integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. On May 24, 2002, D&E completed the acquisition of Conestoga Enterprises, Inc. (Conestoga) (see Note 4). D&E's consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company; D&E Systems; D&E Networks, Inc.; D&E Wireless, Inc. and D&E Investments, Inc. for all periods presented. The consolidated financial statements also include the accounts of Conestoga Telephone and Telegraph Company; Buffalo Valley Telephone Company; Inc.; CEI Networks, Inc.; Infocore, Inc.; Conestoga Wireless Company; Conestoga Mobile Systems, Inc.; and Conestoga Investment Corporation from May 24, 2002 to December 31, 2002. All significant intercompany balances and transactions are eliminated in consolidation.



     D&E's business segments are as follows: incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), internet services, systems integration, Conestoga Wireless, and corporate and other. The RLEC provides local and long distance telephone services in a franchised territory, including custom calling features, directory advertising and billing and collection services. The CLEC provides telecommunication services in markets near those served by the RLEC. Internet services include internet access and web-hosting services. Systems integration provides computer networking services and programming and the sale and installation of communications equipment to business customers. Conestoga Wireless services include the wireless telephony services of Conestoga Wireless Company since date of acquisition. Corporate and other includes D&E's cable television operations in State College, PA and D&E's share of the earnings or losses of investments accounted for on the equity method and corporate eliminations between the other segments.


     D&E has a one-third interest in EuroTel, L.L.C. (EuroTel), a domestic corporate joint venture, that holds an investment in Pilicka Telefonia Sp. z o.o. (Pilicka), a telecommunications company located in Poland. D&E also owns a direct investment in Pilicka (see Note 7). D&E accounts for its investments in EuroTel and Pilicka using the equity method of accounting. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of operations.

     Until the sale on April 1, 2002, D&E owned a 50% interest in D&E/Omnipoint Wireless Joint Venture, L.P., doing business as PCS ONE, a partnership that provided Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications, which was accounted for on the equity method. D&E's interest in PCS ONE and related contract services provided to PCS ONE that were discontinued subsequent to sale are reported as discontinued operations.

REGULATORY ENVIRONMENT AND COMPETITION

     D&E's RLEC and CLEC operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). The passage of the Telecommunications Act of 1996 (TA-96) provided comprehensive changes to federal and state regulations that govern telecommunications. In January 2003, the PUC did not extend the limited suspension that exempted Pennsylvania RLECs from certain interconnection provisions of TA-96. Consequently, competitors now will be allowed to seek removal of D&E's rural exemption from the more burdensome interconnection obligations for the purposes of entering D&E's territory and using its services and facilities through interconnection agreements to provide competitive services.

     D&E files its own tariff rates with the PUC for such services as dial tone and custom calling features. D&E joined in a petition to the PUC in July 1998 for an alternative form of regulation with a network modernization plan commonly known as Chapter 30. On July 31, 2001, the PUC approved D&E's Chapter 30 plan and a new ratemaking process that adjusts prices using the Gross Domestic Product Price Index with a productivity offset, instead of a rate base/rate of return methodology. Upon the adoption of the Chapter 30 plan, D&E was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and, therefore, D&E removed certain regulatory tax liabilities from its accounts pursuant to SFAS 101, "Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB No. 71". As a result, the elimination of regulatory tax liabilities resulted in a one-time cumulative income effect for income taxes of $107 in 2001, which is recorded as an extraordinary item in accordance with SFAS 101.

     D&E expects to experience an increasing amount of both competitive pressures and opportunities in its markets. No estimate can be made of the financial impacts of these changes.

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

RECENT ACCOUNTING PRONOUNCEMENTS


     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material adverse effect on D&E's results of operations, financial position or cash flows.



     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material affect on D&E's results of operations, financial position or cash flows, however D&E will reclassify an extraordinary loss on the extinguishment of debt in 2001 to other expense.


     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E is required to adopt SFAS No. 143 effective January 1, 2003 and will record an after-tax benefit of approximately $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. Further, D&E believes that the adoption of this pronouncement will not have a material effect on its ongoing financial position or results of operations.



     In 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". We will apply the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. This interpretation requires that at the time a Company issues a guarantee, the company must recognize a liability for the fair value of that obligation under the guarantee. We are in the process of evaluating the provisions under this Interpretation and we do not expect the adoption of these provisions will have a significant impact on our financial condition, liquidity, or results of operations.


     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. D&E does not have any ownership in variable interest entities.

     In January 2003, the Emerging Issues Task Force issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables" (EITF 00-21"). EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. D&E is currently evaluating the impact this statement will have on its financial position or results of operations.

REVENUE RECOGNITION

     Revenues for all business segments are generally recognized when services are rendered or products are delivered to customers. D&E's RLEC and CLEC pricing is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from D&E's RLEC and CLEC operations. D&E monitors these proceedings closely and makes adjustments to revenue accordingly. Certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs up to the amount of fees are deferred and recognized over the expected term of the customer relationship, which is deemed to be 3 to 8.5 years. Any direct costs in excess of fees deferred are expensed immediately. In 2000, D&E adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance on recognition of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct expenses.

Adoption resulted in a cumulative effect of deferred net revenues of $391, net of income taxes of $267. Similarly, D&E's share of EuroTel's deferred net revenue included in the cumulative change was $521.

     The RLEC business segment receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that the Company receives from the settlement pools differ from the estimated amounts recorded, the Company records the change as a current adjustment to earnings. Historically, the Company has not experienced significant adjustments to revenues as a result of participation in the pools.

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

INVESTMENTS AVAILABLE-FOR-SALE

     All marketable equity securities are classified as investments available-for-sale. Marketable securities available-for-sale are recorded at fair market value, based on market quotes from national exchanges. Any unrealized holding gains or losses, net of deferred taxes, are reported as a separate component of shareholders' equity. Any realized gains or losses, including other than temporary impairment losses, are included in the statement of operations.

PREPAID DIRECTORY

     Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. Prepaid costs at December 31, 2002 and 2001 were $4,768 and $226, respectively. Deferred directory revenues at December 31, 2002 and 2001 were $4,884 and $233, respectively.

PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment is stated at cost and depreciated using a composite group remaining life method and straight-line composite rates for the regulated telephone property of the RLEC and CLEC segments and the straight-line method of depreciation for other depreciable property. The estimated useful lives are 24 to 40 years for buildings, 5 to 27 years for digital switching equipment, 11 to 48 years for outside plant facilities and 3 to 26 years for other equipment.


     Depreciation expense as a percentage of average depreciable plant in service amounted to 10.4% in 2002, 8.4% in 2001 and 8.1% in 2000. The costs of maintenance and repairs are charged to operating expense.


     When depreciable regulated telephone property is retired, the original cost of the asset, net of salvage, is charged to accumulated depreciation. Any gains or losses on disposition are amortized over the useful lives of the remaining regulated telephone property rather than recognizing such gain or loss in the period of retirement. When other depreciable property is retired, the gain or loss is recognized in the statement of operations.

CAPITALIZED INTEREST

     The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Capitalized interest on regulated telephone construction projects prior to January 2001 was recorded as Allowance for Funds Used During Construction, a noncash element of other income. Interest costs capitalized on assets were $110 for 2002, $509 for 2001 and $265 for 2000.

INTANGIBLE ASSETS


     Intangible assets represent the estimated value of franchises, acquired customer bases, trademarks and non-compete agreements at the dates of acquisitions. Franchise intangible assets are determined to have indefinite lives. Finite-lived intangible assets are amortized over their estimated useful lives: 10 to 15 years for customer bases, 3 years for trademarks and 5 years for non-compete agreements.


IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, including finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED INTANGIBLES


     Upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. As of January 1, 2002, the results of the first step indicated no potential impairment of D&E's goodwill. The Company completed its annual impairment review and determined that no impairment charge was required. D&E continually evaluates whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, D&E estimates the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors.

     The elimination of goodwill amortization would have reduced the net loss. Pro forma net loss and loss per share information are shown as if the provisions of SFAS No. 142 were in effect for the years ended 2001 and 2000.



                                                          2002      2001       2000
                                                         -------   -------   --------
Years ended December 31:
  Income (loss) before extraordinary items and
     cumulative effect of accounting change............  $48,394   $(1,943)  $(10,694)
  Extraordinary item...................................       --    (2,109)        --
  Cumulative effect of accounting change...............       --        --       (912)
                                                         -------   -------   --------
  Reported net income (loss)...........................   48,394    (4,052)   (11,606)
  Add: goodwill amortization...........................       --     1,436        825
                                                         -------   -------   --------
  Adjusted net income (loss)...........................  $48,394   $(2,616)  $(10,781)
                                                         =======   =======   ========
Basic and diluted earnings per share:
  Income (loss) before extraordinary items.............  $  3.95   $ (0.26)  $  (1.45)
  Extraordinary item...................................       --     (0.29)        --
  Cumulative effect of accounting change...............       --        --      (0.12)
                                                         -------   -------   --------
  Reported net income (loss) per common share..........     3.95     (0.55)     (1.57)
  Add: goodwill amortization...........................       --      0.20       0.11
                                                         -------   -------   --------
  Adjusted net income (loss) per common share..........  $  3.95   $ (0.35)  $  (1.46)
                                                         =======   =======   ========


INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES


     Investments in and advances to unconsolidated affiliates consist of the Company's investments and loans to EuroTel and Pilicka. The investments are accounted for under the equity method of accounting. The Company periodically evaluates whether there have been declines in value in these investments, and if so, whether these declines are considered temporary or other-than-temporary. Other-than-temporary declines would be recognized as realized losses in earnings. Evidence of a loss in value includes, but is not limited to, the Company's inability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The fair value of an investment that is less than its book value may indicate a loss in value of the investment. The Company's evaluations are based on many factors, including the duration and extent to which the fair value is less than carrying amount; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and the Company's intent and ability to hold the investment, including strategic factors.


ADVERTISING

     D&E expenses advertising costs as incurred. Advertising expense was $1,664 for 2002, $1,497 for 2001 and $1,255 for 2000.

INCOME TAXES

     D&E files a consolidated federal income tax return. D&E has two categories of income taxes: current and deferred. Current taxes are those amounts D&E expects to pay when it files its tax returns. Since D&E must report some of our revenues and expenses differently for its financial statements than it does for income tax purposes, it records the tax effects of those differences as deferred tax assets and liabilities in its consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's derivative financial instruments are comprised of interest rate swap agreements that the Company utilizes to manage changes in interest rate payments on its variable rate debt obligations. These derivative financial instruments, which qualify as cash flow hedges, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in Accumulated Other Comprehensive Income and reclassified into interest expense as the underlying hedged variable rate interest payments are reflected in interest expense. The ineffective portion of the gain or loss on a derivative, if any, is recognized into earnings within other income or expense. No hedge ineffectiveness for existing derivative instruments has been recorded.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is calculated by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share is similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding for dilutive potential common shares. D&E has potential common shares as a result of outstanding stock option grants to purchase our common stock, outstanding since the acquisition of Conestoga. However, including potential common shares in the denominator of a diluted per-share computation for continuing operations always will result in an antidilutive per-share amount when D&E has a loss from continuing operations. Although including those potential common shares in the other diluted per-share computations may be dilutive to their comparable basic per-share amounts, no potential common shares are included in the computation of any diluted per-share amount when a loss from continuing operations exists, even if D&E reports net income. D&E has had losses from continuing operations for all periods where the common stock options were outstanding and, as such, diluted earnings per share is equivalent to basic earnings per share, and the 328,432 common stock options outstanding are excluded from the calculation of diluted earnings per share.

STOCK COMPENSATION

     The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25 and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.


                                                             YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2002       2001         2000
                                                         --------   ---------   ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNTS)
Net income (loss), as reported.........................  $48,394    $ (4,052)   $ (11,606)
  Add: stock based employee compensation included in
     reported net income (loss), net of related tax....       --          --           --
  Deduct: total stock-based employee compensation
     expense determined under fair value-based method,
     net of related tax................................      (50)         --           --
                                                         -------    --------    ---------
Pro forma net income (loss)............................  $48,344    $ (4,052)   $ (11,606)
                                                         =======    ========    =========
Basic and diluted income (loss) per share:
  As reported..........................................  $  3.95    $  (0.55)   $   (1.57)
  Pro forma............................................  $  3.95    $  (0.55)   $   (1.57)


     The fair value of option grants of $4.46 and $6.20 in the year ended December 31, 2002 and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following weighted average assumptions:

                                                                2002
                                                               -------
Dividend yield..............................................      2.55%
Expected life...............................................   5 years
Expected volatility.........................................     60.30%
Risk-free interest rate.....................................      4.47%


COMPREHENSIVE INCOME (LOSS)



     Comprehensive income (loss) consists of net income or loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Other gains and losses excluded from net income in D&E's financial statements include unrealized gains or losses on investments, an equity adjustment for a minimum pension liability, changes in the fair value of derivative financial instruments and the Company's share of currency translation adjustments from EuroTel.


FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS


     The functional currency for PenneCom B.V. and Pilicka, EuroTel's foreign operations, is the local currency. For the foreign operations, EuroTel translates assets and liabilities at end-of-period exchange rates. EuroTel records these translation adjustments in cumulative other comprehensive income
(loss), a separate component of equity in the consolidated balance sheet. For revenues, expenses, gains and losses, the weighted average exchange rate for the period is used to translate those elements. Foreign currency transaction gains and losses related to the foreign operations are reported in earnings. D&E records its share of foreign currency transaction gains and losses as part of its equity in net income or losses of affiliates. In addition, D&E has recorded its share of currency translation adjustments in accumulated other comprehensive income (loss).

RECLASSIFICATIONS

     For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

3.  CASH FLOW INFORMATION

     Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
Interest expense...........................................  $9,932   $1,876   $1,698
Income taxes...............................................   1,430      994    2,361


     D&E recorded noncash transactions in connection with its investing and financing activities. At December 31, 2002, accounts payable included capital expenditures of $440. During 2002, D&E issued common stock of $274 for dividends reinvested, $114,763 for the acquisition of Conestoga Enterprises, Inc (see Note
4) and $1,348 under the 1999 Long-Term Incentive Plan. D&E also received $2,014 of equipment as part of the proceeds from the sale of PCS ONE. During 2002, D&E also recognized a non-cash realized loss on investments of $2,999 due to the other than temporary decline in the value of available for sale investments.



     At December 31, 2001, accounts payable included capital expenditures of $2,517 and advances to PCS ONE of $1,499. During 2001, D&E issued common stock of $244 for dividends reinvested and exchanged $2,800 of accounts receivable from PCS ONE to an investment in PCS ONE. Also during 2001, D&E recognized a non-cash realized gain on investments of $3,036 as a result of the exchange of shares of an available-for-sale investment.


     At December 31, 2000, accounts payable included capital expenditures of $3,580 and advances to PCS ONE of $1,807. During 2000, D&E issued common stock for the following: $1,768 for business acquisitions, $80 for incentive compensation and $217 for dividends reinvested. D&E also recorded long-term notes payable in 2000 of $1,572 in connection with business acquisitions (see
Note 4).

4.  ACQUISITIONS

CONESTOGA ENTERPRISES, INC.

     On May 24, 2002, D&E completed the acquisition of Conestoga Enterprises, Inc., a neighboring rural local telephone company providing integrated communications services in markets throughout the eastern half of Pennsylvania. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp., a wholly owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002.

     As of December 31, 2002, the purchase price allocation has been determined by D&E based on reports of independent appraisers. The allocation includes recognition of adjustments to tangible assets and liabilities to state them at their fair values, and recognition of additional identifiable intangible assets at their fair values. The purchase-price allocation for the Conestoga acquisition follows:

Consideration paid:
  Cash consideration to Conestoga stockholders..............   $149,422
  Transaction costs ($937 paid in 2001 and $5,781 paid in
     2002)..................................................      6,718
  D&E stock to Conestoga stockholders (7,876,655 shares) at
     $14.57 per share based on 3-day average market price
     per share prior to close of the merger on May 24,
     2002...................................................    114,763
  Fair value of Conestoga stock options.....................      2,165
                                                               --------
          Purchase price....................................   $273,068
                                                               ========

Assets acquired:
  Cash......................................................   $    989
  Accounts receivable.......................................      9,542
  Inventories...............................................      1,918
  Prepaid expenses..........................................     14,596
  Other current assets......................................        103
  Property, plant and equipment.............................    111,788
  Other non-current assets..................................      1,601
  Net assets of wireless and paging operations, held for
     sale...................................................      6,665
  Customer base (10-15 year life)...........................     75,700
  Franchise (indefinite life)...............................    104,800
  Trademarks (3 year life)..................................      1,200
  Goodwill..................................................    142,362
                                                               --------
          Total assets acquired.............................    471,264
                                                               --------
Liabilities assumed:
  Long-term debt and lines of credit........................     79,178
  Accounts payable and accrued liabilities..................      8,542
  Accrued transactions costs ($2,605 paid through December
     31, 2002)..............................................      2,605
  Accrued taxes.............................................     10,298
  Advance billings, customer deposits and other.............      1,208
  Deferred income taxes.....................................     86,172
  Other.....................................................      7,427
  Capital lease obligations.................................      2,766
                                                               --------
          Total liabilities assumed.........................    198,196
                                                               --------
Net assets acquired.........................................   $273,068
                                                               ========

     The statement of operations for the year ended December 31, 2002 includes $973 of costs related to the merger including $839 of costs related to an abandoned debt offering contemplated to finance the acquisition, as well as $134 of severance costs for terminating approximately 50 D&E employees as a result of the merger.

     The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Conestoga acquisition had occurred as of the beginning of each of the periods presented. The following unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor of the results that the Company may experience in the future.

                                                                2002       2001
                                                              --------   --------
Years ended December 31:
  Proforma operating revenues...............................  $175,117   $168,165
  Proforma income (loss) before extraordinary items.........    48,545    (10,416)
  Proforma net income (loss)................................    48,545    (12,525)
  Proforma income (loss) per share..........................      3.20      (0.84)

SYSTEMS INTEGRATION BUSINESSES


     On April 28, 2000, D&E acquired substantially all of the assets and liabilities of CompuSpirit, Inc. a computer network service provider. On August 1, 2000, D&E acquired all of the outstanding shares of Alternate Solutions, Inc., a computer network service provider. The acquisitions were financed by payments of $5,973 cash, 93,388 shares of D&E common stock valued at $1,768 and future payments to sellers of $1,800 with a net present value of $1,572. Payments of $400 and $1,000 were made in 2002 and 2001 respectively, and an annual payment of $400 is due in 2003. The transactions were accounted for under the purchase method of accounting. Neither of the individual company's results of operations nor their combined results of operations prior to the acquisitions would have made a material change in D&E's earnings if such results had been included from the beginning of the year. Goodwill and non-compete agreements of $8,649 were recorded.


5.  SALE OF CONESTOGA WIRELESS ASSETS

     In connection with the acquisition of Conestoga (see Note 4), the Company had committed to a plan to sell the assets of Conestoga's wireless segment. As such, these assets are reported as held for sale in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets are not depreciated while they are held for sale.


     On November 12, 2002, D&E entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC ("Keystone"), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers, Florida-based company that owns and manages wireless communications systems throughout the United States. The sale was completed on January 14, 2003. Upon completion of the sale, and subject to certain purchase price adjustments to be determined after closing, D&E received $10,000 in cash and a $10,000 face value secured promissory note issued by Keystone. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest at the 60 day LIBOR rate plus 5% and is receivable beginning on December 31, 2003 and on the last day of each quarter thereafter. As this note receivable is from a highly leveraged entity and the business sold has not generated positive cash flows, D&E will record value to the note when cash recoveries are received. The note carries certain rights where we can convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period begins on December 31, 2004 and ends May 1, 2005.



     The results of operations of the Conestoga wireless segment held for sale are not reported in discontinued operations because D&E will have continuing involvement after the sale as a result of D&E's continued guarantees on cell site leases and D&E's responsibilities under build-to-suit agreements which are more fully described in Note 14. No gain or loss was recorded as a result of the sale, however a loss of $675 related to D&E's estimated commitments in the build-to-suit agreement has been recorded in communication services expenses. The fair value of the Conestoga wireless segment of $6,450 included in the final purchase price allocation was determined as follows:


Cash........................................................   $10,000
Less: costs to sell.........................................      (350)
Fair value of lease guarantees (See Note 14)................    (3,200)
                                                               -------
Total.......................................................   $ 6,450
                                                               =======

     The carrying amounts of the major classes of assets included as part of the Conestoga wireless business sold are as follows:

                                                               DECEMBER 31, 2002
                                                               -----------------
Inventories.................................................        $   166
Property and equipment......................................          9,084
PCS licenses................................................            400
                                                                    -------
     Total assets sold......................................          9,650
                                                                    -------
  Less: Fair value of lease guarantee remaining with D&E....         (3,200)
                                                                    -------
     Net assets sold........................................        $ 6,450
                                                                    =======

6.  DISCONTINUED OPERATIONS

D&E WIRELESS

     D&E's fifty percent partnership interest in PCS ONE and the related contract services D&E provided to PCS ONE constituted a separate segment of D&E's business. On October 17, 2001, D&E entered into a definitive agreement to sell its interest in PCS ONE to VoiceStream Wireless Corporation for $117,000 less working capital and long-term debt adjustments.

     The assets and liabilities and results of operations of D&E Wireless are reported as discontinued operations in accordance with APB Opinion No. 30 with a measurement date of December 31, 2001. The only assets or liabilities held for sale were the equity in net losses of PCS ONE, which were classified as equity in net losses of discontinued D&E Wireless operations in excess of investments and advances in the balance sheet at December 31, 2001.

     Losses from discontinued operations prior to December 31, 2001 have been reclassified for one-line presentation in the statements of operations. In accordance with EITF 85-36, beginning January 1, 2002, through disposal date (the phase-out period), losses from PCS ONE were deferred because it was reasonably assured that the ultimate disposition of this business would result in the recognition of a gain.

     On April 1, 2002, D&E consummated the sale of PCS ONE. The related contract services D&E provided to PCS ONE were terminated subsequent to the sale, after a six-month post closing period.

     Upon completion of the sale, D&E received $74,168 in cash, subject to post closing adjustments as set forth in the sale agreement. These adjustments were finalized in the third quarter of 2002 and resulted in additional cash proceeds of $2,294, which were collected in October 2002. In addition, we received equipment with a fair value of approximately $2,014. Selling and other estimated costs were approximately $3,836 and the gain on sale was $84,738 after eliminating the $10,098 liability for the equity in net losses of discontinued D&E Wireless operations in excess of investments and advances. The associated income taxes were $29,301 resulting in an after tax gain of $55,437. The proceeds from the sale of PCS ONE were used to help finance the acquisition of Conestoga Enterprises, Inc. (see Note 4).

     Summarized financial information for the discontinued operations of D&E Wireless Services is as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Years ended December 31:
  Revenue...............................................  $ 4,760   $11,669   $ 8,863
  Expenses..............................................    4,334    10,388     8,238
                                                          -------   -------   -------
  Operating income......................................      426     1,281       625
  Equity in net loss of affiliate.......................   (1,605)   (9,914)   (9,214)
  Phase-out losses deferred until sale..................    1,284        --        --
  Gain on sale of PCS ONE...............................   84,738        --        --
  Other income..........................................       --        93       170
                                                          -------   -------   -------
  Income (loss) from D&E Wireless operations before
     taxes..............................................   84,843    (8,540)   (8,419)
  Income taxes..........................................   29,337    (2,585)   (2,766)
                                                          -------   -------   -------
  Income (loss) from D&E Wireless operations, net of
     taxes..............................................  $55,506   $(5,955)  $(5,653)
                                                          =======   =======   =======

     Summarized financial information for PCS ONE for the period from January 1, 2002 through April 1, 2002 (date of sale) and for the years ended December 31, 2001 and 2000 is presented as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Net sales...............................................  $12,312   $43,357   $30,947
Net loss................................................   (3,211)  (19,777)  (18,475)
At December 31:
  Current assets........................................            $ 8,020
  Noncurrent assets.....................................             58,487
  Current liabilities...................................             10,065
  Noncurrent liabilities................................             84,214
  Partners' capital (deficit)...........................            (27,772)

     A summary of changes for our investment in and advances to PCS ONE is as follows:

                                                          2002       2001      2000
                                                        --------   --------   -------
Investment in PCS ONE:
  Beginning balance (deficit).........................  $(13,277)  $ (9,863)  $(1,699)
  Equity in earnings (losses).........................    (1,605)    (9,914)   (9,214)
  Investments.........................................     3,500      6,500     1,050
  Phase-out losses deferred until sale................     1,284         --        --
  Sale of investment in PCS ONE.......................    10,098         --        --
                                                        --------   --------   -------
  Ending balance (deficit)............................        --    (13,277)   (9,863)
                                                        --------   --------   -------
Advances to PCS ONE and sale costs:
  Beginning balance...................................     2,889      1,331       550
  Advances............................................       325      1,248       781
  Repayments..........................................    (2,904)        --        --
  Selling costs deferred until gain recognized........     3,526        310        --
  Sale of investment in PCS ONE.......................    (3,836)        --        --
                                                        --------   --------   -------
  Ending balance......................................        --      2,889     1,331
                                                        --------   --------   -------
Equity in net losses of discontinued operations in
  excess of investments and advances..................  $     --   $(10,388)  $(8,532)
                                                        ========   ========   =======

     D&E provided support services to PCS ONE. The accounts receivable from PCS ONE at December 31, 2001 for working capital provided and support services totaled $5,938. This amount is reported on the balance sheets as accounts receivable-affiliated companies. In addition, D&E provided management services to PCS ONE. The amount owed to D&E for management services at December 31, 2001 was $2,578. This amount is included in equity in net losses of discontinued operations in excess of investments and advances. All amounts owed to us for support and management services to PCS ONE were paid in full in 2002.

PAGING SERVICES


     During the third quarter of 2002, D&E committed to a plan to sell the assets of Conestoga Mobile Systems' ($205) and D&E's paging operations ($10). As such, the assets are reported as held for sale and the results of operations are reported in discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets are not depreciated while they are held for sale. In January 2003, we entered into an agreement to sell our paging operations' assets for $215. D&E expects that the transaction will close in the second quarter of 2003. No liabilities are expected to be included as part of the sale.


     The carrying amounts of the major classes of assets included as part of the paging operations to be sold are as follows:

                                                                DECEMBER 31, 2002
                                                               --------------------
Inventories.................................................           $ 47
Property and equipment......................................            168
                                                                       ----
Total.......................................................           $215
                                                                       ====

     Summarized income statement information for the discontinued operations of the paging services, including Conestoga Mobile Systems' operations post D&E's acquisition on May 24, 2002 were as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
Years ended December 31:
     Revenue................................................  $468   $103   $147
     Expenses...............................................   478    126    173
                                                              ----   ----   ----
     Operating loss.........................................   (10)   (23)   (26)
     Income taxes...........................................     3      9     10
                                                              ----   ----   ----
     Loss from paging operations, net of taxes..............  $ (7)  $(14)  $(16)
                                                              ====   ====   ====

7.  INVESTMENTS IN AFFILIATED COMPANIES


     D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, and holds a 27.85% investment in Pilicka, a telecommunications company located in Poland. D&E also owns a 28.88% direct investment in Pilicka. D&E accounts for both its investment in EuroTel and its investment in Pilicka using the equity method of accounting.



     Until January 1, 2002, PenneCom held a 100% interest in Pilicka. As of December 31, 2001, PenneCom was indebted to EuroTel for $10,656 and to the investors in EuroTel for $36,751 (including $14,623 to D&E). PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness to EuroTel and the EuroTel investors by transferring PenneCom's entire equity interests in Pilicka to EuroTel and the investors. PenneCom satisfied $3,384 of its indebtedness to EuroTel by transferring 22.56% of the capital stock of Pilicka to EuroTel, satisfied $4,650 of its indebtedness to D&E by transferring 31.00% of the capital stock of Pilicka to D&E, and satisfied $6,966 of indebtedness to the other EuroTel investors by transferring 46.44% of the capital stock of Pilicka to the other EuroTel investors. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. These transactions were effective as of January 1, 2002. In February 2002, the EuroTel investors contributed additional funds to EuroTel, which invested those funds in Pilicka. Concurrent with the investments, the ownership of Pilicka was restructured such that EuroTel now owns 27.85%, D&E owns 28.88% and the other EuroTel investors own 43.27%. D&E continues to own a one-third interest in EuroTel. As a result of these transactions, D&E now have a 28.88% direct ownership in Pilicka and an indirect 9.28% ownership in Pilicka, through its continuing one-third interest in EuroTel.



     In April 1999, PenneCom had entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. In 2001, an award of approximately $40,000 plus interest at 10% per annum from August 1999 and reimbursement of arbitration costs was granted in favor of PenneCom. PenneCom used a portion of the proceeds to reduce outstanding loans with a domestic bank. D&E's share of the gain on the award settlement is included in the equity in net income or losses of affiliates in the consolidated statements of operations. In July 2002, EuroTel initiated a legal action against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. Management of EuroTel believes that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

     During 2001, EuroTel also recorded a $31,517 charge for an impairment to EuroTel's investment in Pilicka. D&E's share of the impairment charge is included in the equity in net income or losses of affiliates in the consolidated statements of operations.

     The equity investment in EuroTel is subject to the risks of foreign currency transactions, which are included in the results of PenneCom and Pilicka.

     Summarized financial information for EuroTel is presented as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Years ended December 31:
  Net sales..........................................  $     --   $  8,065   $  4,930
  Equity in loss of affiliate........................      (967)        --         --
  Gain (loss) on foreign currency transactions.......        --        313         60
  Income before accounting change....................    (5,719)       907    (16,821)
  Cumulative effect for change in accounting.........        --         --     (1,564)
  Net income (loss)..................................    (5,719)       907    (18,385)
At December 31:
  Current assets.....................................  $    165   $  3,339
  Noncurrent assets..................................     3,345     15,026
  Current liabilities................................    29,602     41,191
  Noncurrent liabilities.............................        --      1,751
  Currency translation adjustments...................      (174)    (2,033)
  Members' equity (deficit)..........................   (26,092)   (24,577)

     In 2001 and 2000, EuroTel consolidated the financial information of Pilicka. As of January 1, 2002, EuroTel and D&E account for their investments in Pilicka under the equity method of accounting.

     Summarized financial information for Pilicka is presented as follows:

                                                                2002
                                                               -------
Year ended December 31:
  Net sales.................................................   $ 9,482
  Net loss..................................................    (3,540)
At December 31:
  Current assets............................................   $ 2,399
  Noncurrent assets.........................................    43,956
  Current liabilities.......................................     3,153
  Noncurrent liabilities....................................     1,043
  Shareholders' equity......................................    42,159

     A summary of changes for the investments in and advances to EuroTel, Pilicka and affiliates follows:


                                                          2002      2001       2000
                                                         -------   -------   --------
Investment in EuroTel:
  Beginning balance (deficit)..........................  $(8,192)  $(7,606)  $ 10,353
  Equity in earnings (losses)..........................   (1,907)       91     (5,528)
  Equity in currency translation adjustments...........      620      (677)        --
  Equity in cumulative effect of accounting change.....       --        --       (512)
  Investments..........................................      782        --        700
  Distributions........................................       --        --    (12,619)
                                                         -------   -------   --------
  Ending balance (deficit).............................   (8,697)   (8,192)    (7,606)
                                                         -------   -------   --------
Advances to EuroTel and affiliates:
  Beginning balance....................................   14,623     4,703      4,986
  Advances.............................................    1,405    10,769      2,495
  Repayments...........................................     (667)     (849)    (2,778)
  Exchange of advance for Pilicka equity investment....   (4,650)       --         --
                                                         -------   -------   --------
  Ending balance.......................................   10,711    14,623      4,703
                                                         -------   -------   --------
Investment in Pilicka:
  Beginning balance....................................  $    --
  Exchange of EuroTel advance for equity investment....    4,650
  Equity in earnings (losses)..........................   (1,055)
  Investments amortization.............................     (467)
                                                         -------
  Ending balance (deficit).............................    3,128
                                                         -------
Investments in and advances to affiliate (Equity in net
  losses in excess of investments and advances)........  $ 5,142   $ 6,431   $ (2,903)
                                                         =======   =======   ========


     In addition to loans, D&E provides support services to EuroTel and its affiliates. Amounts owed to D&E for services performed for EuroTel, PenneCom and Pilicka at December 31, 2002 and 2001 were $4,942 and $4,899, respectively. These amounts are included in advances to EuroTel and affiliates above.


8.  INVESTMENTS AVAILABLE-FOR-SALE



     The following is a summary of our investments in marketable equity securities:



                                                               2002     2001
                                                              ------   ------
At December 31:
Cost Basis..................................................  $1,680   $4,679
Unrealized gains/(losses)...................................    (367)    (254)
                                                              ------   ------
Fair Value..................................................  $1,313   $4,425
                                                              ======   ======



     During the second quarter of 2002, D&E determined that the decline in value of some of its investments available-for-sale was other than temporary and recorded a realized loss of $2,999. In December 2001, D&E exchanged its investment in Illuminet Holdings, Inc. for an investment in VeriSign, Inc. The exchange generated a gain of $3,036.

9.  PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment is summarized as follows at December 31:

                                                                2002        2001
                                                              ---------   --------
Land and buildings..........................................  $  50,889   $ 43,382
Digital switching equipment.................................    103,091     58,873
Outside plant facilities....................................    115,814     48,851
Other equipment.............................................     37,206     27,168
Plant under construction....................................      3,456      5,034
                                                              ---------   --------
  Total property, plant and equipment.......................    310,456    183,308
Less accumulated depreciation...............................   (109,351)   (88,163)
                                                              ---------   --------
Property, plant and equipment, net..........................  $ 201,105   $ 95,145
                                                              =========   ========

10.  INTANGIBLE ASSETS


     Intangible assets and related accumulated amortization recorded on the Company's balance sheets are as follows:


                                                                2002      2001
                                                              --------   ------
Indefinite-lived intangibles:
  Franchises................................................  $104,800   $   --
Finite-lived intangibles
  Customer relationships:
     Gross carrying amount..................................    75,700       --
     Accumulated amortization...............................    (3,217)      --
  Trademarks and trade names:
     Gross carrying amount..................................     1,200       --
     Accumulated amortization...............................      (233)      --
  Non-compete agreements:
     Gross carrying amount..................................     1,424    1,450
     Accumulated amortization...............................      (710)    (433)
                                                              --------   ------
Net intangible assets.......................................  $178,964   $1,017
                                                              ========   ======

     Amortization expense related to intangible assets was $3,727, $290 and $143 for the years ended December 31, 2002, 2001 and 2000. Estimated amortization expense for the succeeding five years is as follows:

YEAR                                                           AMOUNT
----                                                           ------
2003........................................................   $6,198
2004........................................................    6,198
2005........................................................    5,824
2006........................................................    5,513
2007........................................................    5,513

11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are summarized as follows at December 31:


                                                               2002      2001
                                                              -------   -------
Trade payables..............................................  $ 6,842     9,459
Accrued compensation........................................    2,114     2,151
Accrued pension.............................................    2,122     1,520
Other.......................................................    9,034     3,189
                                                              -------   -------
Total accounts payable and accrued liabilities..............  $20,112   $16,319
                                                              =======   =======


12.  LONG-TERM DEBT


     On November 1, 2001, D&E completed a long-term financing agreement with a syndicate of financial institutions for a $50,000 8.5-year senior reducing revolving credit facility and a $50,000 10-year senior term note. On May 24, 2002 in connection with the Conestoga acquisition (see Note 4), the financing agreement was amended to provide for an increase in the revolving credit facility from $50,000 to $75,000 and an additional $125,000 8.5-year senior term note. The additional indebtedness was used to finance a portion of the Conestoga acquisition and to repay certain existing indebtedness and related fees. D&E also assumed certain existing long-term indebtedness of Conestoga of $81,944, including $2,766 of capital lease obligations.


     Long-term debt at December 31 consisted of the following:

                                                 INTEREST
                                                   RATE     MATURITY     2002      2001
                                                 --------   --------   --------   -------
Senior Secured Revolving Credit Facility.......   5.74%       2009     $ 32,250   $ 8,000
Senior Secured Term Loan B.....................   6.06%       2010      125,000        --
Senior Secured Term Loan A.....................   6.44%       2011       50,000    50,000
Secured Term Loan..............................   9.34%       2014       20,000        --
Secured Term Loan..............................   9.36%       2014       15,000        --
Capital lease obligations......................                           2,848       176
                                                                       --------   -------
                                                                        245,098    58,176
Less current maturities.............................................        132        52
                                                                       --------   -------
Total long-term debt................................................   $244,966   $58,124
                                                                       ========   =======

     The Senior Secured Revolving Credit Facility ("Credit Facility") is a $75,000 8.5-year senior secured reducing revolving credit facility. The Credit Facility requires interest only payments for two years initially with increasing quarterly principal reductions of the amount available to borrow beginning in the third quarter of 2004 and continuing through the fourth quarter of 2009. Interest is payable at a base rate or at one, two, three or six month LIBOR rates plus an applicable margin based on our leverage ratio. At December 31, 2002 the average interest rate was 5.74%. The Credit Facility also requires a quarterly commitment fee on the unused portion.

     The Senior Secured Term Loan B ("Term Loan B") is a $125,000 8.5-year term note. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. At December 31, 2002 the average interest rate was 6.06%. Term Loan B requires interest only payments for two years initially with increasing quarterly principal payments beginning in the third quarter of 2004 and continuing through the fourth quarter of 2010.


     The Senior Secured Term Loan A ("Term Loan A") is a $50,000 10-year term note. Term Loan A bears interest at a base rate or at either the U.S. prime rate plus 2.00% to 3.125% or at LIBOR plus 2.625% to 4.125%, depending on our leverage ratio. At December 31, 2002 the average interest rate was 6.44%. The Term Loan A requires interest only payments for three years initially with increasing quarterly principal payments beginning in the third quarter of 2004 and continuing through the second quarter of 2011.



     The 9.34% Secured Term Loan in the amount of $20,000 was assumed as a result of the Conestoga acquisition (see Note 4) and has been recorded at its book value, which approximates fair value. The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 beginning in 2005 and continuing through 2014.


     The 9.36% Secured Term Loan in the amount of $15,000 was assumed as a result of the Conestoga acquisition (see Note 4) and has been recorded at its book value, which approximates fair value. The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 beginning in 2005 and continuing through 2014.

     D&E's indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. At December 31, 2002, D&E was in compliance with all covenants. As of November 24, 2002, D&E was also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. At December 31, 2002, $140,000 of D&E's senior indebtedness was protected from interest rate fluctuations. Of this amount, $35,000 of the Company's senior indebtedness has fixed interest rates. The Company also entered interest rate swap agreements as interest rate protection for $105,000 of debt (see Note 13).

     A portion of the proceeds from the Term Loan A and the Credit Facility were used to extinguish outstanding indebtedness including lines of credit and notes due to an insurance company. D&E recorded a 2001 extraordinary loss on the early extinguishment of indebtedness of $2,216, net of taxes of $1,514.

     Based on the borrowing rate currently available to the Company for bank loans, the fair market value of long-term debt is $251,775.

     Maturities of long-term debt for each year ending December 31, 2003 through 2007, excluding capital lease obligations, are as follows:

YEAR                                                          AMOUNT
----                                                          -------
2003........................................................  $    --
2004........................................................    8,750
2005........................................................   21,000
2006........................................................   27,250
2007........................................................   27,250

     At December 31, 2001, D&E had $1,757 outstanding under our lines of credit with domestic banks. In connection with the amendment to our Credit Facility on May 24, 2002, D&E terminated the lines of credit and repaid all amounts outstanding.

     Capital lease obligations include a long-term lease agreement assumed as a result of the Conestoga acquisition (see Note 4) for a building that requires monthly rent payments of $24 including interest at 7.95% through April 2020 and an equipment lease that requires monthly payments of $5 through October 2004.

13.  DERIVATIVE FINANCIAL INSTRUMENTS

     Beginning in November 2002, the Company utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. These swap agreements provide for the exchange of variable rate payments for fixed rate payments without the exchange of the underlying notional amounts by agreeing to pay an amount equal to a specified fixed rate of interest times the notional principal amount and to receive in turn an amount equal to a specified variable rate of interest times the same notional amount.


     As of December 31, 2002, the Company had interest rate swap agreements with a total notional amount of $105,000 with maturity dates ranging from November 2004 to November 2006. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of December 31, 2002, the fair value of the derivatives was recorded as a $2,279 other long-term liability and unrealized net losses of $2,279 ($1,354 net of tax) related to these interest rate swaps were included in Accumulated Other Comprehensive Income. No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.


14.  COMMITMENTS AND CONTINGENCIES

     D&E leases buildings and other property under various operating lease agreements that expire between 2003 and 2026. Future minimum lease payments under operating leases are as follows:

YEAR                                                          AMOUNT
----                                                          ------
2003........................................................   $742
2004........................................................    623
2005........................................................    452
2006........................................................    209
2007........................................................     72
Thereafter..................................................    147

     Total rent expense for the years ended December 31, was approximately $4,080 in 2002, $1,327 in 2001 and $868 in 2000.

     Effective May 24, 2002, pursuant to the merger agreement with Conestoga Enterprises, Inc., we entered into or acquired obligations under existing agreements for compensation, retention bonuses and change of control payments due to former officers, employees and existing employees. These agreements require future annual payments as listed below. Interest is imputed at 6.5%.

YEAR                                                          AMOUNT
----                                                          ------
2003........................................................   $439
2004........................................................    671
2005........................................................    195
2006........................................................     74
2007........................................................     74
Thereafter..................................................    322

     On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga's obligations under a Build-to-Suit agreement ("BTS") with Mountain Union Telecom LLC ("Mountain Union"). The obligations related to the construction of 20 cellular tower sites for Conestoga's wireless subsidiary, Conestoga Wireless Company ("CWC"). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless LLC ("Keystone Wireless") for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 cellular tower sites and after construction of each site, enter into a long-term operating lease with Mountain Union for the site. Keystone is also contractually obligated to assume any operating leases entered into under the BTS. Should any of the obligations under the BTS remain unfulfilled at June 30, 2004, D&E could be subject to penalties for nonperformance. Because the underlying assets of CWC are sold under the asset purchase agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. At of December 31, 2002, D&E has recorded $675 for its remaining commitment under the BTS.

     As part of the Company's acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the cellular tower sites of Conestoga's wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the cellular tower site lease payments, which cover a 10-year period commencing upon usage of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200 that is presented in net assets held for sale.

     During 2002, D&E committed to provide additional funding to EuroTel and Pilicka for up to $1,200 in the year 2003.

     D&E entered into various business acquisition agreements during the year 2000. These agreements require annual payments to the sellers of $400 in 2003. Interest is imputed at 7.7%.

15.  INCOME TAXES

     The provision for income taxes consists of the following:


                                                           2002      2001      2000
                                                         --------   -------   -------
Current:
  Federal..............................................  $ 28,391   $    --   $   485
  State................................................       916       580       944
                                                         --------   -------   -------
                                                           29,307       580     1,429
                                                         --------   -------   -------
Deferred:
  Federal..............................................    (2,476)   (5,741)   (2,990)
  State................................................    (1,083)      377       (55)
                                                         --------   -------   -------
                                                           (3,559)   (5,364)   (3,045)
                                                         --------   -------   -------
Total income taxes.....................................    25,748    (4,784)   (1,616)
Tax (expense) benefit of discontinued operations.......   (29,334)    2,594     2,776
                                                         --------   -------   -------
Income taxes from continuing operations................  $ (3,586)  $(2,190)  $ 1,160
                                                         ========   =======   =======


     The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

                                                              2002     2001     2000
                                                              ----    ------    -----
Federal statutory rate......................................  35.0%     34.0%    34.0%
Increase (decrease) resulting from:
  State income taxes, net of federal tax benefits...........  (2.7)     32.9    (13.5)
  Goodwill..................................................    --      19.3     (4.5)
  Benefit of rate differential applied to temporary
     differences............................................    --      (0.7)     2.0
  Valuation allowance.......................................   3.5    (180.0)   (50.2)
  Prior-period tax..........................................  (1.4)    (10.5)     0.8
  Other, net................................................  (0.7)    (10.2)     0.9
                                                              ----    ------    -----
Effective income tax rate...................................  33.7%   (115.2)%  (30.5)%
                                                              ====    ======    =====

     Approximately $167,926 of state net operating loss carryforwards remained at December 31, 2002. These carryforwards are due to the operations of D&E's subsidiaries and will expire in the years 2005 through 2022. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization of tax carryforwards is not likely.

     The significant components of the net deferred income tax liability were as follows at December 31:


                                                                2002      2001
                                                              --------   -------
Deferred tax liabilities:
  Depreciation..............................................  $  4,971   $ 4,169
  Depreciation -- affiliated companies......................    12,707     2,822
  Equity in net losses of affiliates........................       385        --
  Intangibles...............................................    73,758        --
  Investments...............................................       174     1,139
                                                              --------   -------
                                                                91,995     8,130
Deferred tax assets:
  Employee benefits.........................................     4,523     1,240
  Net operating loss carryforwards..........................    12,540    11,481
  Equity in net loss of affiliates..........................        --       373
  Other, net................................................     1,385       202
                                                              --------   -------
                                                                18,448    13,296
Valuation allowance.........................................   (11,969)   (4,261)
                                                              --------   -------
Net deferred tax assets (liabilities).......................  $(85,516)  $   905
                                                              ========   =======


     D&E historically maintained a 100% valuation allowance on the deferred tax assets related to the book/tax differences of its international affiliate investments due to the uncertainty of realization. As a result of incurring realized tax losses in 2001 on its international affiliates in excess of book losses recognized in 2001, D&E's deferred tax assets related to book/tax differences of its international affiliates decreased $3,289. As a result, D&E correspondingly decreased its valuation allowance on these deferred tax assets. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised.

16.  SHAREHOLDERS' EQUITY

     In October 1998 and 2000, the Board of Directors authorized the repurchase of up to $2,000 and $1,000, respectively, of our common stock. The shares reacquired may be used for incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan and for other corporate purposes. As of December 31, 2002, we had purchased 126,100 shares of treasury stock for a total cost of $2,630. Separately, the Board of Directors may authorize acquisition of shares outside of the open market repurchase plan when the market price warrants it. D&E purchased $178, $662 and $612 of treasury stock during 2002, 2001 and 2000, respectively, from related parties at fair market value.

     In January 1998, D&E issued 1.3 million shares of our common stock to a subsidiary of Citizens Communications Company (Citizens) in consideration for $27,015. All such shares are unregistered but have certain registration rights. Under the terms of the agreement, Citizens has certain restrictions relating to future purchases or sales of our common stock. Additionally, in connection with this agreement, we issued warrants to acquire 65,000 shares of common stock at $20.78 per share. These warrants expired on January 7, 2003. None of these warrants were exercised.


     D&E has an Employee Stock Purchase Plan (ESPP), which provides D&E's eligible employees the opportunity to purchase shares of D&E's common stock through payroll deductions. There are 511,886 shares of common stock reserved for issuance pursuant to the ESPP at December 31, 2002. The total number of shares purchased pursuant to the ESPP during 2002 and 2001 was 26,144 and 12,971, respectively.

     D&E offers a Dividend Reinvestment and Stock Purchase Plan (DRP) to D&E's shareholders. The DRP provides all shareholders of D&E's common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 130,448 shares of common stock reserved for issuance pursuant to the DRP at December 31, 2002. The total number of shares purchased through the DRP during 2002 and 2001 was 41,946 and 16,868, respectively. Shares for the DRP are purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ National Market on the day of the purchase. Shares for the ESPP may be purchased at a 10% discount from fair market value as approved by the shareholders on April 27, 2000. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price.


     D&E has a Stock Compensation Plan and Policy for Non-Employee Directors. Certain non-employee directors receive common stock in payment for their services as a director of the company. There are 12,660 shares of common stock reserved for issuance pursuant to the plan at December 31, 2002. The total number of shares issued under this plan during 2002 and 2001 was 1,300 and 1,040, respectively.


     There are 368,418 shares of D&E's common stock reserved for issuance under the 1999 Long-Term Incentive Plan (LTIP) at December 31, 2002. There were 93,082 shares issued and 59,500 stock options granted through the LTIP in 2002. There were no shares issued in 2001 and 4,000 issued in 2000.


     At December 31, 2002 and 2001, shares of D&E's common stock of 2,406,168 and 2,846,922, respectively, were held in a voting trust. Certain of D&E's officers and Directors are trustees of the voting trust.

17.  STOCK OPTION PLAN


     The stock options outstanding under the Conestoga stock option plan were converted to options to purchase D&E's common stock upon the acquisition of Conestoga. The stock options have an expiration term of 10 years. The per share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. Additionally, the Company has shares available to grant as options under its 1999 Long-Term Incentive Plan. There was a combined total of 695,021 options available for grant at December 31, 2002.


     A summary of the stock option activity and related information for the year ended December 31, 2002 follows:

                                                                        WEIGHTED AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              -------   ----------------
Outstanding options at beginning of year....................       --        $   --
Conversion of Conestoga stock options at acquisition........  300,623          9.00
Granted.....................................................   70,104         13.67
Exercised...................................................  (42,295)         9.22
                                                              -------        ------
Outstanding options at end of year..........................  328,432        $ 9.97
                                                              =======        ======

     There were 258,328 options exercisable at December 31, 2002. Exercise prices for options outstanding ranged from $8.24 to $14.50 per share. The weighted average remaining contractual life is approximately 7.7 years.


     D&E applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All options are issued with an exercise price equal to the fair market value of the stock at the date of grant; accordingly, no compensation cost has been recognized.

18.  EMPLOYEE BENEFIT PLANS

EMPLOYEES' RETIREMENT PLAN

     D&E's pension plans are noncontributory defined benefit plans computed on an actuarial basis covering all eligible employees. Pension benefits are based upon length of service and the employee's average pensionable compensation as defined by the plans. Accrued benefits are vested after five years of participation in the plan. Assets of the pension plan consist primarily of stocks and bonds.

                                                              2002   2001   2000
                                                              ----   ----   ----
Assumptions of the Plan:
Discount rates used to determine projected benefit
  obligation as of December 31..............................  6.9%   7.3%   7.5%
Expected long-term rates of return on assets................  8.8%   9.8%   9.8%
Rates of increase in compensation levels....................  4.5%   4.5%   4.5%

     The following schedules reconcile the beginning and ending balances of the pension benefit obligation and related plan assets.

                                                               2002      2001
                                                              -------   -------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...................  $26,591   $23,070
  Acquisition of Conestoga..................................   20,115        --
  Service cost..............................................    1,691     1,093
  Interest cost.............................................    2,685     1,759
  Actuarial loss............................................    4,153     1,946
  Special termination benefits..............................      274        --
  Curtailment...............................................   (1,020)       --
  Amendments................................................       43        --
  Benefits paid.............................................   (2,331)   (1,277)
                                                              -------   -------
  Benefit obligation at end of year.........................  $52,201   $26,591
                                                              =======   =======

                                                               2002      2001
                                                              -------   -------
Change in Plan Assets:
  Fair value of assets at beginning of year.................  $19,559   $19,887
  Acquisition of Conestoga..................................   19,939        --
  Actual return on plan assets..............................   (4,395)   (1,311)
  Employer contributions....................................    1,520     2,260
  Benefits paid.............................................   (2,331)   (1,277)
                                                              -------   -------
  Fair value of assets at end of year.......................  $34,292   $19,559
                                                              =======   =======

                                                                2002      2001
                                                              --------   -------
Recognition of Funded Status of the Plan:
  Funded status at end of year..............................  $(17,909)  $(7,032)
  Unrecognized net actuarial loss...........................    16,801     6,710
  Unrecognized prior service cost...........................       148       138
                                                              --------   -------
  Net amount recognized at end of year......................  $   (960)  $  (184)
                                                              ========   =======

                                                                2002      2001
                                                              --------   -------
Amounts Recognized in the Financial Statements Consist of:
  Accrued benefit liability.................................  $(10,255)  $(3,700)
  Other asset...............................................       148       138
  Accumulated other comprehensive loss......................     9,147     3,378
                                                              --------   -------
  Net amount recognized at end of year......................  $   (960)  $  (184)
                                                              ========   =======


                                                           2002      2001      2000
                                                          -------   -------   -------
Components of Net Periodic Benefit Cost:
  Service cost..........................................  $ 1,691   $ 1,093   $   754
  Interest cost.........................................    2,685     1,759     1,591
  Expected (loss) return on assets......................   (2,885)   (1,745)   (1,528)
  Amortization of:
  Prior service cost....................................       33        29        55
  Actuarial loss........................................      323       275       116
  SFAS No. 88 special termination benefit...............      274        --        --
                                                          -------   -------   -------
Total net periodic benefit cost.........................  $ 2,121   $ 1,411   $   988
                                                          =======   =======   =======



     In the fourth quarter of 2002, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," D&E recorded an additional minimum pension liability of $1,035 representing the difference between the unfunded accumulated benefit obligation and the fair value of the Plan assets at December 31, 2002. Also, a pension intangible equal to the unrecognized prior service cost of $148 was recognized. A charge to equity in the amount of $3,426 after-tax represents the excess of additional minimum pension liability over unrecognized prior service cost.


EMPLOYEES' 401(K) SAVINGS PLAN


     D&E has employee savings plans available to all eligible employees (Savings Plans). Participating employees may contribute a portion of their compensation, up to 15%, to the Savings Plans, and the Company makes matching contributions based upon the employee's contribution. D&E may also make discretionary profit-sharing contributions.



     On October 1, 2002, the Conestoga Telephone & Telegraph Company 401(k) Plan, the Buffalo Valley Telephone Co. 401(k) Plan, the Telebeam, Inc. 401(k) Plan, the Infocore, Inc. 401(k) Plan and the D&E Communications, Inc. Employee Stock Ownership Plan were merged into the D&E Communications, Inc. Employees' 401(k) Savings Plan. As of December 31, 2002, the Company sponsors two Savings
Plans: the D&E Communications, Inc. Employees' 401(k) Savings Plan and the Conestoga Telephone & Telegraph Co. Local 1671 Tax Deferred Retirement Plan.


     Company contributions amounted to $1,124 in 2002, $941 in 2001 and $536 in 2000.

EMPLOYEE STOCK OWNERSHIP PLAN

     In July 1992, D&E established the Employee Stock Ownership Plan (ESOP), covering all eligible employees. Unallocated shares were held in a "suspense account" in the ESOP's trust fund until allocated to participants' accounts. The Company made quarterly contributions to the ESOP, which, along with the dividends on unallocated shares, were used to repay the ESOP Note. As principal payments on the ESOP Note were made, unallocated shares held in the suspense account were released and allocated among the participants' accounts. The ESOP Note was paid in full in December 2000. Due to the Board of Directors' decision to discontinue contributions to the ESOP, all non-vested participants became fully vested in their accrued benefits effective January 1, 2001. As of December 31, 2000, all shares were allocated to participants. Dividends on shares allocated to participants' accounts are reinvested in D&E common stock through the purchase of treasury shares.

     The shares in the ESOP are considered outstanding for purposes of calculating earnings per share. Principal and interest payments on the ESOP Note, offset by unallocated dividends, were reported as compensation and interest expense. The common shares allocated were measured based on the fair market value of the shares committed to be released.

     Information related to the ESOP is summarized as follows:

                                                              2002    2001    2000
                                                              -----   -----   ----
Compensation expense........................................  $ --    $ --    $55
Interest expense............................................    --      --     12
Dividends on unallocated shares.............................    --      --     (8)

     Allocated D&E shares held by the ESOP at December 31, 2001 were 217,622. The ESOP was merged into the D&E Communications, Inc. Employees' 401(K) Savings Plan effective October 1, 2002.

POSTRETIREMENT HEALTH CARE BENEFITS

     D&E provides certain basic health care benefits to eligible individuals who retired under the D&E Communications, Inc. Employees' Retirement Plan between the period of December 31, 1972, and July 1, 1992. Those benefits are provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Additionally, an insurance company provides specific and aggregate stop-loss coverage, the costs of which are based on benefits paid during the year.

     Effective July 1992, retiree health care benefits were discontinued for active employees participating in the D&E Communications, Inc. Employees' Retirement Plan. As a result, the applicable annual accruals represent the estimated cost of health care benefits for certain eligible retired employees determined on an actuarial basis. Those costs amounted to $24 in 2002, $9 in 2001 and $12 in 2000.


     D&E provides an opportunity for retiring members of the Pension Plan for Employees of Buffalo Valley and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company's fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for retiring members of the Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company's fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement. The applicable annual accruals represent the estimated cost of providing these benefits to future retirees and is determined on an actuarial basis. The net periodic postretirement benefit cost was $162 in 2002. The accumulated postretirement benefit obligation associated with this plan at December 31, 2002 was $2,107. The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% in 2002.

     The accrued postretirement benefit liability is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

     Awards granted under the Plan were in the form of Performance Restricted Shares of common stock and cash which entitles a participant to receive a target number of shares of common stock and a cash payment based upon the Company's attainment of predetermined goals over a specified performance period. If the minimum goals are not met, no performance-restricted shares will be earned by the participant. If the performance goals are fully achieved, 100% of the performance-restricted shares will be earned by the participant. During the performance period, each performance-restricted share will be considered equal to one share of common stock for dividend (but not voting) purposes and the participant shall be entitled to dividend equivalents that are reinvested in additional performance-restricted shares. At the end of the performance period, any performance-restricted shares that have been earned will be converted to shares of common stock.


     The total number of performance-restricted shares granted to participants were none in 2002, 49,167 in 2001 and 46,940 in 2000. The cost of the Plan amounted to $818 in 2002, $364 in 2001 and $720 in 2000. The performance-restricted shares granted in 1999 were forfeited since the goal for the 1999 grant was not met in 2001 and resulted in a reversal of $569 of compensation expense previously recognized in 2000 and 1999. All shares granted in 2001 and 2000 became fully vested and payable on May 24, 2002 as a result of the Conestoga acquisition.


19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          a. Cash and temporary cash investments -- The carrying amount approximates fair value because of the short maturity of these instruments.

          b. Investments -- Investments consist primarily of investments in and advances to affiliated companies accounted for accounted for under the equity method for which disclosure of fair value is not required. Also included in investments are marketable equity securities. These securities are marked to market. The balance at December 31, 2002 reflects any unrealized gains or losses.


          c. Debt -- The fair value of fixed rate long-term debt was estimated based on our current incremental borrowing rate for debt of the similar remaining maturities. The fair value of floating rate debt approximates carrying value since the debt has been repriced no less frequently than every three months during 2002.


          d. Interest rate swaps -- The fair value has been calculated by the counterparties using appropriate valuation methodologies.

     The estimated fair value of our financial instruments is as follows:

                                                             DECEMBER 31,
                                       ---------------------------------------------------------
                                                  2002                          2001
                                       ---------------------------   ---------------------------
                                       CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                       --------------   ----------   --------------   ----------
Financial assets:
  Cash & cash equivalents............     $ 15,514       $ 15,514       $   615        $   615
  Investment available for sale......     $  1,313       $  1,313       $ 4,425        $ 4,425
Financial liabilities:
  Fixed rate long-term debt:
     Secured term loans..............     $ 35,000       $ 41,345       $    --        $    --
  Variable rate short-term debt:
     Notes payable...................           --             --       $ 1,757        $ 1,757
  Variable rate long-term debt:
     Revolving credit facility.......     $ 32,250       $ 32,250       $ 8,000        $ 8,000
     Term Loan A.....................     $ 50,000       $ 50,000       $50,000        $50,000
     Term Loan B.....................     $125,000       $125,000       $    --        $    --
  Capital lease obligations..........     $  2,848       $  3,180       $   176        $   176
  Interest rate swaps................     $ (2,279)      $ (2,279)      $    --        $    --

20.  SEGMENT REPORTING


     D&E's business segments are as follows: incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), internet services, systems integration and Conestoga Wireless. The segments are more fully described in Note 1. For more information on significant noncash items, see Note
3. Intersegment revenues are recorded at the same rates charged to external customers.


                                                                                            CORPORATE,
                                                      INTERNET     SYSTEM      CONESTOGA     OTHER &       TOTAL
                                  RLEC       CLEC     SERVICES   INTEGRATION   WIRELESS    ELIMINATIONS   COMPANY
                                --------   --------   --------   -----------   ---------   ------------   --------
             2002
External customer revenues....  $ 76,442   $ 21,626   $ 4,407      $23,582      $ 7,568      $  3,709     $137,334
Intersegment revenues.........     6,484        478       282           37           72        (7,353)          --
Depreciation & amortization...    23,272      2,775       460        1,592           --           591       28,690
Operating income (loss).......    17,137     (4,202)     (714)      (3,142)      (1,765)          (39)       7,275
Equity in net income (loss) of
  affiliates..................        --         --        --           --           --        (3,429)      (3,429)
Gain (loss) on investments....        --         --        --           --           --        (2,999)      (2,999)
Significant noncash items.....     2,013         --        --           --           --       118,276      120,289
Segment assets................   489,950     62,973     8,068       20,358        8,511        11,958      601,818
Investment in equity method
  affiliates..................        --         --        --           --           --         5,142        5,142
Capital expenditures..........    12,505      5,051       638          703           --           566       19,463

             2001
External customer revenues....  $ 41,131   $  6,662   $ 1,970      $23,177      $    --      $  3,115     $ 76,055
Intersegment revenues.........     3,866        323        23           96           --        (4,308)          --
Depreciation & amortization...    11,118        772       259        2,751           --           389       15,289
Operating income (loss).......     8,438     (2,956)   (2,090)      (3,537)          --          (385)        (530)
Equity in net income (loss) of
  affiliates..................        --         --        --           --           --            91           91
Gain (loss) on investments....        --         --        --           --           --         3,036        3,036
Segment assets................   151,303     12,232     1,775       14,787           --       (37,219)     142,878
Investment in equity method
  affiliates..................        --         --        --           --           --         6,431        6,431
Capital expenditures..........    21,979      7,805       913        1,849           --           764       33,310

             2000
External customer revenues....  $ 38,319   $  5,229   $    93      $17,890      $    --      $  3,414     $ 64,945
Intersegment revenues.........     2,409        156        --          119           --        (2,684)          --
Depreciation & amortization...     9,207        651        42        1,587           --           621       12,108
Operating income (loss).......    10,443     (1,738)   (1,225)      (1,577)          --          (743)       5,160
Equity in net income (loss) of
  affiliates..................        --         --        --           --           --        (5,528)      (5,528)
Gain (loss) on investments....        --         --        --           --           --        (3,378)      (3,378)
Significant noncash items.....     3,580         --        --        3,341           --            --        6,921
Segment assets................   117,939      5,530       967       19,730           --       (19,945)     124,221
Equity in losses of affiliates
  in excess of investments and
  advances....................        --         --        --           --           --         2,903        2,903
Capital expenditures..........    14,616      3,724       993          914           --           494       20,741

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The following table summarizes D&E's quarterly financial data for the years ended December 31, 2002 and December 31, 2001.


                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                     2002
Total operating revenues(2)....................  $19,577   $26,830   $45,237   $45,690
Operating income (loss)(1)(2)..................      237      (691)    4,059     3,670
Net income (loss)(1)...........................     (808)   51,804    (1,333)   (1,269)
Earnings (loss) per common share -- basic and
  diluted:
  Net income (loss)(1).........................  $ (0.11)  $  4.83   $ (0.09)  $ (0.08)

                     2001
Total operating revenues(2)....................  $18,128   $18,883   $19,492   $19,552
Operating income (loss)(2).....................      110        58    (1,460)      762
Loss before extraordinary items and cumulative
  effect of change in accounting principle.....   (2,801)      (67)    2,674    (1,749)
Net income (loss)..............................   (2,694)      (67)    2,674    (3,965)
Earnings (loss) per common share -- basic and
  diluted:
  Loss before extraordinary item and cumulative
     effect of change in accounting
     principle.................................  $ (0.38)  $ (0.01)  $  0.36   $ (0.23)
  Net income (loss)............................    (0.36)    (0.01)     0.36     (0.54)

---------------

(1) The quarterly financial information for the second and third quarters of 2002 has been restated for changes in the Company's purchase price allocation and changes in depreciable lives on Conestoga assets acquired as a result of final determinations made by the Company in conjunction with independent appraisers. Such changes resulted in reductions to operating income from increases to D&E's depreciation and amortization expense of $258 in the second quarter and $2,338 in the third quarter. Such changes, net of tax, reduced net income $149 in the second quarter and increased the net loss $1,324 in the third quarter. The changes also reduced earnings per share by $0.02 in the second quarter and increased the net loss per share by $0.09 in the third quarter.

     Also, D&E has reclassified the Conestoga's wireless segment from discontinued operations to continuing operations for the second and third quarters of 2002. This reclassification had no impact on net income (loss) or earnings (loss) per common share.

(2) As described in Note 6, in the third quarter of 2002, D&E began to report the results of Conestoga Mobile Systems' and D&E's paging operations as discontinued operations. All periods have been reclassified to be comparative and the reclassifications had no impact on net income (loss) or earnings (loss) per common share.

ITEM 14(a)(2).  FINANCIAL STATEMENT SCHEDULES

                            D&E COMMUNICATIONS, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTANTS


                                                         ADDITIONS    DEDUCTIONS
                                            BALANCE AT   CHARGED TO   CREDITED TO                BALANCE
                                            BEGINNING     COST AND     COSTS AND    BUSINESSES   AT END
                                             OF YEAR      EXPENSES     EXPENSES      ACQUIRED    OF YEAR
                                            ----------   ----------   -----------   ----------   -------
Allowance for doubtful accounts:
  Year ended December 31, 2002............      547        1,406           537                    1,416
  Year ended December 31, 2001............      837          532           592         (230)        547
  Year ended December 31, 2000............       20          318           267          766         837
Valuation Allowance for Deferred Tax
  Assets:
  Year ended December 31, 2002............    4,261        7,708            --           --      11,969
  Year ended December 31, 2001............    6,252           --         1,991           --       4,261
  Year ended December 31, 2000............    3,215        3,037            --           --       6,252


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                 EUROTEL L.L.C.


                       CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                 EUROTEL L.L.C.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2002

                                  ASSETS
Current assets:
  Cash and cash equivalents.................................   $    147,663
  Accounts receivable.......................................         17,312
                                                               ------------
     Total current assets...................................        164,975
                                                               ------------
Other assets:
  Property, plant and equipment, net........................          1,881
  Investment in affiliate (Note 5)..........................      3,343,134
                                                               ------------
     Total other assets.....................................      3,345,015
                                                               ------------
                                                               $  3,509,990
                                                               ============

                      LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    188,031
  Due to founders (Note 7)..................................     29,413,958
                                                               ------------
     Total current liabilities..............................     29,601,989
                                                               ------------
Members' equity (deficit):
  Members' capital..........................................    (25,918,251)
  Cumulative other comprehensive loss.......................       (173,748)
                                                               ------------
     Total members' equity (deficit)........................    (26,091,999)
                                                               ------------
                                                               $  3,509,990
                                                               ============

          See accompanying notes to consolidated financial statements.

                                 EUROTEL L.L.C.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Equity in income (loss) of Pilicka (Note 5).................   $  (966,704)
                                                               -----------
Interest and other income...................................        22,333
                                                               -----------
Expenses:
  Wages and benefits........................................     1,276,062
  Litigation costs..........................................     2,173,178
  General and administrative................................       399,485
  Investment loss...........................................       278,110
  Interest expense..........................................        50,571
  Loss on note receivable and accrued interest (Note 6).....       596,849
                                                               -----------
       Total expenses.......................................     4,774,255
                                                               -----------
     Net loss...............................................   $(5,718,626)
                                                               ===========

          See accompanying notes to consolidated financial statements.

                                 EUROTEL L.L.C.

            CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                        CUMULATIVE        TOTAL
                                                           OTHER         MEMBERS'
                                          MEMBERS'     COMPREHENSIVE      EQUITY      COMPREHENSIVE
                                          CAPITAL          LOSS         (DEFICIT)      INCOME LOSS
                                        ------------   -------------   ------------   -------------
Balance, December 31, 2001............  $(22,543,956)   $(2,033,392)   $(24,577,348)
Capital contributions.................     2,344,331             --       2,344,331
Net loss..............................    (5,718,626)            --      (5,718,626)   $(5,718,626)
Foreign currency translation
  adjustment..........................            --        284,929        (173,748)       284,929
Transfer of foreign currency
  translation adjustment..............            --      1,574,715       2,033,392             --
                                        ------------    -----------    ------------    -----------
Balance, December 31, 2002............  $(25,918,251)   $  (173,748)   $(26,091,999)   $ 5,433,697
                                        ============    ===========    ============    ===========


           See accompany notes to consolidated financial statements.

                                 EUROTEL L.L.C.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Cash flows from operating activities:
  Net loss..................................................   $(5,718,626)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................         4,025
     Equity in loss of affiliate............................       966,704
     Loss on disposal of equipment..........................         6,143
     Loss on write-off of notes receivable..................       596,849
     Change in assets and liabilities:
       Receivables..........................................       (14,456)
       Accounts payable.....................................    (1,135,801)
       Accounts payable to Founders.........................     4,279,714
       Other liabilities....................................      (394,023)
                                                               -----------
          Total cash used in operating activities...........    (1,409,471)
                                                               -----------
Cash flows from investing activities:
  Investment in Pilicka.....................................    (1,100,000)
  Cash transferred to Pilicka...............................      (696,334)
                                                               -----------
          Total cash used in investing activities...........    (1,796,334)
                                                               -----------
Cash flows from investing activities:
  Proceeds from member contributions........................     2,344,331
                                                               -----------
Net decrease in cash and cash equivalents...................      (861,474)
Cash and cash equivalents at beginning of year..............     1,009,137
                                                               -----------
Cash and cash equivalents at end of year....................   $   147,663
                                                               ===========
Cash paid for interest......................................   $    50,751
                                                               ===========
Noncash investing activity -- Transfer of assets and
  liabilities of Pilicka:
  Current assets............................................   $ 1,729,662
  Noncurrent assets.........................................    15,014,449
  Current liabilities.......................................    (3,116,947)
  Noncurrent liabilities....................................    (1,356,890)
  Cumulative translation adjustment.........................     2,033,392
                                                               -----------
                                                                14,303,666
                                                               -----------

          See accompanying notes to consolidated financial statements.

                                 EUROTEL L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     EuroTel L.L.C. (the Company) was organized in December 1996 to act as a holding company for a foreign investment in Pilicka Telefonia Sp. z.o.o. (Pilicka). The Company directly held this investment until May 1998. In 1998, the Company organized a subsidiary, PenneCom B.V. (PenneCom), to act as a Dutch holding company for foreign investments. PenneCom is a wholly owned subsidiary of the Company.

     On December 31 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom transferred 100% of its shares in Pilicka to the Company and the Founders in exchange for partial satisfaction of loans and interest payable. The Company now owns 27.85% of Pilicka and for the year ended December 31, 2002, accounted for its investment under the equity method of accounting.

2.  LIQUIDITY

     The Company is dependent upon the Founders to provide the liquidity necessary for the Company to meet its cash flow requirements for the year 2003. In 2002, the Founders made capital contributions of $2,344,331.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PenneCom. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and highly liquid debt instruments with an original maturity of three months or less and are carried at cost which approximates fair value due to the short maturities.

INVESTMENT IN AFFILIATES

     The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

COMPREHENSIVE INCOME (LOSS)

     The Company has elected to present comprehensive income (loss) in the statement of changes in members' equity. Comprehensive income (loss) consists of the income (loss) for the period and the change in the foreign currency translation adjustment.

INCOME TAXES

     EuroTel's taxable income passes to its members and therefore no taxes are recognized related to its operation. PenneCom B.V. is subject to 35% Dutch corporate tax. Since PenneCom has no taxable income in 2002, no Dutch taxes have been recorded.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                                 EUROTEL L.L.C.

and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

4.  SALE OF PILICKA

     On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom transferred 100% of its shares in Pilicka to the Company and the Founders in exchange for satisfaction of loans and interest payable totaling $15,000,000. The Company received a 22.56% ownership interest in Pilicka, valued at $3,383,586, as a result of the share transfer. The net assets of Pilicka at December 31, 2001 which were deconsolidated in 2002 are as follows:

Cash........................................................   $   696,334
Receivables and other current assets........................     1,729,662
Property, plant and equipment...............................    13,265,980
Intangible assets...........................................     1,563,054
Other non-current assets....................................       185,415
Payables and accrued liabilities............................    (3,064,387)
Deferred revenues...........................................    (1,409,450)
Cumulating translation adjustment...........................     2,033,392
                                                               -----------
Total net assets............................................   $15,000,000
                                                               ===========

5.  INVESTMENT IN AFFILIATE

     As disclosed in Note 4, the Company received an ownership interest in Pilicka in exchange for the partial satisfaction of loans and interest payable. In addition, the Company contributed additional capital of $1,100,000 during 2002 to increase its ownership percentage to 27.85%. The investment is being accounted for using the equity method.

                                 EUROTEL L.L.C.

     The financial position and results of operations of the Company's equity basis investment are summarized below:

                                                                  2002
                                                               -----------
Condensed balance sheet information:
  Current assets............................................   $ 2,399,921
  Noncurrent assets.........................................    12,636,603
                                                               -----------
       Total assets.........................................   $15,036,524
                                                               ===========
  Current liabilities.......................................   $ 2,033,053
  Noncurrent liabilities....................................     1,043,768
  Shareholders' equity......................................    11,959,703
                                                               -----------
       Total liabilities and equity.........................   $15,036,524
                                                               ===========
Condensed income statement information:
  Operating revenue.........................................   $ 9,487,497
  Operating expenses........................................    13,006,416
                                                               -----------
  Operating loss............................................    (3,518,919)
  Other income (expense)....................................       (83,263)
                                                               -----------
       Net loss.............................................   $(3,602,182)
                                                               ===========
Reconciliation of equity investment at December 31, 2002 is
  as follows:
  Equity from initial transfer..............................   $ 3,383,586
  2002 Capital contributions................................     1,100,000
  Allocation of 2002 loss...................................      (966,704)
                                                               -----------
                                                                 3,516,882
     Less cumulative translation adjustment.................       173,748
                                                               -----------
                                                               $ 3,343,134
                                                               ===========

6.  LOAN RECEIVABLE

     In July 2000, the Company loaned United food Technologies BV $500,000 to expand its network of Wendy's restaurants in Hungary. UFT owns equity interests in companies operating Wendy's franchises. The loan earned interest at 20% (10% during the first year) and was due in July 2002.

     During 2002, it was determined that the note receivable and related accrued interest were uncollectible. A loss of $596,849 was recognized in 2002 based on the write-off of the note receivable and accrued interest.

7.  DUE TO FOUNDERS

     Due to Founders consists of the following at December 31, 2002:

Accounts payable to Founders................................  $10,393,247
Accrued interest on accounts payable to Founders............    1,757,182
Loans payable to Founders...................................   17,263,529
                                                              -----------
                                                              $29,413,958
                                                              ===========

                                 EUROTEL L.L.C.

     Accounts payable to Founders represent operating costs paid on behalf of the Company by those entities. Interest accrued on the accounts payable through December 2001 at the rate of 15% (7% through February 1999). Beginning in 2002, interest no longer accrues on these obligations and the Company discontinued the interest accrual on these obligations. Total operating expenses incurred through the Founders was $1,049,375 during 2002.

     Through December 2001, the loans payable bear interest at a fixed rate of 15%. Like the accounts payable, the Company discontinued the accrual on interest on these obligations in 2002.

     As mentioned in Notes 1 and 3, upon PenneCom's transfer of 100% of Pilicka's shares to the Founders and EuroTel per the December 31, 2001 agreement, the total payable to the Founders was reduced by $11,616,414.

     In 2003, the Founders have advanced funds in the amount of $486,000.

8.  CONCENTRATION OF CREDIT RISK

     The Company maintains its checking accounts in three commercial banks. Cash in these checking accounts at times exceed $100,000. The checking accounts are secured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 31, 2002, the Company had cash deposits in excess of the amount insured of $136,183.

9.  GAIN CONTINGENCY

     In July 2002, the Company initiated a legal action against an investment bank alleging violations of applicable law relating to the investment bank's advice to a prospective buyer not to close on the purchase of Pilicka in connection with a 1999 transaction whereby the Company entered into an agreement to sell Pilicka. Management believes based on the advise of the Company's legal counsel that the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims asserted in the litigation.

10.  RELATED-PARTY TRANSACTIONS

     PenneCom paid $399,184 to a law firm for legal services during the year ended December 31, 2002, where one of the lawyers was a former director of the Company.

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


                                                                2001          2000
                                                             -----------   -----------
Cash.......................................................  $   696,334   $   590,778
Receivables and other current assets.......................    1,729,662     1,880,416
Property, plant and equipment..............................   13,265,980    37,825,364
Intangibles................................................    1,563,054     5,411,726
Other non-current assets...................................      185,415            --
Payables and accrued liabilities...........................   (3,064,387)   (4,952,855)
Deferred revenue...........................................   (1,409,450)   (1,813,571)
Cumulative translation adjustment..........................    2,033,392     3,288,278
                                                             -----------   -----------
Total net assets...........................................  $15,000,000   $42,230,136
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