Form 10-Q
period 2003-03-31
D&E COMMUNICATIONS INC
filed 2003-05-15
CIK 1011737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

                                 Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                                 Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at May 7, 2003
                -----                           --------------------------

Common Stock, par value $0.16 per share              15,441,744 Shares

                    D&E Communications, Inc. and Subsidiaries
                                    Form 10-Q

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                         PART I. FINANCIAL INFORMATION

  1.  Financial Statements

          Consolidated Statements of Operations --
                   For the three months ended
                   March 31, 2003 and 2002 ............................       1

          Consolidated Balance Sheets --
                   March 31, 2003 and December 31, 2002 ...............       2

          Consolidated Statements of Cash Flows --
                   For the three months ended
                   March 31, 2003 and 2002 ............................       3

          Consolidated Statements of Shareholders' Equity --
                   For the three months ended
                   March 31, 2003 and 2002 ............................       4

          Notes to Consolidated Financial Statements ..................       5

  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................      17

  3.  Quantitative and Qualitative Disclosures
          about Market Risk ...........................................      39

  4.  Controls and Procedures .........................................      40

                           PART II. OTHER INFORMATION

  1.  Legal Proceedings ...............................................      41

  6.  Exhibits and Reports on Form 8-K ................................      41

      SIGNATURES.......................................................      42

      CERTIFICATIONS...................................................      43

Form 10-Q Part I - Financial Information
Item 1. Financial Statements

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
OPERATING REVENUE                                                                      2003           2002
                                                                                     --------       --------
     Communication service revenues .....................................            $ 38,858       $ 15,909
     Communication products sold ........................................               2,645          3,279
     Other ..............................................................                 582            389
                                                                                     --------       --------

     Total operating revenues ...........................................              42,085         19,577
                                                                                     --------       --------

OPERATING EXPENSES
     Communication service expenses (exclusive of
        depreciation and amortization below) ............................              14,956          7,006
     Cost of communication products sold ................................               2,261          2,776
     Depreciation and amortization ......................................               9,551          3,881
     Marketing and customer services ....................................               4,039          2,141
     General and administrative services ................................               6,075          3,536
                                                                                     --------       --------
         Total operating expenses .......................................              36,882         19,340
                                                                                     --------       --------
              Operating income ..........................................               5,203            237
                                                                                     --------       --------

OTHER INCOME (EXPENSE)

     Equity in net losses of affiliates .................................                (678)          (475)
     Interest expense ...................................................              (4,595)          (708)
     Other, net .........................................................                 856              7
                                                                                     --------       --------
         Total other income (expense) ...................................              (4,417)        (1,176)
                                                                                     --------       --------
              Income (loss) from continuing operations before
                  income taxes and dividends on utility
                  preferred stock .......................................                 786           (939)

INCOME TAXES AND DIVIDENDS ON
     UTILITY PREFERRED STOCK

     Income taxes (benefit) .............................................                 315           (150)
     Dividends on utility preferred stock ...............................                  16             16
                                                                                     --------       --------
       Total income taxes and dividends
         on utility preferred stock .....................................                 331           (134)
                                                                                     --------       --------
           Income (loss) from continuing operations .....................                 455           (805)

Discontinued operations:
     Loss from operations of
         Paging business, net of income tax
         benefit of $3 and $2 ...........................................                  (7)            (3)
                                                                                     --------       --------
              Income (loss) before cumulative effect of change in
                accounting principle ....................................                 448           (808)


Cumulative effect of change in accounting principle,
       net of income taxes of $177 ......................................                 260             --
                                                                                     --------       --------

NET INCOME (LOSS) .......................................................            $    708       $   (808)
                                                                                     ========       ========

     Weighted average common shares outstanding .........................              15,421          7,366
     Weighted average common shares and equivalents outstanding .........              15,469          7,366

BASIC AND DILUTED EARNINGS (LOSS)
     PER COMMON SHARE
     Income (loss) from continuing operations ...........................            $   0.03       $  (0.11)
     Loss from discontinued operations ..................................                  --             --
     Cumulative effect of accounting change .............................                0.02             --
                                                                                     --------       --------
       Net income (loss) per common share ...............................            $   0.05       $  (0.11)
                                                                                     ========       ========

     Dividends per common share .........................................            $   0.13       $   0.13
                                                                                     ========       ========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                  March 31,      December 31,
                                    ASSETS                                           2003            2002
                                                                                  ---------      ------------
CURRENT ASSETS
     Cash and cash equivalents ............................................       $   8,947       $  15,514
     Accounts receivable ..................................................          16,983          19,368
     Inventories, lower of cost or market, at average cost ................           3,402           3,475
     Prepaid expenses .....................................................          12,006           7,454
     Other ................................................................           1,522           1,074
                                                                                  ---------       ---------

       TOTAL CURRENT ASSETS ...............................................          42,860          46,885
                                                                                  ---------       ---------

INVESTMENTS
     Investments in and advances to affiliated companies ..................           4,901           5,142
     Investments available-for-sale .......................................           1,400           1,313
                                                                                  ---------       ---------
                                                                                      6,301           6,455
                                                                                  ---------       ---------

PROPERTY, PLANT AND EQUIPMENT
     In service ...........................................................         307,909         307,000
     Under construction ...................................................           5,119           3,456
                                                                                  ---------       ---------
                                                                                    313,028         310,456
     Less accumulated depreciation ........................................         115,878         109,351
                                                                                  ---------       ---------
                                                                                    197,150         201,105
                                                                                  ---------       ---------
OTHER ASSETS
     Assets held for sale .................................................             215           6,665
     Goodwill .............................................................         147,488         147,488
     Intangible assets, net of accumulated amortization ...................         177,414         178,964
         Other ............................................................          13,916          14,256
                                                                                  ---------       ---------
                                                                                    339,033         347,373
                                                                                  ---------       ---------
     TOTAL ASSETS .........................................................       $ 585,344       $ 601,818
                                                                                  =========       =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Long-term debt maturing within one year ..............................       $     135       $     132
     Accounts payable and accrued liabilities .............................          18,903          20,112
     Accrued taxes ........................................................             872          19,520
     Accrued interest and dividends .......................................           1,990           1,840
     Advance billings, customer deposits and other ........................           9,896           8,535
                                                                                  ---------       ---------
       TOTAL CURRENT LIABILITIES ..........................................          31,796          50,139
                                                                                  ---------       ---------
LONG-TERM DEBT ............................................................         245,731         244,966
                                                                                  ---------       ---------
OTHER LIABILITIES
     Deferred income taxes ................................................          85,186          85,516
     Other ................................................................          21,782          19,148
                                                                                  ---------       ---------
                                                                                    106,968         104,664
                                                                                  ---------       ---------
PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%,
     par value $100, cumulative, callable at par at the option of the
     Company, authorized 20,000 shares, outstanding 14,456 shares .........           1,446           1,446
                                                                                  ---------       ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
     Common stock, par value $0.16, authorized shares 30,000,000 ..........           2,515           2,512
       Outstanding shares:  15,432,550 at March 31, 2003 and
                            15,413,640 at December 31, 2002
     Additional paid-in capital ...........................................         158,294         158,101

     Accumulated other comprehensive income (loss) ........................          (7,249)         (7,071)
     Retained earnings ....................................................          51,125          52,343

     Treasury stock at cost, 306,910 shares at March 31, 2003 and
              at December 31, 2002 ........................................          (5,282)         (5,282)
                                                                                  ---------       ---------
                                                                                    199,403         200,603
                                                                                  ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................       $ 585,344       $ 601,818
                                                                                  =========       =========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    2003          2002
                                                                                  --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES OF
     CONTINUING OPERATIONS .............................................          $  8,970       $   424
                                                                                  --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures, net of proceeds from sales ..................            (3,637)       (5,170)
     Business acquisition costs ........................................                --          (475)
     Proceeds from Conestoga Wireless sale .............................            10,005            --
     Increase in investments and advances to affiliates ................              (521)         (504)
     Decrease in investments and repayments from affiliates ............                84           401
                                                                                  --------       -------
       Net Cash Provided By (Used In) Investing Activities from
               Continuing Operations ...................................             5,931        (5,748)
                                                                                  --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock .........................................            (1,839)         (860)
     Payments on long-term debt ........................................           (11,232)          (14)
     Proceeds from long-term debt financing ............................            12,000            --
     Net proceeds from (payments on) revolving lines of credit .........                --         5,562
     Proceeds from issuance of common stock ............................               110            98
                                                                                  --------       -------
         Net Cash Provided By (Used In) Financing Activities
           from Continuing Operations ..................................              (961)        4,786
                                                                                  --------       -------

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS .......................            13,940          (538)

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
     Cash Provided by (Used in) Operating Activities of
       Discontinued Operations .........................................           (20,507)        1,022
                                                                                  --------       -------

       Net Cash Provided by (Used In) Discontinued Operations ..........           (20,507)        1,022
                                                                                  --------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................            (6,567)          484

CASH AND CASH EQUIVALENTS
       BEGINNING OF PERIOD .............................................            15,514           615
                                                                                  --------       -------
       END OF PERIOD ...................................................          $  8,947       $ 1,099
                                                                                  ========       =======

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
               For the three months ended March 31, 2003 and 2002
                                 (in thousands)
                                   (Unaudited)

                                                                                  2003                       2002
                                                                                  ----                       ----
                                                                          Shares       Amount        Shares       Amount
                                                                         ---------    ---------     ---------    ---------
COMMON STOCK
   Balance at beginning of year .....................................       15,721    $   2,512         7,639    $   1,219

   Common stock issued for Employee Stock Purchase,
     and Dividend Reinvestment Plans ................................           19            3             9            1
                                                                         ---------    ---------     ---------    ---------
   Balance at March 31 ..............................................       15,740        2,515         7,648        1,220
                                                                         ---------    ---------     ---------    ---------

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year .....................................                   158,101                     39,956

   Common stock issued for Employee Stock Purchase
     and Dividend Reinvestment Plan .................................                       193                        153
                                                                                      ---------                  ---------
   Balance at March 31 ..............................................                   158,294                     40,109
                                                                                      ---------                  ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of year .....................................                    (7,071)                    (2,833)

   Unrealized gain (loss) on investments, net of tax ................                        54                       (657)
   Unrealized loss on interest rate swap agreements, net of tax .....                      (232)                        --
                                                                                      ---------                  ---------
   Balance of March 31 ..............................................                    (7,249)                    (3,490)
                                                                                      ---------                  ---------
RETAINED EARNINGS
   Balance at beginning of year .....................................                    52,343                     10,637
   Net income (loss) ................................................                       708                       (808)
   Dividends on common stock: $0.13, $0.13 per share ................                    (1,926)                      (917)
                                                                                      ---------                  ---------
   Balance at March 31 ..............................................                    51,125                      8,912
                                                                                      ---------                  ---------
TREASURY STOCK
   Balance at beginning of year .....................................         (307)      (5,282)         (277)      (5,104)
   Treasury stock acquired ..........................................           --           --            --           --
                                                                         ---------    ---------     ---------    ---------
   Balance at March 31 ..............................................         (307)      (5,282)         (277)      (5,104)
                                                                         ---------    ---------     ---------    ---------
TOTAL SHAREHOLDERS' EQUITY ..........................................       15,433    $ 199,403         7,371    $  41,647
                                                                         =========    =========     =========    =========
COMPREHENSIVE INCOME (LOSS)
   Net income (loss) ................................................                 $     708                      ($808)
   Unrealized gain (loss) on investments, net of income
     taxes of $33 and ($428) ........................................                        54                       (657)
   Unrealized loss on interest rate swap agreements, net of
     income taxes of ($158) .........................................                      (232)                        --
                                                                                      ---------                  ---------
   Total comprehensive income (loss) ................................                 $     530                    ($1,465)
                                                                                      =========                  =========

                 See notes to consolidated financial statements.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

            The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E.

            The accompanying financial statements are unaudited and we have prepared them pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly our results of operations, financial position and cash flows for the periods presented. Certain items in the financial statements for the three months ended March 31, 2002 have been reclassified for comparative purposes to conform to the current period's presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E's financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Stock Compensation

            The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25 and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                                                Three months ended
(In thousands, except per share amounts)                                             March 31,
                                                                                 2003        2002
                                                                               -------     -------
Net income (loss), as reported ............................................    $   708     $  (808)
    Add: stock-based employee compensation included in
         reported net income (loss), net of related tax ...................         --          --
    Deduct: total stock-based employee compensation expense determined
         under fair value-based method, net of related tax ................        (13)         --
                                                                               -------     -------
    Pro forma net income (loss) ...........................................    $   695     $  (808)
                                                                               =======     =======
Basic and diluted income (loss) per share:
    As reported ...........................................................    $  0.05     $ (0.11)
    Pro forma .............................................................    $  0.05     $ (0.11)

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

      The fair value of options grants of $4.46 and $6.20 in the year ended December 31, 2002 and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following assumptions that have not changed since no options were granted in 2003:

              Dividend yield.........................       2.55%
              Expected life..........................     5 years
              Expected volatility....................      60.30%
              Risk-free interest rate................       4.47%

(2)   ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2003, the Financial Accounting Standards Board ("FSAB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company has not yet determined the impact this pronouncement will have on the Company's financial position, results of operations or cash flows.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, D&E will continue to account for the Company's stock-based compensation in accordance with APB No. 25, and the adoption of SFAS No. 148 requires prominent disclosures about the effects of SFAS No. 123 on reported income in the interim financial statements.

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

      requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS No. 143 effective January 1, 2003 and recorded an after-tax benefit of approximately $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years.

            The following pro forma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2002.

                                                     Three months ended
                                                       March 31, 2002
                                                       --------------
                                                   As Reported     Pro forma
                                                   -----------     ---------
            Net Income                               $ (808)        $ (802)
            Basic Earnings per share                 $(0.11)        $(0.11)
            Diluted Earnings per share               $(0.11)        $(0.11)

            In 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". D&E applied the initial recognition and measurement provisions on a prospective basis effective December 31, 2002. This interpretation requires that at the time a Company issues a guarantee, the Company must recognize a liability for the fair value of that obligation under the guarantee. As part of the Company's acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga's wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200 and that is presented as an offset to the fair value of the Conestoga assets held for sale at December 31, 2002.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

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

(3)   EARNINGS PER SHARE

            Basic earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed conversions of employee stock options. The following table shows how earnings per share were computed for the periods presented:

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                     2003         2002
                                                                   --------     --------
Basic earnings (loss) per share computation
Income (loss) from continuing operations                           $    455     $   (805)
Loss from discontinued operations                                        (7)          (3)
Cumulative effect of accounting change                                  260           --
                                                                   --------     --------
Net income (loss)                                                  $    708     $   (808)
                                                                   ========     ========
Weighted average shares (thousands)                                  15,421        7,366
                                                                   --------     --------
Basic earnings (loss) per share
Income (loss) from continuing operations                           $   0.03     $  (0.11)
Loss from discontinued operations                                        --           --
Cumulative effect of accounting change                                 0.02           --
                                                                   --------     --------

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

Net income (loss)                                                  $   0.05     $  (0.11)
                                                                   ========     ========
Diluted earnings (loss) per share computation
Income (loss) from continuing operations                           $    455     $   (805)
Loss from discontinued operations                                        (7)          (3)
Cumulative effect of accounting change                                  260           --
                                                                   --------     --------
Net income (loss)                                                  $    708     $   (808)
                                                                   ========     ========
Weighted average shares (thousands)                                  15,421        7,366
Plus incremental shares from assumed stock option exercises              48           --
                                                                   --------     --------
Adjusted weighted average shares                                     15,469        7,366
                                                                   --------     --------
Diluted earnings (loss) per share
Income (loss) from continuing operations                           $   0.03     $  (0.11)
Loss from discontinued operations                                        --           --
Cumulative effect of accounting change                                 0.02           --
                                                                   --------     --------
Net income (loss)                                                  $   0.05     $  (0.11)
                                                                   ========     ========

(4)   ACQUISITION

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

            The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that this acquisition had occurred as of the beginning of 2002. The following pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had occurred at the beginning of 2002, nor the results that may be obtained in the future.

                                                              Three months ended
                                                                March 31, 2002
                                                              ------------------
      Pro forma operating revenues                                 $43,478
      Pro forma income before extraordinary items                   (1,104)
      Pro forma net income                                          (1,104)
      Pro forma income per share                                   $ (0.07)

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

(5)   INTANGIBLE ASSETS

            The intangible assets and related accumulated amortization recorded on our balance sheets are as follows:

                                    As of March 31, 2003     As of December 31, 2002
                                  ------------------------   ------------------------
                                   Gross                      Gross
                                  carrying   Accumulated     carrying    Accumulated
                                   amount    amortization     amount     amortization
                                  --------   ------------    --------    ------------
Indefinite-lived intangibles:
Franchises                        $104,800     $     --      $104,800     $     --
Finite-lived intangibles:
Customer relationships              75,700       (4,595)       75,700       (3,217)
Trademarks and
      Trade names                    1,200         (333)        1,200         (233)
Non-compete agreements               1,424         (782)        1,424         (710)
                                  --------     --------      --------     --------
Total intangible assets           $183,124     $ (5,710)     $183,124     $ (4,160)
                                  ========     ========      ========     ========

            Aggregate amortization expense related to these intangible assets recorded for the three-months ended March 31, 2003 and 2002, was $1,550 and $73, respectively.

(6)   DISCONTINUED OPERATIONS

D&E Wireless

            D&E owned a fifty percent partnership interest in PCS ONE and performed related contract services to PCS ONE, which constituted a separate segment of D&E's business. On October 17, 2001, D&E entered into a definitive agreement to sell its interest in PCS ONE to VoiceStream Wireless Corporation.

            The assets and liabilities and results of operations of D&E Wireless were reported as discontinued operations in accordance with APB Opinion No. 30 with a measurement date of December 31, 2001. In accordance with EITF 85-36, beginning January 1, 2002, through disposal date (the phase-out period), losses from PCS ONE were deferred because it was reasonably assured that the ultimate disposition of this business would result in the recognition of a gain.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

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

            During the three-month period ended March 31, 2003, D&E paid $20,500 in taxes related to gain on sale of PCS ONE which are included in cash used in investing activities of discontinued operations in the statement of cash flows.

            Summarized financial information for the discontinued operations of our wireless business is as follows:

                                                              Three months ended
                                                                March 31, 2002
                                                                --------------
Revenue                                                            $ 2,782
Expenses                                                             2,445
                                                                   -------
   Operating income                                                    337
Equity in net loss of PCS ONE                                       (1,605)
Other income (expense)                                                  --
                                                                   -------
   Loss from discontinued operations before taxes                   (1,268)
Losses during phase-out period deferred
   against gain on disposal                                          1,268
                                                                   -------
   Net losses from discontinued operations
      before taxes                                                      --
Income taxes                                                            --
                                                                   -------
   Loss from discontinued operations, net of taxes                 $    --
                                                                   -------

            The summarized results of operations of PCS ONE were as follows:

                                                              Three months ended
                                                                 March 31, 2002
                                                                --------------
Net sales                                                          $12,312
Net loss                                                          ($ 3,211)
Our share of loss                                                 ($ 1,605)

Paging Services

            During the third quarter of 2002, D&E committed to a plan to sell the $215 total assets of Conestoga Mobile Systems' ($205) and D&E's paging operations ($10). As such, the assets are reported as held for sale and the results of operations are reported in discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets are not depreciated while they are held for sale. In January 2003, we entered into an agreement to sell our paging operations' assets for $215. D&E expects that the transaction

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

      will close in the second quarter of 2003. No liabilities are expected to be included as part of the sale.

            Summarized income statement information for the discontinued operations of the paging services, including Conestoga Mobile Systems' operations post D&E's acquisition on May 24, 2002, were as follows:

                                                             Three months ended
                                                                 March 31,
                                                              2003        2002
                                                             ------      ------
Revenue ................................................     $  172      $   26
Expenses ...............................................        182          31
                                                             ------      ------
Operating loss .........................................        (10)         (5)
Income taxes ...........................................         (3)         (2)
                                                             ------      ------
Loss from paging operations, net of taxes ..............     $   (7)     $   (3)
                                                             ======      ======

(7)   SALE OF CONESTOGA WIRELESS ASSETS

            In connection with the acquisition of Conestoga, the Company had committed to a plan to sell the assets of Conestoga's wireless segment. As such, these assets are reported as held for sale in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets are not depreciated while they are held for sale.

            On November 12, 2002, D&E entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC ("Keystone"), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers, Florida-based company that owns and manages wireless communications systems throughout the United States. The sale was completed on January 14, 2003. Upon completion of the sale, and subject to certain purchase price adjustments to be determined after closing, D&E received $10,000 in cash and a $10,000 face value secured promissory note issued by Keystone. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest from the date of the note, at the 60 day LIBOR rate plus 5% and is receivable beginning on December 31, 2003 and on the last day of each quarter thereafter. As this note receivable is from a highly leveraged entity and the business sold has not generated positive cash flows, D&E will record value to the note when cash recoveries are received. The note carries certain rights where we can convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period begins on December 31, 2004 and ends May 1, 2005.

            The results of operations of the Conestoga wireless segment held for sale are not reported in discontinued operations because D&E has continuing involvement after the sale as a result of D&E's continued guarantees on wireless tower site leases and D&E's responsibilities under a Build-to-Suit Agreement. No gain or loss was recorded as a result of the sale. However a loss of

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

      $675 related to D&E's estimated commitments in the Build-to-Suit Agreement has been recorded in communication services expenses in 2002. The fair value of the Conestoga wireless segment of $6,450 included in the final purchase price allocation was determined as follows:

Cash .........................................................         $ 10,000
Less: costs to sell and purchase price adjustments ...........             (350)
Fair value of lease guarantees ...............................           (3,200)
                                                                       --------
Total ........................................................         $  6,450
                                                                       ========

            The carrying amounts of the major classes of assets included as part of the Conestoga wireless business sold are as follows:

                                                                    December 31, 2002
                                                                    -----------------
Inventories .....................................................       $   166
Property and equipment ..........................................         9,084
PCS licenses ....................................................           400
                                                                        -------
     Total assets sold ..........................................         9,650
                                                                        -------
  Less: Fair value of lease guarantees remaining with D&E .......        (3,200)
                                                                        -------
     Net assets sold ............................................       $ 6,450
                                                                        =======

(8)   INVESTMENTS IN AFFILIATED COMPANIES

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

            The summarized results of operations of EuroTel were as follows:

                                                  Three months ended March 31,
                                                  ----------------------------
                                                     2003           2002
                                                     ----           ----
Net sales                                          $    --        $ 2,308
Net loss                                              (959)          (692)
Our share of loss                                     (320)          (231)

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

            The summarized results of operations of Pilicka were as follows:

                                                    Three months ended March 31,
                                                        2003           2002
                                                        ----           ----
Net sales                                              $2,350         $2,308
Net loss                                                 (827)          (788)
Our share of loss                                        (239)          (244)

(9)   LONG-TERM DEBT

            The following table sets forth the total long-term debt outstanding:

                                                Interest              March 31,   December 31,
                                                  Rate     Maturity     2003         2002
                                                --------   --------   ---------   ------------
Senior Secured Revolving Credit Facility ....     5.30%       2009     $ 41,550     $ 32,250
Senior Secured Term Loan B ..................     5.34%       2010      119,000      125,000
Senior Secured Term Loan A ..................     5.44%       2011       47,500       50,000
Secured Term Loan ...........................     9.34%       2014       20,000       20,000
Secured Term Loan ...........................     9.36%       2014       15,000       15,000
Capital lease obligations ...................                             2,816        2,848
                                                                       --------     --------
                                                                        245,866      245,098
Less current maturities .....................                               135          132
                                                                       --------     --------
Total long-term debt ........................                          $245,731     $244,966
                                                                       ========     ========

            The Senior Secured Credit Facility includes a mandatory repayment of principal from any single asset sale or series of related transactions, which total more than $1,000. Consequently, as a result of the collection of $10,000 from the sale of Conestoga Wireless, D&E made the following payments in the first quarter of 2003 that permanently reduced the total loan availability:

          Senior Secured Revolving Credit Facility .........................    $1,500
          Senior Secured Term B ............................................     6,000
          Senior Secured Term A ............................................     2,500

            D&E's indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. The tax liability incurred by D&E in connection with the sale of its PCS ONE partnership interest in April 2002, $20,500, was originally scheduled to be paid prior to the closing of the credit agreement but was deferred and paid in March 2003. As a result, for the purposes of calculating compliance with the debt service coverage ratio in the credit agreement for the quarter ended March 31, 2003, such tax liability was excluded, with the consent of the lenders, from the covenant calculation. As such, D&E was in compliance with all covenants at March 31, 2003.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                (Dollars in thousands, except per-share amounts)
                                   (Unaudited)

(10)  BUSINESS SEGMENT DATA

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

               Item 1. Notes to Consolidated Financial Statements
                        (Dollar amounts are in thousands)
                                   (Unaudited)

            Financial results for D&E's business segments are as follows:

                        External Revenues       Intersegment Revenues     Operating Income (Loss)
                        -----------------       ---------------------     -----------------------
                         Three months ended      Three months ended        Three months ended
                              March 31,                March 31,                March 31,
Segment                   2003        2002        2003         2002         2003         2002
                          ----        ----        ----         ----         ----         ----
RLEC                    $25,746     $10,600     $ 1,956      $   846      $ 7,712      $ 2,290
CLEC                      8,386       1,689         150          107         (961)        (873)
Internet Services         1,269         880         151            6         (176)        (288)
Systems Integration       5,171       5,490          10            7       (1,163)        (697)
Conestoga Wireless          456          --           4           --         (380)          --
Corporate, Other
  and Eliminations        1,057         918      (2,271)        (966)         171         (195)
                        -------     -------     -------      -------      -------      -------
Total                   $42,085     $19,577     $    --      $    --      $ 5,203      $   237
                        =======     =======     =======      =======      =======      =======

                                     Segment Assets
                                     --------------
                                 March         December
      Segment                   31, 2003       31, 2002
      -------                   --------       --------
RLEC                            $487,639       $489,950
CLEC                              63,967         62,973
Internet Services                  6,357          8,068
Systems Integration               19,879         20,358
Conestoga Wireless                   552          8,511
Corporate, Other
   and Eliminations                6,950         11,958
                                --------       --------
Total                           $585,344       $601,818
                                ========       ========

      The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

                                                                 Three months ended
                                                                      March 31,
                                                                  2003        2002
                                                                  ----        ----
Operating income from reportable segments .................     $ 5,032      $   432
Corporate, other and eliminations .........................         171         (195)
Equity in net losses of affiliates ........................        (678)        (475)
Interest expense ..........................................      (4,595)        (708)
Other, net ................................................         856            7
                                                                -------      -------
Income (loss) from continuing operations before income
  taxes and dividends on utility preferred stock ..........     $   786      $  (939)
                                                                =======      =======

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

            The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this quarterly report of Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2002 as filed on Form 10-K with the SEC. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months ended March 31, 2002 have been reclassified for comparative purposes.

      OVERVIEW

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

            We are a provider of integrated communications services to residential and business customers throughout the eastern half of Pennsylvania. We operate rural telephone companies, or rural local exchange carriers, or ("RLECs"), in parts of Berks, Lancaster, Union counties and smaller portions of three other adjacent counties in Pennsylvania, and competitive local telephone companies, or CLECs, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our "edge-out" markets. We offer our customers a comprehensive package of communications services, including local and long distance telephone, high speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions including the related communications and computer equipment in areas that extend beyond the markets listed above.

            Our segments, excluding our paging services, which, as discussed below, is now reported as a discontinued business, are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless. The measure of profitability for our segments is operating income.

            Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists of charges paid by long distance, wireless and other telecommunications companies for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

            Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of charges paid by long distance and other telecommunication companies for access to our network in connection with the completion of long distance telephone and local calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and a telemarketer call-blocking service. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

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

            Conestoga Wireless revenue was derived from providing wireless Personal Communication Service, including local and long distance telephone services, and from the sale of wireless communications equipment. We market these products and services in certain of our RLEC and CLEC markets. We sold this segment on January 14, 2003.

            Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL service. Our Systems Integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services. Our Conestoga Wireless Segment incurs costs related to network facilities to provide wireless Personal Communication Service, engineering costs, network access costs and costs of wireless communications equipment sold.

            We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities and costs related to the provision of DSL and dial-up Internet services in our RLEC and CLEC territories. We believe that our capital expenditures related to CLEC access line growth are generally associated with additional customers and

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      therefore tend to result in incremental revenue. We believe that our additional capital expenditures relating to our investment in software and systems will maintain our competitive position in the marketplace.

            We own a one-third investment in EuroTel L.L.C. (EuroTel), a domestic corporate joint venture. EuroTel holds a 27.85% investment in Pilicka Telefonia, Sp.zo.o (Pilicka), a telecommunications company located in Poland. Also, we own 28.88% and the other EuroTel founders own 43.27% of Pilicka. As such, we have a 28.88% direct ownership in Pilicka and a 9.28% indirect ownership in Pilicka, through our one-third interest in EuroTel. We account for both our investment in EuroTel and Pilicka using the equity method of accounting. We currently are exploring strategic alternatives with regard to these investments.

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

            Conestoga's wireless business was sold on January 14, 2003, and Conestoga and D&E's paging businesses are classified as assets held for sale on the balance sheet. The paging business has been reported as a discontinued operation. On January 28, 2003, we entered into a definitive sales agreement to sell Conestoga and D&E's paging businesses and expect to close the sale during the second quarter of 2003. Conestoga Wireless is included as part of operating activity and not as a discontinued operation because under accounting rules there is deemed to be continuing involvement as a result of our commitment to building out tower sites and a continuing lease guarantee related to certain tower sites.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

RESULTS OF OPERATIONS

      The following table is a summary of our operating results by segment for the three months ended March 31, 2003 and 2002:

                                                                                                            CORPORATE,
                                                             INTERNET        SYSTEMS        CONESTOGA       OTHER AND       TOTAL
                                       RLEC       CLEC       SERVICES      INTEGRATION       WIRELESS      ELIMINATIONS    COMPANY
                                       ----       ----       --------      -----------      ---------      ------------    -------
     MARCH 31, 2003 (1)
Revenues - External                  $25,746     $ 8,386      $ 1,269         $ 5,171         $   456         $ 1,057      $42,085
Revenues - Intercompany                1,956         150          151              10               4          (2,271)          --
                                     -------     -------      -------         -------         -------         -------      -------
Total Revenues                        27,702       8,536        1,420           5,181             460          (1,214)      42,085
                                     -------     -------      -------         -------         -------         -------      -------

Depreciation and Amortization          7,766         975          169             424              --             217        9,551
Other Operating Expense               12,224       8,522        1,427           5,920             840          (1,602)      27,331
                                     -------     -------      -------         -------         -------         -------      -------
Total Operating Expenses              19,990       9,497        1,596           6,344             840          (1,385)      36,882
                                     -------     -------      -------         -------         -------         -------      -------

Operating Income (Loss)                7,712        (961)        (176)         (1,163)           (380)            171        5,203
                                     -------     -------      -------         -------         -------         -------      -------

     MARCH 31, 2002 (1)
Revenues - External                  $10,600     $ 1,689      $   880         $ 5,490         $    --         $   918      $19,577
Revenues - Intercompany                  846         107            6               7              --            (966)          --
                                     -------     -------      -------         -------         -------         -------      -------
Total Revenues                        11,446       1,796          886           5,497              --             (48)      19,577
                                     -------     -------      -------         -------         -------         -------      -------

Depreciation and Amortization          3,117         245           98             314              --             107        3,881
Other Operating Expenses               6,039       2,424        1,076           5,880              --              40       15,459
                                     -------     -------      -------         -------         -------         -------      -------
Total Operating Expenses               9,156       2,669        1,174           6,194              --             147       19,340
                                     -------     -------      -------         -------         -------         -------      -------

Operating Income (Loss)                2,290        (873)        (288)           (697)             --            (195)         237
                                     -------     -------      -------         -------         -------         -------      -------

----------

      (1)   We acquired Conestoga Enterprises, Inc. on May 24, 2002.

CONSOLIDATED OPERATIONS

            Three months ended March 31, 2003 compared to the three months ended March 31, 2002

            Consolidated operating revenues from continuing operations increased $22,508, or 115.0%, to $42,085 for the first quarter of March 31, 2003, from $19,577 in the same period of 2002. The revenue increase was primarily due to the inclusion of Conestoga's revenues, totaling $24,051, with no amount included in 2002 prior to its acquisition on May 24, 2002. The former D&E operating divisions realized a $1,543 decrease in revenues with increased revenues primarily from an increase in the number of customers in our Internet Services and CLEC segments more than offset by a decrease in our Systems Integration segment revenues. This decrease is primarily related to reductions in customer spending for communications related infrastructure that we believe is a result of a slowing economy.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

            Consolidated operating income from continuing operations increased $4,966, to $5,203, for the first quarter of 2003, from $237 in the same period of 2002. Operating income as a percentage of revenue increased to 12.4% in the first quarter of 2003 compared to 1.2% in the same period of 2002. The improvement was primarily attributable to the Conestoga acquisition.

            Other income and expense was a net expense of $4,417 in the first quarter of 2003 compared to a net expense of $1,176 in the same period of 2002. Our equity in the losses of our European affiliates increased to $678 in the first quarter of 2003 from $475 in the same period of 2002. Interest expense increased to $4,595 in the first quarter of 2002, compared to $708 in the same period of 2002, primarily as a result of increased borrowings to complete the Conestoga acquisition on May 24, 2002. Other income increased $849 in 2003 from the prior year, primarily from a $1,204 dividend received, and discounted to a present value of $801, on our investment in our primary lender compared with $94 received in the first quarter of 2002.

            Income taxes were $315 in the first quarter of 2003 compared to a benefit of $150 in the same period of 2002. Discontinued paging operations resulted in a loss of $7 after tax in the first quarter of 2002 versus a loss of $3 in the first quarter of 2002, which did not include Conestoga's paging business before the acquisition. In 2003 we recorded $260 of income after taxes for the cumulative effect of adopting Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. Our net income was $708, or $0.05 per share (including $0.02 for the cumulative effect of SFAS No. 143), in the first quarter of 2003 compared to a net loss of $808, or $0.11 per share, in the first quarter of 2002.

RLEC SEGMENT RESULTS

                                                THREE MONTHS ENDED MARCH 31,
                                             2003            2002        % CHANGE
                                           --------        --------      --------
      Revenues:
          Local Telephone Service          $  8,085        $  3,537        128.6%
          Network Access                     14,019           5,709        145.6%
          Other                               5,598           2,200        154.5%
                                           --------        --------
      Total Revenues                         27,702          11,446        142.0%
                                           --------        --------

      Depreciation and Amortization           7,766           3,117        149.1%
      Other Operating Expenses               12,224           6,039        102.4%
                                           --------        --------
      Total Operating Expenses               19,990           9,156        118.3%
                                           --------        --------

      Operating Income                     $  7,712        $  2,290        236.8%
                                           --------        --------

      Access Lines at March 31              144,934          62,104        133.4%
                                           --------        --------

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

            RLEC segment revenues increased $16,256, or 142.0%, to $27,702 in 2003, from $11,446 in 2002. The increase was primarily attributable to the inclusion of Conestoga's revenues, totaling $15,983 with no amount included in 2002 prior to its acquisition on May 24, 2002. The revenue increase also included a rate increase in local telephone service in July 2002. We have filed another rate rebalancing request with the Pennsylvania Public Utility Commission on April 30, 2003. The request, to be effective July 1, 2003, is designed to be revenue-neutral, with no impact on our RLECs' total operating revenues. In our original D&E RLEC division, we experienced an increase of $211 in basic local telephone service and an increase of $299 in network access offset by decreases of $183 in regional long distance toll service and decreases of $54 in other revenues.

            RLEC operating expenses increased $10,834 or 118.3%, to $19,990 in the first quarter of 2003, from $9,156 in the same period of the prior year. The first quarter of 2003 expenses included $11,239 from the Conestoga acquisition, while our D&E RLEC experienced a decrease of $405, with depreciation expense increasing $268, direct cost of operations decreasing $199 and general and administrative expense decreasing $417, both largely relating to reduced computer costs, and other operating expenses decreasing $57.

CLEC SEGMENT RESULTS

                                                    THREE MONTHS ENDED MARCH 31,
                                             2003             2002            % CHANGE
                                           --------         --------          --------
      Revenues:
          Local Telephone Service          $  2,208         $    560           294.3%
          Network Access                      1,238              384           222.4%
          Long Distance                       4,927              775           535.7%
          Other                                 163               77           111.7%
                                           --------         --------
      Total Revenues                          8,536            1,796           375.3%
                                           --------         --------

      Depreciation and Amortization             975              245           298.0%
      Other Operating Expenses                8,522            2,424           251.6%
                                           --------         --------
      Total Operating Expenses                9,497            2,669           255.8%
                                           --------         --------

      Operating Loss                       $   (961)        $   (873)          (10.1%)
                                           --------         --------

      Access Lines at March 31               33,276            8,420           295.2%

            CLEC segment revenues increased $6,740 or 375.3%, to $8,536 in the first quarter of 2003, from $1,796 in the same period of 2002. The increase was primarily attributable to the inclusion of Conestoga's revenues, totaling $5,952 with no amount included in 2002 prior to its acquisition on May 24, 2002. The increase was also related to our original D&E CLEC's addition of access lines for new customers that primarily increased local telephone service revenues $293, increased network access revenues by $192, long distance revenues by $230 and other miscellaneous revenues increased $73.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

            Operating expenses for the CLEC segment increased $6,828 or 255.8%, to $9,497 in the first quarter of 2003, from $2,669 in the same period of 2002. In addition to $6,477 of expenses from the Conestoga acquisition, our D&E CLEC experienced expense increases of $351 related to additional network access expense consistent with the larger customer base, higher depreciation expense for additional equipment added and increased sales and marketing expense related to commencement of operations in our Harrisburg, Pennsylvania market since the first quarter of 2002.

INTERNET SERVICES SEGMENT RESULTS

                                                  THREE MONTHS ENDED MARCH 31,
                                             2003            2002           % CHANGE
                                           -------         -------          --------
      Revenues                             $ 1,420         $   886            60.3%

      Depreciation and Amortization            169              98            72.4%
      Other Operating Expenses               1,427           1,076            32.6%
                                           -------         -------
      Total Operating Expenses               1,596           1,174            35.9%
                                           -------         -------

      Operating Loss                       $  (176)        $  (288)           38.9%
                                           -------         -------

      Customers at March 31
           DSL                               6,124           2,482           146.7%
           Dial-up Access                   12,967          11,533            12.4%
           Web-hosting Services                701             515            36.1%

            Internet Services segment revenues increased $534, or 60.3%, to $1,420 in the first quarter of 2003, from $886 in the same period of 2002. The increase was primarily attributable to the inclusion of Conestoga's revenues, totaling $332 with no amount included in 2002 prior to its acquisition on May 24, 2002. The remaining increase resulted from an increase in the number of dial-up single user residential and business customers, as well as DSL customers and web hosting subscribers in our original market areas and the expansion into parts of Conestoga's territory.

            Operating expenses for the Internet Services segment increased $422, or 35.9%, to $1,596 in the first quarter of 2003, from $1,174 in the same period of 2002. The increased expenses were primarily related to including the Conestoga operations.

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

SYSTEMS INTEGRATION SEGMENT RESULTS

                                                THREE MONTHS ENDED MARCH 31,
                                             2003           2002         % CHANGE
                                           -------         -------       --------
      Revenues                             $ 5,181         $ 5,497          (5.7%)

      Depreciation and Amortization            424             314          35.0%
      Other Operating Expenses               5,920           5,880           0.7%
                                           -------         -------
      Total Operating Expenses               6,344           6,194           2.4%
                                           -------         -------

      Operating Loss                       $(1,163)        $  (697)        (66.9%)
                                           -------         -------

            Systems Integration segment revenues decreased $316, or 5.7%, to $5,181 in the first quarter of 2003, from $5,497 in the same period of 2002. The change was attributable to an increase of $1,810 from inclusion of Conestoga's revenues in 2003 that was offset by a decline of $2,126 in our original D&E Systems Integration business. The decreases included a reduction of $1,555 in telecommunications and computer equipment sold, $565 in computer services revenue and $6 other miscellaneous revenues. This decline was primarily related to reductions in customer spending for communications related infrastructure that we believe is a result of a slowing economy.

            Operating expenses for the Systems Integration segment increased $150, or 2.4%, to $6,344 in the first quarter 2003, from $6,194 in the same period of 2002. In addition to $2,013 of increased expenses from Conestoga in 2003, the cost of products sold decreased by $1,197 in 2003 from the first quarter of 2002 in our original D&E Systems Integration business and other operating expenses decreased $666.

CONESTOGA WIRELESS SEGMENT RESULTS

            Conestoga Wireless segment revenues were $460 for the two weeks before the business was sold on January 14, 2003. There was no activity recorded in 2002 before the May 24, 2002 Conestoga acquisition. Expenses for the final period were $840 resulting in an operating loss of $380. See the Section titled "Factors Affecting Our Prospects."

OTHER INCOME (EXPENSE)

            Other income and expense was a net expense of $4,417 in the first quarter of 2003, compared to a net expense of $1,176 in the same period of 2002. Our equity in the losses of our European affiliates increased to $678 in the first quarter of 2003, from $475 in the same period of 2002. Interest expense increased to $4,595 in the first quarter of 2002, compared to $708 in the same period of 2002, primarily as a result of increased borrowings to complete the Conestoga acquisition on May 24, 2002. Other income increased $849 in 2003 from the prior year, primarily

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      from a $1,204 dividend received, and discounted to a present value of $801, on our investment in our primary lender, compared with $94 received in the first quarter of 2002.

INCOME TAXES

            Income taxes were $315 in the first quarter of 2003 compared to a benefit of $150 in the same period of 2002. The effective tax rate for continuing operations was 40.1% for the first quarter of 2003 and a benefit rate of 16.0% for the same period of the prior year.

DISCONTINUED OPERATIONS

            Our paging operations resulted in a loss of $7 after a tax benefit of $3 in the first quarter of 2003. The first quarter of 2002, not including any Conestoga paging, was a loss of $3 after a tax benefit of $2. Management expects that the sale of our paging operations will close in the second quarter of 2003. No liabilities are expected to be included as part of the sale.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

            We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and through external sources, such as bank borrowings and offerings of debt or equity securities.

            Net cash provided by continuing operations was $8,970 in the first quarter of 2003, compared with $424 in the same period of 2002. The increase is primarily due to the inclusion of Conestoga's cash flow activity in 2003.

            Net cash provided by investing activities was $5,931 in the first quarter of 2003, compared with a net cash use of $5,748 in the same period of 2002. The proceeds from the Conestoga Wireless sale was $10,005, which more than covered the $3,637 of capital additions and $437 of net increase to investments and advances to affiliates. Capital additions in 2003 were primarily for computer equipment, outside plant facilities and network infrastructure. The 2002 cash use was primarily for $5,170 of capital additions as well as $475 of Conestoga acquisition costs and a net increase of $103 in investments and advances to affiliates. Capital additions were primarily for digital electronic switching equipment and network infrastructure expansion.

            Net cash used in financing activities was $961 in the first quarter of 2003, compared with $4,786 of net cash provided in the same period of 2002. In the first quarter of 2003, payment of dividends of $1,839 was the major financing use of funds while long-term debt borrowing net of

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      payments made on long-term debt provided $768 and common stock issuance provided $110. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless investment. In the first quarter of 2002, revolving lines of credit provided $5,562, of which $860 was used to pay quarterly dividends.

OTHER

            During 2002, we directly wrote off $632, related to the WorldCom bankruptcy, in addition to our portion of losses that are shared through the NECA settlement pool process. During April 2003 we sold our major claims against WorldCom and recovered cash, $294 of which is a direct recovery of our loss.

EXTERNAL SOURCES OF CAPITAL AT MARCH 31, 2003

            As of March 31, 2003, our credit facility consists of Term Loan A, (a $50,000 single draw 10-year senior term loan with a remaining balance of $47,500), Term Loan B, (a $125,000 single draw 8.5-year senior term loan with a remaining balance of $119,000) and an 8.5-year senior reducing revolving credit facility, with a reduced total availability of $73,500, of which $41,550 is borrowed. The revolving credit facility, of which $31,950 was available as of March 31, 2003, is available to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired their long-term loans of $35,000.

            The Term Loan A for $47,500 requires interest only payments for three years, with increasing quarterly principal payments from the third quarter of 2004 through the second quarter 2011. The Term Loan B for $119,000 requires interest only payments for two years, with increasing quarterly principal payments from the third quarter of 2004 through the fourth of quarter 2010. The revolving credit facility requires interest only payments for two years, with increasing quarterly principal reductions of the amount available to borrow from the third quarter of 2004 through the fourth quarter of 2010. Interest on both the loan and the revolving credit facility is payable at a base rate or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee must be paid on the unused portion of the revolving credit facility. The $35,000 Conestoga loans require interest only payments for three years with equal quarterly payments from the first quarter of 2005 through the fourth quarter of 2014.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

            Upon completion of the sale of Conestoga Wireless on January 14, 2003, we received approximately $10,005 and, as required by the Senior Secured Credit Facility mandatory repayment terms, subsequently repaid $2,500 of the Term A loan, $6,000 of the Term B loan and $1,500 on our revolving credit facility. As of March 31, 2003, we had no other unsecured lines of credit.

            Our borrowing capacity at March 31, 2003, as limited by our covenants, is $75,000 senior reducing revolving credit loan, reduced to $73,500 for 8.5 years, of which $41,550 was drawn.

            As of March 31, 2003, the full amount of the revolver was available for borrowing without breaking any of the covenants. For further information regarding our long-term debt, see note 9 to our consolidated financial statements. Our ratio of total debt to total debt plus capital increased to 55.0% at March 31, 2003 from 54.8% at December 31, 2002.

COMMITMENTS, CONTINGENCIES AND PROJECTED USES OF CAPITAL

            We believe that our most significant commitments, contingencies and projected uses of funds in 2003, other than for operations, include capital expenditures, the payment of quarterly common stock dividends and other contractual obligations. On April 24, 2003, we declared a quarterly common stock dividend of $0.125 per share payable on June 15, 2003 to holders of record on June 2, 2003. We expect that this dividend will result in an aggregate payment of approximately $1,900. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

            On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga's obligations under a Build-to-Suit Agreement ("BTS") with Mountain Union Telecom LLC ("Mountain Union"). The obligations related to the construction of 20 wireless communications towers for Conestoga's wireless subsidiary, Conestoga Wireless Company ("CWC"). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless, LLC ("Keystone Wireless") for the sale of the wireless telephone assets of CWC. Although D&E sold the assets of this business on January 14, 2003, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites, and after construction of each tower, enter into a long-term operating lease with Mountain Union for space on the tower. At closing on the sale of CWC, Keystone Wireless assumed 9 leases of tower space under the BTS. Keystone Wireless is also contractually obligated to enter into up to 6 additional operating leases for tower space under the BTS, provided that sites therefore can be located and the towers built under the BTS. Consequently, Keystone Wireless is committed to leasing space on a total of 15 towers under the BTS, provided that sites therefore can be located and the towers built under the BTS. Should any of the obligations under the BTS to build 20 towers remain unfulfilled, D&E could be subject to penalties for nonperformance. Because the underlying assets of CWC were sold under the asset purchase agreement, D&E has considered any remaining obligations and potential

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      penalties under the BTS a contingent liability. As of March 31, 2003, D&E has recorded an estimated $675 for its remaining commitment under the BTS.

            As part of the Company's acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga's wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200 and that is presented as an offset to the fair value of the Conestoga assets held for sale at December 31, 2002.

            We hold a 33% interest in EuroTel and a 28.88% interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In the first quarter of 2003, D&E made advances of $458 to EuroTel and we expect that our total 2003 advances will be approximately $1,200 in the aggregate. Additionally, we have provided a letter of commitment to advance funds to Pilicka for 2003 however, management does not anticipate having to advance funds to Pilicka during 2003.

CRITICAL ACCOUNTING POLICIES

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

      REGULATED ASSET DEPRECIATION

            We use a composite group remaining life method and straight-line composite rates to depreciate the regulated property assets of our RLEC and CLEC segments. Under this method, when we replace or retire such assets, we deduct the original cost of these assets and charge it to accumulated depreciation. The effect of this accounting is to amortize any gains or losses on dispositions over the service lives of the remaining regulated telephone property assets rather than recognizing such gain or loss in the period of retirement.

            In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity and salvage values and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings.

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

      IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED INTANGIBLES

            Upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value, which we will perform annually as of April 30. There is a two-step process for assessment for impairment of goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. While we have never recorded a material impairment charge for goodwill and indefinite-lived intangibles, future events or changes in circumstances could result in a material charge to earnings.

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

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      RETIREMENT BENEFITS

            Retirement benefits are a significant cost of doing business, yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 "Employers' Accounting for Pensions". Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2003, the Financial Accounting Standards Board ("FSAB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company has not yet determined the impact this pronouncement will have on the Company's financial position, results of operations or cash flows.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, D&E will continue to account for the Company's stock-based compensation in accordance with APB No. 25, and the adoption of SFAS No. 148 requires prominent disclosures about the effects of SFAS No. 123 on reported income in the interim financial statements.

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS No. 143 effective January 1, 2003 and recorded an after-tax benefit of approximately $260 as a cumulative effect accounting adjustment in the first quarter of 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years.

            In 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". D&E applied the initial recognition and measurement provisions on a prospective basis effective December 31, 2002. This interpretation requires that, at the time a Company issues a guarantee, the Company must recognize a liability for the fair value of that obligation under the guarantee. As part of the Company's acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga's wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200 and that is presented as an offset to the fair value of the Conestoga assets held for sale at December 31, 2002.

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

FORWARD-LOOKING STATEMENTS

            This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as "believes," "expects," "anticipates," "estimates," "intends," "strategy," "plan," or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements.

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

            As of March 31, 2003, we had approximately $245,866 of total indebtedness, including current maturities, which increased in connection with the Conestoga acquisition. This increased indebtedness could restrict our operations due to the following factors, among others:

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

            In connection with the acquisition of Conestoga, we committed to a plan to sell the assets of Conestoga's wireless segment. The sale was completed on January 14, 2003. We will have

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      continuing involvement after the sale as a result of our continued guarantees of lease obligations on the wireless tower sites that were sold and our responsibilities under build-to-suit agreements. Payments required under the build-to-suit agreement and payments, if any, that become due under the wireless tower site guarantees could restrict our operations by reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

            As an integrated communications provider, we face competition from:

      - competitive local exchange carriers, including Adelphia, Commonwealth Telephone Enterprises and XO Communications;

      - wireless service providers, including Cingular, Verizon Wireless, AT&T Wireless, Nextel and T-Mobile

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

      We may be unable to secure unbundled network elements at reasonable rates, in which case our CLEC growth may be delayed and the quality of service may decline.

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

            We also provide digital subscriber line (DSL) services. To provide unbundled DSL-capable lines that connect each end-user to equipment, we rely on other telephone companies. The Telecommunications Act of 1996 generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Charges for DSL-capable lines and other unbundled network elements may vary based on rates proposed by other telephone companies and approved by state regulatory commissions. Increases in these rates could harm our CLEC business.

      If we expand our CLEC operations, the success of this expansion will be dependent on interconnection agreements, permits and rights-of-way. The failure to obtain these agreements and permits on favorable terms could hamper any such expansion.

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

            The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. For example, the FCC is currently considering the issue of wireless local number portability. The final disposition of this issue is unclear at this time; however, the potential exists for a ruling that would have a negative impact on our RLEC and CLEC operations. In this regard, the regulatory environment governing ILEC operations has been and

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        (Dollar amounts are in thousands)

      will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services to our service areas. The introduction of pro-competitive policies could have a negative effect on our ILEC operating results yet at the same time present operating opportunities to our CLEC business.

      We no longer have a limited suspension from certain interconnection requirements of the Telecommunications Act of 1996. As a result, we may be subject to additional competition for telecommunications services.

            Our RLEC services held a limited suspension until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996. The suspension protected the interconnection services in our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our services and facilities. Since we, along with all other RLECs in Pennsylvania, did not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.

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

      Impairment of Goodwill and Indefinite-Lived Intangibles.

            The annual tests for impairment of goodwill and indefinite-lived intangibles which we will perform as of April each year may result in an unplanned expense and reduction of asset value if future cash flow estimates are insufficient to justify the goodwill and indefinite-lived intangible assets' carrying values.

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 3. Quantitative and Qualitative Disclosure
                               About Market Risks
                        (Dollar amounts are in thousands)

            We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of March 31, 2003, our debt can be categorized as follows:

Fixed interest rates:
   Secured Term Loans ........................................         $    35,000
Subject to interest rate fluctuations:
   Senior Secured Revolving Credit Facility ..................         $    41,550
   Senior Secured Term Loans .................................         $   166,500

            As part of our loan covenant conditions, we have arranged interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of March 31, 2003, our bank debt is as follows:

                                                                                          AVERAGE
                                                                           PRINCIPAL        RATE         FAIR VALUE
                                                                           ---------      -------        ----------
Rates fixed for two years through interest rate swaps .........            $ 35,000         6.29%         $ 35,000
Rates fixed for three years through interest rate swaps .......            $ 35,000         6.93%         $ 35,000
Rates fixed for four years through interest rate swaps ........            $ 35,000         7.23%         $ 35,000
Fixed rate debt, rates fixed for twelve years .................            $ 35,000         9.35%         $ 40,946
Total fixed rates 58% of total debt ...........................            $140,000         6.37%         $145,946
Variable rate debt 42% of total debt ..........................            $103,050         5.33%         $103,050

            If interest rates rise above the rates of the variable debt, we could realize additional interest expense of $515 for each 50 basis points above the variable rates. If rates were to decline, we would realize less interest expense of approximately $515 for each 50 basis point decrease in rates.

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

Form 10-Q

                    D&E Communications, Inc. and Subsidiaries
                   Part I - Financial Information (continued)

                 Item 3. Quantitative and Qualitative Disclosure
                               About Market Risks
                        (Dollar amounts are in thousands)

                                                                       AVERAGE
                                      NOTIONAL            AVERAGE     RECEIVED
         TERMS OF SWAPS                AMOUNTS           PAY RATE       RATE         FAIR VALUE
         --------------                -------           --------       ----         ----------
     11/25/02 to 11/25/04          $       35,000         6.29%         5.17%      $         618
     12/04/02 to 12/04/05          $       35,000         6.93%         5.30%      $         865
     11/25/02 to 11/25/06          $       35,000         7.23%         5.17%      $       1,187

            If interest rates rise above the rates fixed by these swaps, we could realize other income of $525 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other expense of approximately $525 for each 50 basis point decrease in rates.

            Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

                         Item 4. Controls and Procedures

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit                    Identification of
  No.                          Exhibit                                Reference
-------                        -------                                ---------
  99.1         Certification of Chief Executive Officer             Filed herewith.

  99.2         Certification of Chief Financial Officer             Filed herewith.

(b)   Reports on Form 8-K:

      One current report on Form 8-K dated January 29, 2003, was filed during the quarter ended March 31, 2003. The report announced the completion of the sale of the assets of the Company's subsidiary, Conestoga Wireless Company.

                    D&E Communications, Inc. and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    D&E Communications, Inc.


Date: May 15, 2003
                                    By:  /s/ G. William Ruhl
                                        ----------------------------------------
                                           G. William Ruhl
                                           Chief Executive Officer


Date: May 15, 2003
                                    By:  /s/ Thomas E. Morell
                                        ----------------------------------------
                                           Thomas E. Morell
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

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

Date: May 15, 2003


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

                    D&E Communications, Inc. and Subsidiaries

            could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                                 /s/ Thomas E. Morell
                                             ----------------------------
                                             Thomas E. Morell
                                             Chief Financial Officer