Form 10-Q
period 2003-06-30
D&E COMMUNICATIONS INC
filed 2003-08-12
CIK 1011737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Registrant’s Telephone Number: (717) 733-4101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes  [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003

Common Stock, par value $0.16 per share	15,525,156 Shares

D&E Communications, Inc. and Subsidiaries
Form 10-Q

i

D&E Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

OPERATING REVENUE
Communication service revenues	$38,975	$22,673	$77,833	$38,582
Communication products sold	3,698	3,690	6,343	6,968
Other	614	467	1,196	857

Total operating revenues	43,287	26,830	85,372	46,407

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	14,473	8,618	29,429	15,624
Cost of communication products sold	2,755	3,257	5,016	6,032
Depreciation and amortization	9,576	5,847	19,127	9,728
Marketing and customer services	3,891	2,865	7,930	5,007
Merger related costs	—	973	—	973
General and administrative services	6,125	5,961	12,200	9,497

Total operating expenses	36,820	27,521	73,702	46,861

Operating income (loss)	6,467	(691)	11,670	(454)

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(682)	(702)	(1,360)	(1,177)
Interest expense	(4,602)	(2,048)	(9,197)	(2,756)
Other-than-temporary loss on investments	—	(2,999)	—	(2,999)
Other, net	72	194	928	201

Total other income (expense)	(5,212)	(5,555)	(9,629)	(6,731)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	1,255	(6,246)	2,041	(7,185)
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	428	(2,288)	743	(2,437)
Dividends on utility preferred stock	17	17	33	33

Total income taxes and dividends on utility preferred stock	445	(2,271)	776	(2,404)

Income (loss) from continuing operations	810	(3,975)	1,265	(4,781)
Discontinued operations:
Gain on disposal of discontinued D&E Wireless Segment, net of operating losses during phase-out period and net of income taxes of $29,199	—	55,785	—	55,785
Loss from operations of discontinued Paging business, net of income tax benefit of $24, $3, $27 and $5	(46)	(6)	(53)	(9)

Income before cumulative effect of change in accounting principle	764	51,804	1,212	50,995
Cumulative effect of change in accounting principle, net of income taxes of $177 (See Note 2)	—	—	260	—

NET INCOME	$764	$51,804	$1,472	$50,995

Weighted average common shares outstanding	15,453	10,722	15,437	9,047
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.05	$(0.37)	$0.08	$(0.53)
Income from discontinued operations	0.00	5.20	0.00	6.17
Cumulative effect of accounting change (See Note 2)	0.00	0.00	0.02	0.00

Net income (loss) per common share	$0.05	$4.83	$0.10	$5.64

Dividends per common share	$0.13	$0.13	$0.25	$0.25

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per-share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,137	$15,514
Accounts receivable, net of reserves of $1,162 and $1,416	17,780	19,368
Inventories, lower of cost or market, at average cost	3,573	3,475
Prepaid expenses	10,213	7,454
Other	1,174	1,074

TOTAL CURRENT ASSETS	46,877	46,885

INVESTMENTS
Investments in and advances to affiliated companies	4,488	5,142
Investments available-for-sale	2,061	1,313

	6,549	6,455

PROPERTY, PLANT AND EQUIPMENT
In service	312,045	307,000
Under construction	6,373	3,456

	318,418	310,456
Less accumulated depreciation	123,167	109,351

	195,251	201,105

OTHER ASSETS
Assets held for sale	—	6,665
Goodwill	147,488	147,488
Intangible assets, net of accumulated amortization	175,865	178,964
Other	13,089	14,256

	336,442	347,373

TOTAL ASSETS	$585,119	$601,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$1,203	$132
Accounts payable and accrued liabilities	21,614	20,112
Accrued taxes	731	19,520
Accrued interest and dividends	1,767	1,840
Advance billings, customer deposits and other	8,232	8,535

TOTAL CURRENT LIABILITIES	33,547	50,139

LONG-TERM DEBT	244,630	244,966

OTHER LIABILITIES
Deferred income taxes	84,132	85,516
Other	22,634	19,148

	106,766	104,664

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 ½%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14,456 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 30,000,000	2,524	2,512
Outstanding shares: 15,492,305 at June 30, 2003 and 15,413,640 at December 31, 2002
Additional paid-in capital	158,856	158,101
Accumulated other comprehensive income (loss)	(7,327)	(7,071)
Retained earnings	49,959	52,343
Treasury stock at cost, 306,913 shares at June 30, 2003 and 306,910 shares at December 31, 2002	(5,282)	(5,282)

	198,730	200,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$585,119	$601,818

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$20,021	$2,721

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(7,951)	(10,763)
Business acquisition costs	—	(156,143)
Proceeds from Conestoga Wireless and Paging sales	10,176	—
Increase in investments and advances to affiliates	(825)	(1,267)
Decrease in investments and repayments from affiliates	120	550

Net Cash Provided By (Used In) Investing Activities from Continuing Operations	1,520	(167,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,689)	(2,718)
Payments on long-term debt	(11,264)	(42,210)
Proceeds from long-term debt financing	12,000	160,000
Payment of debt issuance costs	—	(7,922)
Net proceeds from (payments on) revolving lines of credit	—	(11,757)
Proceeds from issuance of common stock	588	570

Net Cash Provided By (Used In) Financing Activities from Continuing Operations	(2,365)	95,963

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	19,176	(68,939)
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash Provided by (Used in) Operating Activities of Discontinued Operations	(20,553)	40
Cash Provided by Investing Activities of Discontinued Operations	—	75,435

Net Cash Provided by (Used In) Discontinued Operations	(20,553)	75,475

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,377)	6,536
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	15,514	615

END OF PERIOD	$14,137	$7,151

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the six months ended June 30, 2003 and 2002
(in thousands)
(Unaudited)

	2003		2002

	Shares	Amount	Shares	Amount

COMMON STOCK
Balance at beginning of year	15,721	$2,512	7,639	$1,219
Common stock issued for acquisition	—	—	7,869	1,259
Common stock issued for Employee Stock Purchase, Long-term Incentive and Dividend Reinvestment Plans	36	5	115	18
Common stock issued for stock options exercised	42	7	40	6

Balance at June 30	15,799	2,524	15,663	2,502

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		158,101		39,956
Common stock issued for acquisition		—		115,668
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plan		378		1,667
Common stock issued for stock options exercised		377		367

Balance at June 30		158,856		157,658

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(7,071)		(2,833)
Unrealized gain (loss) on investments, net of tax		464		(1,868)
Loss realized on other-than-temporary decline, net of tax		—		1,825
Unrealized loss on interest rate swap agreements, net of tax		(720)		—

Balance at June 30		(7,327)		(2,876)

RETAINED EARNINGS
Balance at beginning of year		52,343		10,637
Net income (loss)		1,472		50,995
Dividends on common stock: $0.25 per share for each period		(3,856)		(2,835)

Balance at June 30		49,959		58,797

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(277)	(5,104)
Treasury stock acquired	—	—	—	—

Balance at June 30	(307)	(5,282)	(277)	(5,104)

TOTAL SHAREHOLDERS’ EQUITY	15,492	$198,730	15,386	$210,977

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

COMPREHENSIVE INCOME (LOSS)
Net income	$764	$51,804	$1,472	$50,995
Unrealized gain (loss) on investments, net of income taxes of $251,($774), $284 and ($1,198)	410	(1,211)	464	(1,868)
Unrealized loss on interest rate swap agreements, net of income taxes of ($335) and ($493)	(488)	—	(720)	—
Loss realized on other-than-temporary decline, net of tax of $1,174	—	1,825	—	1,825

Total comprehensive income	$686	$52,418	$1,216	$50,952

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly-owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E or the Company.

The accompanying financial statements are unaudited and we have prepared them pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly our results of operations, financial position and cash flows for the periods presented. Certain items in the financial statements for the three months and six months ended June 30, 2002 have been reclassified for comparative purposes to conform to the current periods’ presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25 and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three months ended		Six months ended
(In thousands, except per share amounts)	June 30,		June 30,
	2003	2002	2003	2002

Net income, as reported	$764	$51,804	$1,472	$50,995
Add: stock-based employee compensation included in reported net income, net of related tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(12)	—	(25)	—

Pro forma net income	$752	$51,804	$1,447	$50,995

Basic and diluted income per share:
As reported	$0.05	$4.83	$0.10	$5.64
Pro forma	$0.05	$4.83	$0.09	$5.64

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

     The fair value of options grants of $4.46 and $6.20, based on the estimated value at the date of grant, both of which were in the year ended December 31, 2002 and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following assumptions that have not changed since no options were granted in 2003:

Dividend yield		2.55%
Expected life	5	years
Expected volatility		60.30%
Risk-free interest rate		4.47%

(2)	ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The preferred stock of utility subsidiary does not fall within the guidance of SFAS No. 150 requiring classification as a liability.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement, the provisions of which are applied, prospectively is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS No. 143 effective January 1, 2003 and recorded an after-tax benefit of approximately $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. As a result, D&E has no liability accrued at June 30, 2003.

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

	Three months ended		Six months ended
	June 30, 2003		June 30, 2003

	As Reported	Pro forma	As Reported	Pro forma

Net income	$764	$764	$1,472	$1,212
Basic earnings per share	$0.05	$0.05	$0.10	$0.08
Diluted earnings per share	$0.05	$0.05	$0.10	$0.08

	Three months ended		Six months ended
	June 30, 2002		June 30, 2002

	As Reported	Pro forma	As Reported	Pro forma

Net income	$51,804	$51,810	$50,995	$51,007
Basic earnings per share	$4.83	$4.83	$5.64	$5.64
Diluted earnings per share	$4.83	$4.83	$5.64	$5.64

In 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. D&E applied the initial recognition and measurement provisions consistent with a prospective basis effective December 31, 2002. This interpretation requires that at the time a company issues a guarantee, the company must recognize a liability for the fair value of that obligation under the guarantee. As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union Telecom for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200 and that is presented as an offset to the fair value of the Conestoga assets held for sale at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. D&E is currently evaluating the impact of this interpretation on the Company’s financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. D&E is currently evaluating the impact this statement will have on its financial position or results of operations.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings (loss) per share computation
Income (loss) from continuing operations	$810	$(3,975)	$1,265	$(4,781)
Income (loss) from discontinued operations	(46)	55,779	(53)	55,776
Cumulative effect of accounting change	—	—	260	—

Net income	$764	$51,804	$1,472	$50,995

Weighted average shares (thousands)	15,453	10,722	15,437	9,047

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.05	$(0.37)	$0.08	$(0.53)
Income (loss) from discontinued operations	—	5.20	—	6.17
Cumulative effect of accounting change	—	—	0.02	—

Net income (loss)	$0.05	$4.83	$0.10	$5.64

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Diluted earnings (loss) per share computation
Income (loss) from continuing operations	$810	$(3,975)	$1,265	$(4,781)
Income (loss) from discontinued operations	(46)	55,779	(53)	55,776
Cumulative effect of accounting change	—	—	260	—

Net income (loss)	$764	$51,804	$1,472	$50,995

Weighted average shares (thousands)	15,453	10,722	15,437	9,047
Plus incremental shares from assumed stock option exercises	45	—	43	—

Adjusted weighted average shares	15,498	10,722	15,480	9,047

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.05	$(0.37)	$0.08	$(0.53)
Income (loss) from discontinued operations	—	5.20	—	6.17
Cumulative effect of accounting change	—	—	0.02	—

Net income (loss)	$0.05	$4.83	$0.10	$5.64

(4)	ACQUISITION

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

	Three months ended	Six months ended
	June 30, 2002	June 30, 2002

Pro forma operating revenues	$42,470	$85,948
Pro forma income before extraordinary items	46,434	46,720
Pro forma net income	46,434	46,720
Pro forma income per share	$2.91	$3.00

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

(5)	INTANGIBLE ASSETS

The intangible assets and related accumulated amortization recorded on our balance sheets are as follows:

	As of June 30, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	amount	amortization	amount	amortization

Indefinite-lived intangibles:
Franchises	$104,800	$—	$104,800	$—
Finite-lived intangibles:
Customer relationships	75,700	(5,973)	75,700	(3,217)
Trademarks and Trade names	1,200	(433)	1,200	(233)
Non-compete agreements	1,424	(853)	1,424	(710)

Total intangible assets	$183,124	$(7,259)	$183,124	$(4,160)

Aggregate amortization expense related to these intangible assets recorded for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002, was $1,554, $585, $3,109 and $657, respectively.

(6)	DISCONTINUED OPERATIONS

D&E Wireless

D&E owned a fifty percent partnership interest in PCS ONE and performed related contract services to PCS ONE, which constituted a separate segment of D&E’s business. On October 17, 2001, D&E entered into a definitive agreement to sell its interest in PCS ONE to VoiceStream Wireless Corporation.

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

During the three-month period ended March 31, 2003, D&E paid $20,500 in taxes related to gain on sale of PCS ONE which are included in cash used in operating activities of discontinued operations in the statement of cash flows.

Summarized financial information for the discontinued operations of our wireless business is as follows:

	Three months ended	Six months ended
	June 30, 2002	June 30, 2002

Revenue	$1,230	$4,012
Expenses	1,146	3,591

Operating income	84	421
Equity in net loss of PCS ONE	—	(1,605)
Phase-out losses deferred until sale	—	1,268
Gain on sale of PCS ONE	84,900	84,900

Income from D&E Wireless operations before taxes	84,984	84,984
Income taxes	29,199	29,199

Income from discontinued operations, net of taxes	$55,785	$55,785

The summarized results of operations of PCS ONE were as follows:

	Three months ended	Six months ended
	June 30, 2002	June 30, 2002

Net sales	$—	$12,312
Net loss	—	$(3,211)
Our share of loss	—	$(1,605)

Paging Services

During the third quarter of 2002, D&E committed to a plan to sell the $215 total assets of Conestoga Mobile Systems’ ($205) and D&E’s paging operations ($10). As such, the assets were reported as held for sale and the results of operations were reported in discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale. In January 2003, we entered into an agreement to sell our paging operations’ assets for $215. The transaction closed for $171 on May 29, 2003. The final selling price was less than anticipated and resulted in a $29

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

asset impairment. This was caused by a smaller customer base on the date of sale than anticipated when the agreement was entered into. No liabilities were included as part of the sale.

Summarized income statement information for the discontinued operations of the paging services, including Conestoga Mobile Systems’ operations post D&E’s acquisition on May 24, 2002, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$64	$84	$236	$110
Expenses	134	93	316	124

Operating loss	(70)	(9)	(80)	(14)
Income taxes	(24)	(3)	(27)	(5)

Loss from paging operations, net of taxes	$(46)	$(6)	$(53)	$(9)

(7)	SALE OF CONESTOGA WIRELESS ASSETS

In connection with the acquisition of Conestoga, the Company had committed to a plan to sell the assets of Conestoga’s wireless segment. As such, these assets were reported as held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale.

On November 12, 2002, D&E entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC (“Keystone”), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers, Florida-based company that owns and manages wireless communications systems throughout the United States. The sale was completed on January 14, 2003. Upon completion of the sale, and subject to certain purchase price adjustments determined after closing, D&E received $10,000 in cash and a $10,000 face value secured promissory note issued by Keystone. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest from the date of the note, at the 60-day LIBOR rate plus 5% and is receivable beginning on December 31, 2003 and on the last day of each quarter thereafter. As this note receivable is from a highly leveraged entity and the business sold has not generated positive cash flows, D&E will record value to the note when cash recoveries are received. The note carries certain rights where we can convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period begins on December 31, 2004 and ends May 1, 2005.

The results of operations of the Conestoga wireless segment held for sale are not reported in discontinued operations because D&E has continuing involvement after the sale as a result of D&E’s continued guarantees on wireless tower site leases and D&E’s responsibilities under a Build-to-Suit Agreement. No gain or loss was recorded as a result of the sale. However a loss of $675 related to D&E’s estimated commitments in the Build-to-Suit Agreement has been recorded

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

in communication services expenses in 2002. The fair value of the Conestoga wireless segment of $6,450 included in the final purchase price allocation was determined as follows:

Cash	$10,000
Less: costs to sell and purchase price adjustments	(350)
Fair value of lease guarantees	(3,200)

Total	$6,450

The carrying amounts of the major classes of assets included as part of the Conestoga wireless business sold are as follows:

December 31, 2002

Inventories	$166
Property and equipment	9,084
PCS licenses	400

Total assets sold	9,650
Less: Fair value of lease guarantees remaining with D&E	(3,200)

Net assets sold	$6,450

(8)	INVESTMENTS IN AFFILIATED COMPANIES

D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, and also holds a 27.85% investment in Pilicka, a telecommunications company located in Poland. D&E also owns a 28.88% direct investment in Pilicka. D&E accounts for both its investment in EuroTel and its investment in Pilicka using the equity method of accounting.

In July 2002, EuroTel’s subsidiary PenneCom, initiated a legal action against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. The suit was dismissed by the United States District Court for the Southern District of New York and PenneCom has appealed that decision to the Second Circuit Court of Appeals. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

The summarized results of operations of EuroTel were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$—	$—	$—	$—
Net loss	(919)	(354)	(1,878)	(1,047)
Our share of loss	(306)	(118)	(626)	(349)

The summarized results of operations of Pilicka were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$2,633	$2,415	$4,983	$4,723
Net loss	(900)	(1,136)	(1,738)	(1,924)
Our share of loss	(260)	(352)	(502)	(596)
Investment amortization	(116)	(232)	(232)	(232)
Total loss	(376)	(584)	(734)	(828)

(9)	LONG-TERM DEBT

The following table sets forth the total long-term debt outstanding:

	Interest		June 30,	December 31,
	Rate	Maturity	2003	2002

Senior Secured Revolving Credit Facility	4.89%	2009	$41,550	$32,250
Senior Secured Term Loan B	5.34%	2010	119,000	125,000
Senior Secured Term Loan A	5.44%	2011	47,500	50,000
Secured Term Loan	9.34%	2014	20,000	20,000
Secured Term Loan	9.36%	2014	15,000	15,000
Capital lease obligations			2,783	2,848

			245,833	245,098
Less current maturities			1,203	132

Total long-term debt			$244,630	$244,966

The Senior Secured Credit Facility includes a mandatory repayment of principal from any single asset sale or series of related transactions, which total more than $1,000 if the proceeds are not reinvested in assets used in the business within 180 days. Consequently, as a result of the collection of $10,000 from the sale of Conestoga Wireless, D&E made the following payments in the first quarter of 2003 that permanently reduced the total loan availability:

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars in thousands, except per-share amounts)
(Unaudited)

Senior Secured Revolving Credit Facility	$1,500
Senior Secured Term B	6,000
Senior Secured Term A	2,500

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. The tax liability incurred by D&E in connection with the sale of its PCS ONE partnership interest in April 2002, $20,500, was originally scheduled to be paid prior to the closing of the credit agreement. The payment was deferred and paid in March 2003. As a result, for the purposes of calculating compliance with the debt service coverage ratio in the credit agreement, with the consent of the lenders, such tax liability will be excluded in each quarter through December 31, 2003. As such, D&E was in compliance with all covenants at March 31, 2003 and at June 30, 2003. Further, based on the excess cash flow generated during the second quarter of 2003, D&E has classified $1,066 of the revolving credit as short-term debt and will reduce that loan with a payment in August 2003.

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

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars amounts are in thousands)
(Unaudited)

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)

	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

Segment
RLEC	$25,982	$14,867	$1,869	$955	$8,588	$1,131
CLEC	8,697	3,903	175	120	(906)	(1,068)
Internet Services	1,328	981	169	37	(143)	(182)
Systems Integration	6,227	5,996	4	18	(1,151)	(658)
Conestoga Wireless	—	765	—	6	—	(404)
Corporate, Other and Eliminations	1,053	318	(2,217)	(1,136)	79	490

Total	$43,287	$26,830	$—	$—	$6,467	$(691)

	External Revenues		Intersegment Revenues		Operating Income (Loss)

	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

Segment
RLEC	$51,728	$25,467	$3,825	$1,801	$16,300	$3,421
CLEC	17,083	5,592	325	227	(1,867)	(1,941)
Internet Services	2,597	1,860	320	43	(319)	(471)
Systems Integration	11,397	11,486	15	25	(2,314)	(1,355)
Conestoga Wireless	456	765	4	6	(380)	(404)
Corporate, Other and Eliminations	2,111	1,237	(4,489)	(2,102)	250	296

Total	$85,372	$46,407	$—	$—	$11,670	$(454)

	Segment Assets

	June 30,	December 31,
	2003	2002

Segment
RLEC	$488,740	$489,950
CLEC	63,644	62,973
Internet Services	6,625	8,068
Systems Integration	19,861	20,358
Conestoga Wireless	—	8,511
Corporate, Other and Eliminations	6,249	11,958

Total	$585,119	$601,818

     The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements
(Dollars amounts are in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Operating income from reportable segments	$6,388	$(1,181)	$11,420	$(750)
Corporate, other and eliminations	79	490	250	296
Equity in net losses of affiliates	(682)	(702)	(1,360)	(1,177)
Interest expense	(4,602)	(2,048)	(9,197)	(2,756)
Loss on investments	—	(2,999)	—	(2,999)
Other, net	72	194	928	201

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$1,255	$(6,246)	$2,041	$(7,185)

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2002 as filed on Form 10-K with the SEC. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and six months ended June 30, 2002 have been reclassified for comparative purposes.

Overview

On May 24, 2002, we completed our acquisition of Conestoga Enterprises, Inc. (“Conestoga”), a neighboring rural local exchange carrier providing integrated communications services in central and eastern Pennsylvania. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp. (the “Merger Sub”), a wholly-owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002 (the “Merger Agreement”), by and among D&E, Conestoga and the Merger Sub (the “Merger”). We paid cash consideration of $149,422 and issued 7,876,655 shares of D&E common stock to Conestoga shareholders pursuant to the Merger Agreement. We also assumed existing indebtedness of Conestoga and outstanding options issued pursuant to Conestoga equity compensation plans.

We are a provider of integrated communications services to residential and business customers throughout the eastern half of Pennsylvania. We operate rural telephone companies, or rural local exchange carriers, or (“RLECs”), in parts of Berks, Lancaster, Union counties and smaller portions of three other adjacent counties in Pennsylvania, and competitive local telephone companies, or (“CLECs”), in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services, including local and long distance telephone, high speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions including the related communications and computer equipment in areas that extend beyond the markets listed above.

Our segments, excluding our paging services, which, as discussed below, was reported, until its sale on May 29, 2003, as a discontinued business, are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless. The measure of profitability for our segments is operating income.

Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists of charges paid by long distance, wireless and other telecommunications companies for access to our network in connection with the completion of long distance telephone calls. It also includes revenues from T-1 or direct special access service. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and a telemarketer call-blocking service. Regional long distance revenue is derived

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

from providing regional long distance services to our RLEC customers.

Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of charges paid by long distance and other telecommunication companies for access to our network in connection with the completion of long distance telephone and local calls. It also includes revenues from T-1 or direct special access service. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and a telemarketer call-blocking service. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

Our Internet Services revenue is derived from dial-up and high-speed Internet access services, in addition to web hosting services. We market these services primarily in our RLEC and CLEC service areas.

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

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our dial-up and DSL Internet services. Our Systems Integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services. Our Conestoga Wireless Segment incurred costs related to network facilities to provide wireless Personal Communication Service, engineering costs, network access costs and costs of wireless communications equipment sold.

We incur capital expenditures associated with access line additions, expenditures for upgrading existing facilities and costs related to the provision of DSL and dial-up Internet services in our RLEC and CLEC territories. We believe that our capital expenditures related to CLEC

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

access line growth are generally associated with providing service to new customers or transferring existing customers to our own facilities and therefore tend to result in incremental revenue or reduced expenditures. We believe that our additional capital expenditures relating to our investment in software and systems will maintain our competitive position in the marketplace.

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

On April 1, 2002, D&E consummated the sale of PCS ONE. The related contract services we provided to PCS ONE were terminated subsequent to the sale, after a six-month post closing period ended September 30, 2002.

Upon completion of the sale, D&E received $74,168 in cash, subject to post closing adjustments as set forth in the sale agreement. These adjustments were finalized in the third quarter of 2002 and resulted in additional cash proceeds of $2,294, which were collected in October 2002. In addition, we received equipment with a fair value of approximately $2,014. Selling and other estimated costs were approximately $3,836 and the gain on sale was $84,738 after eliminating the $10,098 liability for the equity in net losses of PCS One in excess of investments and advances. The associated income taxes were $29,301 resulting in an after tax gain of $55,437.

Conestoga’s wireless business was sold on January 14, 2003, and Conestoga and D&E’s paging businesses were classified as assets held for sale on the balance sheet prior to the completion of the sales. The paging business has been reported as a discontinued operation. On January 28, 2003, we entered into a definitive sales agreement to sell Conestoga and D&E’s paging businesses and the sale closed on May 29, 2003. Conestoga Wireless is included as part of operating activity and not as a discontinued operation because under accounting rules there is deemed to be continuing involvement as a result of our commitment to building out tower sites and a continuing lease guarantee related to certain tower sites.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three months ended June 30, 2003 and 2002:

						Corporate,
			Internet	Systems	Conestoga	Other and	Total
	RLEC	CLEC	Services	Integration	Wireless	Eliminations	Company

June 30, 2003 (1)
Revenues – External	$25,982	$8,697	$1,328	$6,227	$—	$1,053	$43,287
Revenues – Intercompany	1,869	175	169	4	—	(2,217)	—

Total Revenues	27,851	8,872	1,497	6,231	—	(1,164)	43,287

Depreciation and Amortization	7,784	994	182	416	—	200	9,576
Other Operating Expense	11,479	8,784	1,458	6,966	—	(1,448)	27,244

Total Operating Expenses	19,263	9,778	1,640	7,382	—	(1,243)	36,820

Operating Income (Loss)	$8,588	$(906)	$(143)	$(1,151)	$—	$79	$6,467

June 30, 2002 (1)
Revenues – External	$14,867	$3,903	$981	$5,996	$765	$318	$26,830
Revenues – Intercompany	955	120	37	18	6	(1,136)	—

Total Revenues	15,822	4,023	1,018	6,014	771	(818)	26,830

Depreciation and Amortization	4,740	479	113	359	—	156	5,847
Other Operating Expenses	9,951	4,612	1,087	6,313	1,175	(1,464)	21,674

Total Operating Expenses	14,691	5,091	1,200	6,672	1,175	(1,308)	27,521

Operating Income (Loss)	$1,131	$(1,068)	$(182)	$(658)	$(404)	$490	$(691)

(1)	We acquired Conestoga Enterprises, Inc. on May 24, 2002.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the six months ended June 30, 2003 and 2002:

						Corporate,
			Internet	Systems	Conestoga	Other and	Total
	RLEC	CLEC	Services	Integration	Wireless	Eliminations	Company

June 30, 2003 (1)
Revenues – External	$51,728	$17,083	$2,597	$11,397	$456	$2,111	$85,372
Revenues – Intercompany	3,825	325	320	15	4	(4,489)	—

Total Revenues	55,553	17,408	2,917	11,412	460	(2,378)	85,372

Depreciation and Amortization	15,550	1,969	351	840	—	417	19,127
Other Operating Expense	23,703	17,306	2,885	12,886	840	(3,045)	54,575

Total Operating Expenses	39,253	19,275	3,236	13,726	840	(2,628)	73,702

Operating Income (Loss)	$16,300	$(1,867)	$(319)	$(2,314)	$(380)	$250	$11,670

June 30, 2002 (1)
Revenues – External	$25,467	$5,592	$1,860	$11,486	$765	$1,237	$46,407
Revenues – Intercompany	1,801	227	43	25	6	(2,102)	—

Total Revenues	27,268	5,819	1,903	11,511	771	(865)	46,407

Depreciation and Amortization	7,856	725	211	673	—	263	9,728
Other Operating Expenses	15,991	7,035	2,163	12,193	1,175	(1,424)	37,133

Total Operating Expenses	23,847	7,760	2,374	12,866	1,175	(1,161)	46,861

Operating Income (Loss)	$3,421	$(1,941)	$(471)	$(1,355)	$(404)	$296	$(454)

(1)	We acquired Conestoga Enterprises, Inc. on May 24, 2002.

Consolidated Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Consolidated operating revenues from continuing operations increased $16,457, or 61.3%, to $43,287 for the second quarter ended June 30, 2003, from $26,830 in the same period of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full quarter in 2003, compared to only one month in 2002, after the May 24, 2002 acquisition. Two notable offsets to the increase were, (i) the sale of Conestoga Wireless in January 2003, resulted in decreased revenue of $771, and (ii) a decrease of $1,621 in the Systems Integration Segment attributable to the slow economy.

Consolidated operating income from continuing operations increased $7,158, to $6,467, for

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

the second quarter of 2003, from a loss of $691 in the same period of 2002. Operating income as a percentage of revenue increased to 14.9% in the second quarter of 2003 compared to a negative 2.6% in the same period of 2002. The improvement was primarily attributable to the Conestoga acquisition.

Other income and expense was a net expense of $5,212 in the second quarter of 2003 compared to a net expense of $5,555 in the same period of 2002. Our equity in the losses of our European affiliates decreased to $682 in the second quarter of 2003 from $702 in the same period of 2002. Interest expense increased to $4,602 in the second quarter of 2003, compared to $2,048 in the same period of 2002, primarily as a result of increased borrowings to complete the Conestoga acquisition on May 24, 2002. Finally, in the second quarter of 2002 a loss of $2,999 was recognized as an other-than-temporary loss on investments.

Income taxes were $428 in the second quarter of 2003 compared to a benefit of $2,288 in the same period of 2002 that was related to a loss from continuing operations. In April 2002, we sold our D&E Wireless joint venture interest for a gain of $55,785 after taxes with no similar transaction in 2003. Discontinued paging operations resulted in a loss of $46 after taxes in the second quarter of 2003 versus a loss of $6 in the second quarter of 2002, which did not include Conestoga’s paging business before the acquisition. Our net income was $764, or $0.05 per share in the second quarter of 2003 compared to $51,804, or $4.83 per share, in the second quarter of 2002. The $4.83 per share amount is made up of a loss from continuing operations of $0.37 and an income from discontinued operations of $5.20.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Consolidated operating revenues from continuing operations increased $38,965, or 84.0%, to $85,372 for the six months ended June 30, 2003, from $46,407 in the same period of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for all six months in 2003, compared to only one month in 2002, after the May 24, 2002 acquisition. Two notable offsets to the increase were, (i) the sale of Conestoga Wireless in January 2003, resulted in decreased revenue of $311, and (ii) a decrease of $3,748 in the Systems Integration Segment attributable to the slow economy.

Consolidated operating income from continuing operations increased $12,124, to $11,670, for the first half of 2003, from a loss of $454 in the same period of 2002. Operating income as a percentage of revenue increased to 13.7% in the first half of 2003 compared to a negative 1.0% in the same period of 2002. The improvement was primarily attributable to the Conestoga acquisition.

Other income and expense was a net expense of $9,629 in the first half of 2003 compared to a net expense of $6,731 in the same period of 2002. Our equity in the losses of our European

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

affiliates increased to $1,360 in the first half of 2003 from $1,177 in the same period of 2002. Interest expense increased to $9,197 in the first half of 2003, compared to $2,756 in the same period of 2002, primarily as a result of increased borrowings to complete the Conestoga acquisition on May 24, 2002. Other income increased $727 in 2003 from the prior year, primarily from a dividend received with a fair value of $801, on our investment in our primary lender compared with $94 received in the first half of 2002. Finally, in the second quarter of 2002 a loss of $2,999 was recognized as an other-than-temporary loss on investments.

Income taxes were $743 in the first half of 2003 compared to a benefit of $2,437 in the same period of 2002 that was related to a loss from continuing operations. In April 2002, we sold our D&E Wireless joint venture interest for a gain of $55,785 after taxes with no similar transaction in 2003. Discontinued paging operations resulted in a loss of $53 after taxes in the first half of 2002 versus a loss of $9 in the first half of 2002, which did not include Conestoga’s paging business before the acquisition. In 2003 we recorded $260 of income after taxes for the cumulative effect of adopting Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. Our net income was $1,472, or $0.10 per share (including $0.02 for the cumulative effect of SFAS No. 143), in the first half of 2003 compared to $50,995, or $5.64 per share, in the first half of 2002, made up of a loss from continuing operations of $0.53 and an income from discontinued operations of $6.17.

RLEC Segment Results

	Three months ended June 30,			Six months ended June 30,
	2003	2002	% Change	2003	2002	% Change

Revenues:
Local Telephone Service	$8,210	$4,889	67.9	$16,295	$8,425	93.4
Network Access	14,162	8,248	71.7	28,180	13,957	101.9
Other	5,479	2,685	104.1	11,078	4,886	126.7

Total Revenues	27,851	15,822	76.0	55,553	27,268	103.7

Depreciation and Amortization	7,784	4,740	64.2	15,550	7,856	97.9
Other Operating Expenses	11,479	9,951	15.4	23,703	15,991	48.2

Total Operating Expenses	19,263	14,691	31.1	39,253	23,847	64.6

Operating Income	$8,588	$1,131	659.3	$16,300	$3,421	376.5

Access Lines at June 30				144,374	146,902	(1.7)

RLEC segment revenues increased $12,029, or 76.0%, to $27,851 in the three months ended June 30, 2003, from $15,822 in the three months ended June 30, 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full quarter in 2003, compared to only one month in the second quarter of 2002 after the May 24, 2002 acquisition. The increase included $10,783 from the two extra months included in 2003. The one month of June 2003 revenue for the

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

Conestoga portion, increased $628 compared to June 2002, primarily from increases in local telephone service and network access revenue. In our original D&E RLEC division, we experienced an increase of $227 in basic local telephone service, an increase of $414 in network access, an increase of $101 in billing and collection revenue offset by decreases of $110 in regional long distance toll service and decreases of $14 in other revenues.

RLEC operating expenses increased $4,572, or 31.1%, to $19,263 in the second quarter of 2003, from $14,691 in the same period of the prior year. The second quarter of 2003 expenses included three months from Conestoga compared to one month in 2002 after the acquisition. Conestoga expenses increased $6,954 over the prior year’s quarter, while our D&E RLEC experienced a decrease of $2,382. The most significant decreases were from financing costs expensed during the second quarter of 2002 related to an abandoned debt offering, severance costs and a charge to bad debt expense of $428 for WorldCom receivables due as of June 30, 2002 as a result of their bankruptcy filing. Additionally, $260 was recovered from WorldCom in the second quarter of 2003.

RLEC segment revenues increased $28,285, or 103.7%, to $55,553 in the six months ended June 30, 2003, from $27,268 in the first half of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full six months in 2003, compared to only one month in 2002 after the May 24, 2002 acquisition. The increase included $26,766 from the five extra months included in 2003. The one month of June 2003 revenue for the Conestoga portion, increased $628 compared to June 2002, primarily from increases in local telephone service and network access revenue. In our original D&E RLEC division, we experienced an increase of $438 in basic local telephone service, an increase of $713 in network access, an increase of $108 in billing and collection revenue offset by decreases of $294 in regional long distance toll service and decreases of $74 in other revenues.

RLEC operating expenses increased $15,406, or 64.6%, to $39,253 in the first half of 2003, from $23,847 in the same period of the prior year. The first half of 2003 expenses included six months from Conestoga compared to one month in 2002 after the acquisition. Conestoga expenses increased $18,193 over the first half of 2002, while our D&E RLEC experienced a decrease of $2,787. The most significant decreases were from financing costs expensed during the second quarter of 2002 related to an abandoned debt offering, severance costs and a charge to bad debt expense of $428 for WorldCom receivables as a result of their bankruptcy filing. Additionally, $260 was recovered from WorldCom in the second quarter of 2003.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended June 30,			Six months ended June 30,
	2003	2002	% Change	2003	2002	% Change

Revenues:
Local Telephone Service	$2,367	$1,041	127.4	$4,575	$1,601	185.8
Network Access	1,418	611	132.1	2,656	995	166.9
Long Distance	4,899	2,279	115.0	9,827	3,054	221.8
Other	188	92	104.3	350	169	107.1

Total Revenues	8,872	4,023	120.5	17,408	5,819	199.2

Depreciation and Amortization	994	479	107.5	1,969	725	171.6
Other Operating Expenses	8,784	4,612	90.5	17,306	7,035	146.0

Total Operating Expenses	9,778	5,091	92.1	19,275	7,760	148.4

Operating Loss	$(906)	$(1,068)	(15.2)	$(1,867)	$(1,941)	(3.8)

Access Lines at June 30				34,212	29,541	15.8

CLEC segment revenues increased $4,849, or 120.5%, to $8,872 in the three months ended June 30, 2003, from $4,023 in the three months ended June 30, 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full quarter in 2003, compared to only one month in the second quarter of 2002 after the May 24, 2002 acquisition. Approximately $4,081 of the increase was from the two extra months included in 2003. The one month of June 2003 revenue for the Conestoga portion, decreased $74 from lower long distance revenue of $128 and increases in local telephone service and network access revenues. The increase was also related to our original D&E CLEC’s addition of access lines for new customers that primarily increased local telephone service revenues $333, increased network access revenues by $319, long distance revenues by $131 and other miscellaneous revenues by $59.

Operating expenses for the CLEC segment increased $4,687, or 92.1%, to $9,778 in the second quarter of 2003, from $5,091 in the same period of 2002. The second quarter of 2003 expenses included three months from Conestoga compared to one month in 2002 after the acquisition. Conestoga expenses increased $4,647 over the prior year’s quarter, while our D&E CLEC expenses increased $40. D&E expenses for network access, depreciation, customer service and general and administrative expenses increased $284 but were offset by a decrease of $244 in direct cost of operations.

CLEC segment revenues increased $11,589, or 199.2%, to $17,408 in the six months ended June 30, 2003, from $5,819 in the first half of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full six months in 2003, compared to only one month in 2002 after the May 24, 2002 acquisition. Approximately $10,062 of the increase was from the five extra months included in 2003. The one month of June 2003 revenue for the Conestoga portion, decreased $74, from lower long distance revenue of $128 and increases in local telephone service

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

and network access revenues. The increase was also related to our original D&E CLEC’s addition of access lines for new customers that primarily increased local telephone service revenues $625, increased network access revenues by $510, long distance revenues by $361 and other miscellaneous revenues by $105.

Operating expenses for the CLEC segment increased $11,515, or 148.4%, to $19,275 in the first half of 2003, from $7,760 in the same period of the prior year. The first half of 2003 expenses included six months from Conestoga compared to one month in 2002 after the acquisition. Conestoga expenses increased $11,124 over the prior year’s first half, while our D&E CLEC expenses increased $391. D&E expenses for network access, depreciation, customer service and general and administrative expenses increased $705 but were offset by a decrease of $314 in direct cost of operations.

Internet Services Segment Results

	Three months ended			Six months ended
	June 30,			June 30,

	2003	2002	% Change	2003	2002	% Change

Revenues	$1,497	$1,018	47.1	$2,917	$1,903	53.3
Depreciation and Amortization	182	113	61.1	351	211	66.4
Other Operating Expenses	1,458	1,087	34.1	2,885	2,163	33.4

Total Operating Expenses	1,640	1,200	36.7	3,236	2,374	36.3

Operating Loss	$(143)	$(182)	(21.4)	$(319)	$(471)	(32.3)

Customers at June 30
DSL				6,385	2,729	134.0
Dial-up Access				13,022	11,906	9.4
Web-hosting Services				759	560	35.5

Internet Services segment revenues increased $479, or 47.1%, to $1,497 in the three months ended June 30, 2003, from $1,018 in the three months ended June 30, 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full quarter in 2003, compared to only one month in the second quarter of 2002 after the May 24, 2002 acquisition. The increase included $230 from the two extra months recorded in 2003. The remaining increase resulted from an increase in the number of dial-up single user residential and business customers, as well as DSL customers and web hosting subscribers in our original market areas and the expansion into Conestoga’s territory.

Operating expenses for the Internet Services segment increased $440, or 36.7%, to $1,640 in the second quarter of 2003, from $1,200 in the same period of 2002. The second quarter of 2003 expenses included three months from Conestoga compared to one month in 2002 after the

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

acquisition. Conestoga expenses increased $282 over the prior year’s quarter, while our D&E Internet Services expenses increased $158.

Internet Services segment revenues increased $1,014, or 53.3%, to $2,917 in the six months ended June 30, 2003, from $1,903 in the first half of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for the full six months in 2003, compared to only one month in the first half of 2002 after the May 24, 2002 acquisition. The increase included $561 from the five extra months included in 2003. The remaining increase resulted from an increase in the number of dial-up single user residential and business customers, as well as DSL customers and web-hosting subscribers in our original market areas and the expansion into Conestoga’s territory.

Operating expenses for the Internet Services segment increased $862, or 36.3%, to $3,236 in the first half of 2003, from $2,374 in the same period of the prior year. The first half of 2003 expenses included six months from Conestoga compared to one month in 2002 after the acquisition. Conestoga expenses increased $627 over the prior year’s first half, while our D&E Internet Services expenses increased $235.

Systems Integration Segment Results

	Three months ended			Six months ended
	June 30,			June 30,

	2003	2002	% Change	2003	2002	% Change

Revenues	$6,231	$6,014	3.6	$11,412	$11,511	(0.9)
Depreciation and Amortization	416	359	15.9	840	673	24.8
Other Operating Expenses	6,966	6,313	10.3	12,886	12,193	5.7

Total Operating Expenses	7,382	6,672	10.6	13,726	12,866	6.7

Operating Loss	$(1,151)	$(658)	74.9	$(2,314)	$(1,355)	70.8

Systems Integration segment revenues increased $217, or 3.6%, to $6,231 in the three months ended June 30, 2003, from $6,014 in the three months ended June 30, 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full quarter in 2003, compared to only one month in the second quarter of 2002 after the May 24, 2002 acquisition. The increase included $1,731 from the two extra months recorded in 2003. The D&E Systems Integration decreases included a reduction of $1,394 in telecommunications and computer equipment sold, $213 in computer services revenue and $14 other miscellaneous revenues. This decline was primarily related to reductions in customer spending for communications related infrastructure that we believe is a result of the slow economy.

Operating expenses for the Systems Integration segment increased $710, or 10.6%, to $7,382 in the second quarter 2003, from $6,672 in the same period of 2002. The second quarter of 2003

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

expenses included three months from Conestoga compared to one month in 2002 after the acquisition. Conestoga expenses increased $1,954 over the prior year’s quarter, while our D&E Systems Integration expenses decreased $1,244 related to the decline in equipment sales.

Systems Integration segment revenues decreased $99, or 0.9%, to $11,412 in the six months ended June 30, 2003, from $11,511 in the first half of 2002. The revenue decrease was primarily due to a $3,748 decline in D&E Networks, which more than offset the increase from inclusion of Conestoga’s revenues for a full quarter in 2003, compared to only one month in the first half of 2002 after the May 24, 2002 acquisition. The increase included $3,542 from the two extra months included in 2003. The D&E Networks decreases included a reduction of $2,949 in telecommunications and computer equipment sold, $779 in computer services revenue and $120 other miscellaneous revenues. These declines were primarily related to reductions in customer spending for communications related infrastructure that we believe is a result of the slow economy.

Operating expenses for the Systems Integration segment increased $860, or 6.7%, to $13,726 in the first half of 2003, from $12,866 in the same period of 2002. The first half of 2003 expenses included six months from Conestoga compared to one month in 2002 after the acquisition. Conestoga expenses increased $3,966 over the prior year’s first half, while our D&E Systems Integration expenses decreased $3,106 primarily from lower cost of products sold.

Conestoga Wireless Segment Results

Conestoga Wireless segment revenues were $460 for the first quarter of 2003, which was recorded in the two weeks before the business was sold on January 14, 2003. There was no activity recorded in 2002 before the May 24, 2002 Conestoga acquisition. Expenses for the six months ended June 30, 2003 were $840 resulting in an operating loss of $380 for the first half of 2003. The month of June 2002 with one full month of revenue of $771 resulted in an operating loss of $404 for the second quarter and first half of 2002. See the Section titled “Factors Affecting Our Prospects.”

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and through external sources, such as bank borrowings and offerings of debt or equity securities.

Net cash provided by continuing operations was $20,021 in the first half of 2003, compared with $2,721 in the same period of 2002. The increase is primarily due to the inclusion of Conestoga’s cash flow activity in 2003.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

Net cash provided by investing activities was $1,520 in the first half of 2003, compared with a net cash use of $167,623 in the same period of 2002. The proceeds from the Conestoga Wireless and Paging sales were $10,176, which more than covered the $7,951 of capital additions and $705 of net increase to investments and advances to affiliates. Capital additions in 2003 were primarily for computer equipment and software for upgrading the billing system and the Internet email system, outside plant facilities and network infrastructure. The 2002 cash use was primarily $156,143 for a portion of the Conestoga acquisition cost, $10,763 of capital additions and a net increase of $717 in additional investments and advances to affiliates. Capital additions in the first half of 2002 were primarily, $5,597 for network infrastructure expansion, plus $2,284 for CLEC additions and $1,537 for computers.

Net cash used in financing activities was $2,365 in the first half of 2003, compared with $95,963 of net cash provided in the same period of 2002. In the first half of 2003, payment of dividends of $3,689 was the major financing use of funds while long-term debt borrowing net of payments made on long-term debt provided $736 and common stock issuance provided $588. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless investment. In the first half of 2002, long-term debt was increased $160,000. The majority of the additional debt was used to fund the Conestoga acquisition. Of remainder, $61,889 was used to repay other long-term loans and lines of credit and to pay debt issuance costs. Quarterly dividends paid in the first six months of 2002 were $2,718, which included dividends paid on shares issued to Conestoga shareholders in the merger.

Other

During 2002, we directly wrote off $632, related to the WorldCom bankruptcy, in addition to our portion of losses that are shared through the NECA settlement pool process. During April 2003 we sold our major claims against WorldCom and recovered cash, $294 of which is a direct recovery of our loss.

We have initiated plans for a trial to deliver a bundle of services offered through DSL technology. As part of this trial our customers in certain areas of Union County will be able to choose more services provided by a joint effort between several of our subsidiaries. Capital expenditures of approximately $2,000 are anticipated during the second half of 2003 with no significant revenue impact in 2003.

External Sources of Capital at June 30, 2003

As of June 30, 2003, our credit facility consists of Term Loan A, (a $50,000 single draw 10-year senior term loan with a remaining balance of $47,500), Term Loan B, (a $125,000 single draw 8.5-year senior term loan with a remaining balance of $119,000) and an 8.5-year senior reducing revolving credit facility, with a reduced total availability of $73,500, of which $41,550 is borrowed. The revolving credit facility, of which $31,950 was available as of June 30, 2003, is available to fund capital expenditures, acquisitions, general corporate purposes and working

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

capital needs. In connection with the Conestoga acquisition, we acquired their long-term loans of $35,000.

The Term Loan A for $47,500 requires interest only payments for three years, with increasing quarterly principal payments from the third quarter of 2004 through the second quarter 2011. The Term Loan B for $119,000 requires interest only payments for two years, with increasing quarterly principal payments from the third quarter of 2004 through the fourth of quarter 2010. The revolving credit facility requires interest only payments for two years, with increasing quarterly principal reductions of the amount available to borrow from the third quarter of 2004 through the fourth quarter of 2010. Interest on both the loan and the revolving credit facility is payable at a base rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee must be paid on the unused portion of the revolving credit facility. The $35,000 Conestoga loans require interest only payments for three years with equal quarterly payments from the first quarter of 2005 through the fourth quarter of 2014.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on expansion of our CLEC business into new markets, additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio and debt service coverage.

Upon completion of the sale of Conestoga Wireless on January 14, 2003, we received approximately $10,005 and, as required by the Senior Secured Credit Facility mandatory repayment terms, subsequently repaid $2,500 of the Term A loan, $6,000 of the Term B loan and $1,500 on our revolving credit facility. As of June 30, 2003, we had no other unsecured lines of credit.

Our borrowing capacity at June 30, 2003, as limited by our covenants, is $75,000 senior reducing revolving credit loan, reduced to $73,500 for 8.5 years, of which $41,550 was drawn. As of June 30, 2003, the full amount of the revolver was available for borrowing without breaking any of the covenants. Based on the excess cash flow generated during the second quarter of 2003, D&E has classified $1,066 of the revolving credit as short term debt and will reduce that loan with a payment in August 2003. Our ratio of total debt to total debt plus capital increased to 55.1% at June 30, 2003 from 54.8% at December 31, 2002.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2003, other than for operations, include capital expenditures, the payment of quarterly common stock dividends and other contractual obligations. On July 24, 2003, we declared a quarterly common stock dividend of $0.125 per share payable on September 15, 2003 to holders of record on September 2, 2003. We expect that this dividend will result in an aggregate payment of approximately $1,900. We believe that we have adequate internal and external resources available

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit Agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless communications towers for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless, LLC (“Keystone Wireless”) for the sale of the wireless telephone assets of CWC. Although D&E sold the assets of this business on January 14, 2003, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites, and after construction of each tower, enter into a long-term operating lease with Mountain Union for space on the tower. At closing on the sale of CWC, Keystone Wireless assumed 9 leases of tower space under the BTS. Keystone Wireless is also contractually obligated to enter into up to 6 additional operating leases for tower space under the BTS, provided that sites therefore can be located and the towers built under the BTS. Consequently, Keystone Wireless is committed to leasing space on a total of 15 towers under the BTS, provided that sites therefore can be located and the towers built under the BTS. Should any of the obligations under the BTS to build 20 towers remain unfulfilled, D&E could be subject to penalties for nonperformance. Because the underlying assets of CWC were sold under the asset purchase agreement, we have considered any remaining obligations and potential penalties under the BTS a contingent liability. As of June 30, 2003, we have recorded an estimated $675 for its remaining commitment under the BTS.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. We have estimated and recorded the fair value of the liability for the lease guarantees of $3,200 and that is presented as an offset to the fair value of the Conestoga assets held for sale at December 31, 2002.

We hold a 33% interest in EuroTel and a 28.88% interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In the first half of 2003, D&E made advances of $701 to EuroTel and we expect that our total 2003 advances will be approximately $1,200 in the aggregate. Additionally, we have provided a letter of commitment to advance funds to Pilicka for 2003 however, management does not anticipate having to advance funds to Pilicka during 2003.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

During the second quarter of 2003, we successfully won bids in the Federal Communications Commission auction for licenses in five geographic areas within our service territory. These licenses will enable us to provide wireless data services in Lancaster, Reading, Altoona, Williamsport and State College, Pennsylvania. We currently have deposited $166 or 20% of the price with the remaining 80%, or $662 anticipated to be payable before the end of the third quarter of 2003 upon the FCC’s completion of post-auction procedures.

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

Item 2. Management’s Discussion and Analysis of
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

Impairment of Goodwill and Indefinite-Lived Intangibles

Upon the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value, which we will perform annually as of April 30. There is a two-step process for assessment for impairment of goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. While we have never recorded a material impairment charge for goodwill and indefinite-lived intangibles, future events or changes in circumstances could result in a material charge to earnings.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business, yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

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

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

deferred tax assets and liabilities in our consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect.

Management judgment is required in determining the provision for current income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. A valuation allowance is established for any deferred tax asset that we may not be able to use in the preparation and filing of our future tax returns. We have recorded a valuation allowance due to uncertainties related to the ability to utilize some of the deferred tax assets, consisting primarily of equity income losses from affiliates carried forward before they expire.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The preferred stock of utility subsidiary does not fall within the guidance of SFAS No. 150 requiring classification as a liability.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS No. 143 effective January 1, 2003 and recorded an after-tax benefit of approximately $260 as a cumulative effect accounting adjustment in the first quarter of 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

In 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. D&E applied the initial recognition and measurement provisions on a prospective basis effective December 31, 2002. This interpretation requires that, at the time a Company issues a guarantee, the Company must recognize a liability for the fair value of that obligation under the guarantee. As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union Telecom for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200 and that is presented as an offset to the fair value of the Conestoga assets held for sale at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. D&E is currently evaluating the impact of this interpretation on the Company’s financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. D&E is currently evaluating the impact this statement will have on its financial position or results of operations.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements.

You should understand that various factors, in addition to those discussed in the section titled “Factors Affecting Our Prospects” and elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Factors Affecting Our Prospects

Our increased indebtedness could restrict our operations.

As of June 30, 2003, we had approximately $245,833 of total indebtedness, including current maturities, which increased in connection with the Conestoga acquisition. This increased indebtedness could restrict our operations due to the following factors, among others:

• we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which would reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

• our indebtedness may limit our ability to obtain additional financing on satisfactory terms, if at all;

• insufficient cash flow from operations may cause us to attempt to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do at all or on satisfactory terms;

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

• our level of indebtedness may make us more vulnerable to economic or industry downturns;

• we may not have the ability to pay dividends to our shareholders; and

• our debt service obligations increase our vulnerabilities to competitive pressures, as we may be more leveraged than many of our competitors.

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

• incur more indebtedness;

• pay dividends, redeem or repurchase our stock or make other distributions;

• make acquisitions or investments;

• use assets as security in other transactions;

• enter into transactions with affiliates;

• merge or consolidate with others;

• dispose of assets or use asset sale proceeds;

• create liens on our assets;

• expand our CLEC marketing areas; and

• extend credit.

We may be unable to integrate successfully the business operations of D&E and Conestoga, and such inability could have an adverse impact on our profitability.

The integration of the systems and operations of D&E and Conestoga will involve significant risks. D&E and Conestoga have different operating support systems, including billing, accounting, order management, toll rating, trouble reporting and customer service systems, which may be difficult to integrate. In addition, some of Conestoga’s employees are members of a labor union and are subject to the terms of a collective bargaining agreement. Because D&E’s employees are not unionized, management of the combined company may face difficulties in integrating

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

employees with different work rules. Even if integration of the operating systems and employees is ultimately successful, the amount of management attention diverted to integration efforts may limit their ability to work on other business matters.

We have continuing involvement in the Conestoga wireless segment after its sale which may adversely affect the continuing operations of the business.

In connection with the acquisition of Conestoga, we committed to a plan to sell the assets of Conestoga’s wireless segment. The sale was completed on January 14, 2003. We will have continuing involvement after the sale as a result of our continued guarantees of lease obligations on the wireless tower sites that were sold and our responsibilities under build-to-suit agreements. Payments required under the build-to-suit agreement and payments, if any, that become due under the wireless tower site guarantees could restrict our operations by reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The communications industry is increasingly competitive, and this competition has resulted in pricing pressure on our service offerings. We may experience increased competitive pressures which could have a negative effect on our revenues and earnings.

As an integrated communications provider, we face competition from:

• competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises and XO Communications;

• wireless service providers, including Cingular, Verizon Wireless, AT&T Wireless, Nextel and T-Mobile

• internet service providers, including AOL, EarthLink and MSN;

• cable television companies, including TelCove, Comcast and Pencor Services;

• providers of communications services such as long distance services, including, AT&T, Sprint, WorldCom and Verizon Communications; and

• systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.

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

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

Changes to Pennsylvania laws prescribing the regulatory treatment of incumbent telephone companies may be changed.

In 1993 the Pennsylvania Legislature enacted laws prescribing the deployment of broadband technology and implementation of alternative regulatory rules for incumbent telephone companies. This law was codified and implemented by the Pennsylvania Public Utility Commission as Chapter 30. When enacted, Chapter 30 included a 10-year sunset provision, i.e., unless action is taken by the legislature before the end of 2003, the current law will no longer exist. For this reason the Pennsylvania Legislature is currently considering the development of replacement legislation to insure the continued deployment of broadband technology. Under the current rules, our RLECs have committed to a network modernization plan and are now regulated by the Pennsylvania PUC based on a price cap form of rate regulation. New legislation and resulting Pennsylvania PUC enactment could lead to increased capital deployment requirements and a less favorable form of regulation.

We may be unable to secure unbundled network elements at reasonable rates, in which case our CLEC growth may be delayed and the quality of service may decline.

In providing our CLEC service, we interconnect with and use other telephone companies’ networks to access certain of their customers. Therefore, we depend, in certain circumstances, upon the technology and capabilities of these other telephone companies, the quality and availability of other telephone companies’ facilities and other telephone companies’ maintenance of these facilities. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain the facilities and services of satisfactory quality we require from other telephone companies, or on other satisfactory terms and conditions, in which case we may experience delays in the growth of our competitive local exchange carrier networks and the degradation of the quality of our service to customers.

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

In February 2003, the Federal Communications Commission approved the Triennial Review Order. Although the text of the order has not yet been released, based on available information, the order eliminates the requirement that line sharing be offered as an unbundled network element (“UNE”). In addition, the order provides for the elimination of the bundled group of network elements referred to as UNE-P service. The elimination of these offerings could have a negative effect on our CLEC segment. It is possible that when released, the FCC’s order could be subject to court challenges.

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of
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

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollar amounts are in thousands)

provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.

The Systems Integration Segment could be affected by the overall economic climate.

The sale of equipment and services in the Systems Integration business is dependent upon the willingness of companies to invest in improvements in their information and communications systems. General economic conditions play a role in companies’ investment decisions that directly affect the potential sales of Systems Integration equipment and services. The current economic climate may negatively impact the willingness of companies to make these types of investments.

Impairment of Goodwill and Indefinite-Lived Intangibles.

The annual tests for impairment of goodwill and indefinite-lived intangibles which we will perform as of April each year may result in an unplanned expense and reduction of asset value if future cash flow estimates are insufficient to justify the goodwill and indefinite-lived intangible assets’ carrying values. Management performed a test for impairment as of April 30, 2003 and concluded that the fair value of each reporting unit and its related goodwill and other indefinite-lived intangible assets exceeded its net book value this year. Other events could cause impairments when tested in future years.

Form 10-Q

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure
About Market Risks
(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of June 30, 2003, our debt can be categorized as follows:

Fixed interest rates:
Secured Term Loans	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	$41,550
Senior Secured Term Loans	$166,500

As part of our loan covenant conditions, we have arranged interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of June 30, 2003, our bank debt is as follows:

		Average
	Principal	Rate	Fair Value

Rates fixed for two years through interest rate swaps	$35,000	6.29%	$35,000
Rates fixed for three years through interest rate swaps	$35,000	6.93%	$35,000
Rates fixed for four years through interest rate swaps	$35,000	7.23%	$35,000
Fixed rate debt, rates fixed for twelve years	$35,000	9.35%	$40,946
Total fixed rates 58% of total debt	$140,000	6.37%	$145,946
Variable rate debt 42% of total debt	$103,050	5.33%	$103,050

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries
Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure
About Market Risks
(Dollar amounts are in thousands)

			Average
	Notional	Average	Received
Terms of Swaps	Amounts	Pay Rate	Rate	Fair Value

11/25/02 to 11/25/04	$35,000	6.29%	5.17%	$666
12/04/02 to 12/04/05	$35,000	6.93%	5.30%	$1,124
11/25/02 to 11/25/06	$35,000	7.23%	5.17%	$1,702

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

Item 4. Controls and Procedures

As of June 30, 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

D&E Communications, Inc. and Subsidiaries
Part II - Other Information

Item 1. Legal Proceedings

In July 2002, EuroTel’s subsidiary PenneCom, initiated a legal action in United States District Court for the Southern District of New York against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. The suit was dismissed by the United States District Court for the Southern District of New York and PenneCom has appealed that decision to the Second Circuit Court of Appeals. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on May 22, 2003.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the two matters voted upon at the 2003 Annual Meeting were as follows:

(1)	Election of the four directors to hold office for a three year term to expire in 2006 and Mr. Weidner whose term expires in 2005.

Director	For	Witheld

Thomas H. Bamford	13,021,463	156,634
Ronald E. Frisbie	12,686,157	491,940
Robert M. Lauman	12,753,510	424,587
D. Mark Thomas	12,731,051	447,046
Richard G. Weidner	12,651,992	526,105

(2)	Ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as independent accountants in 2003.

For	Against	Abstain

13,054,296	65,353	58,448

D&E Communications, Inc. and Subsidiaries
Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit	Identification of
No.	Exhibit	Reference

31	Certification of the Chief Executive Officer	Filed herewith.
and the Chief Financial Officer Required by
Section 13a-15 of the Exchange Act

32	Certification of the Chief Executive Officer	Filed herewith.
and the Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A current report on Form 8-K dated April 1, 2003, was filed during the quarter ended June 30, 2003. The report announced the earnings for the year ended December 31, 2002.

A current report on Form 8-K dated May 16, 2003, was filed during the quarter ended June 30, 2003. The report announced the earnings for the three months ended March 31, 2003.

A current report on Form 8-K dated May 22, 2003, was filed during the quarter ended June 30, 2003. The report disclosed the material included in the presentation to shareholders at the annual shareholders meeting.

A current report on Form 8-K dated June 13, 2003, was filed during the quarter ended June 30, 2003. The report included a copy of the quarterly financial report for the first quarter of 2003 mailed to shareholders.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: August 12, 2003

	By:	/s/ G. William Ruhl

G. William Ruhl
Chief Executive Officer

Date: August 12, 2003	By:	/s/ Thomas E. Morell

Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer