Form 10-Q
period 2003-09-30
D&E COMMUNICATIONS INC
filed 2003-11-10
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, par value $0.16 per share	15,536,955 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
OPERATING REVENUE
Communication service revenues	$39,764	$41,111	$117,596	$79,692
Communication products sold	2,778	3,556	9,121	10,524
Other	489	570	1,686	1,428

Total operating revenues	43,031	45,237	128,403	91,644

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	15,822	16,609	45,250	32,234
Cost of communication products sold	1,979	3,104	6,995	9,136
Depreciation and amortization	9,645	9,402	28,772	19,130
Marketing and customer services	4,149	5,111	12,079	10,118
Merger related costs	—	—	—	973
General and administrative services	6,138	6,952	18,339	16,449

Total operating expenses	37,733	41,178	111,435	88,040

Operating income	5,298	4,059	16,968	3,604

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(513)	(914)	(1,873)	(2,091)
Interest expense	(4,492)	(4,383)	(13,689)	(7,139)
Other-than-temporary loss on investments	—	—	—	(2,999)
Other, net	(6)	91	922	292

Total other income (expense)	(5,011)	(5,206)	(14,640)	(11,937)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	287	(1,147)	2,328	(8,333)
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	116	(99)	859	(2,536)
Dividends on utility preferred stock	16	16	49	49

Total income taxes and dividends on utility preferred stock	132	(83)	908	(2,487)

Income (loss) from continuing operations	155	(1,064)	1,420	(5,846)
Discontinued operations:
Gain (loss) on disposal of discontinued D&E Wireless Segment, net of operating losses during phase-out period and net of income taxes of $138 and $29,337	—	(280)	—	55,506
Income (loss) from operations of discontinued Paging business, net of income tax benefit of $0, $7, $27 and $2	—	11	(53)	2

Income before cumulative effect of change in accounting principle	155	(1,333)	1,367	49,662
Cumulative effect of change in accounting principle, net of income taxes of $177 (See Note 2)	—	—	260	—

NET INCOME (LOSS)	$155	$(1,333)	$1,627	$49,662

Weighted average common shares outstanding	15,522	15,401	15,465	11,188
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.01	$(0.07)	$0.09	$(0.52)
Income (loss) from discontinued operations	0.00	(0.02)	0.00	4.96
Cumulative effect of accounting change (See Note 2)	0.00	0.00	0.02	0.00

Net income (loss) per common share	$0.01	$(0.09)	$0.11	$4.44

Dividends per common share	$0.13	$0.13	$0.38	$0.38

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per-share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,138	$15,514
Accounts receivable, net of reserves of $1,253 and $1,416	16,883	19,368
Inventories, lower of cost or market, at average cost	3,456	3,475
Prepaid expenses	8,085	7,454
Other	1,321	1,074

TOTAL CURRENT ASSETS	46,883	46,885

INVESTMENTS
Investments in and advances to affiliated companies	4,279	5,142
Investments available-for-sale	2,066	1,313

	6,345	6,455

PROPERTY, PLANT AND EQUIPMENT
In service	315,246	307,000
Under construction	8,258	3,456

	323,504	310,456
Less accumulated depreciation	130,615	109,351

	192,889	201,105

OTHER ASSETS
Assets held for sale	—	6,665
Goodwill	147,488	147,488
Intangible assets, net of accumulated amortization	174,315	178,964
Other	13,333	14,256

	335,136	347,373

TOTAL ASSETS	$581,253	$601,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,445	$132
Accounts payable and accrued liabilities	22,169	20,112
Accrued taxes	942	19,520
Accrued interest and dividends	1,786	1,840
Advance billings, customer deposits and other	6,013	8,535

TOTAL CURRENT LIABILITIES	38,355	50,139

LONG-TERM DEBT	237,288	244,966

OTHER LIABILITIES
Deferred income taxes	83,850	85,516
Other	22,459	19,148

	106,309	104,664

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14,456 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 30,000,000	2,531	2,512
Outstanding shares: 15,534,759 at September 30, 2003 and 15,413,640 at December 31, 2002
Additional paid-in capital	159,292	158,101
Accumulated other comprehensive income (loss)	(6,862)	(7,071)
Retained earnings	48,176	52,343
Treasury stock at cost, 306,917 shares at September 30, 2003 and 306,910 shares at December 31, 2002	(5,282)	(5,282)

	197,855	200,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$581,253	$601,818

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$32,109	$13,380

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(14,139)	(16,227)
Business acquisition costs	—	(156,439)
Proceeds from Conestoga Wireless and Paging sales	10,176	—
Increase in investments and advances to affiliates	(1,199)	(1,567)
Decrease in investments and repayments from affiliates	189	550

Net Cash Provided By (Used In) Investing Activities from Continuing Operations	(4,973)	(173,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(5,546)	(4,574)
Payments on long-term debt	(12,364)	(44,991)
Proceeds from long-term debt financing	12,000	160,000
Payment of debt issuance costs	—	(7,999)
Net proceeds from (payments on) revolving lines of credit	—	(11,757)
Proceeds from issuance of common stock	951	739

Net Cash Provided By (Used In) Financing Activities from Continuing Operations	(4,959)	91,418

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	22,177	(68,885)
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash Provided by (Used in) Operating Activities of Discontinued Operations	(20,553)	70
Cash Provided by Investing Activities of Discontinued Operations	—	75,446

Net Cash Provided by (Used In) Discontinued Operations	(20,553)	75,516

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,624	6,631
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	15,514	615

END OF PERIOD	$17,138	$7,246

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the nine months ended September 30, 2003 and 2002

(in thousands)

(Unaudited)

	2003		2002
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,721	$2,512	7,639	$1,219
Common stock issued for acquisition	—	—	7,877	1,260
Common stock issued for Employee Stock Purchase, Long-term Incentive and Dividend Reinvestment Plans	49	8	137	22
Common stock issued for stock options exercised	72	11	42	7

Balance at September 30	15,842	2,531	15,695	2,508

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		158,101		39,956
Common stock issued for acquisition		—		115,668
Common stock issued for Employee Stock Purchase, Long-term Incentive and Dividend Reinvestment Plans		642		1,890
Common stock issued for stock options exercised		549		383

Balance at September 30		159,292		157,897

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(7,071)		(2,833)
Unrealized gain (loss) on investments, net of tax		470		(2,042)
Loss realized on other-than-temporary decline, net of tax		—		1,825
Unrealized loss on interest rate swap agreements, net of tax		(261)		—

Balance at September 30		(6,862)		(3,050)

RETAINED EARNINGS
Balance at beginning of year		52,343		10,637
Net income		1,627		49,662
Dividends on common stock: $0.38 per share for each period		(5,794)		(4,767)

Balance at September 30		48,176		55,532

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(277)	(5,104)
Treasury stock acquired	—	—	—	—

Balance at September 30	(307)	(5,282)	(277)	(5,104)

TOTAL SHAREHOLDERS’ EQUITY	15,535	$197,855	15,418	$207,783

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$155	$(1,333)	$1,627	$49,662
Unrealized gain (loss) on investments, net of income taxes of $0,($105), $284 and ($1,303)	6	(174)	470	(2,042)
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of $314 and ($179)	459	—	(261)	—
Loss realized on other-than-temporary decline, net of tax of $1,174	—	—	—	1,825

Total comprehensive income (loss)	$620	$(1,507)	$1,836	$49,445

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

The accompanying financial statements are unaudited and we have prepared them pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly our results of operations, financial position and cash flows for the periods presented. Certain items in the financial statements for the three months and nine months ended September 30, 2002 have been reclassified for comparative purposes to conform to the current periods’ presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for the year ended December 31, 2003.

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

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$155	$(1,333)	$1,627	$49,662
Add: stock-based employee compensation included in Reported net income, net of related tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(15)	—	(49)	—

Pro forma net income (loss)	$140	$(1,333)	$1,578	$49,662

Basic and diluted income (loss) per share:
As reported	$0.01	$(0.09)	$0.11	$4.44
Pro forma	$0.01	$(0.09)	$0.10	$4.44

The fair value of options granted and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following assumptions, which have not changed because no options were granted in 2003. Employee Stock Purchase Plan purchases were made each month at a 10% discount from market price with separate Black-Scholes assumptions.

	Option Plan	Stock Purchase Plan
Dividend yield	2.55%	4.28%
Expected life	5 years	0.16 years
Expected volatility	60.30%	10.00%
Risk-free interest rate	4.47%	1.00%

(2) ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The preferred stock of the utility subsidiary does not fall within the guidance of SFAS No. 150 requiring classification as a liability. The adoption of SFAS No. 150 had no impact on the Company’s financial position, results of operations or cash flows.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

This Statement, the provisions of which are applied prospectively, is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS No. 143 effective January 1, 2003 and recorded an after-tax benefit of approximately $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. As a result, D&E has no liability accrued for at September 30, 2003.

The following pro forma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2002.

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	As Reported	Pro forma	As Reported	Pro forma
Net income	$155	$155	$1,627	$1,367
Basic earnings per share	$0.01	$0.01	$0.11	$0.09
Diluted earnings per share	$0.01	$0.01	$0.10	$0.09

	Three months ended September 30, 2002		Nine months ended September 30, 2002
	As Reported	Pro forma	As Reported	Pro forma
Net income (loss)	$(1,333)	$(1,327)	$49,662	$49,680
Basic earnings (loss) per share	$(0.09)	$(0.09)	$4.44	$4.44
Diluted earnings (loss) per share	$(0.09)	$(0.09)	$4.44	$4.44

In 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. D&E applied the initial recognition and measurement provisions consistent with a prospective basis effective December 31, 2002. This interpretation requires that at the time a company issues a guarantee, the company must recognize a liability for the fair value of the obligation under the guarantee. As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union Telecom for lease obligations on the wireless tower

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of future payments undiscounted that D&E could be required to make under the guarantee as of September 30, 2003 is $14,797. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Because of additional issues raised, the FASB delayed implementation of FIN 46 for variable interest entities created before February 1, 2003. Currently, FIN 46 may be deferred until the first fiscal quarter or interim period ending after December 15, 2003. D&E is currently evaluating the impact of this interpretation on the Company’s financial position, results of operations and cash flows.

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flow.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic earnings (loss) per share computation
Income (loss) from continuing operations	$155	$(1,064)	$1,420	$(5,846)
Income (loss) from discontinued operations	—	(269)	(53)	55,508
Cumulative effect of accounting change	—	—	260	—

Net income (loss)	$155	$(1,333)	$1,627	$49,662

Weighted average shares (thousands)	15,522	15,401	15,465	11,188

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.01	$(0.07)	$0.09	$(0.52)
Income (loss) from discontinued operations	—	(0.02)	—	4.96
Cumulative effect of accounting change	—	—	0.02	—

Net income (loss)	$0.01	$(0.09)	$0.11	$4.44

Diluted earnings (loss) per share computation
Income (loss) from continuing operations	$155	$(1,064)	$1,420	$(5,846)
Income (loss) from discontinued operations	—	(269)	(53)	55,508
Cumulative effect of accounting change	—	—	260	—

Net income (loss)	$155	$(1,333)	$1,627	$49,662

Weighted average shares (thousands)	15,522	15,401	15,465	11,188
Plus incremental shares from assumed stock option exercises	69	—	61	—

Adjusted weighted average shares	15,591	15,401	15,526	11,188

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.01	$(0.07)	$0.09	$(0.52)
Income (loss) from discontinued operations	—	(0.02)	—	4.96
Cumulative effect of accounting change	—	—	0.02	—

Net income (loss)	$0.01	$(0.09)	$0.11	$4.44

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

(4) ACQUISITION

On May 24, 2002, D&E completed the acquisition of Conestoga Enterprises, Inc. (Conestoga), a neighboring rural local telephone company providing integrated communications services throughout the eastern half of Pennsylvania. D&E paid $273,000 in stock and cash for the acquisition. The acquisition was completed through the merger of Conestoga with and into D&E Acquisition Corp., a wholly-owned subsidiary of D&E, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2002.

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

Nine months ended September 30, 2002
Pro forma operating revenues	$131,185
Pro forma income before extraordinary items	44,376
Pro forma net income	44,376
Pro forma income per share	$2.86

(5) INTANGIBLE ASSETS

The intangible assets and related accumulated amortization recorded on our balance sheets are as follows:

	As of September 30, 2003		As of December 31, 2002
	Gross Carrying amount	Accumulated amortization	Gross Carrying amount	Accumulated amortization
Indefinite-lived intangibles:
Franchises	$104,800	$—	$104,800	$—
Finite-lived intangibles:
Customer relationships	75,700	(7,351)	75,700	(3,217)
Trademarks and Trade names	1,200	(533)	1,200	(233)
Non-compete agreements	1,424	(925)	1,424	(710)

Total intangible assets	$183,124	$(8,809)	$183,124	$(4,160)

Aggregate amortization expense related to these intangible assets recorded for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, was $1,550, $1,554, $4,649 and $2,211, respectively.

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

The assets and liabilities and results of operations of D&E Wireless were reported as discontinued operations in accordance with APB Opinion No. 30 with a measurement date of December 31, 2001. In accordance with EITF 85-36, beginning January 1, 2002, through the disposal date (the phase-out period), losses from PCS ONE were deferred because it was reasonably assured that the ultimate disposition of this business would result in the recognition of a gain.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Summarized financial information for the discontinued operations of D&E’s wireless business is as follows:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Revenue	$729	$4,741
Expenses	709	4,299

Operating income	20	442
Equity in net loss of PCS ONE	—	(1,605)
Phase-out losses deferred until sale	—	1,268
Gain (loss) on sale of PCS ONE	(162)	84,738

Income (loss) from D&E Wireless operations before taxes	(142)	84,834
Income taxes	138	29,337

Income (loss) from discontinued operations, net of taxes	$(280)	$55,506

The summarized results of operations of PCS ONE were as follows:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Net sales	$—	$12,312
Net loss	—	$(3,211)
Our share of loss	—	$(1,605)

Paging Services

During the third quarter of 2002, D&E committed to a plan to sell the $215 total assets of Conestoga Mobile Systems’ ($205) and D&E’s paging operations ($10). As such, the assets were reported as held for sale and the results of operations were reported in discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale. In January 2003, we entered into an agreement to sell our paging operations’ assets for $215. The transaction closed for $171 on May 29, 2003. The final selling price was less than anticipated and resulted in a $29 net of tax asset impairment. This was caused by a smaller customer base on the date of sale than anticipated when the agreement was entered into. No liabilities were included as part of the sale.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Summarized income statement information for the discontinued operations of the paging services, including Conestoga Mobile Systems’ operations post D&E’s acquisition on May 24, 2002, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	$—	$183	$236	$294
Expenses	—	165	316	290

Operating income (loss)	—	18	(80)	4
Income taxes (benefit)	—	7	(27)	2

Income (loss) from paging operations, net of taxes	$—	$11	$(53)	$2

(7) SALE OF CONESTOGA WIRELESS ASSETS

In connection with the acquisition of Conestoga, the Company had committed to a plan to sell the assets of Conestoga’s wireless segment. As such, these assets were reported as held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale.

On November 12, 2002, D&E entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC (“Keystone”), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers, Florida-based company that owns and manages wireless communications systems throughout the United States. The sale was completed on January 14, 2003. Upon completion of the sale, and subject to certain purchase price adjustments determined after closing, D&E received $10,000 in cash and a $10,000 face value secured promissory note issued by Keystone. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest from the date of the note, at the 60-day LIBOR rate plus 5% and is receivable beginning on December 31, 2003 and on the last day of each quarter thereafter. As this note receivable is from a highly leveraged entity and the business sold has not generated positive cash flows, D&E will record value to the note when cash recoveries are received. The note carries certain rights under which we can convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period begins on December 31, 2004 and ends May 1, 2005.

The results of operations of the Conestoga wireless segment held for sale are not reported in discontinued operations because D&E has continuing involvement after the sale as a result of D&E’s continued guarantees on wireless tower site leases and D&E’s responsibilities under a Build-to-Suit Agreement. No gain or loss was recorded as a result of the sale. However an expense of $675 related to D&E’s estimated commitments in the Build-to-Suit Agreement was recorded in communication services expenses in 2002 and an additional $300 was recorded in the third quarter

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

of 2003. The fair value of the Conestoga wireless segment of $6,450 included in the final purchase price allocation was determined as follows:

Cash	$10,000
Less: Costs to sell and purchase price adjustments	(350)
Fair value of lease guarantees	(3,200)

Total	$6,450

The carrying amounts of the major classes of assets included as part of the Conestoga wireless business sold were as follows:

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The summarized results of operations of EuroTel were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$—	$—	$—	$—
Net loss	(798)	(1,683)	(2,676)	(2,730)
Our share of loss	(266)	(561)	(892)	(910)

The summarized results of operations of Pilicka were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$2,579	$2,235	$7,562	$6,958
Net loss	(450)	(753)	(2,188)	(2,677)
Our share of loss	(130)	(234)	(632)	(830)
Investment amortization	(117)	(119)	(349)	(351)
Total loss	(247)	(353)	(981)	(1,181)

(9) LONG-TERM DEBT

The following table sets forth the total long-term debt outstanding:

	Interest Rate	Maturity	September 30, 2003	December 31, 2002
Senior Secured Revolving Credit Facility	4.88%	2009	$40,484	$32,250
Senior Secured Term Loan B	6.00%	2010	119,000	125,000
Senior Secured Term Loan A	6.42%	2011	47,500	50,000
Secured Term Loan	9.34%	2014	20,000	20,000
Secured Term Loan	9.36%	2014	15,000	15,000
Capital lease obligations			2,749	2,848

			244,733	245,098
Less current maturities			7,445	132

Total long-term debt			$237,288	$244,966

The Senior Secured Credit Facilities include a mandatory repayment of principal from any single asset sale or series of related transactions, which total more than $1,000. Consequently, as a result of the collection of $10,000 from the sale of Conestoga Wireless, D&E made the following payments in the first quarter of 2003 that permanently reduced the total loan availability:

Senior Secured Revolving Credit Facility	$1,500
Senior Secured Term B	6,000
Senior Secured Term A	2,500

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. The tax liability incurred by D&E in connection with the sale of its PCS ONE partnership interest in April 2002, $20,500, was originally scheduled to be paid prior to the closing of the credit agreement. The payment was deferred and paid in March 2003. As a result, for the purposes of calculating compliance with the debt service coverage ratio in the credit agreement, with the consent of the lenders, such tax liability will be excluded in each quarter through December 31, 2003. As such, D&E was in compliance with all covenants at March 31, 2003, June 30, 2003 and at September 30, 2003. The first scheduled principal repayment of $4,375 due in September of 2004 was reclassified to current debt. Further, based on the excess cash flow generated during the third quarter of 2003, D&E has classified $2,907 of the revolving credit facility as short-term debt and will reduce that loan with a payment in November 2003.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollar amounts are in thousands)

(Unaudited)

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Segment	2003	2002	2003	2002	2003	2002
RLEC	$26,499	$25,518	$1,749	$2,384	$8,141	$6,951
CLEC	8,761	7,716	218	146	(1,157)	(1,050)
Internet Services	1,398	1,226	154	107	(221)	(69)
Systems Integration	5,484	6,201	7	7	(1,066)	(674)
Conestoga Wireless	—	3,245	—	36	(300)	(447)
Corporate, Other and Eliminations	889	1,331	(2,128)	(2,680)	(99)	(652)

Total	$43,031	$45,237	$—	$—	$5,298	$4,059

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Segment	2003	2002	2003	2002	2003	2002
RLEC	$78,227	$50,985	$5,574	$4,185	$24,441	$10,372
CLEC	25,844	13,308	544	373	(3,024)	(2,991)
Internet Services	3,995	3,086	474	150	(540)	(539)
Systems Integration	16,881	17,687	22	32	(3,380)	(2,029)
Conestoga Wireless	456	4,010	4	42	(680)	(851)
Corporate, Other and Eliminations	3,000	2,568	(6,618)	(4,782)	151	(358)

Total	$128,403	$91,644	$—	$—	$16,968	$3,604

	Segment Assets
Segment	September 30, 2003	December 31, 2002
RLEC	$484,640	$489,950
CLEC	63,686	62,973
Internet Services	6,459	8,068
Systems Integration	19,577	20,358
Conestoga Wireless	—	8,511
Corporate, Other and Eliminations	6,891	11,958

Total	$581,253	$601,818

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollar amounts are in thousands)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Operating income from reportable segments	$5,397	$4,711	$16,817	$3,962
Corporate, other and eliminations	(99)	(652)	151	(358)
Equity in net losses of affiliates	(513)	(914)	(1,873)	(2,091)
Interest expense	(4,492)	(4,383)	(13,689)	(7,139)
Loss on investments	—	—	—	(2,999)
Other, net	(6)	91	922	292

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$287	$(1,147)	$2,328	$(8,333)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2002, as filed on Form 10-K with the SEC. Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars. Certain items in the financial statements for the three months and nine months ended September 30, 2002 have been reclassified for comparative purposes.

Overview

We are a provider of integrated communications services to residential and business customers throughout the eastern half of Pennsylvania. We operate rural telephone companies, or rural local exchange carriers (“RLECs”), in parts of Berks, Lancaster and Union counties and smaller portions of three other adjacent counties in Pennsylvania, and competitive local telephone companies, or (“CLECs”), in the Lancaster, Harrisburg, Reading, Pottstown, State College, Altoona and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services, including local and long distance telephone, high-speed data, and Internet access services. We also provide business customers with integrated voice and data network solutions including the related communications and computer equipment in areas that extend beyond the markets listed above. We are actively involved in a common branding campaign throughout these market areas. New products and enhanced services are being tested to continue creating additional revenue sources with new technologies.

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

Our segments are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless, excluding our paging services, which, as discussed below, was reported, until its sale on May 29, 2003, as a discontinued business. The measure of profitability for our segments is operating income.

Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists of charges paid by long distance, wireless and other telecommunications companies for access to our network in connection with the completion of long distance telephone calls. It also includes revenues from direct special access service. Local telephone service revenue consists of monthly charges for basic

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and a telemarketer call-blocking service. Long distance revenue is derived from providing regional long distance services to our RLEC customers.

Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of charges paid by long distance and other telecommunication companies for access to our network in connection with the completion of long distance telephone and local calls. It also includes revenues from direct special access service. Local telephone service revenue consists of monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as call waiting, caller ID, voicemail and a telemarketer call-blocking service. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

Our Internet Services revenue is derived from dial-up and high-speed Internet access services, in addition to web hosting services. We market these services primarily in our RLEC and CLEC service areas.

Our Systems Integration revenue is derived from sales of services that support the design, implementation and maintenance of local and wide area networks and telecommunications systems. In addition, we sell data and voice communications equipment and provide custom computer programming service. We market these products and services primarily in our RLEC and CLEC service areas and throughout eastern Pennsylvania.

Conestoga Wireless revenue was derived from providing wireless Personal Communication Service, including local and long distance telephone services, and from the sale of wireless communications equipment. We marketed these products and services in certain of our RLEC and CLEC markets. We sold this segment on January 14, 2003.

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

We incur capital expenditures associated with access line additions, expenditures for upgrading existing facilities and costs related to the provision of DSL and dial-up Internet services

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

in our RLEC and CLEC territories. We believe that our capital expenditures related to CLEC access line growth are generally associated with providing service to new customers or transferring existing customers to our own facilities and therefore tend to result in incremental revenue or reduced expenditures. We believe that our additional capital expenditures relating to our investment in software and systems will maintain our competitive position in the marketplace.

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

Conestoga’s wireless business was sold on January 14, 2003, and Conestoga and D&E’s paging businesses were classified as assets held for sale on the balance sheet prior to the completion of the sales. The paging business has been reported as a discontinued operation. On January 28, 2003, we entered into a definitive sales agreement to sell Conestoga and D&E’s paging businesses and the sale closed on May 29, 2003. Conestoga Wireless is included as part of operating activity and not as a discontinued operation because there is a deemed continuing involvement as a result of our commitment to building out tower sites and a continuing lease guarantee related to certain tower sites. An additional accrual of $300 was recorded during the third quarter 2003 to reflect the revised estimated cost to satisfy the tower site build-out commitment, which was agreed upon during the fourth quarter of 2003.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three months ended September 30, 2003 and 2002:

	RLEC	CLEC	Internet Services	Systems Integration	Conestoga Wireless	Corporate, Other and Eliminations	Total Company
September 30, 2003 (1)
Revenues – External	$26,499	$8,761	$1,398	$5,484	$—	$889	$43,031
Revenues – Intercompany	1,749	218	154	7	—	(2,128)	—

Total Revenues	28,248	8,979	1,552	5,491	—	(1,239)	43,031

Depreciation and Amortization	7,882	1,011	181	375	—	196	9,645
Other Operating Expenses	12,225	9,125	1,592	6,182	300	(1,336)	28,088

Total Operating Expenses	20,107	10,136	1,773	6,557	300	(1,140)	37,733

Operating Income (Loss)	$8,141	$(1,157)	$(221)	$(1,066)	$(300)	$(99)	$5,298

September 30, 2002 (1)
Revenues – External	$25,518	$7,716	$1,226	$6,201	$3,245	$1,331	$45,237
Revenues – Intercompany	2,384	146	107	7	36	(2,680)	—

Total Revenues	27,902	7,862	1,333	6,208	3,281	(1,349)	45,237

Depreciation and Amortization	7,685	1,021	118	405	—	173	9,402
Other Operating Expenses	13,266	7,891	1,284	6,477	3,728	(870)	31,776

Total Operating Expenses	20,951	8,912	1,402	6,882	3,728	(697)	41,178

Operating Income (Loss)	$6,951	$(1,050)	$(69)	$(674)	$(447)	$(652)	$4,059

(1)	We acquired Conestoga Enterprises, Inc. on May 24, 2002.

Consolidated Operations

Three months ended September 30, 2003 compared

to three months ended September 30, 2002

Consolidated operating revenues from continuing operations decreased $2,206, or 4.9%, to $43,031 for the third quarter ended September 30, 2003, from $45,237 in the same period of 2002. The sale of Conestoga Wireless in January 2003, resulted in decreased revenue of $3,281, and a decrease of $717 in the Systems Integration segment was attributable to the slow economy. The revenue of the other three reportable segments increased, with the most notable being $1,117 in the CLEC segment driven by a 23.7% growth in access lines.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated operating income from continuing operations increased $1,239, to $5,298, for the third quarter of 2003, from $4,059 in the same period of 2002. Operating income as a percentage of revenue increased to 12.3% in the third quarter of 2003 compared to 9.0% in the same period of 2002. The improvement was primarily attributable to increased synergies including personnel reductions associated with the Conestoga acquisition.

Other income and expense was a net expense of $5,011 in the third quarter of 2003 compared to a net expense of $5,206 in the same period of 2002. Our equity in the losses of our European affiliates decreased to $513 in the third quarter of 2003 from $914 in the same period of 2002. Interest expense increased to $4,492 in the third quarter of 2003, compared to $4,383 in the same period of 2002, primarily as a result of increased borrowings to pay taxes due in the first quarter of 2003.

Income taxes were $116 in the third quarter of 2003 compared to a benefit of $99 in the same period of 2002 that was related to a loss from continuing operations. Discontinued paging operations had no activity in the third quarter of 2003 versus an income of $11 in the third quarter of 2002. Our net income was $155, or $0.01 per share, in the third quarter of 2003 compared to a loss of $1,333, or $0.09 per share, in the third quarter of 2002.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the nine months ended September 30, 2003 and 2002:

	RLEC	CLEC	Internet Services	Systems Integration	Conestoga Wireless	Corporate, Other and Eliminations	Total Company
September 30, 2003 (1)
Revenues – External	$78,227	$25,844	$3,995	$16,881	$456	$3,000	$128,403
Revenues – Intercompany	5,574	544	474	22	4	(6,618)	—

Total Revenues	83,801	26,388	4,469	16,903	460	(3,618)	128,403

Depreciation and Amortization	23,431	2,981	532	1,215	—	613	28,772
Other Operating Expenses	35,929	26,431	4,477	19,068	1,140	(4,382)	82,663

Total Operating Expenses	59,360	29,412	5,009	20,283	1,140	(3,769)	111,435

Operating Income (Loss)	$24,441	$(3,024)	$(540)	$(3,380)	$(680)	$151	$16,968

September 30, 2002 (1)
Revenues – External	$50,985	$13,308	$3,086	$17,687	$4,010	$2,568	$91,644
Revenues – Intercompany	4,185	373	150	32	42	(4,782)	—

Total Revenues	55,170	13,681	3,236	17,719	4,052	(2,214)	91,644

Depreciation and Amortization	15,541	1,746	328	1,078	—	437	19,130
Other Operating Expenses	29,257	14,926	3,447	18,670	4,903	(2,293)	68,910

Total Operating Expenses	44,798	16,672	3,775	19,748	4,903	(1,856)	88,040

Operating Income (Loss)	$10,372	$(2,991)	$(539)	$(2,029)	$(851)	$(358)	$3,604

(1)	We acquired Conestoga Enterprises, Inc. on May 24, 2002.

Consolidated Operations

Nine months ended September 30, 2003 compared

to nine months ended September 30, 2002

Consolidated operating revenues from continuing operations increased $36,759, or 40.1%, to $128,403 for the nine months ended September 30, 2003, from $91,644 in the same period of 2002. The revenue increase was primarily due to the inclusion of $72,771 Conestoga’s revenues for all nine months in 2003, compared to only $34,274 for the four months in 2002, after the May 24, 2002 acquisition. Two notable offsets to the increase were, (i) the sale of Conestoga Wireless in January 2003, which resulted in decreased revenue of $3,592, and (ii) a decrease of $816 in the Systems Integration Segment attributable to the slow economy.

Consolidated operating income from continuing operations increased $13,364, to $16,968, for the nine months of 2003, from $3,604 in the same period of 2002. Operating income as a percentage of revenue increased to 13.2% in the first nine months of 2003 compared to a 3.9% in the same period of 2002. The improvement was primarily attributable to the Conestoga acquisition.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Other income and expense was a net expense of $14,640 in the first nine months of 2003 compared to a net expense of $11,937 in the same period of 2002. Our equity in the losses of our European affiliates decreased to $1,873 in the nine months of 2003 from $2,091 in the same period of 2002. Interest expense increased to $13,689 in the nine months of 2003, compared to $7,139 in the same period of 2002, primarily as a result of increased borrowings to complete the Conestoga acquisition on May 24, 2002 and to pay taxes due in the first quarter of 2003. Other income increased $630 in 2003 from the prior year, primarily from a dividend received with a fair value of $801, on our investment in our primary lender compared with $94 received in the first half of 2002. Finally, in the second quarter of 2002 a loss of $2,999 was recognized as an other-than-temporary loss on investments.

Income taxes were $859 in the nine months of 2003 compared to a benefit of $2,536 in the same period of 2002 that was related to a loss from continuing operations. In 2002, we sold our D&E Wireless joint venture interest for a gain of $55,506 after taxes with no similar transaction in 2003. Discontinued paging operations resulted in a loss of $53 after taxes in 2003 versus an income of $2 in the nine months of 2002, which did not include Conestoga’s paging business before the acquisition. In 2003 we recorded $260 of income after taxes for the cumulative effect of adopting Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years. Our net income was $1,627, or $0.11 per share (including $0.02 for the cumulative effect of SFAS No. 143), in the nine months ended September 30, 2003 compared to $49,662, or $4.44 per share, in the same period of 2002. The 2002 results included a loss from continuing operations of $0.52 and an income from discontinued operations of $4.96.

RLEC Segment Results

	Three months ended September 30,			Nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
Revenues:
Local Telephone Service	$8,546	$8,270	3.3	$24,841	$16,695	48.8
Network Access	14,102	13,723	2.8	42,282	27,680	52.8
Other	5,600	5,909	(5.2)	16,678	10,795	54.5

Total Revenues	28,248	27,902	1.2	83,801	55,170	51.9

Depreciation and Amortization	7,882	7,685	2.6	23,431	15,541	50.8
Other Operating Expenses	12,225	13,266	(7.8)	35,929	29,257	22.8

Total Operating Expenses	20,107	20,951	(4.0)	59,360	44,798	32.5

Operating Income	$8,141	$6,951	17.1	$24,441	$10,372	135.6

Access Lines at September 30				143,870	146,619	(1.9)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

RLEC segment revenues increased $346, or 1.2%, to $28,248 in the three months ended September 30, 2003, from $27,902 in the three months ended September 30, 2002. The revenue increase was due to the increases of $276 in local telephone service, driven by rate increases, and $379 in network access revenue, resulting from increased minutes of use and a favorable change in the National Exchange Carrier Association (NECA) average schedule settlement formula for interstate access that took effect in July 2003. These increases were partially offset by decreases of $203 in regional long distance toll service and decreases of $95 in equipment sales.

RLEC operating expenses decreased $844, or 4.0%, to $20,107 in the third quarter of 2003, from $20,951 in the same period of the prior year. The most significant decrease was $663 lower customer service expense in the Conestoga divisions. This decrease is partially related to a reallocation of costs for billing services that were expanded to include other segments.

RLEC segment revenues increased $28,631, or 51.9%, to $83,801 in the nine months ended September 30, 2003, from $55,170 in the nine months of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full nine months in 2003, compared to only four months in 2002 after the May 24, 2002 acquisition. The increase included $26,766 from the five extra months included in 2003 and $728 increase for the four comparable months. In our original D&E RLEC division, we experienced increases of $566 in basic local telephone service, $721 in network access, $156 in billing and collection and $93 in other revenues offset by a decrease of $399 in regional long distance toll service.

RLEC operating expenses increased $14,562, or 32.5%, to $59,360 in the nine months ended September 30, 2003, from $44,798 in the same period of the prior year. The nine months of 2003 expenses included nine months from Conestoga compared to four months in 2002 after the acquisition. Because of the five extra months in the 2003 year to date, Conestoga expenses increased $17,993 over the year to date period of 2002, while our D&E RLEC experienced a decrease of $3,431. The most significant decreases were from financing costs expensed during the second quarter of 2002 related to an abandoned debt offering, severance costs and a charge to bad debt expense of $590 for WorldCom receivables as a result of their bankruptcy filing. Additionally, $260 was recovered from WorldCom in the second quarter of 2003.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended September 30,			Nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
Revenues:
Local Telephone Service	$2,553	$1,963	30.1	$7,128	$3,564	100.0
Network Access	1,328	1,088	22.1	3,984	2,083	91.3
Long Distance	4,874	4,658	4.6	14,701	7,711	90.6
Other	224	153	46.4	575	323	78.0

Total Revenues	8,979	7,862	14.2	26,388	13,681	92.9

Depreciation and Amortization	1,011	1,021	(0.1)	2,981	1,746	70.7
Other Operating Expenses	9,125	7,891	15.6	26,431	14,926	77.1

Total Operating Expenses	10,136	8,912	13.7	29,412	16,672	76.4

Operating Loss	$(1,157)	$(1,050)	(10.2)	$(3,024)	$(2,991)	(1.1)

Access Lines at September 30				35,106	28,387	23.7

CLEC segment revenues increased $1,117, or 14.2%, to $8,979 in the three months ended September 30, 2003, from $7,862 in the three months ended September 30, 2002. The increase was related to the addition of access lines for new customers that primarily increased local telephone service revenues by $590, network access revenues by $240, long distance revenues by $216 and other revenues by $71.

Operating expenses for the CLEC segment increased $1,224, or 13.7%, to $10,136 in the third quarter of 2003, from $8,912 in the same period of 2002. Direct cost of operations and network access expense increased $626 while customer service and general and administrative expenses increased $603.

CLEC segment revenues increased $12,707, or 92.9%, to $26,388 in the nine months ended September 30, 2003, from $13,681 in the nine months of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for a full nine months in 2003, compared to only four months in 2002 after the May 24, 2002 acquisition. Approximately $10,062 of the increase was from the five extra months included in 2003 and $319 of the increase is attributable to the comparable four months. The increase was also related to the D&E CLEC’s addition of access lines for new customers that primarily increased local telephone service revenues by $1,008, increased network access revenues by $658, long distance revenues by $488 and other miscellaneous revenues by $172.

Operating expenses for the CLEC segment increased $12,740, or 76.4%, to $29,412 in the nine months ended September 30, 2003, from $16,672 in the same period of the prior year. The nine months of 2003 expenses included nine months from Conestoga compared to four months in

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

2002 after the acquisition. Because of the five extra months in the 2003 year to date, Conestoga expenses increased $11,719 over the prior year’s nine months, while our D&E CLEC expenses increased $1,021. D&E expenses increased $525 for network access, $163 for depreciation, $55 for customer service, $292 for general and administrative expenses and were offset by decreases of $14 in other expenses.

Internet Services Segment Results

	Three months ended September 30,			Nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
Revenues	$1,552	$1,333	16.4	$4,469	$3,236	38.1

Depreciation and Amortization	181	118	53.4	532	328	62.2
Other Operating Expenses	1,592	1,284	24.0	4,477	3,447	29.9

Total Operating Expenses	1,773	1,402	26.5	5,009	3,775	32.7

Operating Loss	$(221)	$(69)	(220.3)	$(540)	$(539)	(0.2)

Customers at September 30
DSL				6,734	5,138	31.1
Dial-up Access				12,855	12,417	3.5
Web-hosting Services				795	590	34.7

Internet Services segment revenues increased $219, or 16.4%, to $1,552 in the three months ended September 30, 2003, from $1,333 in the three months ended September 30, 2002. The increase resulted from an increase in the number of dial-up single user residential and business customers, DSL customers and web hosting subscribers. The increase occurred in our original market areas and as a result of the expansion into Conestoga’s territory. The differences in customer growth rates demonstrate our success in marketing the advantages of DSL over dial-up service.

Operating expenses for the Internet Services segment increased $371, or 26.5%, to $1,773 in the third quarter of 2003, from $1,402 in the same period of 2002. The direct cost of operations and network access expenses increased $122, depreciation increased $63, while customer service and general and administrative expenses increased $186. The general and administrative expenses grew from an increased percentage of corporate expenses allocated to this segment and to a bad debt expense for one major business customer.

Internet Services segment revenues increased $1,233, or 38.1%, to $4,469 in the nine months ended September 30, 2003, from $3,236 in the nine months of 2002. The revenue increase was primarily due to the inclusion of Conestoga’s revenues for the full nine months in 2003, compared to only the four months in 2002 after the May 24, 2002 acquisition. The increase included $561

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

from the five extra months that the Conestoga revenues were included in 2003 and $97 for the four comparable months. The remaining D&E increase of $575 resulted from an increase in the number of dial-up single user residential and business customers, as well as DSL customers and web-hosting subscribers in D&E’s original market areas and from expansion into Conestoga’s territory.

Operating expenses for the Internet Services segment increased $1,234, or 32.7%, to $5,009 in the nine months ended September 30, 2003, from $3,775 in the same period of the prior year. The nine months of 2003 expenses included nine months from Conestoga compared to four months in 2002 after the acquisition. Because of the five extra months in the 2003 year to date, Conestoga expenses increased $824 over the prior year’s nine months, while our D&E Internet Services expenses increased $410.

Systems Integration Segment Results

	Three months ended September 30,			Nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
Revenues	$5,491	$6,208	(11.5)	$16,903	$17,719	(4.6)

Depreciation and Amortization	375	405	(7.4)	1,215	1,078	12.7
Other Operating Expenses	6,182	6,477	(4.6)	19,068	18,670	2.1

Total Operating Expenses	6,557	6,882	(4.7)	20,283	19,748	2.7

Operating Loss	$(1,066)	$(674)	(58.2)	$(3,380)	$(2,029)	(66.6)

Systems Integration segment revenues decreased $717, or 11.5%, to $5,491 in the three months ended September 30, 2003, from $6,208 in the three months ended September 30, 2002. The decreases included a reduction of $532 in telecommunications and computer equipment sold and a $191 reduction in communication services revenue. The decline in equipment sales represented a 7% decrease in communication equipment and a 41% decrease in computer equipment sales. The decline was partially attributable to lower education spending at the state and local school district levels and to a general business reduction in spending for infrastructure as a result of the slow economy.

Operating expenses for the Systems Integration segment decreased $325, or 4.7%, to $6,557 in the third quarter 2003, from $6,882 in the same period of 2002. The major expense variances include the cost of products sold decreased $581 and direct cost of service decreased $107 while customer service increased $133 and other general and administrative expense increased $302.

Systems Integration segment revenues decreased $816, or 4.6%, to $16,903 in the nine months ended September 30, 2003, from $17,719 in the nine months of 2002. The revenue decrease was primarily due to a $4,946 decline in D&E Networks sales, which more than offset the increase from the inclusion of Conestoga’s revenues of $4,130 for the nine months in 2003, compared to

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

only four months in the period of 2002 after the May 24, 2002 acquisition. The D&E Networks decrease included a reduction of $3,989 in telecommunications and computer equipment sold, as well as a $943 reduction in computer services revenue. The decline in equipment sales was 34% in communications equipment and 57% in computer equipment sales. The decline was partially attributable to lower education spending at the state and local school district levels and to a general business reduction in spending for infrastructure as a result of the slow economy.

Operating expenses for the Systems Integration segment increased $535, or 2.7%, to $20,283 in the nine months ended September 30, 2003, from $19,748 in the same period of 2002. The nine months of 2003 expenses included nine months from Conestoga compared to four months in 2002 after the acquisition. Because of the five extra months in the 2003 year to date, Conestoga expenses increased $4,368 over the prior year’s nine months, while D&E’s Systems Integration expenses decreased $3,833 primarily from lower cost of products sold.

Conestoga Wireless Segment Results

Conestoga Wireless segment revenues were $460 for the first quarter of 2003, which was recorded in the two weeks before the business was sold on January 14, 2003. Expenses for the nine months ended September 30, 2003 were $840 in the first quarter, plus an additional $300 recorded during the third quarter of 2003, as a result of increasing the estimated amount necessary to satisfy the commitment to Mountain Union Telecom under the Build-to-Suit agreement. This additional expense, which was agreed upon during the fourth quarter of 2003, increased the operating loss to $680 for the nine months ended September 30, 2003. The nine months ended September 30, 2002, which included only the period after the May 24, 2002 Conestoga acquisition, had revenue of $4,052 and an operating loss of $851. See the Section titled “Factors Affecting Our Prospects.”

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and, partly through external sources, such as bank borrowings and offerings of debt or equity securities.

Net cash provided by continuing operations was $32,109 in the nine months ended September 30, 2003, compared with $13,380 in the same period of 2002. The increase is primarily due to the inclusion of Conestoga’s cash flow activity in 2003.

Net cash used in investing activities was $4,973 in the nine months ended September 30, 2003, compared with a net cash use of $173,683 in the same period of 2002. The proceeds from

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

the Conestoga Wireless and Paging sales of $10,176, partially offset the $14,139 of capital additions and $1,010 of net increase to investments and advances to affiliates. Capital additions in 2003 were primarily for computer equipment and software for upgrading the billing system and the Internet email system, outside plant facilities and network infrastructure. The 2002 cash use was primarily $156,439 for a portion of the Conestoga acquisition cost, $16,227 of capital additions and a net increase of $1,017 in additional investments and advances to affiliates. Capital additions in the nine months of 2002 were primarily $8,279 for network infrastructure expansion, $3,884 for CLEC switching equipment, and $1,818 for computers.

Net cash used in financing activities was $4,959 in the nine months ended September 30, 2003, compared with $91,418 of net cash provided in the same period of 2002. In the nine months of 2003, payment of dividends of $5,546 was the major financing use of funds while long-term debt borrowing net of payments made on long-term debt used $364 and common stock issuance provided $951. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless investment. In the nine months of 2002, long-term debt was increased $160,000. The majority of the additional debt was used to fund the Conestoga acquisition. Of the remainder, $64,747 was used to repay other long-term loans and lines of credit and to pay debt issuance costs. Quarterly dividends paid in the nine months of 2002 were $4,574, which included dividends paid on shares issued to Conestoga shareholders in the merger.

Discontinued operations used $20,553 of cash in 2003 primarily for paying the taxes due on the sale of D&E Wireless in 2002. That sale provided most of the $75,446 cash from discontinued operations in the previous year. The total cash provided by continuing operations in the nine months ended September 30, 2003 was sufficient to pay for the ongoing capital expenditure program, to pay our regular quarterly dividends and to provide excess cash used to repay bank borrowings under the terms of the covenants.

Other

During 2002, we wrote off $651, related to the WorldCom bankruptcy, in addition to our portion of losses that were shared through the NECA settlement pool process. During April 2003, we sold our major claims against WorldCom and recovered cash, $294 of which is a direct recovery of our loss.

During the third quarter, we continued our preparations for a trial project to deliver a bundle of services through DSL technology. As part of this trial, we plan to offer digital entertainment services, including television programming, to our customers in certain areas of Union County. This trial project will involve delivering a “triple play” of voice, data and video services through a single line to the customer. Capital expenditures of approximately $2,000 are anticipated during 2003 with a revenue impact beginning in the first quarter of 2004.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

External Sources of Capital at September 30, 2003

As of September 30, 2003, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $47,500), Term Loan B (a $125,000 single draw 8.5-year senior term loan with a remaining balance of $119,000) and an 8.5-year senior reducing revolving credit facility, with a reduced total availability of $73,500, of which $40,484 is borrowed. The revolving credit facility, of which $33,016 was available as of September 30, 2003, is available to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired their long-term loans of $35,000.

The Term Loan A requires interest only payments for three years, with increasing quarterly principal payments from the third quarter of 2004 through the second quarter 2011. The Term Loan B requires interest only payments for two years, with increasing quarterly principal payments from the third quarter of 2004 through the fourth of quarter 2010. The revolving credit facility requires interest only payments for two years, with increasing quarterly principal reductions of the amount available to borrow from the third quarter of 2004 through the fourth quarter of 2010. Interest on both the loan and the revolving credit facility is payable at a base rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee must be paid on the unused portion of the revolving credit facility. The $35,000 Conestoga loans require interest only payments for three years with equal quarterly payments from the first quarter of 2005 through the fourth quarter of 2014.

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

In light of the favorable market conditions and opportunities, which appear to be available to D&E due to its performance, we are considering alternatives available to us to take advantage of low market interest rates and to amend existing amortization schedules and/or loan covenants. There is no assurance that our evaluation of the alternatives will result in a favorable restructuring of our indebtedness.

Upon completion of the sale of Conestoga Wireless on January 14, 2003, we received approximately $10,005 and, as required by the Senior Secured Credit Facility mandatory repayment terms, subsequently repaid $2,500 of the Term A loan, $6,000 of the Term B loan and $1,500 on our revolving credit facility. As of September 30, 2003, we had no other unsecured lines of credit.

Our borrowing capacity at September 30, 2003, as limited by our covenants is $73,500, of which $40,484 was drawn. As of September 30, 2003, the full amount of the revolving credit facility was available for borrowing without violating any of the covenants. Based on the excess

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

cash flow generated during the third quarter of 2003, D&E has classified $2,907 of the revolving credit facility as short-term debt and will reduce that loan with a payment in November 2003. Our ratio of total debt to total debt plus capital increased to 55.1% at September 30, 2003 from 54.8% at December 31, 2002.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2003, other than for operations, include capital expenditures, the payment of quarterly common stock dividends and other contractual obligations. On October 23, 2003, we declared a quarterly common stock dividend of $0.125 per share payable on December 15, 2003, to holders of record on December 1, 2003. We expect that this dividend will result in an aggregate payment of approximately $1,900. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit Agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless communications towers for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless, LLC (“Keystone Wireless”) for the sale of the wireless telephone assets of CWC. Although D&E sold the assets of this business on January 14, 2003, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites, and after construction of each tower, enter into a long-term operating lease with Mountain Union for space on the tower. At closing on the sale of CWC, Keystone Wireless assumed 9 leases for tower space under the BTS. Keystone Wireless is also contractually obligated to enter into up to 6 additional operating leases for tower space under the BTS, provided that sites therefor can be located and the towers built under the BTS. Consequently, Keystone Wireless is committed to leasing space on a total of 15 towers under the BTS, provided that sites therefore can be located and the towers built under the BTS. Should any of the obligations under the BTS to build 20 towers remain unfulfilled, D&E will be subject to penalties for nonperformance. Because the underlying assets of CWC were sold under the asset purchase agreement, we have considered any remaining obligations and potential penalties under the BTS a contingent liability. As of September 30, 2003, we have recorded an estimated $975 for D&E’s remaining commitment under the BTS.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The majority of these tower site leases and our guarantee will expire in 2011 and thereafter. We have estimated and recorded the fair value of the liability for the lease guarantees of $3,200.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We hold a 33% interest in EuroTel and a 28.88% direct interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In the nine months ended September 30, 2003, D&E made advances of $944 to EuroTel and we expect that our total 2003 advances will be less than $1,000 in the aggregate. Additionally, we have provided a letter of commitment to advance an undetermined amount of funds to Pilicka for 2003. However, management does not anticipate having to advance funds to Pilicka during 2003.

During the second quarter of 2003, we successfully won bids in the Federal Communications Commission auction for licenses in five geographic areas within our service territory. These licenses will enable us to provide wireless data services in Lancaster, Reading, Altoona, Williamsport and State College, Pennsylvania. We currently have deposited $166, or 20% of the price, with the remaining 80%, or $662, anticipated to be payable before the end of the fourth quarter of 2003 upon the FCC’s completion of post-auction procedures.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The preferred stock of the utility subsidiary does not fall within the guidance of SFAS No. 150 requiring classification as a liability. The adoption of SFAS No. 150 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement, the provisions of which are applied prospectively, is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had material impact on the Company’s financial position, results of operations or cash flows.

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

In 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. D&E applied the initial recognition and measurement provisions consistent with a prospective basis effective December 31, 2002. This interpretation requires that, at the time a company issues a guarantee, the company must recognize a liability for the fair value of the obligation under the guarantee. As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union Telecom for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period commencing on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of future payments undiscounted that D&E could be required to make under the guarantee as of September 30, 2003 is $14,797. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. D&E has estimated and recorded the fair value of the liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Because of additional issues raised, the FASB delayed implementation of FIN 46 for variable interest entities created before February 1, 2003. Currently, FIN 46 may be deferred until the first fiscal quarter or interim period ending after December 15, 2003. D&E is currently evaluating the impact of this interpretation on the Company’s financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 primarily addresses certain aspects of the

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flow.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements.

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

As of September 30, 2003, we had approximately $244,733 of total indebtedness, including current maturities, which arose primarily in connection with the Conestoga acquisition. See

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

“External Sources of Capital at September 30, 2003” above. This increased indebtedness could restrict our operations due to the following factors, among others:

•	we will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	our indebtedness may limit our ability to obtain additional financing on satisfactory terms, if at all;

•	insufficient cash flow from operations may cause us to attempt to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do at all or on satisfactory terms;

•	our level of indebtedness may make us more vulnerable to economic or industry downturns;

•	we may not have the ability to pay dividends to our shareholders; and

•	our debt service obligations increase our vulnerabilities to competitive pressures, as we may be more leveraged than many of our competitors.

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

The integration of the systems and operations of D&E and Conestoga will continue to involve risks. D&E and Conestoga have different operating support systems, including billing, accounting, order management, toll rating, trouble reporting and customer service systems, which may be difficult to integrate. In addition, some of Conestoga’s employees are members of a labor union and are subject to the terms of a collective bargaining agreement. Because D&E’s employees are not unionized, management of the combined company may face difficulties in integrating employees with different work rules. Even if integration of the operating systems and employees is ultimately successful, the amount of management attention diverted to integration efforts may limit their ability to work on other business matters.

We have continuing involvement in the Conestoga wireless segment after its sale which may adversely affect the continuing operations of the business.

In connection with the acquisition of Conestoga, we committed to a plan to sell the assets of Conestoga’s wireless segment. The sale was completed on January 14, 2003. We will have continuing involvement after the sale as a result of our continued guarantees of lease obligations on the wireless tower sites that were sold and our responsibilities under the build-to-suit agreement. Payments required under the build-to-suit agreement and payments, if any, that become due under the wireless tower site guarantees could restrict our operations by reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The communications industry is increasingly competitive, and this competition has resulted in pricing pressure on our service offerings. We may experience increased competitive pressures which could have a negative effect on our revenues and earnings.

As an integrated communications provider, we face competition from:

•	incumbent local exchange carriers and competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises, XO Communications, Verizon and Sprint;

•	wireless service providers, including Cingular, Verizon Wireless, AT&T Wireless, Nextel and T-Mobile;

•	internet service providers, including AOL, EarthLink and MSN;

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	cable television companies, including Adelphia Communications, Comcast and Pencor Services;

•	providers of communications services such as long distance services, including, AT&T, Sprint, WorldCom and Verizon Communications; and

•	systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.

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

In 1993 the Pennsylvania Legislature enacted laws prescribing the deployment of broadband technology and implementation of alternative regulatory rules for incumbent telephone companies. This law was codified as Chapter 30 and implemented by the Pennsylvania Public Utility Commission. When enacted, Chapter 30 included a 10-year sunset provision, i.e., unless action is taken by the legislature before the end of 2003, the current law will no longer exist. For this reason the Pennsylvania Legislature is currently considering the development of replacement legislation to ensure the continued deployment of broadband technology. Under the current rules, our RLECs have committed to a network modernization plan and are now regulated by the Pennsylvania PUC based on a price cap form of rate regulation. New legislation and resulting Pennsylvania PUC enactment could lead to increased capital deployment requirements and a less favorable form of regulation.

We may be unable to secure unbundled network elements at reasonable rates, in which case our CLEC growth may be delayed and the quality of service may decline.

In providing our CLEC service, we interconnect with and use other telephone companies’ networks to access certain of their customers. Therefore, we depend, in certain circumstances, upon the technology and capabilities of these other telephone companies, the quality and availability of other telephone companies’ facilities and other telephone companies’ maintenance of these facilities. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain facilities and services of satisfactory quality from other telephone companies, or on satisfactory terms and conditions, in which case we may experience delays in the growth of our competitive local exchange carrier networks and the degradation of the quality of our service to customers.

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

In February 2003, the Federal Communications Commission approved the Triennial Review Order (“the TRO”). On August 31, 2003, the FCC released the TRO, establishing certain presumptions along with defined procedures for individual states to rebut or accept those presumptions. The Pennsylvania PUC has begun several proceedings in response to the TRO and we are participating along with other Pennsylvania companies. If not rebutted and successfully overturned at the FCC, the TRO presumptions could lead to the elimination of various unbundled network elements (“UNE”) such as UNE-P and line sharing. The elimination of these offerings could have a negative effect on our CLEC segment. The FCC’s TRO is already undergoing judicial scrutiny and further challenges are likely throughout the course of the various proceedings.

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

The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. For example, the FCC is currently considering several key issues related to the implementation of wireline to wireless local number portability presently scheduled to become effective November 24, 2003. An FCC ruling is anticipated in the very near future. Our RLECs

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

have also petitioned the Pennsylvania PUC for a temporary suspension of the requirement to provide wireline to wireless portability pending the resolution of several key operational issues. The final disposition of this issue is unclear at this time; however, the potential exists for a ruling that would have a negative impact on our RLEC and CLEC operations. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services to our service areas. The introduction of pro-competitive policies could have a negative effect on our ILEC operating results yet at the same time present operating opportunities to our CLEC business.

We no longer have a limited suspension from certain interconnection requirements of the Telecommunications Act of 1996. As a result, we may be subject to additional competition for telecommunications services.

Our RLEC services held a limited suspension until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996. The suspension protected the interconnection services in our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our services and facilities. Since we, along with other RLECs in Pennsylvania, did not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.

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

Impairment of Goodwill and Indefinite-Lived Intangibles.

The annual tests for impairment of goodwill and indefinite-lived intangibles which we will perform as of April each year may result in an unplanned expense and reduction of asset value if future cash flow estimates are insufficient to justify the goodwill and indefinite-lived intangible assets’ carrying values. Management performed a test for impairment as of April 30, 2003, and concluded that the fair value of each reporting unit and its related goodwill and other indefinite-lived intangible assets exceeded its net book value this year. Other events could cause impairments when tested in future years.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of September 30, 2003, our debt can be categorized as follows:

Fixed interest rates:
Secured Term Loans	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	$40,484
Senior Secured Term Loans	$166,500

As part of our loan covenant conditions, we have arranged interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of September 30, 2003, our bank debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for two years through interest rate swaps	$35,000	6.29%	$35,000
Rates fixed for three years through interest rate swaps	$35,000	6.93%	$35,000
Rates fixed for four years through interest rate swaps	$35,000	7.23%	$35,000
Fixed rate debt, rates fixed for twelve years	$35,000	9.35%	$40,933
Total fixed rates 58% of total debt	$140,000	7.45%	$145,946
Variable rate debt 42% of total debt	$101,984	4.90%	$101,984

If interest rates rise above the rates of the variable debt, we could realize additional interest expense of $510 for each 50 basis points above the variable rates. If rates were to decline, we would realize less interest expense of approximately $510 for each 50 basis point decrease in rates.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value
11/25/02 to 11/25/04	$35,000	6.29%	5.17%	$568
12/04/02 to 12/04/05	$35,000	6.93%	5.30%	$878
11/25/02 to 11/25/06	$35,000	7.23%	5.17%	$1,273

If interest rates rise above the rates fixed by these swaps, we could realize other comprehensive income of $525 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other comprehensive expense of approximately $525 for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of September 30, 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Identification of Exhibit	Reference
31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-15 of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(b) Reports on Form 8-K:

A current report on Form 8-K dated August 13, 2003, was filed during the quarter ended September 30, 2003. The report announced the earnings for the three months ended June 30, 2003.

A current report on Form 8-K dated September 12, 2003, was filed during the quarter ended September 30, 2003. The report included a copy of the quarterly financial report for the second quarter of 2003 mailed to shareholders.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: November 10, 2003
	By:	/s/ G. William Ruhl
G. William Ruhl
Chief Executive Officer

Date: November 10, 2003
	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President, Chief Financial Officer and Treasurer