Form 10-K
period 2003-12-31
D&E COMMUNICATIONS INC
filed 2004-03-15
CIK 1011737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-20709

D&E Communications, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2837108
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

124 East Main Street P.O. Box 458 Ephrata, PA	17522-0458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(717) 733-4101

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.16 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $147,444,867. Such aggregate market value was computed by reference to the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2003. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2004 was 15,550,720.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

You should understand that various factors, including those discussed in the section titled “Item 1. Business - Factors Affecting Our Prospects” and elsewhere in this document could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 1.	Business

Overview

Our common stock is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol “DECC”. Our internet address is www.decommunications.com. Electronic copies of the 2003 Annual Report on Form 10-K are available free of charge by visiting the “Investor Relations” section of www.decommunications.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

We are a provider of integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. Including the operations of Conestoga acquired in May 2002, we have operated as a rural local exchange carrier (“RLEC”) in parts of Lancaster, Berks, Lebanon, Chester, Montgomery, Lehigh, Union and Northumberland counties in Pennsylvania since the early 1900’s and were among the first to deploy a 100% digitally switched network. In 1998, we began operating as a competitive local exchange carrier (“CLEC”) and currently operate in the Lancaster, Reading, State College, Pottstown, Williamsport, Altoona and Harrisburg, Pennsylvania areas, which we refer to as our “edge-out” markets. Today, we offer our customers a comprehensive package of communications services, including local and long distance telephone services, high speed data services, internet access services and video operations in the State College and Lewisburg areas. We also provide business customers with integrated voice and data network solutions.

As of December 31, 2003, we served 142,799 RLEC access lines, 35,140 CLEC access lines, 12,859 dial-up internet access subscribers, 7,303 digital subscriber line (“DSL”) subscribers, and 814 web hosting customers. For the year ended December 31, 2003, we generated revenue of $173.1 million, operating income of $23.8 million and net income of $4.1 million.

Historically, we have derived the majority of our revenues and operating income from the regulated RLEC segments. For the three years ended December 31, 2003, the RLEC segment accounts for approximately 58% of total revenues and virtually all of the operating income. The graphs below represent fiscal year revenues and operating income. The RLEC segment has consistently generated positive cash flow and has historically accounted for a majority of our total revenues and operating income.

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

Historically, we also have made investments in foreign telecommunications service providers. We own a 38.16% interest, 9.28% through our one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka Telefonia Sp. z o.o. (“Pilicka”), which operates a telephone network in a region south of Warsaw, Poland. We presently maintain a minority interest in these ventures. We currently are exploring strategic alternatives with regard to our ownership interest in Pilicka.

Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. We are a Pennsylvania corporation.

Recent Developments

Debt Refinancing

We completed a $225 million refinancing of our current debt facilities on March 5, 2004. The new debt structure includes a 7½-year $25 million Senior Secured Reducing Revolving Loan, a 7½-year $50 million Senior Secured Term Loan A, and an 8-year $150 million Senior Secured Term Loan B. In addition to the $225 million, the new facility also includes the $35 million remaining debt assumed with the Conestoga acquisition. The debt was assigned a “BB-” rating by Standard & Poor’s Rating Services and a “Ba3” rating by Moody’s Investor Services.

Acquisition of Conestoga Enterprises, Inc.

On May 24, 2002, we completed our acquisition of Conestoga Enterprises, Inc., (“CEI” or “Conestoga”), an adjacent Pennsylvania RLEC providing integrated communications services. The merger consideration was approximately $273 million, which included the payment of approximately $149 million of cash and the issuance of approximately 7.9 million shares of our common stock. In addition, we also assumed existing Conestoga indebtedness totaling approximately $79 million.

The Company and CEI shared complementary footprints that have allowed the Company to realize additional growth opportunities in the eastern half of Pennsylvania as a result of the merger. We have realized increased cash flow through our ability to cross-sell enhanced telephone products developed using our Advanced Intelligent Network software, Internet services, and systems integration data services to a wider customer base in Conestoga’s territory. With minimal incremental expense, we have been able to expand our existing products into the CEI territories. We have realized significant synergies as a result of the merger due to our ability to eliminate redundant expense items over the two operations and spread fixed costs over a larger customer and revenue base. We originally forecasted approximately $4.6 million in annual cost savings primarily due to reductions in the number of employees ($3.6 million) and savings from reduced general and administrative costs ($1.0 million). We successfully achieved all projected synergies as scheduled throughout the year 2002, with approximately one half of the employee reduction occurring in May 2002 and the remaining half occurring in October 2002. Management anticipates realizing additional synergies in the area of subscriber billing. Annual savings after the billing conversion, anticipated to be completed during 2004, are estimated to be $1.6 million.

The Telecommunications Industry

The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies from the point of origination to the point of termination. In recent years the industry has undergone rapid change due to competition, the construction of additional infrastructure and the introduction of new technologies, which has resulted in increased demand for telecommunications services. The Telecommunications Act of 1996 (“TA-96”) and its subsequent interpretation and implementation by the FCC has had a far reaching impact on telecommunications companies, regulators and customers as society moves forward to embrace an “information highway: available to all” approach.

There are two predominant types of local wireline telephone service providers in the telecommunications industry: Incumbent Local Exchange Carriers (“ILEC”) and Competitive Local Exchange Carriers (“CLEC”). Within the ILEC sector, generally there are Rural Local Exchange Carriers (“RLEC”), which operate in rural areas, RLEC aggregators, which operate multiple RLEC properties throughout the United States, and Regional Bell Operating Companies (“RBOC”), which were the telephone companies created from the break-up of AT&T in 1984.

The passage of the TA-96, with its stated goal of encouraging the rapid deployment of new telecommunications technologies and promoting competition to ensure lower prices and higher quality services for U.S. telecommunications customers, substantially changed the telecommunications industry. The TA-96 effectively permitted newly created CLECs to compete with ILECs. As a result, ILEC and CLEC operators increasingly seek to differentiate themselves by bundling their communications service offerings and providing high quality customer service. Both ILEC and CLEC operators face other competitive methods of delivering communications services including cable service, wireless telephones, satellite transmission and voice over the Internet protocol (“VoIP”) service.

Despite competition introduced into the telecommunications industry as a result of the passage of the TA-96, many large RLECs continue to grow their business by capitalizing on their extensive networks, favorable demographic trends and the increasing demand for communications services, including new service offerings such as high speed data and enhanced telephone services. There are also a number of RLECs that operate in rural areas where competition from CLECs generally has been minimal due to regulatory factors, including exemptions from rules applicable to the RBOCs that require competitive access as mandated by the TA-96, and the unfavorable economics of constructing and operating competitive systems in rural areas. Additionally, there has been consolidation among RLECs, which has created economies of scale and the ability to cross-sell new services across a larger customer base. Nationally, there are a large number of RLECs similar to ours that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to regulatory factors and unfavorable economics of constructing and operating competitive systems. Most of these RLECs have fewer than 50,000 access lines.

Strategic Initiatives

Our primary business objective is to be a leading, regional wireline-focused integrated communications service provider. To achieve this objective, we will continue to pursue the following goals:

Pursue Integrated Communications Provider Concept to Grow the Company

The evolution into an integrated communications provider is a key element in the future growth of the Company. With RLEC line counts declining and increasingly threatened, our Company must realize additional sources of revenue. The more services D&E provides to a customer, the more effectively it can build a long-term relationship with the customer, resulting in greater potential for revenue growth. The bundling of services, video, DSL and voice, is a key part of the Company’s strategy to grow revenue and strengthen the customer relationships while providing increased value. In addition, by offering a full range of services, D&E will be in a better position to compete with cable companies and other competitors as they begin to encroach on its traditional telephone service areas.

We find that business customers are looking for a single source provider for their communications services. Therefore, any one of the voice or data services that we provide can be an entry point for selling additional services. We believe that our ability to provide comprehensive solutions to our customers differentiates us from our competitors.

Improve Profitability of Every Business Segment

The Company’s focus on providing a high quality of service level to our customers is key to enabling us to reach our profitability goals. Adding additional services such as broadband, long distance, custom calling features and, in the future, video services, will help D&E increase the revenue per subscriber and help offset declining access line counts.

D&E’s recent growth in total line count has come from its “edge-out” CLEC markets. We will continue to operate under a disciplined strategy to increase our market share in our “edge out” markets by offering competitive communication service packages primarily to business customers. We believe there is still a great deal of potential for new customers and revenue in the CLEC markets. By providing excellent service to customers in these markets, the Company will seek to expand its positive image throughout central and eastern Pennsylvania. While our business plan is to increase revenues, we plan to do so in a manner which also increases net income.

Likewise, we believe that we can further expand our market share of the Internet services market by meeting or exceeding the customer service and technical requirements of individual and business customers whom we believe have been underserved by national providers of Internet services in the past. In addition, Conestoga did not actively market dial-up Internet services, which has provided us with an opportunity to introduce our Internet services to existing Conestoga customers following the acquisition of Conestoga. Since the introduction of Internet services in Central Pennsylvania, including the Conestoga territories, an additional 490 dial-up subscribers have been added, which results in additional annual revenue of approximately $100,000. While we intend to maintain our dial-up Internet access customer base, we also plan to leverage our success and further focus our sales and marketing efforts on selling our high speed data and web hosting services.

Leverage Our Core Assets

We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to gain new customers and increase our market share in all our business segments. We will also continue to actively market our broad array of services to our existing CLEC customers. For example, as of December 31, 2003, the company provided long distance service to approximately 62% of our CLEC access lines, and approximately 10% of the CLEC business customers had subscribed to our high speed data services.

In addition, our operations are supported by computer systems that permit us to install service rapidly, analyze network problems, and provide customer billing. Also included are customers’ databases and the associated fiber, copper cable, switching and other equipment required to provide service. These systems are supported by personnel who have the expertise to provide advanced communications services to our customers.

Capitalize on the Convergence of Voice and Data Communications Technologies

We believe that the convergence of voice and data communications technologies provides us with opportunities to provide more comprehensive communications solutions to our customers and permits us to reduce our overall costs. It is this convergence that has increased the need for businesses to seek a single provider for all of their communications and data networking needs. Our systems integration business enhances our service offerings and positions us to be a single source provider of voice and data communications services to our business customers.

Convergence also makes possible the economic bundling of video, DSL and voice, which is a key part of the strategy to grow revenue and strengthen customer relationships. In addition, by offering a full range of services, we will be in a better position to compete with cable companies and other competitors as they begin to encroach on our traditional telephone service areas. The additional services and growth of customers made possible by our ability to capitalize on being a leader in adapting converged technologies, provides us with an additional source of revenue important to growing the company.

Continue to Focus on Customer Service

We believe that our commitment to customer service strengthens our relationships with our customers and enhances our competitive position. We will maintain our commitment to customer service through the continuous pursuit of technological enhancements to our operations, the ongoing training of our customer service and sales representatives in new service offerings and the development of brand-oriented community service programs and sponsorships. Customer service is provided 24 hours a day, 7 days a week and 365 days a year. Completing the final integration of systems and procedures with Conestoga is a top priority and will help to ensure that we deliver excellent service. These projects include integrating the subscriber billing systems and implementing a trouble management support system for the entire company for use in the network operations center. Other priorities include initiating common operational support systems across the company, as well as consolidating disaster recovery procedures, and developing a customer database that will enable better communication with customers for sales, marketing and operational purposes.

Selectively Pursue Strategic Acquisitions

We will endeavor to increase the scale and scope of our business through acquisitions of companies, including other RLECs that strategically fit with our integrated communications strategy. Acquisition targets may include companies that deepen our industry focus, broaden service territories and increase the breadth of our services.

Operations

RLEC Operations

Our RLEC segment of the business has provided telecommunications services to the RLEC territories since the early 1900s and was one of the first to deploy a 100% digitally switched network. Today, we market our RLEC services, including, local telephone, network access, long distance, data and enhanced telephone services, as Denver & Ephrata Telephone Company, The Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company in three distinct service territories. Our RLEC strategy is to grow revenue by selling additional communications services, including high speed data and enhanced telephone services, and improve financial performance through operating efficiencies.

We operate in rural and suburban territories totaling 802 square miles, averaging 178 access lines per square mile as of December 31, 2003. As of December 31, 2003, the RLEC served 142,799 access lines. Approximately 74% of these access lines served residential customers and approximately 44% of the customers subscribed to one or more enhanced telephone services.

We offer our customers a broad array of enhanced telephone services including:

•	call waiting

•	call transferring and call forwarding

•	automatic callback

•	video conferencing

•	Privacy Call Manager

•	call trace

•	call-blocking

•	conference calling

•	voice mail

•	teleconferencing

•	DID (direct inward dial)

•	caller name and number identification

•	distinctive ringing

•	simultaneous ringing (in limited areas)

We also offer network access services that provide other telecommunications carriers, such as local exchange carriers, long distance carriers and wireless companies access to our local network facilities for the completion of their calls. Payment for providing these services comes either directly from our customers or from other telecommunications carriers that utilize our networks. Additional interstate access revenues are received from settlement pools administered by the National Exchange Carrier Association, Inc. (“NECA”) which we pay into to participate. In addition, we offer long distance telephone service to our RLEC customers and directory advertising to give customers business service information in addition to telephone number data.

Growth in access lines in 2001 reflected the population growth in our service territories, as well as our continued efforts to sell additional access lines to the existing customer base for dedicated fax and Internet access services. During 2002 and 2003, the access line count declined as a result of various factors that reflect national trends, including (i) the softening demand for second lines due to customers moving their Internet access to either DSL services provided by us, or to cable modems that are provided by competitors, (ii) the use of wireless service in place of second lines and in some cases primary lines and (iii) overall economic conditions. The following table reflects access line trends over the past three years on a pro forma basis, including Conestoga access lines before the Conestoga acquisition:

	At Or For The Years Ended December 31,
	2003	2002	2001
ACCESS LINES:
Residential	105,086	107,354	108,386
Business	37,713	37,956	39,080

Total RLEC	142,799	145,310	147,466
PERCENT OF TOTAL:
Residential	73.6%	73.9%	73.5%
Business	26.4%	26.1%	26.5%
PERCENTAGE GROWTH:
Residential	(2.1)%	(1.0)%	1.5%
Business	(0.6)%	(2.9)%	5.2%
Total RLEC	(1.7)%	(1.5)%	2.4%

CLEC Operations

Our CLEC began operations in 1998 and offers services similar to the RLEC, but primarily targets small and medium-sized business customers within the edge-out markets. We also provide services to residential customers in certain markets where economically prudent as part of bundled services with video, high speed Internet or long distance. By concentrating the CLEC strategy on markets surrounding the RLEC territories, we are able to leverage our existing human resources (including technical and engineering professionals), significant back office infrastructure and network assets. As a result, three of the CLEC markets are within 10 miles, three are within 50 miles and one is within 100 miles of one or more of the RLEC territories.

We provide our CLEC customers with high speed data services, local calling, customized extended local calling, long distance, data and enhanced telephone services. In addition, we have developed a broadband fiber and coaxial cable network in our State College market to offer bundled services, including cable television, to business and multi-dwelling unit residential customers. We plan to continue to focus primarily on business customers, leverage our existing facilities and construct new facilities when and where it is economically prudent.

The number of access lines served by our CLECs has increased from 22,139 access lines as of December 31, 2001, to 29,072 access lines as of December 31, 2002, and to 35,140 access lines as of December 31, 2003. We believe that market demand for an alternative communications provider combined with our sales efforts and quality reputation will contribute to continued growth. As of December 31, 2003, approximately 25% of access lines were served entirely on our own facilities. Approximately 61% were served through a combination of our facilities and leased facilities under our control, and 14% were served completely on lines of another provider. The lines on which we perform the switching function, including on our facility and including those on a combination with leased facilities, are referred to as “On-Net or On-Switch.” During 2003 we eliminated 1,128 business lines from the count for all three years presented to conform the method of counting CLEC lines to the same method used by the RLEC. The following table reflects our access line growth over the past three years on a pro forma basis, including Conestoga access lines before the Conestoga acquisition:

	At Or For The Years Ended December 31,
	2003	2002	2001
ACCESS LINES:
Residential	4,942	5,454	5,021
Business	30,198	23,618	17,118

Total CLEC	35,140	29,072	22,139
PERCENT OF TOTAL:
Residential	14.1%	18.8%	22.7%
Business	85.9%	81.2%	77.3%
PERCENTAGE GROWTH
Residential	(9.4)%	8.6%	28.6%
Business	27.9%	38.0%	98.0%
Total CLEC	20.9%	31.3%	111.7%
Percent On-Net or On-Switch	86.0%	78.0%	84.6%

Internet Service Operations

As part of the strategy to provide a range of data services to customers, we began offering DSL service in the second half of 1999 and began bundling DSL and Internet access services to RLEC and CLEC customers when we launched our Internet service provider in the fourth quarter of 2000. Internet service offerings include dial-up and high speed Internet access and web hosting services. Internet services are offered to residential and business customers in a geographic region that includes and surrounds the RLEC and CLEC operations. This service is offered entirely on our own facilities in our RLEC territories and primarily on our own facilities in our CLEC markets. The following table reflects subscriber growth over the past three years:

	At Or For The Years Ended December 31,
	2003	2002	2001
Dial-up	12,859	12,652	10,161
DSL	7,303	5,615	2,209

Total Subscribers	20,162	18,267	12,370
Web Hosting Customers	814	651	447
PERCENT OF TOTAL:
Dial-up	63.8%	69.3%	82.1%
DSL	36.2%	30.7%	17.9%
PERCENTAGE GROWTH:
Dial-up	1.6%	24.5%	2,030.2%
DSL	30.1%	154.2%	2.5%
Total Subscribers	10.4%	47.7%	368.9%
Web Hosting Customers	25.0%	45.6%	794.0%

We believe that residential and business customers in rural markets have been underserved by national Internet service providers in the past and that this provides a significant opportunity for growth. Our local presence, focus on customer service and technologically advanced services provide us with a competitive advantage in our markets. While we plan to maintain our dial-up Internet access customer base, we also plan to focus our sales efforts on selling our high speed data and web hosting services as part of an integrated communications package. DSL subscribers continue to grow at a rapid pace, increasing by 1,688, or 30%, since December 31, 2002.

Systems Integration Operations

To augment our core voice and data communications services and enhance our position as a provider of integrated communications services, we offer a full range of data and voice system services to businesses, government agencies and educational institutions. We believe that the complexity of voice communications and data networks has increased the need for small and medium-sized businesses to seek a single provider for all of their communications and networking needs. We believe that the convergence of voice communications and data networks technology further drives this outsourcing trend and increases the need for service providers that have expertise in both voice and data networks. In addition, systems integration services can serve as an entry point to business customers to better position us to capture more of their total communications services spending.

We offer services to support the design, implementation and maintenance of local and wide area networks and telecommunications systems. We also sell data and voice communications and wireless networks, and provide custom computer programming and security services. We market these products and services primarily in our RLEC and CLEC service areas. Our sales team targets businesses, government agencies and educational institutions with comprehensive solutions for their voice and data communication networking needs.

Wireless Operations

In connection with our strategy to exit the mobile and wireless business, we completed the sale of an investment in PCS ONE on April 1, 2002.

Remaining consistent with our focus on wireline communications, we completed the sale of Conestoga Wireless on January 14, 2003. The results of operations of Conestoga Wireless are not reported as discontinued operations due to the continued obligations that we have after the sale related to our guarantees on cell site leases and our responsibility under a Build-to-Suit agreement. Conestoga Wireless reported revenues of $7.6 million from May 24, 2002, the date of acquisition, through December 31, 2002. The operating loss for 2002 was $1.8 million.

Investments

Our company currently owns minority investments in foreign telecommunications service providers. We own a 38.16% interest, 9.28% through our one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka, which operates a telephone network in a region south of Warsaw, Poland. We are currently exploring strategic alternatives with regard to our ownership interest in Pilicka.

Competitive Strengths

Customer Service

We believe there is a high correlation between service quality and the likelihood that our customers will remain with us when presented with a competitive alternative. Our commitment to personalized customer service includes: (1) locating call centers in the communities that we serve; (2) minimizing the use of automated attendant call routing systems, so that live representatives answer calls directly, a service not offered by many of our competitors; and (3) providing a single point of contact for service calls by cross-training all customer service personnel in RLEC, CLEC, long distance and Internet service offerings. Call centers provide convenient access for customers to place their orders and make billing inquiries.

Multiple customer retention measures are employed, for larger RLEC business customers and for our CLEC customers who are more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures, such as monthly customer surveys to ensure customer satisfaction and loyalty. The focus on customer service was evident in the 2003 survey responses, in which 98% of the respondents said that the overall service was good or excellent. Additionally, in areas such as call completion, customer-out-of-service reports and service order completion, our performance consistently exceeds guidelines established by the Pennsylvania Public Utility Commission.

In addition, personnel at our network operations centers coordinate provisioning and maintenance for our customers. Our network is monitored, and repair service is available, 24 hours a day, 365 days a year. Inbound maintenance requests, field personnel dispatches and service order monitoring are all coordinated through this center. Our primary network operations center also provides us with remote network management, maintenance and repair capabilities, which we believe increases our engineers’ productivity and reduces potential service interruptions for our customers.

Sales and Marketing

We instituted a strategic branding awareness campaign, “Delivering Excellence”, in the second half of 2003. The branding campaign is a key factor to provide name and brand recognition to the Company to support our business success and sustain competitive advantage. The “Delivering Excellence” brand recognizes the quality customer service for which our customers recognize the Company. Our employees are immersed in a culture that values and acts upon delivering a positive customer experience which is a vital part of the D&E brand. The quality of the Company’s work and our responsiveness to meeting customer needs are critical for the success of the brand and the Company and drive successful financial performance. The strategic branding initiative, with a budget of $1.4 million, is expected to be completed in 2006.

The convergence of voice, data, and video provide a key strategic growth strategy for us as an Integrated Communications Provider (“ICP”). We believe that the bundling of services for consumers (e.g., phone, Internet and video) provides an opportunity to increase revenue growth and strengthen customer relationships by offering an integrated bundle. We offer video over the Company’s cable operations in State College, Pennsylvania and have commenced a trial offering over the Company’s copper system in Union County, Pennsylvania. For businesses, convergence means providing VoIP systems with professional information technology (“IT”) services for integrating high speed networks and assisting customers’ migration to data packet based networks.

We employ a relationship-based sales and marketing approach. This approach, and a commitment to customer service, builds brand loyalty and increases the effectiveness of sales efforts. We also grow our general brand awareness through corporate and product awareness campaigns that utilize local television, billboard and print ads as well as sponsorship of community events. Corporate spokesman, Dick Vermeil, is an important component to the brand awareness strategy. Joe Paterno also helps promote our Company’s products and services. With respect to non-RLEC businesses, we support an aggressive integrated marketing communications strategy with targeted direct sales efforts. Customer service representatives are located throughout the service territories and are supported by local sales efforts.

We manage our sales organization by our four primary customer types: residential, business, government agencies and educational institutions. Customer service representatives proactively market a complete service portfolio to residential customers through regular calling programs and consultative analyses of customers’ services on incoming calls. We have developed up-sell and cross-sell programs in our customer service call centers with sales representatives who are cross-trained in all segments of our business to market the service offerings more effectively. Aggressive monthly sales targets are established for the customer service representatives and their efforts are coordinated with the marketing incentives designed to promote a given service at the same time. Marketing programs and sales initiatives are coordinated with the calling efforts to maximize their effectiveness.

In 2003 Conestoga customer representatives were integrated into the up-sell and cross-sell programs that D&E had implemented. For example, in early 2003, the dial-up and DSL services at all locations were standardized in terms of pricing and provisioning and branded with the Jazzd name. Incentives were offered to the three RLEC customer service groups, where each team had certain targets that had to be met in order to be eligible for the incentive award that month. Each of the three customer service groups focused their attention on cross-selling DSL to RLEC customers and up-selling to the dial-up customers.

The direct sales force targets government and educational institutions, as well as small and medium-sized businesses, and is divided between communication services and systems integration services. Both sales groups make direct calls to existing and prospective customers, make product recommendations and offer a cost comparison of the service package. The sales personnel work closely with the network engineers and systems integrators to design solutions to satisfy customers’ needs.

Network Architecture and Operations Support Systems

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network. We continue to utilize a technologically advanced, fiber-rich network based on digital switching, fiber optic transport technology and host/remote call switching architecture. We operate our own Signaling System 7 network that provides efficient call routing and allows enhanced features to travel across the national telephone network. During 2001, we completed a new network operations center, which monitors network performance 24 hours a day, 365 days a year and allows us to maintain high network performance standards.

The RLEC has digital host switches in Ephrata, Lititz, Birdsboro and Lewisburg, Pennsylvania and delivers dial tone to an extensive network of remote switches and access nodes that are connected with fiber optic cable. Connection to customers, or the “last mile”, is provided over the RLEC’s copper or fiber outside plant. The host/remote architecture concentrates network intelligence in the four host offices, enabling the RLEC and CLEC operations to leverage this network and provide short customer loop lengths in our copper cable plant. Short customer loop lengths and the packet information delivery network system facilitate the delivery of advanced high speed services such as DSL. We are capable of providing DSL service to approximately 94% of RLEC customers.

The CLEC’s network strategy is to leverage the core switching architecture of the RLEC network and to own the key elements of the local exchange network. These elements include remote access nodes and the facilities connecting the host switches to the remote access nodes, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, the CLEC builds copper/fiber distribution facilities between the remote access nodes and customers’ premises. The network strategy allows the CLEC to provide high quality and reliable service and helps to minimize customer turnover. In addition, we have one host switch and three remote access nodes supporting the broadband fiber network in State College, Pennsylvania. As of December 31, 2003, the CLEC had most of its access lines connected to the RLEC switch and approximately 25% of its access lines completely on our network.

The network is supported by computer systems called operations support systems that provide the ability to install service for customers on a short interval basis and to analyze network problems in many instances before the customers are affected. These systems include databases of all RLEC and CLEC customers and the associated facilities such as the fiber and copper cable and the associated central office switching connections that serve them. In certain markets, we also use geographic information systems to map our outside plant cable and associated structure of poles and underground conduit. These same systems allow us to verify quickly the capability of the plant for high speed data service. We have a system that stores the inventory of central office and transmission equipment that is accessed for the automatic provisioning of customized services for customers. These systems also have monitoring and troubleshooting capabilities to insure the reliability of the network. In addition, the company has recently established the capability to interface with the operations support systems of Verizon and Sprint to assure fast and accurate provisioning of services for the CLEC customers.

At the time of the Conestoga acquisition, D&E was using an in-house billing system and Conestoga was using an external provider. A comprehensive evaluation of both systems has since been completed and the D&E platform was selected. A new contract has been negotiated with Conestoga’s provider to support the D&E platform, which will result in substantial savings to D&E. Conversion of Conestoga customers from their billing system to the D&E billing system is expected to be completed by October 31, 2004. The anticipated cost savings is $1.6 million in annual service charges.

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

To date, our RLECs have faced limited competition and, to the best of our knowledge, have not lost any access lines to a wireline competitor since the Telecommunications Act was passed in 1996. The primary reason for this insulation from competition is that our RLECs maintain a rural exemption from the more burdensome interconnection provisions of TA-96. Further, the Pennsylvania Public Utility Commission had granted our RLECs a temporary suspension of many of the interconnection requirements under the TA-96. This suspension expired in January 2003. Consequently, competitors are now allowed to seek removal of the rural exemption from the more burdensome interconnection obligations for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. Similarly, to the extent that other RLECs are denied a continuation of their own rural exemptions, our CLECs will have opportunities to compete in those RLEC markets.

We believe that our RLECs have competitive advantages based on several factors, including the lack of concentration of any large business customers, a strong customer service record and high level of customer satisfaction and the service territories’ high cost of facilities-based entry due to low population density and other regulatory factors. Our RLECs experience competition from wireless operators in our service territories, which serve as an alternative service to wireline local and long distance services. Wireless competitors include AT&T Wireless, Verizon Wireless, Cingular Wireless, Sprint PCS, Nextel and T-Mobile Wireless. Consistent with national trends, our RLECs experienced a 3.0% decline in network access minutes in 2003.

Our CLECs compete principally with the services offered by the incumbent local exchange carriers, Verizon Communications, Sprint and other competitive providers, including other CLECs, inter-exchange carriers, cable television companies, wireless service providers and private networks built by large business customers. The edge-out markets served by our CLECs are served by one or more other CLECs. In addition, in providing long distance service, our RLECs and CLECs are in competition with major carriers such as AT&T, MCI, Sprint, and most recently, Verizon Communications as well as the wireless companies listed above.

Our systems integration business competes with large, regional and national companies that provide a wide variety of services to their customers. These competitors include Morefield, Williams, IntelliMark and Weidenhammer Systems Corp. We also compete with numerous smaller service providers. As a result of this competition, we may lose customers or have difficulty acquiring new customers. Barriers to entry to the markets for these services are generally low. As a result, new competitors may enter this market. The existing and new sources of competition place pressure on the pricing of these services.

The market for Internet services is highly competitive. We compete for dial-up customers with national, regional and local Internet service providers as well as cable companies and direct broadcast satellite companies. These competitors include AOL, EarthLink, MSN, Adelphia Communications, Comcast and Pencor Services. We also compete for business customers with long distance and local communications providers in selling high speed data services. The existing and new sources of competition in this market place pressure on the pricing of these services.

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

Pursuant to TA-96, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight in the provision by ILECs of interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way.

Federal Regulation

We must comply with the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. Our RLECs also must comply with TA-96. TA-96 encourages competition in local telephone service by requiring ILECs to open their networks and markets to competition. Because unique market characteristics are typically present in the areas served by RLECs, TA-96 granted an exemption to RLECs from the interconnection requirements applicable to non-rural ILECs. This exemption remains in place until an RLEC receives a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome, and is technically feasible. State public utility commissions may also grant a suspension of the interconnection requirements under TA-96 to ILECs that have fewer than 2% of the nation’s subscriber lines, such as our RLECs. Our RLECs received a temporary suspension of these requirements that expired in January 2003. Even though our RLECs are not protected by the exemption under the Act, our RLECs will continue to be protected from competition until the Pennsylvania Public Utility Commission, or PA PUC also grants a competitor’s request to terminate our RLECs rural exemption. Such a request has been made by a wireless carrier relative to our RLECs and is currently pending at the PA PUC. Our RLECs and the wireless carrier have entered into a Memorandum of Understanding outlining the key terms of a traffic exchange agreement, which will be developed and executed in the first quarter of 2004. As a result of the Memorandum of Understanding, the wireless carrier has petitioned to withdraw its request. Our RLECs are subject to rate of return regulation at the FCC level. Each participates in the National Exchange Carrier Association access tariffs and are nationwide average schedule companies for access revenue settlement purposes.

Pennsylvania Regulation

Our RLECs are subject to regulation by the Pennsylvania Public Utility Commission. In 2001, we entered into an alternative regulatory framework with the PA PUC, commonly known as Chapter 30, for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than a rate of return regulation. As a result of the alternative regulatory framework, profits are not directly limited by the PA PUC as they were under the former rate of return system of regulation. Instead, our RLECs received the flexibility to increase intrastate rates annually based on inflation less 2 percentage points. In exchange for the indexed price cap on rates, the RLECs get the benefit of any increase in margin resulting from their ability to reduce operating costs. Our RLECs can also seek to rebalance rates periodically within or between various intrastate service categories, such as local, toll and access. Additionally, our RLECs have the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of their control that result in reduced revenue or increased expenses. The enabling state law that created the RLEC’s alternative regulatory framework expired, or sunset, on December 31, 2003. The PA PUC has subsequently issued a policy statement indicating its belief that the current rules governing alternative regulation and network deployment are still applicable and enforceable even though the enabling law has expired. The state legislature has been working to develop and enact replacement legislation, which could occur in 2004. We are unable to discuss the potential outcome of this process with any degree of certainty at this time. Our RLECs rebalanced rates in July 2002 and July 2003. These filings were revenue neutral and resulted in increases to local service rates that were offset by reductions to intrastate access charges. Our RLECs pay into and receive intrastate Universal Service Fund (“USF”) support from the Pennsylvania USF. See “Promotion of Universal Service.”

Our CLECs are also subject to regulation by the PA PUC in relation to intrastate services, including local telephone, regional long distance and network access services. Under the PA PUC’s current practices, our CLECs’ rates and services are generally subject to much less regulatory scrutiny than those of the RLECs in their markets.

The PA PUC must also approve any issuance of stock, incurrence of long-term debt, or acquisition or sale of material utility assets by our RLECs and CLECs. In addition, the PA PUC must approve any change in controlling interest of either our RLECs and CLECs or their holding companies. The PA PUC defines a “controlling interest” as an interest held by a person or group acting in concert, which enables the beneficial holders to control at least 20% of the voting interest in the utility or its parent, regardless of the remoteness of the transaction.

Under TA-96, the PA PUC also has authority to arbitrate any disputes over the terms and conditions of interconnection between our CLECs and the ILECs in our CLEC markets, including the prices of various unbundled network elements that our CLECs purchase. The PA PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by the PA PUC may have a material effect on our CLECs’ costs and profitability.

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

Access to Network Elements. ILECs are required to lease to new communications service providers the various elements in their network that are used to provide local telephone service. The leased parts of the ILEC’s networks are known as “unbundled network elements.” The ILEC must make unbundled network elements available at rates that are based on their forward-looking economic costs.

Construction of New Facilities. New communications service providers may also enter the local telephone service market by building their own facilities.

To facilitate new communications service providers’ entry into local telephone markets using one or more of the above three methods, TA-96 imposes on non-rural ILECs the obligation to open their networks and markets to competition. When requested by competitors, non-rural ILECs are required to negotiate in good faith agreements that lay out terms governing interconnection to their network, access to unbundled network elements and discounted resale. Non-rural ILECs also must allow competing carriers to “co-locate”, or place their own equipment in the non-rural ILECs’ central offices. Rural local exchange carriers, including our RLECs, have a rural exemption from the interconnection requirements of TA-96. This exemption may only be terminated by the PA PUC following a bona fide request for interconnection to our RLECs and a PA PUC finding that such interconnection request is not unduly economically burdensome, is technically feasible, and is consistent with the universal service provisions in TA-96.

As a result of the passage of TA-96, local exchange carriers, including our RLECs, face the prospect of being subject to competition for the first time in the provision of local telephone and regional long distance services. TA-96 also provides for the codification of the principles of “universal service” and establishes safeguards to foster the provision of communications services in the areas served by ILECs by adopting a federal universal service support fund, or USF. See “ Promotion of Universal Service.”

TA-96 makes competitive entry into the telecommunications industry more attractive to non-ILECs by, among other things, removing most state and local barriers to competition. In particular, after notice and an opportunity for comment, the FCC may preempt any state requirement that prohibits or has the effect of prohibiting a carrier from providing intrastate or interstate communications services. In addition, TA-96 establishes procedures under which an RBOC can enter the market for long distance services within the area where it provides local telephone service. To date, RBOCs have been granted authority by the FCC to provide such regional long distance services in nearly every state, including Pennsylvania. The provision of regional long distance services by RBOCs permits them to offer “one-stop shopping” of local and long distance services, enhancing their competitive position generally in our RLEC and edge-out markets, should they seek to enter these markets. Currently there are no CLECs providing service in our RLEC territories.

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

Pursuant to TA-96, local telephone companies, including both ILECs and CLECs, are required to: (i) allow others to resell their services at retail rates; (ii) ensure that customers can keep their telephone numbers when changing carriers; (iii) ensure that competitors’ customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure access to telephone poles, ducts, conduits and rights of way; and

(v) compensate competitors for the competitors’ costs of completing calls to competitors’ customers. Competitors are required to compensate the ILEC for the cost of providing these interconnection services.

TA-96, with certain exceptions described below, requires ILECs to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the ILEC. Competitors are required to compensate the ILEC for the cost of providing these interconnection services.

At its February 20, 2003 public meeting, the FCC voted on rules concerning ILECs’ obligations to make elements of their networks available on an unbundled basis to new entrants. The Order (“the TRO”) was published on August 21, 2003. According to the TRO, ILECs would not be obligated to give competitors unbundled access to broadband and fiber lines that the ILEC’s deploy in the future to provide broadband service. The FCC planned to limit the ILECs’ obligations to unbundle access to other elements of their systems, such as switches. The FCC established an impairment standard to determine whether ILECs must open elements of their systems to competitive providers. The standard is whether economic and operational impairment exists in a particular market necessitating the unbundling of elements of the ILECs’ systems for competitive providers. The state public utility commissions were tasked with conducting proceedings to apply the stated impairment standards to their specific markets. The PA PUC undertook its proceedings and was in the final decision stage when, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit invalidated significant portions of the TRO. Most relevantly, the Appeals Court ruled that the FCC had delegated too much authority to the states and had not established sufficient bases for its order to unbundle mass market switches and transport facilities. Further, the Appeals Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-home loops and line sharing, but partially remanded the FCC’s rules on enhanced extended loops (“EELs”) used for provision of long distance service. The Court temporarily stayed its vacating of the rules until the later of 60 days or the denial of any petition for rehearing. The PA PUC has not yet stated its position as concerns the pending state proceedings under the original TRO and we are uncertain as to the outcome of this process. ILECs and CLECs may now turn to tariffs and/or market-based contract pricing to continue to purchase the vacated unbundled elements for the immediate future.

Congress specifically recognized that the movement towards increased competition under TA-96 requires accommodation for the different market characteristics of areas served by RLECs. For these areas, TA-96 included provisions which anticipate that the public interest may be best served by exempting RLECs from the more burdensome interconnection obligations. RLECs’ characteristics make these markets much more vulnerable to target market entry (i.e. “cream skimming”) by new entrants. TA-96 recognized that selective customer targeting in areas served by RLECs could have an adverse impact on universal service and the overall public interest.

Congress recognized that interconnection requirements must be carefully constructed, modified or suspended in order to ensure that new entrants targeting primarily lower cost, higher volume customers do not leave the RLECs with only high cost, low volume customers from whom to recover relatively unchanged network costs. Accordingly, TA-96 provides RLECs, including our RLECs, an automatic blanket exemption (“rural exemption”) from certain interconnection requirements. Therefore, an RLEC is exempt from the more onerous interconnection requirements until that RLEC receives a bona fide request for interconnection and the state public service commission determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles.

Under TA-96, ILECs with fewer than 2% of the nation’s subscriber lines, such as our RLECs, may request from state PUCs suspension or modification of any or all of the requirements described above. A PUC may grant such a request if it determines that such suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and to avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. Pursuant to TA-96, our RLECs, along with other RLECs in Pennsylvania, received a temporary suspension of specific interconnection requirements. This suspension expired on July 10, 2002; however, we were granted an interim extension until January 15, 2003, while the PA PUC contemplated our request for another three-year extension. This request was subsequently denied by the PA PUC. Although the extension of the suspension was denied, the rural exemption under TA-96 is still in effect, so that we are still exempt from the more onerous interconnection requirements until we receive a bona fide request for interconnection and the Pennsylvania PUC determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles. A wireless carrier has petitioned the Pennsylvania PUC for the removal of the rural exemption for our three RLECs. This was done, however, in conjunction with negotiations for a wireless traffic exchange agreement, not for competitive entry. Those negotiations have been completed, and the wireless carrier has petitioned to withdraw its petition. In addition, according to the recent Appeals Court decision on the FCC’s TRO, our RLECS may not have to unbundle all elements of our system to competitors, including our broadband and DSL deployment and some of our switches. However, the denial of the renewal of our temporary suspension may put us in a position of having to provide interconnection to other providers without adequate compensation, cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections, and at the same time cause us to suffer a loss of customers to such competitive providers.

To the extent we seek to enter the local telephone service business in other RLEC territories, we could encounter difficulties in obtaining interconnection with those RLECs, particularly if those RLECs are entitled to the same protections we enjoyed in our RLEC territories. In particular, in those circumstances, we might be unable to obtain access to the RLECs’ networks, which could significantly detract from our ability to implement our CLEC strategy in those areas.

Even if an ILEC in a territory that we wished to enter were not entitled to such protections, we could nonetheless be unable to obtain interconnection on favorable terms. The FCC has issued rules implementing the interconnection and resale provisions of TA-96, but those rules have been, and continue to be, subject to administrative and judicial appeals. Thus, there is continuing uncertainty about individual rules governing pricing of interconnection and unbundled network elements, and the terms and conditions of interconnection agreements. This may make negotiating these agreements more difficult and time-consuming. It also could require renegotiations of relevant provisions of existing interconnection agreements or subject them to additional court or regulatory proceedings.

Promotion of Universal Service

The Federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) pay our RLECs from their funds to support the high cost of our operations in rural markets. Our three RLECs paid in approximately $311,000 to the PA USF and received support payments of approximately $2,518,000 in 2003 from this fund. In addition, the three RLECs received $5,835,000 from the Federal USF. The RLECs also contributed to the fund, but this expense is recovered in full through the NECA pooling process.

Newly codified universal service principles are being implemented by the FCC. One of the implemented principles provides that USF funds will be distributed only to carriers that are designated as eligible telecommunications carriers, or ETCs, by the PA PUC. Our RLECs have been designated as ETCs pursuant to TA-96. However, under TA-96, competitors could obtain the same support payments as we do if the PA PUC determined that granting such support payments to competitors would be in the public interest. If such universal service support payments were to become available to potential competitors, our RLECs might not be able to compete as effectively or otherwise continue to operate as profitably as they have historically. RLECs will receive USF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the USF.

The Federal – State Joint Board on Universal Service recently issued its recommendations to the FCC. The Joint Board provided recommendations addressing the growth of the USF, eligibility criteria for receipt of funds, and the cost basis for fund payment to Competitive Eligible Telecommunications Carriers. The FCC is expected to initiate a rulemaking proceeding and seek comment on the Joint Board’s recommendation. A final ruling by the FCC may not occur in the coming year, and we are unable to address the potential outcome with any degree of certainty.

Access Charge Reform

For the year ended December 31, 2003, approximately 50% of our RLECs’ revenues came from network access charges, which are paid to us by end users and intrastate and interstate long distance carriers for originating and terminating calls in the territory served by our RLECs. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the PA PUC and the FCC have made and are continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. These reforms are designed to move these network access charges, over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and could shift recovery to end-user customers rather than long distance carriers. As a result, the aggregate amount of network access charges paid by long distance carriers to access providers, such as our RLECs, will decrease.

In July 2000, the PA PUC created a state universal service fund accompanied by intrastate regulatory access reform, resulting in revenue shifts for our RLECs among local telephone, long distance and network access service categories. On November 9, 2001, the FCC released an order changing its interstate access charge rules and universal service support system for rate-of-return RLECs. The new rules change the sources of funding under the average schedule formulas, but not the amounts paid to participants. These modifications include a reduction in access charges to long distance companies, an increase in subscriber line charges to local service customers, and the creation of a universal funding mechanism funded by all telecommunications carriers.

In February 2004, the FCC took additional steps to provide rate-of-return carriers greater flexibility to respond to changing marketplace conditions by resolving certain outstanding issues in the Multi-Association Group proceeding. The FCC modified the “all or nothing” rule to permit rate-of-return carriers to acquire price cap exchanges and convert them to rate-of-return regulation without the need of a waiver. The FCC also allowed rate-of-return carriers the ability to geographically de-average access transport and special access charges to respond to competitive conditions in their marketplaces. Finally, the FCC merged long term support into interstate common line support to replace implicit support in access charges. Our RLECs are not impacted at this time by these changes.

It is expected that the FCC will issue a notice of proposed rulemaking addressing potential modifications to the current access charge system in 2004. There is no guarantee that a final order will be issued in 2004, and we are unable to address the potential outcome with any degree of certainty.

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

Employees

We had 727 employees as of December 31, 2003, of which 90 employees are covered by a collective bargaining agreement.

Factors Affecting Our Prospects

Our indebtedness could restrict our operations.

As of December 31, 2003, we had approximately $233,766,000 of total indebtedness, including current maturities, most of which was incurred in connection with the Conestoga acquisition. This indebtedness could restrict our operations due to the following factors, among others:

•	we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	our indebtedness may limit our ability to obtain additional financing on satisfactory terms, if at all;

•	insufficient cash flow from operations may cause us to attempt to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do at all or on satisfactory terms;

•	our level of indebtedness may make us more vulnerable to economic or industry downturns;

•	we are restricted in paying dividends to our shareholders to a $10 million annual limit; and

•	our debt service obligations increase our vulnerabilities to competitive pressures, as we may be more leveraged than many of our competitors.

The convergence of voice and data communications technologies could eliminate our competitive advantages and may, in fact, put us at a competitive disadvantage.

The convergence of voice and data communications technologies is making significant inroads in the communications industry. For several years, telephone companies and cable companies have been able to provide data transmission with telephone companies having the advantage in voice and cable companies the advantage in video. Technology may be eliminating those advantages. The further development of VoIP has reduced voice communication to a packet data transmission process, which will place cable companies in a competitive situation with telephone companies. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. To maintain our voice business, we may in the near future have to offer VoIP over our network system. We are now able to offer video over our fiber-copper system that is fully capable of competing with the video services offered by cable companies. Adding to the complexity of the competitive environment, wireless offerings in voice and data are becoming more capable and competitive; and it appears technology has been developed that will enable electric power transmission lines to compete in the communications industry. In the future, service offerings of telephone, cable and electric companies in voice, data and video may be similar, while wireless is a significant provider in voice and data. All of these developments will result in a highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause telephone companies to lose their competitive edge in their territories and consequently result in significant inroads into their business.

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

•	incur more indebtedness;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

The communications industry is increasingly competitive, and this competition has resulted in pricing pressure on our service offerings. We may experience increased competitive pressures which could have a negative effect on our revenues and earnings.

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises and XO Communications;

•	wireless service providers, including Cingular Wireless, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Adelphia, Comcast and Pencor Services;

•	voice over Internet protocol (“VoIP”) providers, including Vonage;

•	providers of communications services, such as long distance services, including AT&T, Sprint, MCI and Verizon Communications;

•	systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.; and

•	in the future could include electric power companies.

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

We may be unable to successfully complete the integration of the business operations of D&E and Conestoga, and such inability could have an adverse impact on our profitability.

The integration of the systems and operations of D&E and Conestoga continues to involve significant risks. D&E and Conestoga have different operating support systems, including billing, accounting, order management, toll rating, trouble reporting and customer service systems, which may be difficult to completely integrate. Even though the integration of the operating systems and employees has continued as planned, the amount of management attention diverted to integration efforts may still limit their ability to work on other business matters.

We have continuing involvement in the Conestoga wireless segment after its sale which may adversely affect the continuing operations of the business.

In connection with the acquisition of Conestoga, we committed to a plan to sell the assets of Conestoga’s wireless segment. The sale was completed on January 14, 2003. We have continuing involvement after the sale as a result of our continued guarantees on cell site leases and our responsibilities under a Build-to-Suit agreement. Payments required under the build-to-suit agreement and payments, if any, that become due under the cell site guarantees could restrict our operations by reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

We may be unable to secure unbundled network elements at reasonable rates, or our CLEC growth may be delayed and the quality of service may decline.

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

We also provide digital subscriber line services. To provide unbundled DSL-capable lines that connect each end user to equipment, we rely on other telephone companies. TA-96 generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Charges for DSL-capable lines and other unbundled network elements may vary based on rates proposed by other telephone companies and approved by state regulatory commissions. Increases in these rates could harm our CLEC business.

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

Our RLEC services held a limited suspension until January 2003 from certain interconnection requirements of the TA-96. The suspension protected our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our services and facilities. Since we did not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.

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

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network, which enables us to economically provide a broad portfolio of advanced voice and data communications services. We have designed and installed 1,030 route miles of fiber in our network in a pattern of multiple rings, which provide a high level of redundancy in the event of a service failure. Our primary network operations center further leverages network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve operating efficiency. Our network is monitored 24 hours a day, 365 days a year and continual upgrades to network elements ensure the uninterrupted delivery of quality services to customers.

Item 3.	Legal Proceedings

In July 2002, EuroTel’s subsidiary PenneCom, initiated a legal action in United States District Court for the Southern District of New York against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. The suit was dismissed by the United States District Court for the Southern District of New York and PenneCom has appealed that decision to the Second Circuit Court of Appeals. On February 5, 2004, that appeal was heard and the parties are awaiting a decision from the Second Circuit Court of Appeals. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low bid prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ National Market.

2003	Low	High
First Quarter	$8.17	$13.12
Second Quarter	$9.26	$12.04
Third Quarter	$10.90	$14.96
Fourth Quarter	$13.04	$15.10

2002	Low	High
First Quarter	$13.68	$18.95
Second Quarter	$10.05	$18.29
Third Quarter	$9.50	$11.79
Fourth Quarter	$5.30	$10.12

The bid quotations reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The bid information stated is, to our knowledge, the best approximate value at the time indicated.

The closing price on December 31, 2003, was $14.51. Based on records that we maintain, the approximate number of record holders of our common stock, as of December 31, 2003, was 2,334.

During the two most recent fiscal years, cash dividends on our common stock have been declared quarterly in the annual amount per share of $0.50 in 2003 and in 2002. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements.

The information required under this Item relating to equity compensation plans is incorporated by reference from the material captioned “Executive Compensation” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2003. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report. Certain amounts have been reclassified for comparative purposes.

	At or for the Year Ended December 31,
	2003 (1)	2002 (1)	2001	2000	1999
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Operating revenues	$173,125	$137,334	$76,055	$64,945	$56,845
Depreciation and amortization	38,626	28,690	15,289	12,108	9,743
Operating income (loss)	23,767	7,275	(530)	5,160	8,753
Income (loss) from continuing operations	3,877	(7,105)	1,810	(5,025)	15,496
Discontinued operations, net of tax(2)	(53)	55,499	(5,969)	(5,669)	(6,645)
Extraordinary loss, net of tax	—	—	107	—	—
Cumulative effect of accounting change, net of tax	260	—	—	(912)	—
Net income (loss)	4,084	48,394	(4,052)	(11,606)	8,851
PER-SHARE DATA — BASIC AND DILUTED(3)
Income (loss) from continuing operations	$0.25	$(0.58)	$0.25	$(0.68)	$2.10
Discontinued operations	—	4.53	(0.81)	(0.77)	(0.90)
Extraordinary items	—	—	0.01	—	—
Cumulative effect of accounting change	0.01	—	—	(0.12)	—
Net income (loss) per common share	0.26	3.95	(0.55)	(1.57)	1.20
Cash dividends declared per common share	0.50	0.50	0.50	0.45	0.39
BALANCE SHEET DATA
Total assets	$574,248	$601,818	$142,878	$124,221	$115,803
Long-term debt	222,765	244,966	58,124	20,907	21,582
Preferred stock of subsidiary	1,446	1,446	1,446	1,446	1,446
OTHER DATA
Net cash provided by continuing operating activities	$44,908	$25,161	$13,684	$14,755	$17,776
Net cash provided by/used in continuing investing activities	(9,512)	(177,579)	(36,256)	(5,436)	(12,718)
Net cash provided by/used in continuing financing activities	(18,082)	88,997	26,904	(5,372)	(5,287)

(1)	Reflects data for Conestoga operations since acquisition on May 24, 2002.

(2)	Reflects the results of our interest in the PCS ONE joint venture and our paging businesses as discontinued operations.

(3)	The per-share data is based upon the weighted average common shares outstanding. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operation. Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operation. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Business Segments

Including the operations of Conestoga acquired in May 2002, we have operated as a rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, high speed data, Internet access and video services. We also provide business customers with integrated voice and data network solutions.

Our segments, excluding our D&E Wireless and paging services, which are reported as discontinued segments, are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless. The measure of profitability for our segments is operating income since individual segment managers are not responsible for such items as interest and taxes that are reported below operating income.

As of December 31, 2003, we served 142,799 RLEC access lines, 35,140 CLEC access lines, 12,859 dial-up Internet access subscribers, 7,303 digital subscriber lines (“DSL”) and 814 web hosting customers. For the year ended December 31, 2003, we generated total revenues of $173,125 and operating income of $23,767. Our principal business segments are our RLEC, CLEC, Internet services and systems integration segments. The measure of segment results used by management is operating profit.

Historically, we have derived a majority of our revenues from the regulated RLEC segments. The RLEC segment accounts for approximately 61% of total 2003 revenues and substantially all of our operating income. The decrease in RLEC access lines experienced in 2002 and 2003 is significant, as access lines have traditionally been monitored as an important measure of RLEC performance. Our total RLEC lines decreased by 1.5% in 2002 and an additional 1.7% in 2003. These decreases were primarily due to the fact that, as customers have migrated to broadband services, such as DSL and wireless services, the demand for second lines has somewhat diminished. However, we find it noteworthy that, despite the decrease in RLEC access lines, our RLEC revenues have increased slightly as a result of an increase in enhanced services and dedicated lines and circuits. The fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers are willing to pay more for advanced services. We believe the opportunity to provide such services is an important component of our business plan.

Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Network access revenue consists of charges paid by long distance and wireless companies for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and Privacy Call Manager, a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of charges paid by long distance companies and other telecommunications carriers customers for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and a telemarketer call-blocking service. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

Our Internet services revenue is derived from dial-up and high speed Internet access services, in addition to web hosting services. We market these services primarily in our RLEC and CLEC service areas.

Our systems integration revenue is derived from sales of services that support the design, implementation and maintenance of local and wide area networks and telecommunications systems. In addition, we sell data and voice communications equipment and provide custom computer programming service. We market these products and services primarily in our RLEC and CLEC service areas, as well as the eastern Pennsylvania and greater Philadelphia market areas.

Conestoga Wireless revenue is derived from providing wireless Personal Communication Service, including local and long distance telephone services, and from the sale of wireless communications equipment. We marketed these products and services in certain of our RLEC and CLEC markets until this segment was sold in January 2003.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL Internet service. Our systems integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services. Our Conestoga Wireless segment incurred costs related to network facilities to provide wireless personal communications service, engineering costs, network access costs and costs of wireless communications equipment sold.

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

Business Strategy

Our primary business objective is to be a leading, regional wireline-focused integrated communications service provider. To achieve this objective, we will continue to pursue the following goals:

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets by offering competitive communication service packages primarily to business customers. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. Our systems integration business enhances our service offerings, and we believe bundling of video, DSL and voice is a key part of the strategy to grow revenue and strengthen customer relationships while providing increased value.

•	We will make efforts to further expand our market share of the Internet services market by meeting or exceeding the customer service and technical requirements of individual and business customers whom we believe have been underserved by national providers of Internet services in the past. While we intend to maintain our dial-up Internet access customer base, we also plan to leverage our success and further focus our sales and marketing efforts on selling our high speed data and web hosting services.

•	We will offer a broad array of enhanced telephone services to our customers that improve our general customer experience, thereby helping to retain customers.

•	We will continue to make our commitment to customer service a top priority. Customer service, provided 24 hours a day, 7 days a week and 365 days a year, strengthens our relationships with our customers and enhances our competitive position. Completing the final integration of systems and procedures with Conestoga will help to ensure that we continue to deliver excellent service.

•	We will endeavor to increase the scale and scope of our business through acquisitions of companies, including other RLECs that strategically fit with our integrated communications strategy. Acquisition targets may include companies that deepen our industry focus, broaden service territories and increase the breadth of our services.

Business Risks

Our primary business risks include the external threat of increased competition in the telecommunications industry and the internal risk of our debt financing, which was primarily incurred in connection with the acquisition of Conestoga in 2002.

•	Risk of increased competition

It is basic policy of the FCC and the Pennsylvania Public Utility Commission to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of TA-96 has been discontinued. This development means that we could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our services and facilities through interconnection agreements to provide local services.

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology may be eliminating those advantages. The further development of VoIP has reduced voice communication to a packet data transmission process, which will place the cable companies in a competitive situation with the telephone companies. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. To maintain our voice business, we may in the future have to offer VoIP over our network system. We are now able to offer video over our fiber-copper system that is fully capable of competing with the video services offered by the cable companies.

To make the competitive picture even more complex, wireless offerings in voice and data are becoming more capable and competitive, and it appears technology has been developed that will enable electric power transmission lines to compete in the communications industry. In the future, service offerings of telephone, cable and electric companies in voice, data and video may be similar, while wireless is a significant provider in voice and data. All of these developments will result in a highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause the telephone companies to lose their competitive edge in their territories and could result in significant inroads into their business.

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual personalized service. We are also small enough to be able to provide an individual response to customer services needs. We feel that this responsiveness will be critical to our future well-being. It may be a challenge to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our relatively stable RLEC business segment provides cash flow both to pursue our business plan to evolve a leading, regional wireline-focused integrated communications service provider and to provide a current return on investment to our shareholders in the form of our regular dividend. However, since our resources are limited and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we will not be able to pursue every possible avenue of development and critical decisions will need to be made at various stages of our evolution as a company. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services. Maintaining our dividend payout may be challenging due to the need to invest in our future and restrictions under our financing facilities, both in the form of an annual limitation of $10,000 in dividends and the requirement to remain in compliance with financial covenants.

•	Risk of debt financing

We have recently refinanced our indebtedness. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. The refinancing also lifts restrictions on the expansion of our CLEC edge-out market and eliminates the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, pursued to manage our balance sheet in order to better pursue our business plan, decreases the risks associated with our indebtedness. However, our indebtedness of approximately $233,766 as of December 31, 2003 could restrict our operations because:

•	We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

•	The level of indebtedness will make us more vulnerable to economic or industry down turns, and our debt service obligations increase our vulnerability to competitive pressures, as we may be more leveraged than many of our competitors.

Results of Operations

The measure of segment results used by management is operating profit. In 2003, D&E moved responsibility for some products to different segment managers. Certain amounts from prior years have been reclassified to conform to the current presentation. The following table is a summary of our operating results by segment:

	RLEC	CLEC	Internet Services	Systems Integration	Conestoga Wireless	Corporate, Other and Eliminations	Total Company
2003
Revenues — External	$105,087	$34,830	$6,862	$23,378	$456	$2,512	$173,125
Revenues — Intercompany	8,207	923	479	31	4	(9,644)	—

Total Revenues	113,294	35,753	7,341	23,409	460	(7,132)	173,125

Depreciation and Amortization	31,591	4,036	794	1,734	—	471	38,626
Other Operating Expenses	48,040	35,554	6,656	25,997	1,140	(6,655)	110,732

Total Operating Expenses	79,631	39,590	7,450	27,731	1,140	(6,184)	149,358

Operating Income (Loss)	$33,663	$(3,837)	$(109)	$(4,322)	$(680)	$(948)	$23,767

2002
Revenues — External	$77,091	$21,626	$4,748	$23,582	$7,568	$2,719	$137,334
Revenues — Intercompany	6,915	478	282	37	72	(7,784)	—

Total Revenues	84,006	22,104	5,030	23,619	7,640	(5,065)	137,334

Depreciation and Amortization	23,497	2,775	476	1,592	—	350	28,690
Other Operating Expenses	42,851	23,532	5,050	25,169	9,405	(4,638)	101,369

Total Operating Expenses	66,348	26,307	5,526	26,761	9,405	(4,288)	130,059

Operating Income (Loss)	$17,658	$(4,203)	$(496)	$(3,142)	$(1,765)	$(777)	$7,275

2001
Revenues — External	$41,652	$6,662	$1,970	$23,177	$—	$2,594	$76,055
Revenues — Intercompany	4,026	323	23	96	—	(4,468)	—

Total Revenues	45,678	6,985	1,993	23,273	—	(1,874)	76,055

Depreciation and Amortization	11,256	800	259	2,751	—	223	15,289
Other Operating Expense	25,808	9,193	3,824	24,059	—	(1,588)	61,296

Total Operating Expenses	37,064	9,993	4,083	26,810	—	(1,365)	76,585

Operating Income (Loss)	$8,614	$(3,008)	$(2,090)	$(3,537)	$—	$(509)	$(530)

Consolidated Operations

Overview of 2003 Compared to 2002

Consolidated operating revenues from continuing operations in 2003 increased $35,791, or 26.1%, to $173,125 in 2003 from $137,334 in 2002. The revenue increase was primarily due to the inclusion of $95,965 of Conestoga’s revenues for the full twelve months in 2003, compared to only $60,933 for seven months in 2002, after the May 24, 2002 acquisition. Conestoga revenues include the decrease in revenues due to the sale of Conestoga Wireless in January 2003, which resulted in decreased revenue of $7,180.

Consolidated operating income from continuing operations for 2003 increased $16,492, to $23,767 in 2003 from $7,275 in 2002. The increased operating income in 2003 was primarily attributable to Conestoga’s $18,629 contribution to income for twelve months rather than $7,513 for the seven months in 2002. Further, in 2003, we did not incur the same $973 of expense due to the merger related costs experienced in 2002. D&E and Conestoga also benefited from the reduction of expenses primarily related to staff reductions at the date of the merger and over the following six months.

Income from continuing operations increased $10,982 to income of $3,877 in 2003 from a loss of $7,105 in 2002 primarily due to the increase in operating income discussed above, net of taxes. Also, in 2003, there was an increase of $3,789 in realized gains/losses on the disposition of investments available for sale, a $892 reduction in expenses from reduced equity losses in affiliates, and other miscellaneous income increases. This reduction was offset by the $6,179 increase in interest expense related to larger borrowings for the full twelve months.

Overview of 2002 Compared to 2001

Consolidated operating revenues from continuing operations in 2002 increased $61,279, or 80.6%, to $137,334 in 2002 from $76,055 in 2001. The revenue increase was primarily due to the inclusion of Conestoga’s revenues, totaling approximately $60,933, for the balance of the year after the May 24, 2002 acquisition of Conestoga by D&E. The former D&E operating divisions realized increased revenue primarily from increases in their customer bases in the CLEC and Internet Services segments, offset by decreased service and product sales revenues in the Systems Integration segment. Before corporate eliminations, the former D&E segment’s CLEC revenues increased $1,912, or 27.4%, Internet Services revenue increased $1,824, or 91.5% due to an increase in new customers, and D&E Systems Integration segment’s revenues decreased $3,615, or 15.5% due to slower sales from a weak economy.

Consolidated operating results from continuing operations was an income of $7,275 compared to a loss of $530 in 2001. The increased operating income in 2002 of $7,805 was primarily attributable to Conestoga’s $7,513 contribution to income. Operating losses in our former D&E CLEC, Internet Services and Systems Integration segments were smaller by $211, $1,220 and $1,147 respectively. We experienced a decrease of $1,299 in operating income from our D&E RLEC primarily due to merger related costs. Goodwill amortization was discontinued as of January 1, 2002 as a result of adopting Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), which resulted in $1,436 less expense in 2002.

Income from continuing operations decreased $8,915 to a loss of $7,105 in 2002 from an income of $1,810 in 2001. Equity in income of affiliates decreased $3,520 as a result of an arbitration award received by a subsidiary of our EuroTel affiliate in 2001. Interest expense increased $9,653 to $11,895 in 2002, primarily from increased debt incurred to complete the Conestoga acquisition. Realized gains/losses on investments available for sale changed $6,035 to a loss of $2,999 in 2002 from a gain of $3,036 in 2001. Other income decreased $1,124 and 2001 included $3,623 of debt extinguishment expense in 2001 previously reported as extraordinary, but reclassified to other expense as a result of adopting Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (SFAS 145). These increased expenses were offset by the $7,805 increase in operating income discussed above. Income taxes in 2002 were a benefit of $3,586 compared with an income tax benefit of $3,597 in 2001 which included a decrease in our valuation allowance for deferred tax assets.

RLEC Segment Results

Summary Operating Results — RLEC Segment

	2003	2002	2001
Revenues:
Local Telephone Service	$33,428	$24,782	$12,262
Network Access	57,017	41,595	24,826
Other	22,849	17,629	8,590

Total Revenues	113,294	84,006	45,678

Depreciation and Amortization	31,591	23,497	11,256
Other Operating Expenses	48,040	42,851	25,808

Total Operating Expenses	79,631	66,348	37,064

Operating Income	$33,663	$17,658	$8,614

Access Lines at December 31	142,799	145,310	61,961

RLEC segment revenues increased $29,288, or 34.9%, to $113,294 in 2003. In 2003, the Conestoga acquisition added $64,512 of revenue, versus $36,794 for the seven months included in 2002. D&E revenues increased $1,570, to $48,782 in 2003, from $47,212 in 2002. D&E local telephone service revenues increased $792, or 5.4%, to $15,509 in 2003, from $14,717 in 2002 as a result of increases in enhanced services sold and rate increases in July 2003. D&E network access revenues increased $994, or 4.2%, to $24,427 in 2003, from $23,433 in 2002. This increase resulted partially from a favorable change in the National Exchange Carrier Association (NECA) average schedule settlement formula for interstate access that took effect in July 2003. Other revenue increased

$5,220 in 2003 from 2002 as a result of the additional Conestoga revenue that was primarily from directory revenue. D&E other revenue decreased $213 in 2003 compared to 2002 primarily from a decrease in long distance revenues. RLEC segment revenues increased $38,328, or 83.9%, to $84,006 in 2002. Revenues in 2002 included $36,794 of revenue from Conestoga since the acquisition in May 2002. D&E revenues increased $1,534, to $47,212 in 2002, from $45,678 in 2001. D&E local telephone service revenues increased $2,455, or 20.0%, to $14,717 in 2002, from $12,262 in 2001 as a result of rate increases in December 2001 and July 2002. D&E network access revenues decreased $1,392, or 5.6%, to $23,434 in 2002, from $24,826 in 2001 as a result of lower call volumes and a decrease in certain network access rate elements. The Conestoga RLECs experienced similar trends that resulted largely from regulatory policy of decreasing network access charges and offsetting them by higher local telephone service charges in order to more accurately reflect actual costs. The other revenue increase in 2002 from 2001 is attributable to the inclusion of Conestoga for seven months after the acquisition. D&E other revenue increased $471 in 2002 compared to 2001 as a result of increases in directory revenue, custom calling features, repair services and rent, offset by a long distance revenue decrease. Local telephone revenues are anticipated to increase as the result of rate increases and sales of local dedicated circuits offsetting the effect of continued line count erosion. Network access revenues are likely to decrease slightly due to a decline in minutes of use and a reduction in state access rates as regulatory trends move toward transferring cost to the local telephone end user. Other revenues, which include enhanced services, directory advertising and other miscellaneous services are likely to continue the trend of steady increases, while we expect an offset from long distance.

RLEC segment operating expenses increased $13,283, or 20.0%, to $79,632, in 2003 and $29,284, or 79.0%, to $66,348 in 2002. These increases were primarily attributable to including twelve months in 2003 of Conestoga operating expenses and seven months since the acquisition in 2002. Operating income increased $16,005, or 90.6%, in 2003 to $33,663 and increased $9,044, or 105.0%, in 2002 to $17,658. The synergies resulting from the Conestoga acquisition, including staff reductions and other cost savings have contributed to the improved profitability in 2003, but are not likely to result in similar increases in operating income in future years.

CLEC Segment Results

Summary Operating Results — CLEC Segment

	2003	2002	2001
Revenues:
Local Telephone Service	$9,762	$5,584	$1,586
Network Access	5,607	3,284	1,355
Long Distance	19,570	12,774	3,355
Other	814	462	689

Total Revenues	35,753	22,104	6,985

Depreciation and Amortization	4,036	2,775	800
Other Operating Expenses	35,554	23,532	9,193

Total Operating Expenses	39,590	26,307	9,993

Operating Loss	$(3,837)	$(4,203)	$(3,008)

Access Lines at December 31	35,140	29,072	6,407

CLEC segment revenues increased $13,649, or 61.7%, to $35,753 in 2003 and $15,119, or 216.4%, to $22,104 in 2002. In 2003, the Conestoga acquisition added $24,294 of revenues versus $13,682 in 2002. D&E’s revenues increased $3,037, to $11,459, in 2003, from $8,422 in 2002. D&E’s revenues, other than from Conestoga, increased $1,437, to $8,422, in 2002, from $6,985 in 2001. The increases in 2003 and 2002 were attributable to the Conestoga acquisition and the expanding of the CLEC business customer base in our edge-out markets.

CLEC segment operating expenses increased $13,283, or 50.5%, to $39,590 in 2003 and $16,314, or 163.3%, to $26,307 in 2002. These increases were partially attributable to including twelve months in 2003 of Conestoga operating expenses and seven months since the acquisition in 2002 and due to increased costs of services related to an increase in our customer base. The increase in 2002 was also partially attributable to the expansion of our fiber optic network and the migration of many of our CLEC customers onto our own facilities. This expansion includes expenses for engineering design and network administration. Operating losses decreased $366, or 8.7%, to $3,837 in 2003 and increased $1,195, or 39.7%, to $4,203 in 2002 primarily due to changes in operating efficiencies as the customer base grew. Operating results are expected to continue to improve as more customers are added to cover the fixed costs of operations and as we expand the number of customers completely on our own network. During 2003 we eliminated 1,128 business lines from the count for all three years presented to conform the method of counting CLEC lines to the same method used by the RLEC.

Internet Services Segment Results

Summary Operating Results — Internet Services Segment

	2003	2002	2001
Revenues	$7,341	$5,030	$1,993
Depreciation and Amortization	794	476	259
Other Operating Expenses	6,656	5,050	3,824

Total Operating Expenses	7,450	5,526	4,083

Operating Loss	$(109)	$(496)	$(2,090)

Customers at December 31
DSL	7,303	5,615	2,209
Dial-up Access	12,859	12,652	10,161
Web hosting Services	814	651	447

Internet Services segment revenues increased $2,311, or 45.9%, to $7,341 in 2003 and increased $3,037 to $5,030 in 2002. The Conestoga acquisition added $1,567 to revenue in 2003, versus $1,116 in 2002. The primary source of the revenue increase was from the addition of new Internet subscribers. Operating expenses were $7,450 in 2003, and $5,526 in 2002, resulting in an operating loss of $109 in 2003, compared to a loss of $496 in 2002. The decrease in the operating losses is due to improved operating efficiencies as the customer base grows.

Systems Integration Segment Results

Summary Operating Results — Systems Integration Segment

	2003	2002	2001
Revenues	$23,409	$23,619	$23,273
Depreciation and Amortization	1,734	1,592	2,751
Other Operating Expenses	25,997	25,169	24,059

Total Operating Expenses	27,731	26,761	26,810

Operating Loss	$(4,322)	$(3,142)	$(3,537)

Systems Integration segment revenues decreased $210, or 0.9%, to $23,409 in 2003 and increased $346, or 1.5%, to $23,619 in 2002. In 2003, the Conestoga acquisition added $8,458 of revenue, versus $3,961 of revenue from the seven months since the acquisition in 2002. Increases in revenue due to the Conestoga acquisition were offset by decreases in D&E revenues of $4,707 in 2003 and $3,614 in 2002. The 2003 decreases were primarily $304 of communication services and $4,379 of product sales. We believe these decreases partially relate to the effects of a slow economy and reductions in customer spending for communications related infrastructure and consulting services. Revenues are expected to grow as business demand for integrated voice and high speed data services increases.

Operating expenses increased $970, or 3.6%, to $27,731 in 2003, and decreased $49, or 0.2%, to $26,761 in 2002. The 2003 expenses increased as a result of a full year of expenses from the Conestoga operations acquired in May 2002, selling expense increases and increased expenses relating to integration of software systems. The slight 2002 decrease versus 2001 was a net of increased Conestoga expenses and lower D&E expenses, both as a result of revenue changes. We adopted SFAS 142 in 2002, which eliminated amortization of goodwill that amounted to $1,436 in 2001. Operating losses increased $1,180 to $4,322 in 2003 and decreased $395 to $3,142 in 2002 primarily due to these changes in operating revenues and expenses. We expect Systems Integration results to improve as a result of improved economic conditions and expanding data sales efforts.

Conestoga Wireless Segment Results

Conestoga Wireless segment revenues were $460, earned in the first quarter before the sale of the segment was completed on January 14, 2003. Revenues were $7,640 from the May 24, 2002 date of acquisition until December 31, 2002. The 2003 operating loss of $680 included the first quarter activity plus an additional cost accrued in the third quarter related to a change in the estimated amount necessary to satisfy the commitment to Mountain Union Telecom under the Build-to-Suit agreement. The 2002 operating loss was $1,765.

Other Income (Expense)

Other income (expense), net for 2003, was an expense of $17,857 compared to an expense of $17,901 in 2002. The primary reasons for this $44 change are as follows:

•	Our equity in net income (loss) of affiliates decreased to a loss of $2,537 in 2003 from $3,429 in 2002. The change was primarily from improved results of Pilicka’s telephone operations and lower legal expenses at EuroTel.

•	Our interest expense increased $6,179 in 2003 to $18,074 primarily as a result of the borrowing to complete the Conestoga acquisition being outstanding for the full year.

•	In 2003, we recognized a gain of $790 related to the sale of the same available-for-sale investments for which we recognized a loss of $2,999 as other-than-temporary impairment of investments in 2002. These two transactions resulted in a net increase to other income of $3,789 in 2003.

•	Other, net increased approximately $400 principally from increased interest income collected on the note receivable from the sale of Conestoga Wireless and lower interest income on working capital cash balances invested during 2003. As a borrower from a cooperative bank, we received approximately $835 more in a patronage dividend from our lender related to larger loan balances outstanding.

Other income (expense), net for 2002, was an expense of $17,901, compared with an expense of $1,192 in 2001. This increase of $16,709 is primarily attributable to the following:

•	Our equity in net income (loss) of affiliates decreased to a loss of $3,429 in 2002 from income of $91 in 2001. The change was primarily a result of the recording of our share of a $40,000 arbitration award received by a subsidiary of EuroTel partially offset by our share of a $31,517 impairment charge recorded by EuroTel on its underlying investments in 2001.

•	Our interest expense increased $9,653 in 2002 to $11,895 primarily as a result of additional borrowing to complete the Conestoga acquisition.

•	In 2002, we recognized a loss of $2,999 on the other-than-temporary impairment of certain available-for-sale investments, while in 2001 we recognized income of $3,036 on the disposition of certain available-for-sale investments. These two transactions resulted in a net decrease to other income of $6,035 in 2002.

•	Other, net changes increased as a result of recording a debt extinguishment of $3,623 in 2001 with no similar expense in 2002 and other decreases of $1,124.

Income Taxes

Federal and state income taxes were an expense of $1,968 in 2003 and a tax benefit of $3,586 on the loss from continuing operations in 2002. The effective tax rates were 33.3% in 2003 and 33.7% in 2002.

Federal and state income tax benefits on loss from continuing operations decreased $11 to a benefit of $3,586 in 2002 from $3,597 in 2001. The effective tax rates were 33.7% in 2002 and 208.8% in 2001. In 2001, the tax expense was reduced by $1,991 for a reduction in our deferred tax asset valuation allowance. We reduced our valuation allowance because the likelihood of using our net operating loss carryforwards had increased primarily due to the pending sale of our interest in PCS ONE.

Discontinued Operations, Extraordinary Items and Accounting Changes

In 2002, our discontinued D&E Wireless segment operations were sold resulting in a $55,506 gain, net of $29,337 in taxes. In 2001, the D&E Wireless segment incurred a loss of $5,955, net of $2,585 in taxes. The pre-tax loss in 2001 primarily comprised of our equity losses from PCS ONE of $9,914, offset by $1,374 of operating income and other income from providing support services to PCS ONE.

In 2002, a plan was entered into to sell our paging business. The paging business has been reported as a discontinued operation. On May 29, 2003, we sold Conestoga’s and D&E’s paging businesses. Paging assets at December 31, 2002 were classified as held for sale. The discontinued losses were $53, $7, and $14 net of tax benefits of $27, $3, and $9 in 2003, 2002 and 2001, respectively.

A $107 extraordinary gain for a tax benefit on the discontinuation of regulatory accounting was reported as extraordinary in 2001.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 provides guidance on impairment testing for goodwill and intangible assets. Upon the adoption of SFAS 142, goodwill and indefinite-lived intangibles are no longer subject to amortization. As of January 1, 2002, the results of the first step indicated no potential impairment of D&E’s goodwill. In 2003, the Company completed its annual impairment review and determined that no impairment charge was required. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue in 2004.

Financial Condition

Liquidity and Capital Resources

We have historically generated significant cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and through external sources, such as bank borrowings and offerings of debt or equity securities.

Net cash provided by continuing operations was $44,908 in 2003. Cash provided by continuing operations has increased from $25,161 in 2002 and $13,684 in 2001. In 2003 the increase is partially related to the five additional months of Conestoga operations included compared to the seven months included 2002 after the acquisition. Improved operating results relating to the operating efficiencies of the combined company have contributed to improved cash generated by continuing operating activities. Additional cash flow from seven months of the Conestoga acquisition was the primary reason for the 2002 increase. Heightened competition in the telecommunications industry could affect future cash flows related to continuing operations. See “BUSINESS — Factors Affecting Our Prospects”.

Net cash used in investing activities was $9,512 in 2003 and consisted primarily of $20,153 for capital expenditures, offset by $10,005 from the sale of businesses and investments. The capital additions by major categories were approximately:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $13,200;

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations — $3,400;

•	Internet e-mail software upgrade and modems — $1,400;

•	Video test expansion equipment — $1,800.

Net cash used in investing activities was $177,579 in 2002 and consisted primarily of $156,819 for the Conestoga business acquisition payments and $19,240 of capital expenditures. The capital additions were primarily:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC, CLEC and Internet operating systems — $13,115;

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations — $2,526.

Net cash used in investing activities was $36,256 in 2001 and consisted primarily of capital expenditures of $34,068 and an increase in investments in affiliates to $10,769, primarily related to working capital requirements and the repayment of bank borrowings for EuroTel, partially offset by net cash of $8,669 received on the sale of temporary investments. Our capital expenditures in 2001 were concentrated in the following areas:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC, CLEC and Internet operating systems — $14,270;

•	additions related to our new building in Brownstown, Pennsylvania — $8,864; and

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations — $6,227.

Cash used in financing activities in 2003 was $18,082, consisting primarily of $23,332 for payments on long-term borrowing, offset by additional borrowings of $12,000. Payment of dividends used $7,408, and $1,037 of cash was received from issuing common stock.

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

Discontinued wireless operations used $20,553 of cash in 2003 primarily for the tax payment required on the gain from the PCS ONE sale in 2002. The operation and sale of PCS ONE in 2002 provided $78,320 of net cash versus usage from PCS ONE operations of $7,244 in 2001.

External Sources of Capital at December 31, 2003

During 2002, we completed an amendment to our existing credit facility to increase our long-term debt and draw down $160,000 from our increased credit facility. The expanded credit facility consists of a $50,000 single draw 10-year senior term loan (“Term A loan”), a $125,000 single draw 8.5-year senior term loan (“Term B loan”) and a $75,000 8.5-year senior reducing revolving credit facility. The $125,000 term loan and additional borrowing on the revolving loan was used to complete the Conestoga acquisition. Upon the sale of Conestoga Wireless in January 2003, we used $10,000 of sale proceeds to reduce the loan balances. The revolving credit facility, of which $21,700 was available as of December 31, 2003, is expected to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless business.

As of December 31, 2003, the Term A loan for $47,500 requires interest only payments for three years with increasing quarterly principal payments from the third quarter of 2004 through the second quarter 2011. The Term B loan for $119,000 requires interest only payments for two years with increasing quarterly principal payments from the third quarter of 2004 through the fourth quarter of

2010. The revolving credit facility requires interest only payments for two years with increasing quarterly principal repayments from the third quarter of 2003 through the fourth quarter of 2010. Interest on both the loan and the revolving credit facility is payable at a base rate or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee must be paid on the unused portion of the revolving credit facility. The $35,000 Conestoga loan requires interest only payments for three years with equal quarterly payments from the first quarter of 2005 through the fourth quarter of 2014.

Upon completion of the sale of our interest in PCS ONE on April 1, 2002, we received approximately $74,168 and subsequently repaid the outstanding balances on our revolving credit facility and our bank lines of credit. As of December 31, 2003, we had no other unsecured lines of credit.

The following summarizes our borrowing capacity at December 31, 2003, as limited by our covenants:

•	$47,500 single draw 10-year Term A loan, of which $47,500 was outstanding,

•	$73,500 senior reducing revolving credit loan for 8.5 years, of which $29,550 was drawn,

•	$119,000 single draw 8.5-year Term B loan, of which $119,000 was outstanding,

•	$35,000 single draw 12-year term loan, of which $35,000 was outstanding.

As of December 31, 2003, $21,700 of the revolver was available for borrowing without violating any of the covenants. For further information regarding our long-term debt, see note 12 to our consolidated financial statements. Our ratio of total debt to total debt plus capital decreased to 53.9% at December 31, 2003 from 54.8% at December 31, 2002 due primarily to a decrease in our debt over the period.

Subsequent to December 31, 2003, two financial institutions arranged a syndication to refinance the debt described above. The new terms are listed below comparing the refinanced loan and the new facility interest rates, covenant requirements and repayment schedules. The new loan lifts restrictions on expansion of our edge-out market areas and eliminates the excess cash flow payment requirement. Excess cash flow for the fourth quarter of 2003 required a payment of $4,350 on the revolving line of credit on February 13, 2004. The cash balance was sufficient to make that payment and that reduction of debt added to the funds borrowed upon closing of the $225,000 refinancing. The new credit facility continues to include a number of significant covenants that impose restrictions on our business. These covenants include, among others, a limit of $10,000 in annual dividend payments, additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. The completion of the refinancing in the first quarter of 2004 will require us to write off approximately $6,300 of unamortized debt issuance expenses from the old financing agreement. We will capitalize approximately $2,000 related to the new financing agreement.

Rates	Currently Required	Refinance Requirement
Old Term A loan - depending on our leverage ratio	U.S. Prime plus 2.00% to 3.125%
LIBOR plus 2.625% to 4.125%
New Term A loan - depending on our leverage ratio		U.S. Prime plus 1.00% to 1.75%
LIBOR plus 2.00% to 2.75%
Old Term B loan - depending on our leverage ratio	U.S. Prime plus 1.75% to 3.00%
LIBOR plus 2.50% to 4.00%
New Term B loan - depending on our leverage ratio		U.S. Prime plus 1.50% to 1.75%
LIBOR plus 2.50% to 2.75%
Old Revolving loan - depending on our leverage ratio	U.S. Prime plus 1.75% to 3.00%
LIBOR plus 2.50% to 4.00%
New Revolving loan - depending on our leverage ratio		U.S. Prime plus 1.00% to 1.75%
LIBOR plus 2.00% to 2.75%

Ratios	Currently Required	Refinance Requirement
Total Leverage Ratio = Indebtedness divided by Cash Flow	< 4.0	<4.25
Declines to < 2.75 after 1/1/2008
Total Indebtedness to Total Capitalization Ratio	< 60%	<60%
Debt Service Coverage = Cash Flow divided by Debt Service	> 1.75
Pro forma last year Cash Flow / next year’s Debt Service		>1.75
Operating Cash Flow divided by Fixed Charges	> 1.05	>1.05

Principal repayments
2004	$8,750	$6,500
2005	$21,000	$10,000
2006	$27,250	$10,000
2007	$27,250	$12,500
2008	$29,750	$12,500
thereafter	$117,050	$183,500

Note for covenant calculations that Cash Flow uses the definition of “Operating Cash Flow” which means the sum of (i) net income or deficit, as the case may be (excluding extraordinary gains, extraordinary losses (including without limitation, any realization of the unamortized debt issuance cost from the Current Credit Agreement), the non-cash write up or write down of any asset), (ii) total interest expense (including non-cash interest), (iii) depreciation and amortization expense and other similar non-cash expenses, (iv) taxes, federal or state, imposed upon income and (v) non-cash employee and director compensation. For any period of calculation, Operating Cash Flow shall be adjusted to give effect to any acquisition, sale or other disposition of any operation of business (or any portion thereof) during the period of calculation as if such acquisition, sale or other disposition occurred on the first day of such period of calculation. Further, the definition of fixed charges no longer includes dividend payments.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interest or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Except for operating leases listed in the table of commitments below, the Company has no off-balance sheet:

•	obligation under a guarantee contract;

•	contingent interest in assets transferred to an unconsolidated entity;

•	obligation under a contract that would be accounted for as a derivative instrument;

•	obligation arising out of a variable interest in an unconsolidated entity held by the Company.

Commitments, Contingencies and Projected Uses of Capital

Our most significant commitment for 2004 other than for operations, include capital expenditures, the payment of common stock dividends, when and if declared, payment of principal and interest on our outstanding debt and other contractual obligations and commitments which are presented below. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of PCS ONE. Other required excess cash flow and voluntary payments totaling $13,200 were applied to the revolving loan during 2003. Based on the amended agreement with CoBank, we believe that we will have sufficient resources to meet these commitments, contingencies and projected uses of funds.

We hold a 33% interest in EuroTel and a 28.8% interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In 2003, we made advances of $1,025 pursuant to this commitment and expect that our 2004 funding requirements for EuroTel will be less than $1,000.

At December 31, 2003, the long-term debt maturing in one year consisted of a $4,350 loan payment on February 13, 2004 in accordance with the May 2002 agreement related to excess cash flow in the fourth quarter of 2003, $6,500 due in 2004 under the March 2004 agreement and $151 for capital lease obligations.

The following table sets forth our contractual obligations and the periods in which payments are due under our amended credit facilities:

	Payments Due by Period
Obligation	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt maturing within one year	$10,850	$10,850	$—	$—	$—
Long-term Debt	224,150	—	20,000	25,000	179,150
Capital Lease Obligations	2,716	151	186	218	2,161
Operating Leases	2,033	1,048	767	100	118

Total	$239,749	$12,049	$20,953	$25,318	$181,429

Our pension obligation is approximately $2,388 and $2,300 for 2004 and 2005 respectively.

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

Revenue Recognition

Revenue for all of our business segments is recorded when services are provided or products are delivered, when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the collectibility of the resulting receivable is reasonably assured. Our RLEC and CLEC pricing is subject to oversight by both state and federal regulatory commissions.

Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from our RLEC and CLEC operations. We monitor these proceedings closely and make adjustments to revenue accordingly.

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (“NECA”). These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivables on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. Until December 2003, we did not experience significant adjustments to our revenues as a result of our participation in these pools. In December 2003, we recorded an increase in communications service revenue of $933 as a result of a change in our estimated interstate revenue earned from the NECA pooling process. We revised our estimate, based on a recent decision rendered by the U.S. Court of Appeals for the District of Columbia Circuit, which reaffirmed a FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which interstate rate-of-return revenues exceed FCC authorized levels if the rates for those periods were deemed to be lawful rates. NECA’s access rates, in which our RLECs concur, were filed and approved consistent with the FCC’s deemed lawful rules.

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

In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity, and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings.

Impairment of Long-Lived Assets

Long-lived assets, including our property, plant and equipment and our finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. While we have never recorded a material impairment charge for long-lived assets, future events or changes in circumstances could result in a material charge to earnings.

Impairment of Goodwill and Indefinite-Lived Intangibles

Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. While we have never recorded a material impairment charge for goodwill and indefinite-lived intangibles, future events or changes in circumstances could result in a material charge to earnings.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. In December 2003, we adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which provides expanded disclosures related to our employee benefit plans. Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur. Our pension expense for 2003 would have increased approximately $97 if our assumed investment return were one quarter of a percent lower. The expense would have increased approximately $225 if our assumed discount rate were one quarter of a percent lower or decreased $198 if our assumed discount rate were one quarter of a percent higher.

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

Management’s judgment is required in determining the provision for current income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. A valuation allowance is established for any deferred tax asset that we may not be able to use in the preparation and filing of our future tax returns. We have recorded a valuation allowance due to uncertainties related to the ability to utilize some of the deferred tax assets.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132”) which expands disclosure requirements related to D&E’s pension and postretirement benefit plans. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“the Act”) was enacted into law. As a result, in January 2004, the FASB issued Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This Standard permits companies a one-time election to defer accounting for the effects of the Act. See Note 18 to the financial statements. Under this pronouncement, previously recorded amounts may be revised.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The preferred stock of the utility subsidiary does not fall within the guidance of SFAS 150 requiring classification as a liability. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement, the provisions of which are applied prospectively, is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections “ (“SFAS 145”), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions” (“APB 30”). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria of APB 30 for classification as an extraordinary item shall be reclassified. As a result of the adoption of SFAS 145 in 2003, D&E reclassified an extraordinary loss on the extinguishment of debt of $3,623 in 2001 to other expense.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS 143 effective January 1, 2003 and recorded an after-tax benefit of $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years for which D&E does not have a legal obligation associated with the retirement of the related tangible long-lived assets.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities (“VIEs”) and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. In December 2003, the FASB issued (“FIN 46-R”), a revision to FASB Interpretation No. 46 which among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special-purpose entities for which the statement is effective for periods ending after December 15, 2003.

FIN 46-R requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIEs residual returns, or both. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors lack the characteristics of having a controlling financial interest. D&E is currently evaluating the impact of FIN 46-R related to its ownership interests in EuroTel and Pilicka, to assess the effects on the Company’s financial position, results of operations and cash flows.

In January 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21”). EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flow.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks.

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of December 31, 2003, our debt can be categorized as follows in thousands:

Fixed interest rates:
Secured Term Loans	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	$29,550
Senior Secured Term Loans	$166,500

As part of our loan covenant conditions, we have arranged interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of December 31, 2003, our bank debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for two years through interest rate swaps	$35,000	6.29%	$35,000
Rates fixed for three years through interest rate swaps	$35,000	6.93%	$35,000
Rates fixed for four years through interest rate swaps	$35,000	7.23%	$35,000
Fixed rate debt, rates fixed for twelve years	$35,000	9.35%	$40,865
Total fixed rates 61% of total debt	$140,000	7.45%	$144,518
Variable rate debt 39% of total debt	$91,050	5.37%	$92,397

If interest rates rise above the rates of the variable debt, we could realize other income of $455,000 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other expense of approximately $455,000 for each 50 basis point decrease in rates.

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

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value
11/25/02 to 11/25/04	$35,000	6.29%	4.92%	$421
12/04/02 to 12/04/05	$35,000	6.93%	5.06%	$609
11/25/02 to 11/25/06	$35,000	7.23%	4.92%	$906

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

Item 8.	Financial Statements and Supplementary Data

Information called for by this Item is set forth beginning on page F-1. See Index to Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

As of December 31, 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required under this Item relating to Executive Officers is incorporated by reference from the material captioned “Directors”, “Identification of Executive Officers”, and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required under this Item is incorporated by reference from the material captioned “Executive Compensation” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this Item is incorporated by reference from the material captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions

The information required under this Item is incorporated by reference from the material captioned “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated by reference from the material captioned “Audit Fees” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

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

(3) The exhibits filed as part of this report are listed in the Index to Exhibits.

(b) Reports on Form 8-K. The Registrant filed three current reports on Form 8-K during the last quarter of 2003 as follows:

•	A Form 8-K dated November 12, 2003 reporting the release of earnings results for the period ended September 30, 2003.

•	A Form 8-K dated November 25, 2003 reporting the intent to launch a digital television service in Union County, PA in addition to telephone and high speed Internet access provided over the Company’s network.

•	A Form 8-K dated December 12, 2003 attaching a report to shareholders for the third quarter of 2003.

(c) Exhibits. See Index to Exhibits.

(d) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. The information called for by this Item (15) is set forth in the Index to Financial Statements on page F-1.

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit		Reference

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1	Amended and Restated Agreement and Plan of Merger, by and among D&E, Inc., D&E Acquisition Corp. and Conestoga Enterprises, Inc. dated as of January 9, 2002.		Incorporated herein by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by D&E on January 9, 2002.

3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation		Incorporated herein by reference from Exhibit 3.1 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.2	By-laws		Incorporated herein by reference from Exhibit 3.2 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

4.	Instruments defining the rights of security holders, including debentures:		None.

9.	Voting Trust Agreement.

9.1	Voting Trust Agreement of Denver and Ephrata Telephone and Telegraph Company dated as of November 19, 1992. (“Voting Trust Agreement”).		Incorporated herein by reference from Exhibit 9.1 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

9.2	Amendment to the Voting Trust Agreement dated as of December 31, 1995.		Incorporated herein by reference from Exhibit 9.2 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

9.3	Amendment to the Voting Trust Agreement dated as of November 19, 2002.		Incorporated herein by reference from Exhibit 9.1 to the Form 8-K Current Report filed by D&E on November 19, 2002.

10.	Material Contracts

10.1	AT&T Communications Standard Agreement for the Provision of Telecommunications Services and Facilities between AT&T Communications of Pennsylvania, Inc. and Denver and Ephrata Telephone and Telegraph Company;		Incorporated herein by reference from Exhibit 10.2 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

	Article 1	General Provisions, effective May 25, 1984;

	Article 8-2	Billing and Collection Services effective April 1, 1992;

10.2	Telecommunications Services and Facilities Agreement between the Bell Telephone Company of Pennsylvania and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992;		Incorporated herein by reference from Exhibit 10.3 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

	Appendix 1	IntraLATA Telecommunications Services, effective January 1, 1986;

Exhibit No.	Identification of Exhibit		Reference

	Appendix 2	Ancillary Services, effective January 1, 1986;

	Appendix 5	Jointly Provided Feature Group A Compensation effective July 24, 1986; and

	Appendix 7	Extended Area Service, effective October 1,1988.

10.3	IntraLATA Compensation Agreement between the Pennsylvania Non-Bell Telephone Companies and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992.		Incorporated herein by reference from Exhibit 10.4 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.4	Agreement for the Distribution of Interstate Access Revenues between the National Exchange Carrier Association, Inc. and Denver and Ephrata Telephone and Telegraph Company, effective May 25, 1984.		Incorporated herein by reference from Exhibit 10.6 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.5	Agreement for the Provision of Enhanced 9-1-1 Services between the County of Lancaster and Denver and Ephrata Telephone and Telegraph Company, effective upon approval of the Pennsylvania Public Utility Commission which occurred May 18, 1994		Incorporated herein by reference from Exhibit 10.7 to D&E’s Annual Report on Form 10-K for the year ended December 31, 1999.

	Attachment #1	Request for Proposal as Amended;

	Attachment #2	Best and Final Offer, April 28, 1994;

	Attachment #3	Clarifications to RFP;

	Attachment #4	Lancaster County

	Resolution #74	September 22, 1993;

	Attachment #5	Lancaster County

	Resolution #32	May 5, 1994;

	Attachment #6	Addenda, Errata, Bulletins to Contract Documents;

	Attachment #7	Facility Lease; and

	Attachment #8	Tariffed Local Exchange Carrier Services.

10.6	Modification #2 to the Agreement for the Provision of Enhanced 9-1-1 Services between the County of Lancaster and D&E Telephone Company, signed July 14, 1999.		Incorporated herein by reference from Exhibit 10.1 to D&E’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.7	Stock Acquisition Agreement between D&E, Inc. and Southwestern Investments, Inc., a subsidiary of Citizens Utilities Company, dated November 3, 1997.		Incorporated herein by reference from Exhibit 10.7 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	Partnership Interest Purchase Agreement among D&E Wireless, Inc., D&E Communications, Inc., VoiceStream PA II, LLC, and VoiceStream PA I, LLC dated as of October 17, 2001.		Incorporated herein by reference from Exhibit 10.13 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.9	2001 Stock Compensation Plan and Policy for non-employee Directors of D&E Communications, Inc.		Incorporated herein by reference from Exhibit A to D&E’s definitive proxy statement for its 2001 Annual Meeting of Shareholders filed March 23, 2001.

Exhibit No.	Identification of Exhibit	Reference

10.10	Employment Agreement dated May 24, 2002 between Albert H. Kramer and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.1 to D&E’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.11	Amended and Restated Agreement and Plan of Merger by and among D&E Communications, Inc., D&E Acquisition Corp. and Conestoga Enterprises, Inc. dated January 9, 2002.	Incorporated herein by reference from Exhibit 2.1 to the Form 8-K current report filed by D&E on January 9, 2002.

10.12	Conestoga Enterprises, Inc. 1999 Stock Option Plan.	Incorporated herein by reference to Exhibit 99.1 to Form S-8 filed by D&E on May 24, 2002.

10.13	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan for 2003.	Filed herewith.

10.14	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan for 2004.	Filed herewith.

10.15	Asset Purchase Agreement by and among D&E Communications, Inc., Conestoga Wireless Company and Keystone Wireless, LLC dated November 12, 2002.	Incorporated herein by reference from Exhibit 2.1 to the Form 8-K current report filed by D&E on January 29, 2003.

10.16	Limited Guarantee Agreement dated June 29, 2001 by Conestoga Enterprises, Inc. with Mountain Union.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.17	Build-to-Suit Agreement dated June 29, 2001 by and between Conestoga Enterprises, Inc. on behalf of itself and its wholly-owned subsidiaries, Conestoga Mobile Systems, Inc. and Conestoga Wireless, Inc. and Mountain Union Telecom, LLC.	Incorporated herein by reference from Exhibit 10.20 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.18	Credit Agreement Dated as of March 5, 2004 by and among D&E Communications, Inc. as borrower and CoBank, ACB as Administrative Agent, a CoLead Arranger and a Lender and other Lenders referred to therein.	Filed herewith.

21.	Subsidiaries of the Registrant

21.1	List of all subsidiaries of D&E Communications, Inc.	Filed herewith.

23.	Consents

23.1	Consent of PricewaterhouseCoopers LLP, Philadelphia, PA	Filed herewith.

23.2	Consent of PricewaterhouseCoopers SpA, Rome, Italy	Filed herewith.

23.3	Consent of PricewaterhouseCoopers Sp. z o. o, Warsaw, Poland	Filed herewith.

31.1	Certification of Chief Executive Officer.	Filed herewith.

31.2	Certification of Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer.	Filed herewith.

32.2	Certification of Chief Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004

D&E COMMUNICATIONS, INC.

By:	/s/ ANNE B. SWEIGART

Anne B. Sweigart President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANNE B. SWEIGART Anne B. Sweigart	President and Chairman of the Board	March 15, 2004

/s/ THOMAS E. MORELL Thomas E. Morell	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 15, 2004

/s/ ROBERT M. LAUMAN Robert M. Lauman	Senior Executive Vice President and Vice Chairman of the Board	March 15, 2004

/s/ G. WILLIAM RUHL G. William Ruhl	Chief Executive Officer and Director (Principal executive officer)	March 15, 2004

/s/ W. GARTH SPRECHER W. Garth Sprecher	Senior Vice President, Secretary and Director	March 15, 2004

/s/ JOHN AMOS John Amos	Director	March 15, 2004

/s/ THOMAS H. BAMFORD Thomas H. Bamford	Director	March 15, 2004

/s/ PAUL W. BRUBAKER Paul W. Brubaker	Director	March 15, 2004

/s/ RONALD E. FRISBIE Ronald E. Frisbie	Director	March 15, 2004

/s/ ROBERT A. KINSLEY Robert A. Kinsley	Director	March 15, 2004

/s/ STEVEN B. SILVERMAN Steven B. Silverman	Director	March 15, 2004

/s/ D. MARK THOMAS D. Mark Thomas	Director	March 15, 2004

/s/ RICHARD G. WEIDNER Richard G. Weidner	Director	March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of D&E Communications, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective January 1, 2003, the Company changed its accounting for asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” and effective January 1, 2002, the Company changed its accounting for goodwill and indefinite-lived intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142 “ Goodwill and Other Intangibles.”

/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA

March 9, 2004

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per-share amounts)
OPERATING REVENUES
Communication service revenues	$158,486	$121,243	$61,674
Communication products sold	12,255	14,266	12,858
Other	2,384	1,825	1,523

Total operating revenues	173,125	137,334	76,055

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	60,846	50,140	28,072
Cost of communication products sold	9,317	12,497	10,215
Depreciation and amortization	38,626	28,690	15,289
Marketing and customer services	16,073	15,093	8,885
Merger-related costs	—	973	—
General and administrative services	24,496	22,666	14,124

Total operating expenses	149,358	130,059	76,585

Operating income (loss)	23,767	7,275	(530)
OTHER INCOME (EXPENSE)
Equity in net income (losses) of affiliates	(2,537)	(3,429)	91
Interest expense	(18,074)	(11,895)	(2,242)
Gain (loss) on investments	790	(2,999)	3,036
Other, net	1,964	422	1,546
Loss on early extinguishment of debt	—	—	(3,623)

Total other income (expense)	(17,857)	(17,901)	(1,192)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	5,910	(10,626)	(1,722)
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	1,968	(3,586)	(3,597)
Dividends on utility preferred stock	65	65	65

Total income taxes and dividends on utility preferred stock	2,033	(3,521)	(3,532)

Income (loss) from continuing operations	3,877	(7,105)	1,810
Discontinued operations:
Loss from operations of discontinued D&E Wireless segment prior to December 31, 2001, net of income tax benefit of $2,585	—	—	(5,955)
Gain on disposal of discontinued D&E Wireless segment, net of operating losses during phase-out period and net of income taxes of $29,337	—	55,506	—
Loss from operations of Paging business, net of income tax benefit of $27, $3 and $9	(53)	(7)	(14)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	3,824	48,394	(4,159)
Extraordinary item, income tax benefit of $107	—	—	107
Cumulative effect of change in accounting principle, net of income taxes of $177	260	—	—

NET INCOME (LOSS)	$4,084	$48,394	$(4,052)

Weighted average common shares outstanding (basic)	15,484	12,254	7,376
Weighted average common shares outstanding (diluted)	15,541	12,254	7,376
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.25	$(0.58)	$0.25
Income (loss) from discontinued operations	—	4.53	(0.81)
Extraordinary item	—	—	0.01
Cumulative effect of accounting change	0.01	—	—

Net income (loss) per common share	$0.26	$3.95	$(0.55)

Dividends per common share	$0.50	$0.50	$0.50

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,446	$15,514
Accounts receivable, net of reserves of $1,410 and $1,416	20,956	19,368
Inventories, lower of cost or market, at average cost	3,552	3,475
Prepaid expenses	8,914	7,454
Other	1,141	1,074

TOTAL CURRENT ASSETS	47,009	46,885

INVESTMENTS
Investments in and advances to affiliated companies	3,611	5,142
Investments available-for-sale	—	1,313

	3,611	6,455

PROPERTY, PLANT AND EQUIPMENT
In service	320,720	307,000
Under construction	5,964	3,456

	326,684	310,456
Less accumulated depreciation	137,533	109,351

	189,151	201,105

OTHER ASSETS
Assets held for sale	—	6,665
Goodwill	149,127	147,488
Intangible assets, net of accumulated amortization	173,594	178,964
Other	11,756	14,256

	334,477	347,373

TOTAL ASSETS	$574,248	$601,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$11,001	$132
Accounts payable and accrued liabilities	18,507	20,112
Accrued taxes	2,120	19,520
Accrued interest and dividends	1,949	1,840
Advance billings, customer deposits and other	10,323	8,535

TOTAL CURRENT LIABILITIES	43,900	50,139

LONG-TERM DEBT	222,765	244,966

OTHER LIABILITIES
Deferred income taxes	88,295	85,516
Other	17,248	19,148

	105,543	104,664

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 ½%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14,456 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 30,000,000 Outstanding shares: 15,546,788 at December 31, 2003 and 15,413,640 at December 31, 2002	2,533	2,512
Additional paid-in capital	159,515	158,101
Accumulated other comprehensive income (loss)	(4,865)	(7,071)
Retained earnings	48,693	52,343
Treasury stock at cost, 306,919 shares at December 31, 2003 and 306,910 shares at December 31, 2002	(5,282)	(5,282)

	200,594	200,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$574,248	$601,818

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,084	$48,394	$(4,052)
Add: Loss (income) from discontinued operations	53	(55,499)	5,969
Extraordinary item	—	—	(107)
Cumulative effect of accounting change	(260)	—	—

Income (loss) from continuing operations	3,877	(7,105)	1,810
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities, net of effects of acquisitions of businesses:
Depreciation and amortization	38,626	28,690	15,289
Bad debt expense	745	1,406	403
Deferred income taxes	1,105	(905)	(3,112)
Equity in net (income) losses of affiliates	2,537	3,429	(91)
(Gain) loss on investments	(790)	2,999	(3,036)
Loss on retirement of property, plant and equipment	209	72	166
Loss on early extinguishment of debt	—	—	3,623
Changes in operating assets and liabilities net of effects of acquisitions of businesses:
Accounts receivable	(2,333)	(1,126)	1,745
Inventories	(77)	224	299
Prepaid expenses	(1,460)	906	(1,050)
Accounts payable and accrued liabilities	(1,300)	(3,788)	(775)
Accrued taxes and accrued interest	3,268	(5,452)	(132)
Advance billings, customer deposits and other	1,788	4,345	(4)
Other, net	(1,287)	1,466	(1,451)

Net Cash Provided by Operating Activities from Continuing Operations	44,908	25,161	13,684

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales and removal costs	(20,153)	(19,240)	(34,068)
Proceeds from sale of businesses	10,005	—	—
Proceeds from sale of temporary investments	—	—	34,671
Purchase of temporary investments	—	—	(26,002)
Acquisition of businesses, net of cash acquired of $0, $989 and $0	—	(156,819)	(937)
Proceeds from sale of investments	2,470	—	—
Purchase of FCC licenses	(828)	—	—
Investments in and advances to affiliates	(1,232)	(2,187)	(10,769)
Investment returns and repayments from affiliates	226	667	849

Net Cash Used in Investing Activities from Continuing Operations	(9,512)	(177,579)	(36,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(7,408)	(6,414)	(3,433)
Proceeds from long term debt financing	12,000	160,000	58,000
Payment of debt issuance costs	—	(8,152)	(2,546)
Payments on long-term debt	(23,332)	(45,022)	(25,378)
Payments on notes payable for acquired businesses	(379)	(345)	(859)
Net proceeds from (payments on) revolving lines of credit	—	(11,757)	1,757
Proceeds from issuance of common stock	1,037	865	343
Purchase of treasury stock	—	(178)	(1,082)
Proceeds from sale of treasury stock	—	—	102

Net Cash Provided By (Used in) Financing Activities from Continuing Operations	(18,082)	88,997	26,904

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	17,314	(63,421)	4,332
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash provided by (used in) operating activities of discontinued operations	(20,553)	70	1,036
Cash provided by (used in) investing activities of discontinued operations	171	78,250	(8,280)

Net Cash Provided By (Used in) Discontinued Operations	(20,382)	78,320	(7,244)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,068)	14,899	(2,912)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,514	615	3,527

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,446	$15,514	$615

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
COMMON STOCK
Balance at beginning of year	15,721	$2,512	7,639	$1,219	7,608	$1,214
Common stock issued for acquisitions	—	—	7,877	1,260	—	—
Common stock issued for Employee Stock Purchase, Long-Term Incentive and Dividend Reinvestment Plans	61	10	163	26	31	5
Common Stock issued for stock options exercised	72	11	42	7	—	—

Balance at end of year	15,854	2,533	15,721	2,512	7,639	1,219

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		158,101		39,956		39,374
Common stock issued for acquisitions		—		115,668		—
Common stock issued for Employees Stock Purchase, Long-Term Incentive and Dividend Reinvestment Plans		772		2,094		582
Common Stock issued for stock options exercised		642		383		—

Balance at end of year		159,515		158,101		39,956

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(7,071)		(2,833)		467
Unrealized gain (loss) on investments, net of tax		723		(1,903)		1,189
Reclassification adjustment for realized (gain)/loss on investments, net of tax		(498)		1,825		(1,802)
Equity adjustment for minimum pension liability, net of tax		1,777		(3,426)		(2,010)
Currency translation adjustment from EuroTel		—		620		(677)
Unrealized loss on interest rate swap agreements, net of tax		204		(1,354)		—

Balance at end of year		(4,865)		(7,071)		(2,833)

RETAINED EARNINGS
Balance at beginning of year		52,343		10,637		18,366
Net income (loss)		4,084		48,394		(4,052)
Dividends on common stock: $.50 per share for each year		(7,734)		(6,688)		(3,677)

Balance at end of year		48,693		52,343		10,637

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(277)	(5,104)	(226)	(4,059)
Treasury stock acquired	—	—	(30)	(178)	(56)	(1,147)
Treasury stock sold	—	—	—	—	5	102

Balance at end of year	(307)	(5,282)	(307)	(5,282)	(277)	(5,104)

TOTAL SHAREHOLDERS’ EQUITY	15,547	$200,594	15,414	$200,603	7,362	$43,875

COMPREHENSIVE INCOME (LOSS)
Net income (loss)		$4,084		$48,394		$(4,052)
Unrealized gain/(loss) on investments, net of income taxes of $434, ($1,208) and $715		723		(1,903)		1,189
Reclassification adjustment for realized (gain)/loss on investments, net of tax of ($292), $1,174 and ($1,232)		(498)		1,825		(1,802)
Equity adjustment for minimum pension liability, net of income taxes of $1,214, ($2,343) and ($1,368)		1,777		(3,426)		(2,010)
Currency translation adjustment from EuroTel		—		620		(677)
Unrealized loss on derivative financial instruments, net of income taxes of $140 and ($925)		204		(1,354)		—

Total comprehensive income (loss)		$6,290		$44,156		$(7,352)

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

1. Nature of Business

Description and Principles of Consolidation

D&E Communications, Inc. (D&E) provides integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. On May 24, 2002, D&E completed the acquisition of Conestoga Enterprises, Inc. (Conestoga) (see Note 4). D&E’s consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company; D&E Systems, Inc.; D&E Networks, Inc.; D&E Wireless, Inc.; and D&E Investments, Inc. for all periods presented. The consolidated financial statements also include the accounts of Conestoga Telephone and Telegraph Company; Buffalo Valley Telephone Company; CEI Networks, Inc.; Infocore, Inc.; Conestoga Wireless Company; Conestoga Mobile Systems, Inc.; and Conestoga Investment Corporation from May 24, 2002 to December 31, 2003. All significant intercompany balances and transactions are eliminated in consolidation.

D&E’s business segments are as follows: incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), internet services, systems integration, Conestoga Wireless, and corporate and other. In 2003, D&E moved responsibility for some products to different segment managers. The RLEC provides local and long distance telephone services in a franchised territory, including custom calling features and directory advertising. The CLEC provides telecommunication services in markets near those served by the RLEC. Internet services include internet access and web-hosting services. Systems integration provides computer networking services and programming and the sale and installation of communications equipment to business customers. Conestoga Wireless services include the wireless telephony services of Conestoga Wireless Company since date of acquisition. Corporate and other includes D&E’s cable television operations in State College, PA, D&E’s share of the earnings or losses of investments accounted for on the equity method and corporate eliminations between the other segments.

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

Until the sale on April 1, 2002, D&E owned a 50% interest in D&E/Omnipoint Wireless Joint Venture, L.P., doing business as PCS ONE, a partnership that provided Personal Communications Services (PCS) and related equipment for digital wireless voice and data communications, which was accounted for on the equity method. D&E’s interest in PCS ONE and related contract services provided to PCS ONE that were discontinued subsequent to sale are reported as discontinued operations.

Regulatory Environment and Competition

D&E’s RLEC and CLEC operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). The passage of the Telecommunications Act of 1996 (“TA-96”) provided comprehensive changes to federal and state regulations that govern telecommunications. In January 2003, the PUC did not extend the limited suspension that exempted Pennsylvania RLECs from certain interconnection provisions of TA-96. Consequently, competitors now will be allowed to seek removal of D&E’s rural exemption from the more burdensome interconnection obligations for the purposes of entering D&E’s territory and using its services and facilities through interconnection agreements to provide competitive services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D&E files its own tariff rates with the PUC for such services as dial-tone and custom calling features. D&E joined in a petition to the PUC in July 1998 for an alternative form of regulation with a network modernization plan commonly known as Chapter 30. On July 31, 2001, the PUC approved D&E’s Chapter 30 plan and a new ratemaking process that adjusts prices using the Gross Domestic Product Price Index with a productivity offset, instead of a rate base/rate of return methodology. Upon the adoption of the Chapter 30 plan, D&E was no longer subject to the requirements of Statement of Financial Accounting Standards No. 71 (SFAS 71), “Accounting for the Effects of Certain Types of Regulation” and, therefore, D&E removed certain regulatory tax liabilities amounting to $107 from its accounts pursuant to SFAS 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of FASB No. 71”. As a result, the elimination of regulatory tax liabilities resulted in a one-time cumulative income effect for income taxes of $107 in 2001, which is recorded as an extraordinary item in accordance with SFAS 101.

D&E expects to experience an increasing amount of both competitive pressures and opportunities in its markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of residential and business customers in D&E’s customer base.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements under generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132) which expands disclosure requirements related to D&E’s pension and postretirement benefit plans. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) was enacted into law. As a result in January 2004, the FASB issued Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This Standard permits companies a one-time election to defer accounting for the effects of the Act (see Note 18).

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The preferred stock of the utility subsidiary does not fall within the guidance of SFAS 150 requiring classification as a liability. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement, the provisions of which are applied prospectively, is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board (“APB”) Opinion No. 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria of APB 30 for classification as an extraordinary item shall be reclassified. As a result of the adoption of SFAS 145 in 2003, D&E reclassified an extraordinary loss on the extinguishment of debt of $3,623 in 2001 to other expense.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS 143 effective January 1, 2003 and recorded an after-tax benefit of $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years for which D&E does not have a legal obligation associated with the retirement of the related tangible long-lived assets. The adoption of this pronouncement had no material effect on D&E’s ongoing financial position, results of operations or cash flows.

The following proforma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2001.

	2003		2002		2001
	As Reported	Proforma	As Reported	Proforma	As Reported	Proforma
Net income (loss)	$4,084	$3,824	$48,394	$48,418	$(4,052)	$(4,030)
Income (loss) before extraordinary item and cumulative effect of accounting change per share	$0.25	$0.25	$3.95	$3.95	$(0.56)	$(0.56)
Basic earnings (loss) per share	$0.26	$0.25	$3.95	$3.95	$(0.55)	$(0.55)
Diluted earnings (loss) per share	$0.26	$0.25	$3.95	$3.95	$(0.55)	$(0.55)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities (“VIEs”) and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. In December 2003, the FASB issued FIN 46-R, a revision to FASB Interpretation No. 46 which among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special-purpose entities for which the statement is effective for periods ending after December 15, 2003. The Company does not have any special-purpose entities.

FIN 46-R requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIEs residual returns, or both. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors lack the characteristics of having a controlling financial interest. D&E is currently evaluating the impact of FIN 46-R related to its ownership interests in EuroTel and Pilicka, to assess the effects on the Company’s financial position, results of operations and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and EITF 00-21. Revenue is recognized when the service is rendered or the product is delivered, the price is fixed or determinable, persuasive evidence of an arrangement exists and the collectibility of the resulting receivable is reasonably assured. D&E’s RLEC and CLEC pricing is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from D&E’s RLEC and CLEC operations. D&E monitors these proceedings closely and makes adjustments to revenue accordingly. Certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs up to the amount of fees are deferred and recognized over the expected term of the customer relationship, which is deemed to be 3 to 8.5 years. Any direct costs in excess of fees deferred are expensed immediately.

The RLEC business segment receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that the Company receives from the settlement pools differ from the estimated amounts recorded, the Company records the change as a current adjustment to earnings. Until December 2003, D&E did not experience significant adjustments to our revenues as a result of participation in these pools. In December 2003, the Company recorded an increase in communications services revenue of $933 as a result of a change in its estimated interstate revenue earned from the NECA pooling process. The estimate was revised based on a recent U.S. Court decision which indicates that a refund payable to long distance communication providers was not required for periods in which the interstate rate-of-return exceeded FCC authorized levels. D&E continues to monitor ongoing proceedings at the FCC and will evaluate and revise its estimates accordingly.

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

Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. Prepaid directory advertising costs, included in prepaid expenses, at December 31, 2003 and 2002 were $5,193 and $4,768, respectively. Deferred directory revenues, included in advance billings, customer deposits and other, at December 31, 2003 and 2002 were $5,414 and $4,884, respectively.

Investments In and Advances To Unconsolidated Affiliates

Investments in and advances to unconsolidated affiliates consist of the Company’s investments in EuroTel and Pilicka and loans to EuroTel. The investments are accounted for under the equity method of accounting. The Company periodically evaluates whether there have been declines in value in these investments, and if so, whether these declines are considered temporary or other-than-temporary. Other-than-temporary declines would be recognized as realized losses in earnings. Evidence of a loss in value includes, but is not limited to, the Company’s inability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The fair value of an investment that is less than its book value may indicate a loss in value of the investment. The Company’s evaluations are based on many factors, including the duration and extent to which the fair value is less than carrying amount; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment, including strategic factors.

Investments Available-for-Sale

All marketable equity securities were classified as investments available-for-sale. Marketable securities available-for-sale were recorded at fair market value, based on market quotes from national exchanges. Any unrealized holding gains or losses, net of deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

taxes, were reported as a separate component of shareholders’ equity. Any realized gains or losses, including other than temporary impairment losses, are included in the statement of operations. The Company sold its entire portfolio of investments available-for-sale in December 2003.

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

Depreciation expense as a percentage of average depreciable plant in service amounted to 10.4% in 2003 and 2002 and 8.4% in 2001. The costs of maintenance and repairs are charged to operating expense.

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

Capitalized Interest

The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Interest costs capitalized on assets were $228 for 2003, $110 for 2002 and $509 for 2001.

Intangible Assets

Intangible assets represent the estimated value of franchises, acquired customer bases, trademarks and non-compete agreements at the dates of acquisitions. Franchise and FCC license intangible assets are determined to have indefinite lives. Finite-lived intangible assets are amortized over their estimated useful lives: 10 to 15 years for customer bases, 3 years for trademarks and 5 years for non-compete agreements.

Impairment of Long-Lived Assets

Long-lived assets, including finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Impairment of Goodwill and Indefinite-Lived Intangibles

Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. As of January 1, 2002, the results of the first step indicated no potential impairment of D&E’s goodwill. The Company has completed its annual impairment reviews and determined that no impairment charge was required. D&E continually evaluates whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, D&E estimates the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The elimination of goodwill amortization would have reduced the net loss in 2001. Pro forma net loss and loss per share information are shown as if the provisions of SFAS No. 142 were in effect for the year ended December 31, 2001.

	2003	2002	2001
Years ended December 31:
Income (loss) before extraordinary item and cumulative effect of accounting change	$3,824	$48,394	$(4,159)
Extraordinary item	—	—	107
Cumulative effect of accounting change	260	—	—

Reported net income (loss)	4,084	48,394	(4,052)
Add: goodwill amortization	—	—	1,436

Adjusted net income (loss)	$4,084	$48,394	$(2,616)

Basic and diluted earnings per share:
Income (loss) before extraordinary item and cumulative effect of accounting change	$0.25	$3.95	$(0.56)
Extraordinary item	—	—	0.01
Cumulative effect of accounting change	0.01	—	—

Reported net income (loss) per common share	0.26	3.95	(0.55)
Add: goodwill amortization	—	—	0.20

Adjusted net income (loss) per common share	$0.26	$3.95	$(0.35)

Advertising

D&E expenses advertising costs as incurred. Advertising expense was $1,991 for 2003, $1,664 for 2002 and $1,497 for 2001.

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

Derivative Financial Instruments

D&E accounts for derivative financial instruments in accordance with SFAS No. 133, as amended. The Company’s derivative financial instruments are comprised of interest rate swap agreements that the Company utilizes to manage changes in interest rate payments on its variable rate debt obligations. These derivative financial instruments, which qualify as cash flow hedges, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in Accumulated Other Comprehensive Income (Loss) and reclassified into interest expense as the underlying hedged variable rate interest payments are reflected in interest expense. The ineffective portion of the gain or loss on a derivative, if any, is recognized into earnings within other income or expense. No hedge ineffectiveness for existing derivative instruments has been recorded.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share is similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding for dilutive potential common shares. D&E has potential common shares as a result of outstanding stock option grants to purchase our common stock, outstanding since the acquisition of Conestoga. However, including potential common shares in the denominator of a diluted per-share computation for continuing operations always will result in an antidilutive per-share amount when D&E has a loss from continuing operations. Although including those potential common shares in the other diluted per-share computations may be dilutive to their comparable basic per-share amounts, no potential common shares are included in the computation of any diluted per-share amount when a loss from continuing operations exists, even if D&E reports net income. D&E had a loss from continuing operations during 2002 when common stock options were outstanding and, as such, diluted earnings per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share is equivalent to basic earnings per share, and the 328,432 common stock options outstanding are excluded from the calculation of diluted earnings per share. There were no options outstanding in 2001 and, as such, diluted earnings per share is equivalent to basic earnings per share.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25 and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss), as reported	$4,084	$48,394	$(4,052)
Add: stock based employee compensation included in reported net income (loss), net of related tax	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(50)	(50)	—

Pro forma net income (loss)	$4,034	$48,344	$(4,052)

Basic earnings (loss) per share:
As reported	$0.26	$3.95	$(0.55)
Pro forma	$0.26	$3.95	$(0.55)
Diluted earnings (loss) per share:
As reported	$0.26	$3.95	$(0.55)
Pro forma	$0.26	$3.95	$(0.55)

The fair value of option grants of $4.46 and $6.20 in the year ended December 31, 2002 and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following weighted average assumptions:

2002
Dividend yield	2.55%
Expected life	5 years
Expected volatility	60.30%
Risk-free interest rate	4.47%

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. Other gains and losses excluded from net income in D&E’s financial statements include unrealized gains or losses on investments, an equity adjustment for a minimum pension liability, changes in the fair value of derivative financial instruments and the Company’s share of currency translation adjustments from EuroTel and Pilicka.

Foreign Currency Translations and Transactions

The functional currency for PenneCom B.V. and Pilicka, D&E and EuroTel’s foreign operations, is the local currency. For the foreign operations, EuroTel translated assets and liabilities at end-of-period exchange rates. EuroTel recorded these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity in their balance sheets. For revenues, expenses, gains and losses, the weighted average exchange rate for the period is used to translate those elements. Foreign currency transaction gains and losses related to the foreign operations are reported in earnings. D&E records its share of EuroTel’s foreign currency transaction gains and losses as part of its equity in net income or losses of affiliates. In addition, D&E has recorded its share of EuroTel’s currency translation adjustments in accumulated other comprehensive income (loss).

Reclassifications

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash Flow and Statement of Shareholders’ Equity Information

Cash Flow Information

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

	2003	2002	2001
Interest expense	$16,134	$9,932	$1,876
Income taxes	24,310	1,430	994

D&E recorded noncash transactions in connection with its investing and financing activities. At December 31, 2003, accounts payable included capital expenditures of $445. During 2003, D&E issued common stock of $326 for dividends reinvested.

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

Shareholders’ Equity Information

At December 31, 2003 and 2002, accumulated other comprehensive income (loss) consisted of the following items:

	2003	2002
Unrealized loss on investments, net of tax	$—	$(224)
Equity adjustment for minimum pension liability, net of tax	(3,658)	(5,436)
Currency translation adjustment from EuroTel	(57)	(57)
Unrealized loss on interest rate swap agreements, net of tax	(1,150)	(1,354)

Total accumulated other comprehensive income (loss)	$(4,865)	$(7,071)

4. Conestoga Enterprises, Inc. Acquisition

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2002, the purchase price allocation had been determined by D&E based on reports of independent appraisers. The allocation included recognition of adjustments to tangible assets and liabilities to state them at their fair values, and recognition of additional identifiable intangible assets at their fair values. The purchase-price allocation for the Conestoga acquisition follows:

Consideration paid:
Cash consideration to Conestoga stockholders	$149,422
Transaction costs ($937 paid in 2001 and $5,781 paid in 2002)	6,718
D&E stock to Conestoga stockholders (7,876,655 shares) at $14.57 per share based on 3-day average market price per share prior to close of the merger on May 24, 2002	114,763
Fair value of Conestoga stock options	2,165

Purchase price	$273,068

Assets acquired:
Cash	$989
Accounts receivable	9,542
Inventories	1,918
Prepaid expenses	14,596
Other current assets	103
Property, plant and equipment	111,788
Other non-current assets	1,601
Net assets of wireless and paging operations, held for sale	6,665
Customer base (10-15 year life)	75,700
Franchise (indefinite life)	104,800
Trademarks (3 year life)	1,200
Goodwill	142,362

Total assets acquired	471,264

Liabilities assumed:
Long-term debt and lines of credit	79,178
Accounts payable and accrued liabilities	8,542
Accrued transactions costs ($2,605 paid through December 31, 2002)	2,605
Accrued taxes	10,298
Advance billings, customer deposits and other	1,208
Deferred income taxes	86,172
Other	7,427
Capital lease obligations	2,766

Total liabilities assumed	198,196

Net assets acquired	$273,068

In 2003, D&E determined that it had not properly recorded deferred revenue for advance billings to Conestoga customers upon acquisition of Conestoga in May 2002. Accordingly in 2003, the Company recorded additional goodwill of $561, deferred taxes of $384 and $1,006 of additional deferred revenue, including a cumulative $61 increase to deferred revenue since acquisition. The adjustment reduced net income by $36 in the fourth quarter of 2003. Also in 2003 in conjunction with the preparation of tax returns, D&E determined that an adjustment to deferred income taxes recorded upon acquisition primarily related to deferred state income taxes of Conestoga Wireless Company was required. Accordingly, in 2003, the Company has recorded additional goodwill of $1,078 and deferred income taxes of $1,078.

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

	2002	2001
Years ended December 31:
Proforma operating revenues	$175,117	$168,165
Proforma income (loss) before extraordinary item	48,545	(12,632)
Proforma net income (loss)	48,545	(12,525)
Proforma income (loss) before extraordinary item per share	3.20	(0.84)
Proforma net income (loss) per share	3.20	(0.84)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 12, 2002, D&E entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC (“Keystone”), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers, Florida-based company that owns and manages wireless communications systems throughout the United States. The sale was completed on January 14, 2003. Upon completion of the sale, D&E received approximately $10,000 in cash and a $10,000 face value secured promissory note issued by Keystone. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest at the 60 day LIBOR rate plus 5% and is receivable beginning on December 31, 2003 and on the last day of each quarter thereafter. As this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows, D&E will record value to the note when cash recoveries are received. The note carries certain rights where we can convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period begins on December 31, 2004 and ends May 1, 2005.

The results of operations of the Conestoga wireless segment held for sale are not reported in discontinued operations because D&E has continuing involvement since the sale as a result of D&E’s continued guarantees on cell site leases and D&E’s responsibilities under a Build-to-Suit agreement which is more fully described in Note 14. No gain or loss was recorded as a result of the sale, however a loss of $675 related to D&E’s estimated commitments in the build-to-suit agreement was recorded in communication services expenses in 2002 and an additional $300 expense was recorded in 2003. The fair value of the Conestoga wireless segment of $6,450 included in the final purchase price allocation was determined as follows:

Cash	$10,000
Less: costs to sell	(350)
Fair value of lease guarantees (See Note 14)	(3,200)

Total	$6,450

The carrying amounts of the major classes of assets included as part of the Conestoga wireless business sold are as follows:

December 31, 2002
Inventories	$166
Property and equipment	9,084
PCS licenses	400

Total assets sold	9,650
Less: Fair value of lease guarantee remaining with D&E	(3,200)

Net assets sold	$6,450

6. Discontinued Operations

D&E Wireless

D&E’s fifty percent partnership interest in PCS ONE and the related contract services D&E provided to PCS ONE constituted a separate segment of D&E’s business. On October 17, 2001, D&E entered into a definitive agreement to sell its interest in PCS ONE to VoiceStream Wireless Corporation for $117,000 less working capital and long-term debt adjustments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon completion of the sale, D&E received $74,168 in cash, subject to post closing adjustments as set forth in the sale agreement. These adjustments were finalized in the third quarter of 2002 and resulted in additional cash proceeds of $2,294, which were collected in October 2002. In addition, D&E received equipment with a fair value of approximately $2,014. Selling and other estimated costs were approximately $3,836 and the gain on sale was $84,738 after eliminating the $10,098 liability for the equity in net losses of discontinued D&E Wireless operations in excess of investments and advances. The associated income taxes were $29,301 resulting in an after tax gain of $55,437. The proceeds from the sale of PCS ONE were used to help finance the acquisition of Conestoga Enterprises, Inc. (see Note 4). Taxes related to the gain on the sale of PCS ONE were paid primarily in 2003.

Summarized financial information for the discontinued operations of D&E Wireless Services is as follows:

	2002	2001
Years ended December 31:
Revenue	$4,760	$11,669
Expenses	4,334	10,388

Operating income	426	1,281
Equity in net loss of affiliate	(1,605)	(9,914)
Phase-out losses deferred until sale	1,284	—
Gain on sale of PCS ONE	84,738	—
Other income	—	93

Income (loss) from D&E Wireless operations before taxes	84,843	(8,540)
Income taxes	29,337	(2,585)

Income (loss) from D&E Wireless operations, net of taxes	$55,506	$(5,955)

Summarized financial information for PCS ONE for the period from January 1, 2002 through April 1, 2002 (date of sale) and for the year ended December 31, 2001 is presented as follows:

	2002	2001
Net sales	$12,312	$43,357
Net loss	(3,211)	(19,777)

A summary of changes for our investment in and advances to PCS ONE is as follows:

	2002	2001
Investment in PCS ONE:
Beginning balance (deficit)	$(13,277)	$(9,863)
Equity in earnings (losses)	(1,605)	(9,914)
Investments	3,500	6,500
Phase-out losses deferred until sale	1,284	—
Sale of investment in PCS ONE	10,098	—

Ending balance (deficit)	—	(13,277)

Advances to PCS ONE and sale costs:
Beginning balance	2,889	1,331
Advances	325	1,248
Repayments	(2,904)	—
Selling costs deferred until gain recognized	3,526	310
Sale of investment in PCS ONE	(3,836)	—

Ending balance	—	2,889

Equity in net losses of discontinued operations in excess of investments and advances	$—	$(10,388)

D&E provided support and management services to PCS ONE. All amounts owed to us for support and management services to PCS ONE were paid in full in 2002.

Paging Services

During the third quarter of 2002, D&E committed to a plan to sell the assets of Conestoga Mobile Systems’ ($205) and D&E’s paging operations ($10). As such, the assets were reported as held for sale and the results of operations were reported in discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

depreciated while they were held for sale. In January 2003, D&E entered into an agreement to sell the paging operations’ assets for $215. The transaction closed for $171 on May 29, 2003. The final selling price was less than anticipated and resulted in a $29 asset impairment net of tax due to a smaller customer base on the date of sale than anticipated when the agreement was entered into. No liabilities were included as part of the sale.

The carrying amounts of the major classes of assets included as part of the paging operations sold are as follows:

December 31, 2002
Inventories	$47
Property and equipment	168

Total assets sold	$215

Summarized income statement information for the discontinued operations of the paging services, including Conestoga Mobile Systems’ operations post D&E’s acquisition on May 24, 2002 were as follows:

	2003	2002	2001
Years ended December 31:
Revenue	$236	$468	$103
Expenses	316	478	126

Operating loss	(80)	(10)	(23)
Income taxes	(27)	(3)	(9)

Loss from paging operations, net of taxes	$(53)	$(7)	$(14)

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

Until January 1, 2002, PenneCom held a 100% interest in Pilicka. As of December 31, 2001, PenneCom was indebted to EuroTel for $10,656 and to the investors in EuroTel for $36,751 (including $14,623 to D&E). PenneCom agreed with EuroTel and the EuroTel investors to satisfy a portion of its indebtedness to EuroTel and the EuroTel investors by transferring PenneCom’s entire equity interests in Pilicka to EuroTel and the investors. PenneCom satisfied $3,384 of its indebtedness to EuroTel by transferring 22.56% of the capital stock of Pilicka to EuroTel, satisfied $4,650 of its indebtedness to D&E by transferring 31.00% of the capital stock of Pilicka to D&E, and satisfied $6,966 of indebtedness to the other EuroTel investors by transferring 46.44% of the capital stock of Pilicka to the other EuroTel investors. The total amount of indebtedness satisfied by PenneCom was equal to the total estimated fair value of Pilicka at December 31, 2001. These transactions were effective as of January 1, 2002. In February 2002, the EuroTel investors contributed additional funds to EuroTel, which invested those funds in Pilicka. Concurrent with the investments, the ownership of Pilicka was restructured such that EuroTel now owns 27.85%, D&E owns 28.88% and the other EuroTel investors own 43.27%. D&E continues to own a one-third interest in EuroTel. As a result of these transactions, D&E now has a 28.88% direct ownership in Pilicka and an indirect 9.28% ownership in Pilicka, through its continuing one-third interest in EuroTel.

In April 1999, PenneCom had entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. In 2001, an award of approximately $40,000 plus interest at 10% per annum from August 1999 and reimbursement of arbitration costs was granted in favor of PenneCom. PenneCom used a portion of the proceeds to reduce outstanding loans with a domestic bank. D&E’s share of the gain on the award settlement is included in the equity in net income or losses of affiliates in the consolidated statements of operations. In July 2002, PenneCom initiated a legal action against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. The suit was dismissed by the United States District Court for the Southern District of New York and PenneCom has appealed the decision to the Second Circuit Court of Appeals. On February 5, 2004, the appeal was heard and the parties are awaiting a decision from the Second Circuit Court of Appeals. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

During 2001, EuroTel also recorded a $31,517 charge for an impairment to EuroTel’s investment in Pilicka. D&E’s share of the impairment charge is included in the equity in net income or losses of affiliates in the consolidated statements of operations.

The equity investment in EuroTel is subject to the risks of foreign currency transactions, which are included in the results of PenneCom and Pilicka.

Summarized financial information for EuroTel is presented as follows:

	2003	2002	2001
Years ended December 31:
Net sales	$—	$—	$8,065
Equity in loss of affiliate	(957)	(967)	—
Gain (loss) on foreign currency transactions	—	—	313
Net income (loss)	(3,209)	(5,719)	907
At December 31:
Current assets	$124	$165
Noncurrent assets	2,386	3,345
Current liabilities	31,811	29,602
Noncurrent liabilities	—	—
Currency translation adjustments	(174)	(174)
Members’ equity (deficit)	(29,301)	(26,092)

In 2001, EuroTel consolidated the financial information of Pilicka. As of January 1, 2002, EuroTel and D&E account for their investments in Pilicka under the equity method of accounting.

Summarized financial information for Pilicka is presented as follows:

	2003	2002
Year ended December 31:
Net sales	$10,548	$9,482
Net loss	(3,436)	(3,540)
At December 31:
Current assets	$2,816	$2,399
Noncurrent assets	41,106	43,956
Current liabilities	1,811	3,153
Noncurrent liabilities	932	1,043
Shareholders’ equity	41,179	42,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of changes for the investments in and advances to EuroTel, Pilicka and affiliates follows:

	2003	2002	2001
Investment in EuroTel:
Beginning balance (deficit)	$(8,697)	$(8,192)	$(7,606)
Equity in earnings (losses)	(1,107)	(1,907)	91
Equity in currency translation adjustments	—	620	(677)
Investments	—	782	—

Ending balance (deficit)	(9,804)	(8,697)	(8,192)

Advances to EuroTel and affiliates:
Beginning balance	10,711	14,623	4,703
Advances	1,232	1,405	10,769
Repayments	(226)	(667)	(849)
Exchange of advance for Pilicka equity investment	—	(4,650)	—

Ending balance	11,717	10,711	14,623

Investment in Pilicka:
Beginning balance	$3,128	$—
Exchange of EuroTel advance for equity investment	—	4,650
Equity in earnings (losses)	(965)	(1,055)
Investments amortization	(465)	(467)

Ending balance (deficit)	1,698	3,128

Investments in and advances to affiliates	$3,611	$5,142	$6,431

In addition to loans, D&E provides support services to EuroTel and its affiliates. Amounts owed to D&E for services performed for EuroTel, PenneCom and Pilicka at December 31, 2003 and 2002 were $4,924 and $4,942, respectively. These amounts are included in advances to EuroTel and affiliates above.

8. Investments Available-for-Sale

The following is a summary of our investments in marketable equity securities:

	2003	2002
At December 31:
Cost Basis	$—	$1,680
Unrealized gains/(losses)	—	(367)

Fair Value	$—	$1,313

During the fourth quarter of 2003, D&E sold its entire portfolio of investments available for sale for $2,470 and recorded a realized gain on the sale of $790. During the second quarter of 2002, D&E determined that the decline in value of some of its investments available-for-sale was other than temporary and recorded a realized loss of $2,999. In December 2001, D&E exchanged its investment in Illuminet Holdings, Inc. for an investment in VeriSign, Inc. The exchange generated a gain of $3,036.

9. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

	2003	2002
Land and buildings	$51,571	$50,889
Digital switching equipment	108,455	103,091
Outside plant facilities	119,950	115,814
Other equipment	40,744	37,206
Plant under construction	5,964	3,456

Total property, plant and equipment	326,684	310,456
Less accumulated depreciation	(137,533)	(109,351)

Property, plant and equipment, net	$189,151	$201,105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Goodwill and Intangible Assets

Goodwill was $149,127 at December 31, 2003 and $147,488 at December 31, 2002. In 2003, goodwill increased $561 for deferred revenue not recorded at acquisition of Conestoga in May 2002, and $1,078 for a change in deferred taxes for the Conestoga acquisition.

Intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	2003	2002
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	—
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(8,729)	(3,217)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(633)	(233)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(996)	(710)

Net intangible assets	$173,594	$178,964

In December 2003, D&E acquired five FCC licenses for a cost of $828. These licenses will enable the Company to provide wireless data services in Lancaster, Reading, Altoona, Williamsport, and State College, Pennsylvania. The licenses are deemed to have an indefinite life as there is an observable market and perfunctory renewal provisions.

Amortization expense related to intangible assets was $6,198, $3,727 and $290 for the years ended December 31, 2003, 2002 and 2001. Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2004	$6,198
2005	5,824
2006	5,513
2007	5,513
2008	5,513

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December 31:

	2003	2002
Trade payables	$6,209	$6,842
Accrued compensation	2,888	2,114
Accrued pension	2,348	2,122
Other	7,062	9,034

Total accounts payable and accrued liabilities	$18,507	$20,112

12. Long-Term Debt

On November 1, 2001, D&E completed a long-term financing agreement with a financial institution for a $50,000 8.5-year senior reducing revolving credit facility and a $50,000 10-year senior term note. On May 24, 2002 in connection with the Conestoga acquisition (see Note 4), the financing agreement was amended to provide for an increase in the revolving credit facility from $50,000 to $75,000 and an additional $125,000 8.5-year senior term note. The additional indebtedness was used to finance a portion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Conestoga acquisition and to repay certain existing indebtedness and related fees. D&E also assumed certain existing long-term indebtedness of Conestoga of $81,944, including $2,766 of capital lease obligations.

Long-term debt at December 31 consisted of the following:

	Interest Rate	Maturity	2003	2002
Senior Secured Revolving Credit Facility	4.88%	2009	$29,550	$32,250
Senior Secured Term Loan B	6.02%	2010	119,000	125,000
Senior Secured Term Loan A	6.42%	2011	47,500	50,000
Secured Term Loan	9.34%	2014	20,000	20,000
Secured Term Loan	9.36%	2014	15,000	15,000
Capital lease obligations			2,716	2,848

			233,766	245,098
Less current maturities			11,001	132

Total long-term debt			$222,765	$244,966

The Senior Secured Revolving Credit Facility (“Credit Facility”) is a $75,000 8.5-year senior secured reducing revolving credit facility. The Credit Facility requires interest only payments for two years initially with increasing quarterly principal reductions of the amount available to borrow beginning in the third quarter of 2004 and continuing through the fourth quarter of 2009. Interest is payable at a base rate or at one, two, three or six month LIBOR rates plus an applicable margin based on the Company’s leverage ratio. At December 31, 2003 the average interest rate was 4.88%. The Credit Facility also requires a quarterly commitment fee on the unused portion.

The Senior Secured Term Loan B (“Term Loan B”) is a $125,000 8.5-year term note. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.75% to 3.00% or at LIBOR plus 2.50% to 4.00%, depending on our total leverage ratio. At December 31, 2003 the average interest rate was 6.02%. Term Loan B requires interest only payments for two years initially with increasing quarterly principal payments beginning in the third quarter of 2004 and continuing through the fourth quarter of 2010.

The Senior Secured Term Loan A (“Term Loan A”) is a $50,000 10-year term note. Term Loan A bears interest at a base rate or at either the U.S. prime rate plus 2.00% to 3.125% or at LIBOR plus 2.625% to 4.125%, depending on our leverage ratio. At December 31, 2002 the average interest rate was 6.42%. The Term Loan A requires interest only payments for three years initially with increasing quarterly principal payments beginning in the third quarter of 2004 and continuing through the second quarter of 2011.

The 9.34% Secured Term Loan in the amount of $20,000 was assumed as a result of the Conestoga acquisition (see Note 4). The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 beginning in 2005 and continuing through 2014.

The 9.36% Secured Term Loan in the amount of $15,000 was assumed as a result of the Conestoga acquisition (see Note 4). The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 beginning in 2005 and continuing through 2014.

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. At December 31, 2003, D&E was in compliance with all covenants. As of November 24, 2002, D&E was also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. At December 31, 2003, $140,000 of D&E’s senior indebtedness was protected from interest rate fluctuations. Of this amount, $35,000 of the Company’s senior indebtedness has fixed interest rates. The Company also entered interest rate swap agreements as interest rate protection for $105,000 of debt (see Note 13).

A portion of the proceeds from the Term Loan A and the Credit Facility were used to extinguish outstanding indebtedness including lines of credit and notes due to an insurance company. D&E recorded a 2001 loss on the early extinguishment of indebtedness of $3,623.

Based on the borrowing rate currently available to the Company for bank loans, the fair market value of long-term debt at December 31, 2003 is $239,965.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 5, 2004, the Company completed a refinancing of certain long-term debt. The terms of the new credit facility provide for a $25,000 senior secured revolving credit facility to replace the $75,000 Credit Facility, a $50,000 senior secured term loan to replace the Term Loan A and a $150,000 senior secured term loan to replace the Term Loan B. The repayment provisions of the 9.36% Secured Term Loan and the 9.34% Secured Term Loan were not changed as a result of the refinancing. The new credit facility bears interest at the U.S. prime rate plus 1.00% to 1.75% or at one, three or six month LIBOR rates plus 2.00% to 2.75% depending on the leverage ratio. All other terms of the credit facility are essentially the same as the May 2002 agreement including the requirement to maintain certain financial and operational covenants and a requirement to maintain interest rate protection on one-half of the total amount of senior indebtedness, with a weighted average life of at least 2 years.

Maturities of long-term debt under the May 24, 2002 and the March 5, 2004 credit facilities for each year ending December 31, 2004 through 2008, excluding capital lease obligations, are as follows:

Year	May 24, 2002 Credit Facility	March 5, 2004 Credit Facility
2004	$13,100	$10,850
2005	21,000	10,000
2006	27,250	10,000
2007	27,250	12,500
2008	29,750	12,500

At December 31, 2003, the long-term debt maturing within one year consisted of a $4,350 loan payment on February 13, 2004 in accordance with the May 2002 agreement related to excess cash flow in the fourth quarter of 2003, $6,500 due in 2004 under the March 2004 agreement and $151 for capital lease obligations.

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

As of December 31, 2003 and 2002, the Company had interest rate swap agreements with a total notional amount of $105,000 with maturity dates ranging from November 2004 to November 2006. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. The fair value of the derivatives was recorded as an other long-term liability of $1,935 and $2,279 at December 31, 2003 and 2002, respectively. Unrealized net losses of $1,935 ($1,150 net of tax and $2,279 ($1,354 net of tax) related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss) at December 31, 2003 and 2002, respectively. No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Commitments and Contingencies

D&E leases buildings and other property under various operating lease agreements that expire between 2004 and 2020. Future minimum lease payments under operating leases are as follows:

Year	Amount
2004	$1,048
2005	537
2006	230
2007	78
2008	22
Thereafter	118

Total rent expense for the years ended December 31 was approximately $2,882 in 2003, $4,080 in 2002 and $1,327 in 2001.

Effective May 24, 2002, pursuant to the merger agreement with Conestoga Enterprises, Inc., we entered into or acquired obligations under existing agreements for compensation, retention bonuses and change of control payments due to former officers, employees and existing employees. These agreements require future annual payments as listed below. Interest is imputed at 6.5%.

Year	Amount
2004	$828
2005	177
2006	74
2007	74
2008	65
Thereafter	257

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and after construction of each site, enter into a long-term operating lease with Mountain Union for the site. Keystone is also contractually obligated to assume any operating leases entered into under the BTS. Should any of the obligations under the BTS remain unfulfilled at June 30, 2004, D&E could be subject to penalties for nonperformance. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that will not be constructed. Under the terms of the asset purchase agreement, Keystone will reimburse D&E for one-half of the penalties paid not to exceed $125. Because the underlying assets of CWC are sold under the asset purchase agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of December 31, 2003, D&E has recorded $400 for its remaining commitment under the BTS.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of December 31, 2003 is $14,390. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of December 31, 2003, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001
Current:
Federal	$448	$28,391	$—
State	1,083	916	580

	1,531	29,307	580

Deferred:
Federal	1,050	(2,476)	(6,775)
State	(640)	(1,083)	4

	410	(3,559)	(6,771)

Total income taxes	1,941	25,748	(6,191)
Tax (expense) benefit of discontinued operations	27	(29,334)	2,594

Income taxes from continuing operations	$1,968	$(3,586)	$(3,597)

The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

	2003	2002	2001
Federal statutory rate	34.0%	35.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefits	1.3	(2.7)	(22.0)
Goodwill	—	—	(21.3)
Benefit of rate differential applied to temporary differences	—	—	(0.8)
Valuation allowance	—	3.5	(198.7)
Prior-period tax	(3.2)	(1.4)	(11.6)
Other, net	1.2	(0.7)	7.1

Effective income tax rate	33.3%	33.7%	(208.9)%

Approximately $168,837 of state net operating loss carryforwards remained at December 31, 2003. These carryforwards are due to the operations of D&E’s subsidiaries and will expire in the years 2005 through 2023. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period. A valuation allowance has been provided because realization of tax carryforwards is not likely.

The significant components of the net deferred income tax liability were as follows at December 31:

	2003	2002
Deferred tax liabilities:
Depreciation	$23,989	$17,678
Equity in net losses of affiliates	—	385
Intangible assets	74,819	73,758
Investments	357	174

	99,165	91,995
Deferred tax assets:
Employee benefits	2,134	4,523
Net operating loss carryforwards	11,710	12,540
Equity in net loss of affiliates	277	—
Other, net	7,881	1,385

	22,002	18,448
Valuation allowance	(11,132)	(11,969)

Net deferred tax assets (liabilities)	$(88,295)	$(85,516)

The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Shareholders’ Equity

In October 1998 and 2000, the Board of Directors authorized the repurchase of up to $2,000 and $1,000, respectively, of the Company’s common stock. The shares reacquired may be used for incentive compensation programs, Employee Stock Purchase Plan, Dividend Reinvestment Plan and for other corporate purposes. As of December 31, 2003, we had purchased 126,100 shares of treasury stock for a total cost of $2,630. Separately, the Board of Directors may authorize acquisition of shares outside of the open market repurchase plan when the market price warrants it. D&E purchased $178 and $662 of treasury stock during 2002 and 2001, respectively, from related parties at fair market value. There were no treasury stock purchases in 2003.

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

D&E has an Employee Stock Purchase Plan (“ESPP”), which provides D&E’s eligible employees the opportunity to purchase shares of D&E’s common stock through payroll deductions. There are 485,995 shares of common stock reserved for issuance pursuant to the ESPP at December 31, 2003. The total number of shares purchased pursuant to the ESPP during 2003, 2002 and 2001 was 25,891, 26,144 and 12,971, respectively.

D&E offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to D&E’s shareholders. The DRP provides all shareholders of D&E’s common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 96,942 shares of common stock reserved for issuance pursuant to the DRP at December 31, 2003. The total number of shares purchased through the DRP during 2003, 2002 and 2001 was 33,506, 41,946 and 16,868, respectively. Shares for the DRP are purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ National Market on the day of the purchase. Shares for the ESPP may be purchased at a 10% discount from fair market value as approved by the shareholders on April 27, 2000. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price.

D&E has a Stock Compensation Plan and Policy for Non-Employee Directors. Certain non-employee directors receive common stock in payment for their services as a director of the company. There are 11,360 shares of common stock reserved for issuance pursuant to the plan at December 31, 2003. The total number of shares issued under this plan during 2003, 2002 and 2001 was 1,300, 1,300 and 1,040, respectively.

There are 368,418 shares of D&E’s common stock reserved for issuance under the 1999 Long-Term Incentive Plan (LTIP) at December 31, 2003. There were no shares issued or stock options granted in 2003. There were 93,082 shares issued and 59,500 stock options granted through the LTIP in 2002. There were no shares issued in 2001. There are also 627,227 shares of common stock reserved for issuance under the Conestoga Stock Option Plan at December 31, 2003. There were no stock options granted under the Conestoga plan in 2003 and 10,604 granted in 2002.

At December 31, 2003 and 2002, shares of D&E’s common stock of 2,398,724 and 2,406,168, respectively, were held in a voting trust. Certain of D&E’s officers and Directors are trustees of the voting trust.

17. Stock Option Plan

The stock options outstanding under the Conestoga stock option plan were converted to options to purchase D&E’s common stock upon the acquisition of Conestoga. The stock options have an expiration term of 10 years. The per share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. Additionally, the Company has shares available to grant as options under its 1999 Long-Term Incentive Plan. There was a combined total of 995,645 options available for grant at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity and related information for the years ended December 31 follows:

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options at beginning of year	328,432	$9.97	—	$—
Conversion of Conestoga stock options at acquisition	—	—	300,623	9.00
Granted	—	—	70,104	13.67
Exercised	(71,517)	9.14	(42,295)	9.22

Outstanding options at end of year	256,915	$10.20	328,432	$9.97

There were no options outstanding during the year ended December 31, 2001.

The following table summarized information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding At December 31, 2003	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Options Exercisable at December 31, 2003	Weighted Average Exercise Price
$8.24-$14.50	256,915	$10.20	6.9 years	200,832	$9.23

D&E applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All options are issued with an exercise price equal to the fair market value of the stock at the date of grant; accordingly, no compensation cost has been recognized.

18. Employee Benefit Plans

Employees’ Retirement Plan and Postretirement Health Care Benefits

D&E’s pension plans are noncontributory defined benefit plans computed on an actuarial basis covering all eligible employees. Pension benefits are based upon length of service and the employee’s average pensionable compensation as defined by the plans. Accrued benefits are vested after five years of participation in the plan. On December 31, 2003, the Conestoga Telephone & Telegraph Company Pension Plan and the Pension Plan for Employees of Buffalo Valley were merged into the D&E Communications, Inc. Employees’ Retirement Plan to unify future benefit accruals for existing employees to the extent that no participants were negatively impacted. D&E does not expect a material impact in future contributions in the near term as a result of the merger of the pension plans. As of December 31, 2003, the Company sponsors two pension plans: the D&E Communications, Inc. Employees’ Retirement Plan and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671.

D&E also provides certain basic health care benefits to eligible individuals who retired under the D&E Communications, Inc. Employees’ Retirement Plan between the period of December 31, 1972, and July 1, 1992. Those benefits are provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Additionally, an insurance company provides specific and aggregate stop-loss coverage, the costs of which are based on benefits paid during the year. Effective July 1992, retiree health care benefits were discontinued for active employees participating in the D&E Communications, Inc. Employees’ Retirement Plan.

D&E provides an opportunity for grandfathered retiring members of the Pension Plan for Employees of Buffalo Valley and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for grandfathered retiring members of the Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement.

The applicable annual accruals represent the estimated cost of providing these benefits to current and future retirees and is determined on an actuarial basis.

The accrued postretirement benefit liability of $2,560 is included in other long-term liabilities in the accompanying consolidated balance sheets.

In December 2003, the FASB issued SFAS No. 132 “Employers’ Disclosures About Pensions and Other Postretirement Benefits”, which expands disclosures related to D&E’s pension and postretirement benefit plans. In December 2003, the Medicare Prescription

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Drug, Improvement and Modernization Act of 2003 (“The Act”) was enacted into law. The Act provides a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. As a result of the Act, in January 2004, the FASB issued Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”), which permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to choose a one-time election to defer accounting for any effects of the Act. D&E has elected to defer accounting for the effects of the Act, pending further authoritative guidance on the appropriate treatment of the federal subsidy. Under this pronouncement, previously recorded amounts may be revised.

The obligations and funded status of the plans are as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$52,201	$26,591	$3,206	$826
Acquisition of Conestoga	—	20,115	—	2,107
Service cost	2,086	1,691	141	78
Interest cost	3,351	2,685	270	140
Actuarial loss	2,008	4,153	1,157	194
Special termination benefits	—	274	—	—
Curtailment	—	(1,020)	—	—
Amendments	—	43	—	—
Benefits paid	(2,726)	(2,331)	(107)	(139)

Projected benefit obligation at end of year	$56,920	$52,201	$4,667	$3,206

Change in Plan Assets:
Fair value of assets at beginning of year	$34,292	$19,559	$525	$638
Acquisition of Conestoga	—	19,939	—	—
Actual return on plan assets	7,839	(4,395)	54	(16)
Employer contributions	2,396	1,520	—	—
Benefits paid	(2,726)	(2,331)	—	(97)

Fair value of assets at end of year	$41,801	$34,292	$579	$525

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Recognition of Funded Status of the Plan:
Funded status at end of year	$(15,119)	$(17,909)	$(4,088)	$(2,681)
Unrecognized net actuarial loss	13,667	16,801	1,472	417
Unrecognized prior service cost	133	148	—	—
Unrecognized initial obligation	—	—	104	125

Net amount recognized at end of year	$(1,319)	$(960)	$(2,512)	$(2,139)

Amounts Recognized in the Financial Statements Consist of:
Prepaid benefit cost	$975	$950	$48	$88
Accrued benefit cost	(8,583)	(11,205)	(2,560)	(2,227)
Intangible Assets	133	148	—	—
Accumulated other comprehensive income	6,156	9,147	—	—

Net amount recognized at end of year	$(1,319)	$(960)	$(2,512)	$(2,139)

The accumulated benefit obligation for all defined benefit pension plans was $48,571 and $42,714 at December 31, 2003, and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2003	2002
Projected benefit obligation	$47,206	$39,157
Accumulated benefit obligation	40,926	33,084
Fair value of plan assets	32,343	22,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost:
Service cost	$2,086	$1,691	$1,093	$141	$78	$—
Interest cost	3,352	2,685	1,759	270	140	55
Expected loss (return) on assets	(3,398)	(2,885)	(1,745)	(42)	(58)	(67)
Amortization of:
Initial obligation	—	—	—	89	21	21
Prior service cost	15	33	29	—	—	—
Actuarial loss	700	323	275	13	5	—
SFAS No. 88 special termination benefit	—	274	—	—	—	—

Total net periodic benefit cost	$2,755	$2,121	$1,411	$471	$186	$9

Additional information regarding the minimum pension liability follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Increase/(Decrease) in minimum pension liability included in other comprehensive income	$(2,991)	$5,770	N/A	N/A

The decrease in minimum pension liability between December 31, 2002 and December 31, 2003 was primarily due to favorable asset returns during 2003.

Key pension and postretirement assumptions

The Company reviews the appropriateness of the assumptions used to develop the pension and postretirement obligations on a regular basis. Management develops each assumption using relevant company experience and market-related data to ensure that each assumption is individually reasonable. For example, the company enlists the services of its plan actuaries, who have developed an interest rate yield curve to assist their clients in evaluating discount rates. Under this approach, the Company’s projected benefit cash flows are analyzed using this yield curve to develop a single-point discount rate matching the plans characteristics. Similarly, the Company determines its expected return on plan assets assumption by evaluating both historical returns, as well as estimates of future returns.

Based on the approaches outlined above, the Company revised downwards its estimate of the expected rate of return on assets at December 31, 2002 from 9.12% to 8.75%. This change was reflected in the Company’s 2003 net benefit cost. In addition, at December 31, 2003, the Company lowered the discount rate assumption from 6.50% to 6.25%.

The weighted average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.50%	6.25%	6.50%
Rates of compensation increase	4.50%	4.50%	N/A	N/A

The weighted-average assumptions used to determine net cost for the years ended December 31 follow:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.50%	7.14%	6.50%	7.06%
Expected long-term return on plan assets	8.75%	9.12%	8.75%	9.75%
Rate of compensation increase	4.50%	4.72%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assumed health care cost trend rates at December 31 follow:

	2003	2002
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$72	$(58)
Effect on postretirement benefit obligation	575	(476)

Plan Assets

D&E’s retirement plan investment strategy is to invest approximately 67% of the plan assets in the equity market and 33% in the fixed income market. The investment performance is reviewed with the plans’ investment managers on a quarterly basis, and investment reallocations and investment manager changes are made when appropriate.

The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	2003	2002
Asset Category:
Equity securities	69%	64%
Debt securities	30%	34%
Other	1%	2%

Total	100%	100%

Equity securities include D&E common stock in the amounts of $384 (1% of total plan assets) and $221 (1% of total plan assets) at December 31, 2003 and December 31, 2002, respectively.

The Company’s other postretirement benefit plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	2003	2002
Asset Category:
Equity securities	36%	32%
Debt securities	54%	68%
Other	10%	—

Total	100%	100%

D&E expects to contribute $2,396 to its pension plan and $0 to its other postretirement benefit plan in 2004.

The estimated future benefit payments are as follows:

Year	Pension Benefits	Other Benefits
2004	$2,582	$212
2005	2,638	236
2006	2,694	254
2007	2,722	262
2008	2,988	282
2009 to 2013	18,197	1,728

Employees’ 401(k) Savings Plan

D&E has employee savings plans available to all eligible employees (Savings Plans). Participating employees may contribute a portion of their compensation, up to a maximum percentage, to the Savings Plans, and the Company makes matching contributions based upon the employee’s contribution. D&E may also make discretionary profit-sharing contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 1, 2002, the Conestoga Telephone & Telegraph Company 401(k) Plan, the Buffalo Valley Telephone Co. 401(k) Plan, the Telebeam, Inc. 401(k) Plan, the Infocore, Inc. 401(k) Plan and the D&E Communications, Inc. Employee Stock Ownership Plan were merged into the D&E Communications, Inc. Employees’ 401(k) Savings Plan. As of December 31, 2002, the Company sponsors two Savings Plans: the D&E Communications, Inc. Employees’ 401(k) Savings Plan and the Conestoga Telephone & Telegraph Co. Local 1671 Tax Deferred Retirement Plan.

Company contributions amounted to $1,099 in 2003, $1,124 in 2002 and $941 in 2001. As of January 1, 2004, the D&E Communications, Inc. Employees’ 401(k) Savings Plan has been amended to provide the same match to all eligible participants. The Company anticipates its 2004 contribution will increase to approximately $1,405 as a result of wage increases, matching provision amendments and less employee forfeitures as in previous years.

Employee Stock Ownership Plan

In July 1992, D&E established the Employee Stock Ownership Plan (ESOP), covering all eligible employees. Unallocated shares were held in a “suspense account” in the ESOP’s trust fund until allocated to participants’ accounts. The Company made quarterly contributions to the ESOP, which, along with the dividends on unallocated shares, were used to repay the ESOP Note. As principal payments on the ESOP Note were made, unallocated shares held in the suspense account were released and allocated among the participants’ accounts. The ESOP Note was paid in full in December 2000. Due to the Board of Directors’ decision to discontinue contributions to the ESOP, all non-vested participants became fully vested in their accrued benefits effective January 1, 2001. The ESOP was merged into the D&E Communications, Inc. Employees’ 401(K) Savings Plan effective October 1, 2002.

1999 Long-Term Incentive Plan

The 1999 Long-Term Incentive Plan (the Plan) was approved by the shareholders of the Company during 1999. Officers and other key employees of the Company were eligible for participation in the Plan. Awards under the Plan were made at the discretion of the Board of Directors and/or the Board’s Compensation Committee. There were 525,000 shares registered for issuance under the Plan.

Awards granted under the Plan were in the form of Performance Restricted Shares of common stock and cash which entitles a participant to receive a target number of shares of common stock and a cash payment based upon the Company’s attainment of predetermined goals over a specified performance period. If the minimum goals were not met, no performance-restricted shares were earned by the participant. If the performance goals were fully achieved, 100% of the performance-restricted shares were earned by the participant. During the performance period, each performance-restricted share was considered equal to one share of common stock for dividend (but not voting) purposes and the participant was entitled to dividend equivalents that were reinvested in additional performance-restricted shares. At the end of the performance period, any performance-restricted shares that had been earned were converted to shares of common stock.

The total number of performance-restricted shares granted to participants were none in 2003 and 2002 and 49,167 in 2001. The cost of the Plan amounted to $0 in 2003, $818 in 2002 and $364 in 2001. The performance-restricted shares granted in 1999 were forfeited since the goal for the 1999 grant was not met in 2001 and resulted in a reversal of $569 of compensation expense previously recognized in 2000 and 1999. All shares granted in 2001 and 2000 became fully vested and payable on May 24, 2002 as a result of the Conestoga acquisition.

19. Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. Cash and temporary cash investments — The carrying amount approximates fair value because of the short maturity of these instruments.

b. Investments — Investments consist primarily of investments in and advances to affiliated companies accounted for under the equity method for which disclosure of fair value is not required. Also included in investments are marketable equity securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These securities are marked to market. The balance at December 31, 2002 reflects any unrealized gains or losses. The marketable equity securities were sold in December 2003.

c. Debt — The fair value of fixed rate long-term debt was estimated based on our current incremental borrowing rate for debt of the similar remaining maturities. The fair value of floating rate debt approximates carrying value since the debt has been repriced no less frequently than every three months during 2003 and 2002.

d. Interest rate swaps — The fair value has been calculated by the counterparties using appropriate valuation methodologies.

The estimated fair value of our financial instruments is as follows:

	December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$12,446	$12,446	$15,514	$15,514
Investments available for sale	—	—	$1,313	$1,313
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	$35,000	$40,865	$35,000	$41,345
Variable rate long-term debt:
Revolving credit facility	$29,550	$29,550	$32,250	$32,250
Term Loan A	$47,500	$47,500	$50,000	$50,000
Term Loan B	$119,000	$119,000	$125,000	$125,000
Capital lease obligations	$2,716	$3,050	$2,848	$3,180
Interest rate swaps	$(1,935)	$(1,935)	$(2,279)	$(2,279)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Segment Reporting

D&E’s business segments are as follows: incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), internet services, systems integration and Conestoga Wireless. The segments are more fully described in Note 1. In 2003, D&E moved responsibility for some products to different segment managers. Certain amounts from prior years have been reclassified to conform to the current presentation. For more information on significant noncash items, see Note 3. Intersegment revenues are recorded at the same rates charged to external customers.

	RLEC	CLEC	Internet Services	Systems Integration	Conestoga Wireless	Corporate, Other & Eliminations	Total Company
2003
External customer revenues	$105,087	$34,830	$6,862	$23,378	$456	$2,512	$173,125
Intersegment revenues	8,207	923	479	31	4	(9,644)	—
Depreciation & amortization	31,591	4,036	794	1,734	—	471	38,626
Operating income (loss)	33,663	(3,837)	(109)	(4,322)	(680)	(948)	23,767
Equity in net income (loss) of affiliates	—	—	—	—	—	(2,537)	(2,537)
Gain (loss) on investments	—	—	—	—	—	790	790
Segment assets	482,765	64,415	3,086	20,572	—	3,410	574,248
Investment in equity method affiliates	—	—	—	—	—	3,611	3,611
Capital expenditures	13,900	4,014	1,300	914	—	1,704	21,832

2002
External customer revenues	$77,091	$21,626	$4,748	$23,582	$7,568	$2,719	$137,334
Intersegment revenues	6,915	478	282	37	72	(7,784)	—
Depreciation & amortization	23,497	2,775	476	1,592	—	350	28,690
Operating income (loss)	17,658	(4,203)	(496)	(3,142)	(1,765)	(777)	7,275
Equity in net income (loss) of affiliates	—	—	—	—	—	(3,429)	(3,429)
Gain (loss) on investments	—	—	—	—	—	(2,999)	(2,999)
Significant noncash items	2,013	—	—	—	—	118,276	120,289
Segment assets	494,876	62,973	9,271	20,358	8,511	5,829	601,818
Investment in equity method affiliates	—	—	—	—	—	5,142	5,142
Capital expenditures	12,681	5,051	693	703	—	335	19,463

2001
External customer revenues	$41,652	$6,662	$1,970	$23,177	$—	$2,594	$76,055
Intersegment revenues	4,026	323	23	96	—	(4,468)	—
Depreciation & amortization	11,256	800	259	2,751	—	223	15,289
Operating income (loss)	8,614	(3,008)	(2,090)	(3,537)	—	(509)	(530)
Equity in net income (loss) of affiliates	—	—	—	—	—	91	91
Gain (loss) on investments	—	—	—	—	—	3,036	3,036
Segment assets	152,899	12,325	1,931	14,787	—	(39,064)	142,878
Investment in equity method affiliates	—	—	—	—	—	6,431	6,431
Capital expenditures	22,209	7,821	936	1,849	—	495	33,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. Quarterly Results of Operations (unaudited)

The following table summarizes D&E’s quarterly financial data for the years ended December 31, 2003 and December 31, 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2003
Total operating revenues	$42,085	$43,287	$43,031	$44,722

Depreciation and amortization	9,551	9,576	9,645	9,854
Other operating expenses	27,331	27,244	28,088	28,069

Total operating expenses	36,882	36,820	37,733	37,923

Operating income	5,203	6,467	5,298	6,799
Income before cumulative effect of change in accounting principle	448	764	155	2,457
Net income	708	764	155	2,457
Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.03	$0.05	$0.01	$0.16
Net income	0.05	0.05	0.01	0.16

2002(1)
Total operating revenues	$19,577	$26,830	$45,237	$45,690

Depreciation and amortization	3,881	5,847	9,402	9,560
Other operating expenses	15,459	21,674	31,776	32,460

Total operating expenses	19,340	27,521	41,178	42,020

Operating income (loss)	237	(691)	4,059	3,670
Net income (loss)(2)	(808)	51,804	(1,333)	(1,269)
Earnings (loss) per common share — basic and diluted:
Net income (loss)	$(0.11)	$4.83	$(0.09)	$(0.08)

(1)	Includes data for operations of Conestoga Enterprises, Inc. since acquisition on May 24, 2002.

(2)	Net income and earnings per common share in the second quarter of 2002 include a $55.5 million after-tax gain on the sale of D&E’s interest in the PCS ONE wireless joint venture on April 1, 2002.

The following tables summarizes D&E’s operating results for the three months ended December 31, 2003:

	RLEC	CLEC	Internet Services	Systems Integration	Conestoga Wireless	Corporate, Other & Eliminations	Total Company
External customer revenues	$26,183	$8,986	$2,304	$6,496	$—	$753	$44,722
Intersegment revenues	2,321	379	5	9	—	(2,714)	—

Total revenues	28,504	9,365	2,309	6,505	—	(1,961)	44,722

Depreciation and amortization	7,875	1,056	186	519	—	218	9,854
Other operating expenses	11,751	9,123	2,045	6,928	—	(1,778)	28,069

Total operating expenses	19,626	10,179	2,231	7,447	—	(1,560)	37,923

Operating income (loss)	$8,878	$(814)	$78	$(942)	$—	$(401)	$6,799

Item 14(a)(2).	Financial Statement Schedules

D&E COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Businesses Acquired	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	1,416	745	751	—	1,410
Year ended December 31, 2002	547	1,406	537	—	1,416
Year ended December 31, 2001	837	532	592	(230)	547
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2003	11,969	—	837	—	11,132
Year ended December 31, 2002	4,261	7,708	—	—	11,969
Year ended December 31, 2001	6,252	—	1,991	—	4,261

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

EUROTEL, L.L.C.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002

EUROTEL, L.L.C.

Contents

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4

Consolidated Statements or Members’ Equity	5

Consolidated Statements of Cash Flows	6-7

Notes to Unaudited Consolidated Financial Statements	8-15

EUROTEL, L.L.C.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,344	$147,663
Accounts receivable	17,311	17,312

	123,655	164,975

NONCURRENT ASSETS
Property, plant and equipment, net	—	1,881
Investment in affiliate	2,386,208	3,343,134

	2,386,208	3,345,015

TOTAL ASSETS	$2,509,863	$3,509,990

See accompanying notes to consolidated financial statements.

EUROTEL, L.L.C.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
LIABILlTIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Due to Founders	$31,740,304	$29,413,958
Accounts payable	70,463	188,031

	31,810,767	29,601,989

MEMBERS’ EQUITY (DEFICIT)
Members’ capital	(29,127,156)	(25,918,251)
Cumulative other comprehensive loss	(173,748)	(173,748)

	(29,300,904)	(26,091,999)

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$2,509,863	$3,509,990

See accompanying notes to consolidated financial statements.

EUROTEL, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002
OPERATING REVENUES	$—	$—

OPERATING EXPENSES
Wages and benefits	306,398	882,039
Depreciation and amortization	806	4.025
General and administrative	224,367	395,460

	531,571	3,281,524

OPERATING LOSS	(531,571)	(1,281,524)

OTHER INCOME (EXPENSE)
Equity in loss of affiliate	(956,926)	(966,704)
Interest income	1,736	3,361
Litigation costs due to sale of subsidiary and affiliate	(1,702,006)	(2,173,178)
Loss on investment in affiliate	—	(726,833)
Loss on loan receivable	—	(596,849)
Other	(20,138)	23,101

	(2,677,334)	(4,437,102)

NET LOSS	$(3,208,905)	$(5,718,626)

See accompanying notes to consolidated financial statements.

EUROTEL, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2003 and 2002

	Members’ Capital	Accumulated Other Comprehensive Income	Total Members’ Equity (Deficit)	Annual Comprehensive Income (Loss)
Balance at December 31, 2001	$(22,543,956)	$(2,033,392)	$(24,577,348)
Net Loss	(5,718,626)		(5,718,626)	(5,718,626)
Capital Contributions	2,344,331		2,344,331
Foreign currency translation adjustment		(173,748)	(173,748)	(173,748)
Transfer of foreign currency translation adjustment		2,033,392	2,033,392

Balance at December 31, 2002	(25,918,251)	(173,748)	(26,091,999)	$(5,892,374)

Net Loss	(3,208,905)		(3,208,905)	(3,208,905)

Balance at December 31, 2003	$(29,127,156)	$(173,748)	$(29,300,404)	$(3,208,905)

See accompanying notes to consolidated financial statements.

EUROTEL, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,208,905)	$(5,718,626)
Adjustment to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Loss on write-off of loan receivable	—	596,849
Depreciation and amortization	806	4,025
Loss on disposal of equipment	1,074	6,143
Equity in net losses of affiliate	956,926	966,704
Changes in assets and liabilities:
(Increase) Decrease in:
Receivables	—	(14,456)
Increase (Decrease) in:
Accounts payable	(319)	(1,135,801)
Accounts payable to Founders	2,209,099	4,279,714
Accrued liabilities	—	(394,023)

Net cash provided by/(used in) operating activities	(41,319)	(1,409,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Pilicka	—	(1,100,000)
Cash transferred to Pilicka	—	(696,334)

Net cash provided by/(used in) investing activities	—	(1,796,334)

See accompanying notes to consolidated financial statements.

EUROTEL, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from member contributions	—	2,344,331

Net cash provided by/(used in) financing activities	—	2,344,331

Net Increase (Decrease) in Cash and Cash Equivalents	(41,319)	(861,474)

Cash and Cash Equivalents at Beginning of Year	147,663	1,009,137

Cash and Cash Equivalents at End of Year	$106,344	$147,663

Cash paid for interest	$—	$50,751

Supplementary Disclosure of Noncash Activity:

Transfer of assets and liabilities of Pilicka

Current assets	$—	$1,729,662
Non-current assets	—	15,014,449
Current liabilities	—	(3,116,947)
Noncurrent liabilities	—	(1,356,890)
Cumulative translation adjustment	—	2,033,392

	$—	$14,303,666

See Notes 4 and 9 for other noncash activities.

See accompanying notes to consolidated financial statements.

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1. ORGANIZATION

EuroTel L.L.C. (the Company) was organized in December 1993 to act as a holding company for a foreign investment in Pilicka Telefonia Sp. z.o.o. (Pilicka). The Company directly held this investment until May 1998. In 1998, the Company organized a subsidiary, PenneCom B.V. (PenneCom), to act as a Dutch holding company for foreign investments. PenneCom is a wholly-owned subsidiary of the Company. In May 1998, Pilicka was contributed to PenneCom by the Company at its net book value, as the Company and PenneCom were entities under common control.

Pilicka is involved in the design, construction and operation of a telecommunications network in the Radom, Piotrkow Trybunalski and Tamobrzeg regions in Poland. During 1999, Pilicka was converted from a Polish S.A. to a Polish Sp. z.o.o. The Company’s founding members are comprised of three companies: Consolidated Companies, Inc., D&E Investments, Inc., a wholly-owned subsidiary of D&E Communications, Inc., and HunTel Systems, Inc. (the Founders).

On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom transferred 100% of its shares in Pilicka to the Company and the Founders in exchange for partial satisfaction of loans and interest payable. The Company now owns 27.85% of Pilicka. The Company accounts for this investments under the equity method of accounting.

NOTE 2. LIQUIDITY

The Company is dependent upon the Founders to provide the liquidity necessary for the Company to meet its cash flow requirements for the year 2004. In 2002, the Founders made equity capital contributions of $2,344,331. In 2003, the Founders made short-term advances of $2,716,835.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100%-owned subsidiary, PenneCom. All material intercompany transactions have been eliminated in consolidation.

Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Investment in Affiliate

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities.

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company has elected to present comprehensive income (loss) in the statement of changes in members’ equity (deficit). Comprehensive income (loss) consists of the income (loss) for the period and the change in the foreign currency translation adjustment.

Income Taxes

EuroTel’s taxable income passes to its members and therefore no taxes are recognized related to its operation. PenneCom B.V. is subject to 35% Dutch corporate tax. Since PenneCom has no taxable income in 2003 and 2002, no Dutch taxes have been recorded.

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

Foreign Currency Translation

The financial position and results of operations of Pilicka are measured using the local currency, Polish zlotys, as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative other comprehensive income (loss) account in shareholder’s equity. Foreign currency transaction gains and losses, as well as translation adjustments for monetary assets and liabilities of Pilicka that are denominated in currencies other than the Polish zloty, are recognized in the statement of operations. Certain foreign currency translations were recorded in 2002 as a result of the exchange of the Pilicka investment.

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance, which do not materially extend the useful lives of the related asset, are charged to expense as incurred. The cost of assets retired or otherwise disposed of, and the accumulated depreciation thereon, is removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

Depreciation expense is recorded in the month following the commencement of use by applying the straight-line method over the estimated useful life of the assets. As of December 31, 2003, the Company had no investments in property, plant, or equipment.

Reclassifications

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of risk, include cash and cash equivalents and trade receivables. The Company limits its risk associated with cash and cash equivalents by placing its investments with highly rated financial institutions, usually as short-term deposits. The Company maintains its checking accounts in three commercial banks. Cash in these checking accounts at times exceeded $100,000. The Company has not experienced any losses in such accounts.

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 4. EXCHANGE OF PILICKA INVESTMENT

On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom transferred 100% of its shares in Pilicka to the Company and the Founders in exchange for satisfaction of loans and interest payable totaling $15,000,000. In addition, the Company recorded a $31,517,480 charge for impairment to its investment in Pilicka during 2001. The Company received a 22.56% ownership interest in Pilicka, valued at $3,383,586, as a result of the share transfer. The net assets of Pilicka at December 31,2001 which were deconsolidated in 2002 are as follows:

Cash	$696,334
Receivables and other current assets	1,729,662
Property, plant and equipment	13,265,980
Intangible assets	1,563,054
Other non-current assets	185,415
Payables and accrued liabilities	(3,064,387)
Deferred revenues	(1,409,450)
Cumulative translation adjustment	2,033,392

Total net assets	$15,000,000

NOTE 5. INVESTMENT IN AFFILIATE

As disclosed in Note 4, the Company received an ownership interest in Pilicka in exchange for the partial satisfaction of loans and interest payable. In addition, the Company contributed additional capital of $1,100,000 during 2002 to increase its ownership percentage to 27.85%. The investment is being accounted for using the equity method.

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 5. INVESTMENT IN AFFILIATE (Continued)

The financial position and results of operations of the Company’s equity basis investment are summarized below:

	2003	2002
Condensed balance sheet information:
Current asset	$2,816,000	$2,400,000
Non-current assets	9,589,000	12,637,000

Total assets	$12,405,000	$15,037,000

Current liabilities	1,811,000	2,033,000
Non-current liabilities	932,000	1,044,000
Shareholders’ equity	9,662,000	11,960,000

Total liabilities and equity	$12,405,000	$15,037,000

Condensed income statement information:
Operating revenue	$10,548,000	$9,487,000
Operating expenses	13,752,000	13,006,000

Operating loss	(3,204,000)	(3,519,000)
Other income (expense)	(232,000)	(83,000)

Net loss	$(3,436,000)	$(3,602,000)

Reconciliation of equity investment at December 31,2003 and 2002 is as follows:

	2003	2002
Beginning balance and initial transfer	$3,343,134	3,383,586
Capital contributions	—	1,100,000
Allocation of loss	(956,926)	(966,704)

	2,386,208	3,516,882
Less cumulative translation adjustment	—	173,748

	$2,386,208	$3,343,134

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 6. LOAN RECEIVABLE

In July 2000, the Company loaned United Food Technologies BV (UFT) $500,000 to expand its network of Wendy’s restaurants in Hungary. UFT owns equity interests in companies operating Wendy’s franchises. The loan earns interest at 20% (10% during the first year) and was due in July 2002.

During 2002, it was determined that the note receivable and related accrued interest were uncollectible. A loss of $596,849 was recognized in 2002 based on the write-off of the note receivable and accrued interest.

NOTE 7. DUE TO FOUNDERS

Due to Founders consists of the following at December 31,2003 and 2002:

	2003	2002
Accounts payable to Founders	12,719,593	10,393,247
Accrued interest on accounts payable to Founders	1,757,182	1,757,182
Advances payable to Founders	17,263,529	17,263,529

	$31,740,304	$29,413,958

Accounts payable to Founders represent operating costs paid on behalf of the Company by those entities. Interest accrued on the accounts payable through December 2001 at the rate of 15% (7% through February 1999). Beginning in 2002, the Company discontinued the interest accrual on these obligations as all operating expenses advanced by the Founders are being reimbursed on a current basis. In 2003, the Founders advanced funds in the amount of $2,716,835.

The loans payable bear interest at a fixed rate of 15%. Interest was accrued on the loans through December 2001. Like the accounts payable, the Company discontinued the accrual on interest on these obligations in 2002.

As mentioned in Notes 1 and 4, upon PenneCom’s transfer of 100% of Pilicka’s shares to the Founders and EuroTel per the December 31, 2001 agreement, the total payable to the Founders was reduced by $11,616,414.

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002
Vehicles and other equipment	$—	$3,224

	—	3,224
Accumulated depreciation	—	(1,343)

	$—	$1,881

Depreciation expense for the years ended December 31, 2003 and 2002 was $806 and $4,025, respectively.

NOTE 9. LOSS ON INVESTMENT IN AFFILIATE

During 2002, EuroTel executed a contract to repurchase a 9% interest in PenneCom, which had been previously awarded to an affiliate. The value of the 9% interest on the date of award has been recognized as salaries and benefits expense. The amount of the payments in excess of the amount recorded as salaries and benefits expense has been recorded, and to the extent future payments are made will be recorded, as an additional investment in PenneCom. Because PenneCom has neither assets nor operating revenues, and because any future value is highly speculative, the Company has recorded a loss for all repurchase proceeds paid in 2002 in excess of the amount recorded as salaries and benefits expense.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company paid $35,610 and $307,341 to a law firm for legal services during the years ended December 31, 2003, and 2002, respectively, where one of the lawyers is a managing director of the Company. These amounts are included in general and administrative expenses and in litigation costs related to sale of subsidiary and affiliate in the Consolidated Statements of Operations.

The Company paid $503,657 and $797,746 to the Founders for various management, accounting, and other administrative functions during the years ended December 31, 2003 and 2002. These amounts are included in wages and benefits and general and administrative expenses in the Consolidated Statements of Operations.

EUROTEL, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 11. GAIN CONTINGENCY

In July 2002, the Company, through its subsidiary PenneCom, initiated a legal action against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. The suit was dismissed by the United States District Court for the Southern District of New York and PenneCom has appealed that decision to the Second Circuit Court of Appeals. The Company continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

EUROTEL L.L.C.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001 and 2000 and

For Each of the Three Years in the Period Ended December 31, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of

EuroTel L.L.C.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members’ equity (deficit) and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of EuroTel L.L.C. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company is dependent upon the Founders to meet its cash flow requirements for the year 2002.

PRICEWATERHOUSECOOPERS SPA

Nicola Di Benedetto

(Partner)

Rome, February 25, 2002

EUROTEL L.L.C.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,009,137	$811,097
Receivables, net of allowance for doubtful accounts of $761,494 and $245,607, respectively	1,732,518	2,215,056
Loan receivable	596,849	—

Total current assets	3,338,504	3,026,153

Property, plant and equipment, net	13,278,029	37,848,775
Other long-term assets	185,415	—
Intangible assets, net	1,563,054	5,459,226
Loan receivable	—	523,425

	$18,365,002	$46,857,579

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to Founders	$36,750,658	$8,500,431
Accounts payable	3,779,442	5,052,796
Accrued liabilities	143,512	795,810
Deferred revenue	517,825	10,504,430
Current portion of long-term debt	—	46,620,447

Total current liabilities	41,191,437	71,473,914

Deferred revenue	891,625	1,309,141
License obligation	465,265	451,527
Other liabilities	394,023	362,417

Total liabilities	42,942,350	73,596,999

Commitments and contingencies (Note 18)
Members’ equity (deficit):
Members’ capital	(22,543,956)	(23,451,142)
Cumulative other comprehensive loss	(2,033,392)	(3,288,278)

Total members’ equity (deficit)	(24,577,348)	(26,739,420)

	$18,365,002	$46,857,579

The accompanying notes are an integral part of these financial statements.

EUROTEL L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Operating revenue:
Telecommunication revenue	$7,483,764	$4,506,642	$1,934,149
Installation and equipment sales	581,615	423,597	1,478,445

Total operating revenue	8,065,379	4,930,239	3,412,594
Operating expenses:
Wages and benefits	3,841,618	4,164,906	3,038,360
Interconnection charges	1,928,942	1,125,737	553,889
Depreciation and amortization	4,791,795	3,907,570	2,755,619
General and administrative	5,231,197	4,596,294	3,926,608
Loss related to assets held for sale	31,517,480	—	—

Total operating expenses	47,311,032	13,794,507	10,274,476

Operating loss	(39,245,653)	(8,864,268)	(6,861,882)

Other income (expenses):
Equity in income (loss) of affiliate	—	—	1,524,684
Interest income	6,445,472	236,643	444,632
Interest expense	(5,512,867)	(4,770,048)	(8,724,828)
Litigation costs related to sale of subsidiary and affiliate	(1,208,688)	(3,403,623)	(951,651)
Gain on sale of affiliate	—	—	35,410,444
Gain from arbitration award	40,000,000	—	—
Foreign exchange gains	392,297	685,307	742,989
Foreign exchange losses	(78,990)	(625,064)	(1,566,602)
Dutch withholding tax expense	—	—	(2,202,917)
Fair value gains on embedded derivatives	266,456
Other	(98,425)	(79,685)	(161,295)

Total other income (expenses)	40,205,255	(7,956,470)	24,515,456

Income (loss) before extraordinary item and cumulative effect of change in accounting policy	959,602	(16,820,738)	17,653,574
Extraordinary item—extinguishment of debt	—	—	(3,800,368)
Cumulative effect on prior years of a change in accounting policy	(52,416)	(1,564,384)	—

Net income (loss)	$907,186	$(18,385,122)	$13,853,206

The accompanying notes are an integral part of the consolidated financial statements.

EUROTEL L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2001, 2000 and 1999

	Members’ Capital	Cumulative Other Comprehensive Loss	Total Members’ Equity (Deficit)	Comprehensive Income (Loss)
Balance, December 31, 1998	$11,222,818	$(6,213,328)	$5,009,490	$(9,907,091)

Capital contributions	3,930,000	—	3,930,000
Net income	13,853,206	—	13,853,206	$13,853,206
Foreign currency translation adjustment	—	(3,915,964)	(3,915,964)	(3,915,964)
Reclassification adjustment:
Foreign currency translation related to investment in MTT sold in 1999	—	6,064,251	6,064,251	6,064,251

Balance, December 31, 1999	29,006,024	(4,065,041)	24,940,983	$16,001,493

Capital contributions	2,100,000	—	2,100,000
Shareholder distributions	(36,172,044)	—	(36,172,044)
Net loss	(18,385,122)	—	(18,385,122)	$(18,385,122)
Foreign currency translation adjustment	—	776,763	776,763	776,763

Balance, December 31, 2000	$(23,451,142)	$(3,288,278)	$(26,739,420)	$(17,608,359)

Net income	907,186		907,186	907,186
Foreign currency translation adjustment		1,254,886	1,254,886	1,254,886

Balance, December 31, 2001	$(22,543,956)	$(2,033,392)	$(24,577,348)	$2,162,072

The accompanying notes are an integral part of the consolidated financial statements.

EUROTEL L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$907,186	$(18,385,122)	$13,853,206
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Extraordinary item-extinguishment of debt	—	—	3,800,368
Gain on sale of affiliate	—	—	(35,410,444)
Depreciation and amortization	4,791,795	3,907,570	2,755,619
Amortization of deferred financing costs	47,500	47,500	916,378
Unrealized foreign exchange (gains)/losses	(576,463)	339,899	740,113
Loss on sale of fixed assets	116,174	66,981	87,075
Equity in income of affiliate	—	—	(1,524,684)
Increase in deferred revenue	(462,718)	—	—
Gain from arbitration award	(40,000,000)	—	—
Loss related to assets held for sale	31,517,480	—	—
Other	149,390	—	—
Changes in assets and liabilities:
Receivables	(131,620)	(1,249,640)	287,706
Accounts payable	1,083,522	(1,151,303)	1,855,230
Accounts payable to Founders	1,848,478	2,454,124	1,806,744
Accrued liabilities	(837,879)	814,894	2,487,586
Accrued interest	1,905,773	(656,797)	(1,660,374)
Other assets	36,621	127,090	—

Total adjustments	(511,947)	4,700,318	(23,858,683)

Net cash used in operating activities	395,239	(13,684,804)	(10,005,477)

Cash flows from investing activities:
Deposit received on sale of Pilicka	—	—	10,000,000
Proceeds from sale of property, plant and equipment	88,921	29,708	7,480
Proceeds from arbitration award	30,000,000	—	—
Purchase of property, plant and equipment	(8,038,651)	(10,117,734)	(16,400,238)
Purchase of additional MTT shares	—	—	(50,522)
Proceeds from sale of MTT, net	—	—	43,027,372
Acquisition of intangible assets	(99,745)	(590,042)	(976,324)

Net cash provided by/(used in) investing activities	21,950,525	(10,678,068)	35,607,768

Cash flows from financing activities:
Payment of notes payable to Founders	—	(3,607,263)	—
Proceeds from issuance of notes payable to Founders	24,495,976	—	3,500,000
Redemption of convertible bonds	—	—	(23,265,814)
Distribution to Founders	—	(36,172,044)	—
Proceeds from short-term borrowings from Founders	—	2,100,000	—
Proceeds from issuance of long-term debt	3,100,000	14,225,447	32,300,000
Payment of long-term debt	(49,720,447)	—	—
Proceeds from issuance of common stock and member contributions	—	—	3,930,001

Net cash (used in)/provided by financing activities	(22,124,471)	(23,453,860)	16,464,187

Effect of exchange rate changes on cash	(23,253)	101,082	(492,519)

Net increase in cash and cash equivalents	198,040	(47,715,650)	41,573,959
Cash and cash equivalents at beginning of period	811,097	48,526,747	6,952,788

Cash and cash equivalents at end of period	$1,009,137	$811,097	$48,526,747

Cash paid for interest	$2,947,142	$7,902,308	$9,077,260

Supplemental disclosure of noncash activity:
Long-term debt of $95,000 was issued for debt financing costs in 1999.
See Note 3, Note 7 and Note 10 for other noncash activity

The accompanying notes are an integral part of the consolidated financial statements.

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

1. Organization:

EuroTel L.L.C. (the Company) was organized in December 1996 to act as a holding company for a foreign investment in Pilicka Telefonia Sp. z.o.o. (Pilicka). The Company directly held this investment until May 1998. In 1998, the Company organized a subsidiary, PenneCom B.V. (PenneCom), to act as a Dutch holding company for foreign investments. PenneCom is an indirect wholly owned subsidiary of the Company. During 1998 and 1999, PenneCom’s investments were comprised of Pilicka and Monor Telefon Tarasasag Rt. (MTT). In May 1998, Pilicka was contributed to PenneCom by the Company at its net book value, as the Company and PenneCom were entities under common control. Results of operations include the operations of the Company, PenneCom and Pilicka for the entire years ended December 31, 2001, 2000 and 1999. In August 1998, the Founders (see definition below) contributed a 48.7% financial interest in Monor Communications Group, Inc. (MCG) at its book value to PenneCom. MCG held a 92.7% interest in MTT at the time of contribution. On December 31, 1998, MCG was dissolved and its equity was distributed. As a result, PenneCom held an interest ranging from 46.4% to 48.3% in MTT during 1998 and 1999, prior to the sale of MTT effective December 14, 1999. PenneCom’s results of operations include the equity in the income of MTT through December 14, 1999.

MTT provided telecommunication services to the Monor region of Hungary. Pilicka is involved in the design, construction and operation of a telecommunications network in the Radom, Piotrkow Trybunalski and Tarnobrzeg regions in Poland. The Company’s founding members are comprised of three companies: Consolidated Companies, Inc.; D&E Investments, Inc., a wholly-owned subsidiary of D&E Communications, Inc.; and HunTel Systems, Inc. (the Founders). During 1999, Pilicka was converted from a Polish S.A. to a Polish Sp. zo.o.

On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom will transfer 100% of its shares in Pilicka to the Company and the Founders in exchange for partial satisfaction of loans and interest payable with an intended economic effect date of December 31, 2001. The agreement is irrevocable and there are no conditions to closing of this transaction. Final share transfer is anticipated in March 2002. The full year results of Pilicka are included in the Company’s financial statements for 2001. See also Note 4.

2. Liquidity:

The Company is dependent upon the Founders to provide the liquidity necessary for the Company to meet its cash flow requirements for the year 2002. The Founders also have historically provided guarantees and collateral for the Company’s long-term debt. See Notes 12 and 14.

3. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, PenneCom and the Company’s other direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. PenneCom’s interest in MTT was accounted for by the equity method prior to its sale in December 1999.

Foreign Currency Translation

The financial position and results of operations of Pilicka are measured using the local currency, Polish zlotys, as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative other comprehensive income (loss) account in shareholder’s equity. Foreign currency transaction gains and losses, as well as translation adjustments for monetary assets and liabilities of Pilicka that are denominated in currencies other than the Polish zloty, are recognized in the statement of operations. Foreign exchange gains/(losses) in 2001, 2000 and 1999 include $576,463 and $(339,899) and $(740,113), respectively, of unrealized foreign exchange gains/(losses) resulting primarily from the translation of foreign denominated payables at the balance sheet date.

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid debt instruments with an original maturity of three months or less and are carried at cost which approximates fair value due to the short maturities.

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as “SFAS No. 133”). These standards require that all derivative instruments be recorded on the balance sheet at their fair value as either assets or liabilities. When the Company purchases a financial instrument or enters into other agreements in which a derivative instrument is “embedded”, it assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining components of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (a) a fair-value, cash flow or foreign-currency hedge or (b) a trading or non-hedging derivative instrument. Changes in fair value of derivatives are recorded each period in earnings or comprehensive losses.

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

Intangible Assets

Intangible assets include acquisition costs incurred in connection with the acquisition of licenses to provide telecommunication services, software and deferred financing costs. The licenses for the former Radom and Piotrkow Trybunalski Voivodships were acquired through the Company’s purchase of Pilicka. Intangible assets also include amounts paid and payable to the Ministry of Communications of Poland for the purchase of the former Tranobrzeg Voivodship license. Licenses are stated at costs less accumulated amortization. If payment for the license is deferred beyond normal credit terms, its cost is the net present value of the obligation. The present value of the obligation is calculated using the Company’s effective borrowing rates at the moment the license is granted. Any differences between the nominal price of the license and its net present value are treated as interest costs. Interest costs are capitalized up until the time when the network in that license territory becomes operational or are recognized as interest expense

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the period of the obligation. Amortization is recorded on a straight-line basis over the period for which the license is granted (15 years).

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

Revenues

Telecommunication service revenue from access to and the usage of networks are recognized when services are provided. Commencing on January 1, 2000, the Company recognizes revenue from installation fees over the period of the average life of the customer, which is estimated to be five years for Pilicka. The Company records revenue from the sale of equipment when the customer accepts delivery. All revenues included in the consolidated statements of operations are related to Pilicka’s operations in Poland. See also Note 10.

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

Included in the consolidated balance sheet at December 31, 2001 and 2000 are the net assets of Pilicka’s operations, all of which are located in Poland and which total approximately $15,000,000 and $42,230,136, respectively, including the cumulative translation adjustment.

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The Company has elected to present comprehensive income (loss) in the statement of changes in members’ equity. Comprehensive income (loss) consists of the income (loss) for the period and the change in the foreign currency translation adjustment.

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

	2001	2000

Cash	$696,334	$590,778
Receivables and other current assets	1,729,662	1,880,416
Property, plant and equipment	13,265,980	37,825,364
Intangibles	1,563,054	5,411,726
Other non-current assets	185,415	—
Payables and accrued liabilities	(3,064,387)	(4,952,855)
Deferred revenue	(1,409,450)	(1,813,571)
Cumulative translation adjustment	2,033,392	3,288,278

Total net assets	$15,000,000	$42,230,136

The Company will retain a 22.56% ownership interest in Pilicka after the share transfer in March 2002 and will account for this investment under the equity method.

All operating revenue of the Company is attributable to Pilicka. Pilicka’s full year results for 2001, 2000 and 1999 are included in the Consolidated Statements of Operations of the Company and are summarized as follows:

	2001	2000	1999
Operating revenue	$8,065,379	$4,930,239	$3,412,594
Operating expenses	(12,846,871)	(10,639,905)	(7,978,021)
Other income	502,108	38,357	67,429
Other expenses	(90,426)	(74,859)	(709,988)
Cumulative effect of change in accounting policy	(52,416)	(1,564,384)	—

Net loss	$(4,422,226)	$(7,310,552)	$(5,207,986)

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Receivables:

Receivables consist of the following at December 31, 2001 and 2000:

	2001	2000
Trade receivables, net of allowance for doubtful accounts of $761,494 and $245,607, respectively	$1,467,193	$1,191,196
VAT receivables	48,084	499,411
Due from employee	1	1,001
Other	217,240	523,448

	$1,732,518	$2,215,056

VAT receivables relate to VAT refunds due on the purchase of property, plant and equipment.

6. Property, Plant and Equipment:

Property, plant and equipment consists of the following at December 31, 2001 and 2000:

	2001	2000
Land, buildings and leasehold improvements	$8,675,551	$6,258,562
Telecommunications equipment	36,686,002	29,928,140
Vehicles and other equipment	1,348,363	1,128,075
Construction-in-progress	5,015,222	5,951,787

	51,725,138	43,266,564
Accumulated depreciation	(10,251,728)	(5,417,789)
Write down for assets held for sale	(28,195,381)	—

	$13,278,029	$37,848,775

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

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $4,102,723, $3,210,484 and $1,940,646, respectively.

7. Intangible Assets:

Intangible assets consist of the following at December 31, 2001 and 2000:

	2001	2000
Licenses	$7,861,335	$6,973,229
Deferred financing costs	—	95,000
Software and other	916,254	783,176

Total intangible assets	8,777,589	7,851,405
Less: Accumulated amortization	(3,892,436)	(2,392,179)
Write down for assets held for sale	(3,322,099)	—

	$1,563,054	$5,459,226

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The write down of $3,322,099 relates to the transaction described in Note 4 and is recorded in the income statement as part of the loss on assets held for sale.

During the year ended December 31, 2000, Pilicka was notified by the Ministry of Communications (“MOC”) that, effective December 29, 2000, its telecommunication license obligations originally payable in two equal installments on March 31, 2001 and March 31, 2002 were deferred until March 31, 2011. As a result of the extension of these payment terms, Pilicka reduced the amount of its intangible assets and the corresponding license obligations by $590,403 based on the present value of these non-interest-bearing liabilities as at December 31, 2000.

Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $736,572, $744,586 and $1,731,351, respectively, of which amortized financing costs of $47,500, $47,500 and $916,378, respectively, were classified as interest expense.

8. Loan Receivable:

In July 2000, the Company loaned United Food Technologies BV (UFT), $500,000 to expand its network of Wendy’s restaurants in Hungary. UFT owns equity interests in companies operating Wendy’s franchises. The loan earns interest at 20% (10% during the first year) and is due in July 2002. During 2001 and 2000, interest income related to the loan was $73,425 and $23,425, respectively.

9. Embedded Derivative Instruments:

Pilicka has entered into lease agreements in the prior years that require payments denominated in a currency other than the functional currency of Pilicka or the lessor. These embedded foreign currency derivatives must be bifurcated from the lease agreements and separately accounted for under the provisions of FAS 133. As of January 1, 2001, the adoption of FAS 133 resulted in a cumulative effect of an accounting change that increased the Company’s net loss by $52,416, net of income tax of $0. As at December 31, 2001, the positive fair value of this embedded foreign currency derivative was $219,765. The fair value of this embedded foreign currency derivative has been classified as current assets of $34,350 and other long-term assets of $185,415.

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

11. Investment in MTT:

On December 14, 1999, the Company sold its investment in MTT, headquartered in Budapest, Hungary, for cash and recorded a gain of $35,410,444. A summary of MTT’s financial information for the year ending December 31, 1999 is as follows:

Net revenue	$20,422,083
Operating profit	8,948,231
Loss on foreign currency translation	(1,922,227)
Net income (loss)	3,421,611
Company’s equity in income (loss) of MTT	1,524,684

The Company’s equity in income (loss) is for the period January 1, 1999 through December 14, 1999.

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Due to Founders:

Due to Founders consist of the following at December 31, 2001 and 2000:

	2001	2000
Accounts payable to Founders	$6,113,534	$5,048,791
Accrued interest on accounts payable to Founders	1,757,182	973,447
Loans payable to Founders	26,650,286	2,154,310
Accrued interest on loans payable to Founders	2,229,656	323,883

Total payable to Founders	$36,750,658	$8,500,431

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

As mentioned in Notes 1 and 4, upon PenneCom’s transfer of 100% of Pilicka’s shares to the Founders and EuroTel per the December 31, 2001 agreement, the total payable to Founders will be reduced by $11,616,414.

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

14. Long-Term Debt:

In December 1999, the Company entered into a revolving credit agreement with a bank which provided for borrowings through December 31, 2001 of up to $40,000,000, and which increased to $50,000,000 in July 2000, with interest at the Bank’s base rate (9.5% at December 31, 2000). The Founders guaranteed the debt and individually pledged investment securities to the Bank with a total fair value of $26,000,000. The debt was also collateralized by the Company’s deposits at the Bank. The agreement restricts loans and advances to related parties, the use of the proceeds from the sale of Pilicka and other transactions with the parent company’s members. Total borrowings under the agreement at December 31, 2000 of $46,620,447 have been classified as current. In September 2001, the Company repaid the loan with proceeds from the arbitration award discussed in Note 19 and with loans from the Founders.

15. Income Taxes:

United States

EuroTel’s taxable income passes to its members and therefore no taxes are recognized related to its operations.

Netherlands

PenneCom is subject to 35% Dutch corporate tax. However, any benefits derived from “qualifying subsidiaries,” which includes Pilicka, are exempt from Dutch tax. All proceeds derived from the arbitration relating to the sale of Pilicka fall within that exempt category. In conjunction with the above, all costs that are attributable to such qualifying subsidiaries are not deductible for Dutch tax

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. Also, the loss that PenneCom has recorded on the transfer of Pilicka in partial satisfaction of its debt to its various creditors, will not be deductible. As a result, PenneCom has no taxable profit or loss for 2001 and 2000. Therefore, no Dutch taxes have been recorded related to PenneCom.

Poland

Pilicka incurred tax losses since June 17, 1997 and, therefore, has not paid income taxes in Poland.

Below is the analysis of deferred tax balances related to taxes in Poland:

	December 31, 2001	December 31, 2000
TAXABLE DIFFERENCES
Accelerated amortization for license	$77,808	$211,887
Future interest charges on license liability	524,257	590,043
Unrealized foreign exchange differences	133,297	153,933

	735,362	955,863
DEDUCTIBLE DIFFERENCES
Net operating losses	3,609,924	4,095,875
Net operating losses carry forwards	8,013,043	3,102,662
Provisions	426,494	244,068
Deferred revenue	1,409,450	1,813,571
Other accruals	1,034,475	775,488

	14,493,386	10,031,664
TOTAL TEMPORARY DIFFERENCES, NET	13,758,024	9,075,801
Future enacted tax rates	28%	28%

DEFERRED TAX ASSET	3,852,247	2,541,224
Valuation allowance	(3,852,247)	(2,541,224)

NET DEFERRED TAX ASSET	$—	$—

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

Pilicka paid $195,400, $231,641 and $247,409 to an affiliated entity for management services and the purchase of rights to use software during the years ended December 31, 2001, 2000 and 1999, respectively. The amount payable to this affiliate at December 31, 2001 and 2000 was $24,144 and $50,503, respectively. Pilicka also made rental payments of $180,444, $193,513 and $173,351 during the years ended December 31, 2001, 2000 and 1999, respectively, to a company partially owned by a relative of a member of Pilicka’s management board. The amount payable to this affiliate at December 31, 2001 was $14,726. There was no amount payable to this affiliate at December 31, 2000.

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

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The licenses set forth requirements as to establishing the availability of services to a specified number of customers. At December 31, 2000, Pilicka has met the specified requirements in relation to the former Voivodships of Radom and Piotrkow Trybunalski. However, Pilicka has not met the license requirements for the former Voivodship of Tarnobrzeg. Pilicka believes that the likelihood that the failure to meet these build-out milestones will have a material adverse impact on the financial position of the company is remote. This assessment is based on Pilicka’s progress in this area as well as past governmental practice, the market conditions in Poland and the uncertain nature of possible sanctions and the regulatory process.

18. Contingencies and Commitments:

Pilicka has certain long-term agreements to purchase telecommunication equipment with domestic and foreign suppliers. The total amount of equipment that Pilicka has committed to purchase after December 31, 2001 is $507,186.

Pilicka is contesting the quality of performance of telecommunications equipment provided by one of its principal equipment suppliers. In accordance with the terms of the contract, Pilicka has put the supplier on notice of alleged performance deficiencies and has suspended its work under the contract. The supplier previously had contested Pilicka’s assertions and had indicated that Pilicka would be subject to cancellation fees and penalties if the contract was terminated. Pilicka and the supplier engaged in negotiations during the second and third quarters of 1999, after which discussions ended. Pilicka considers this dispute over and does not expect any further action by the supplier to have a material adverse impact on the financial position or results of operations of Pilicka.

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $551,783, $491,889 and $399,785, respectively.

On May 26, 2000, PenneCom settled a dispute with an investment banking firm regarding the sale of Pilicka and MTT by paying $1,250,000 in an effort to avoid the expense and uncertainties of litigation.

19. Arbitration Award:

On April 8, 1999, the Company signed an agreement to sell its interest in Pilicka for consideration of $140,000,000, with an expected close in August 1999. In connection with the agreement, the Company received a $10,000,000 nonrefundable downpayment, which was recorded as deferred revenue. The counterparty failed to perform under the contract. The Company commenced arbitration before the International Court of Arbitration of the International Chamber of Commerce (ICC) against the counterparty, seeking specific performance by the counterparty, plus damages, interest and costs. During 2001, the Company received an award, with amendments, which held in favor of PenneCom on the issue of liability and awarded damages to PenneCom as follows: (1) $30,000,000 with interest at 10% per annum from 1 August 1999 to the date of payment; (2) $367,500 in respect of the costs of the ICC; and (3) $2,000,000 for PenneCom’s legal costs. On September 4, 2001, PenneCom received cash of $38,655,171, which is reflected in the statement of operations as follows:

•	Gain on arbitration award of $40,000,000. The total consists of $30,000,000 from the award plus the $10,000,000 of deferred revenue.

•	Interest income of $6,287,671, which represents the interest from August 1, 1999 until the date payment was received.

•	A reduction of $2,367,500 in litigation costs relating to the sale of a subsidiary as a result of the reimbursement of legal costs and ICC costs.

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

EUROTEL L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt: Based on the variable interest rate, fair value is estimated to approximate carrying value.

Pilicka Telefonia Sp. z o.o.

Financial Statements

December 31, 2003

Pilicka Telefonia Sp. z o.o.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Supervisory Board and Shareholders’ of Pilicka Telefonia Sp. z o.o.

We have audited the accompanying balance sheets of Pilicka Telefonia Sp. z o.o. (the “Company”) as of December 31, 2003 and 2002 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations, changes in shareholders’ equity and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers Sp. z o.o.

Warsaw, Poland

February 27, 2004

Pilicka Telefonia Sp. z o.o.

Balance Sheets

(All amounts in thousands)

				Convenience Translation $ (Note 2)
	Note	December 31, 2002	December 31, 2003	December 31, 2003
		(PLN)	(PLN)	(Unaudited)

Assets
Current assets
Cash and cash equivalents		2,305	3,212	859
Trade receivables, net of allowance for doubtful accounts of PLN 2,635 and PLN 2,348		6,140	6,389	1,708
Other current assets	3,7	768	931	249

Total current assets		9,213	10,532	2,816

Property and equipment, net	4	152,138	139,588	37,318
Intangible assets, net	5	15,830	13,651	3,650
Other long-term assets	7	767	518	138

Total assets		177,948	164,289	43,922

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	6	9,105	4,693	1,255
Accrued expenses		1,028	816	218
Deferred revenue	8	1,969	1,266	338

Total current liabilities		12,102	6,775	1,811
Long-term liabilities for licenses	9	2,297	2,924	782
Deferred revenue	8	1,710	561	150

Total liabilities		16,109	10,260	2,743

Contingencies and commitments	13,14	—	—	—

Shareholders’ equity
Share capital, issued and outstanding 218,136 common shares at December 31, 2002 and 226,491 common shares at December 31, 2003, par value PLN 500 per share	10	109,068	113,246	30,275
Additional paid-in capital		151,230	152,093	40,661
Accumulated deficit		(98,459)	(111,310)	(29,757)

Total shareholders’ equity		161,839	154,029	41,179

Total liabilities and shareholders’ equity		177,948	164,289	43,922

John Tesmer	Brian Bode
President	Financial Director

Radom, Poland
February 27, 2004

The accompanying notes are an integral part of these financial statements.

Pilicka Telefonia Sp. z o.o.

Statements of Operations

(All amounts in thousands)

		Year ended			Convenience Translation $ (Note 2)
	Note	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2003
		(PLN)	(PLN)		(Unaudited)
Revenue
Telecommunication services revenue		30,631	36,593	37,481	10,020
Installation fees and sales of equipment		2,380	2,061	1,973	528

		33,011	38,654	39,454	10,548
Operating expenses
Salaries and benefits		(9,747)	(9,209)	(9,381)	(2,508)
Depreciation and amortization		(19,341)	(20,476)	(21,125)	(5,648)
Interconnection charges		(7,895)	(8,601)	(5,961)	(1,594)
Selling, general and administrative		(15,346)	(14,457)	(14,820)	(3,962)
Other operating expenses, net		(370)	(261)	(152)	(40)

		(52,699)	(53,004)	(51,439)	(13,752)

Operating loss		(19,688)	(14,350)	(11,985)	(3,204)
Financial income/(expense), net	11	2,055	(80)	(866)	(232)

Loss before cumulative effect of change in accounting principle		(17,633)	(14,430)	(12,851)	(3,436)
Cumulative effect of change in accounting principle	7	(214)	—

Net loss		(17,847)	(14,430)	(12,851)	(3,436)

The accompanying notes are an integral part of these financial statements

Pilicka Telefonia Sp. z o.o.

Statements of Changes in Shareholders’ Equity

(All amounts in thousands)

	Share Capital	Additional Paid-in Capital	Accumulated Deficit	Total
	(PLN)	(PLN)	(PLN)	(PLN)
At January 1, 2001	109,068	116,259	(66,182)	159,145
Costs paid by shareholders	—	611	—	611
Capital contributions from shareholders	—	33,767	—	33,767
Net loss	—	—	(17,847)	(17,847)

At December 31, 2001	109,068	150,637	(84,029)	175,676
Costs paid by shareholders	—	593	—	593
Net loss	—	—	(14,430)	(14,430)

At December 31, 2002	109,068	151,230	(98,459)	161,839

Common stock issued	4,178	—	—	4,178
Capital contributions from shareholders	—	299	—	299
Costs paid by shareholders	—	564		564
Net loss	—	—	(12,851)	(12,851)

At December 31, 2003	113,246	152,093	(111,310)	154,029

The accompanying notes are an integral part of these financial statements

Pilicka Telefonia Sp. z o.o.

Statements of Cash Flows

(All amounts in thousands)

	Year ended			Convenience Translation $ (Note 2)
	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2003
	(PLN)	(PLN)	(PLN)	(Unaudited)
Cash flows from operating activities:
Net loss	(17,847)	(14,430)	(12,851)	(3,436)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Depreciation and amortization	19,341	20,476	21,125	5,649
Foreign exchange losses/(gains)	(1,536)	478	894	239
Loss on disposal of equipment	435	686	958	256
Decrease/(Increase) in trade receivables (gross)	(1,587)	(1,238)	38	10
Increase/(Decrease) in provision for doubtful accounts	687	935	(287)	(77)
Decrease/(Increase) in other current assets	150	(621)	(119)	(32)
Increase/(Decrease) in accounts payable	225	420	(152)	(41)
Decrease in deferred revenue	(1,894)	(1,939)	(1,853)	(495)
Increase/(Decrease) in accrued expenses	909	218	(212)	(57)
Other	611	593	563	151

Net cash (used)/provided by operating activities	(506)	5,578	8,104	2,167

Cash flows from investing activities:
Proceeds from the sale of equipment	364	248	237	63
Purchase of intangible assets	(408)	(99)	(134)	(36)
Expenditures for property and equipment	(32,889)	(10,432)	(7,300)	(1,951)

Net cash used in investing activities	(32,933)	(10,283)	(7,197)	(1,924)

Cash flows from financing activities:			—	—
Capital contributions from shareholders	33,767	—	—	—
Advances from shareholders	—	4,234	—	—

Net cash provided by financing activities	33,767	4,234	—	—

Net (decrease)/ increase in cash and cash equivalents	328	(471)	907	243

Cash and cash equivalents at the beginning of period	2,448	2,776	2,305	616

Cash and cash equivalents at the end of period	2,776	2,305	3,212	859

The accompanying notes are an integral part of these financial statements

Pilicka Telefonia Sp. z o.o.

Statements of Cash Flow

(All amounts in thousands)

Supplementary disclosure of cash flow information:

Non-cash investing activities:

	Year ended			Convenience Translation $ (Note 2)
	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2003
	(PLN)	(PLN)	(PLN)	(Unaudited)
Property, equipment and construction in progress costs included in accounts payable	6,821	1,806	2,041	546

The accompanying notes are an integral part of these financial statements

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

1. The Company and Business

Pilicka Telefonia Sp. z o.o. (“Pilicka” or the “Company”) was formed in 1997 as a joint stock company under the laws of Poland and was transformed into a limited liability company in 1999. The Company is incorporated in Poland with its principal executive office located at ul. Podkanowska 54 A, 26-600 Radom, Poland.

Pilicka has obtained three licenses from the Ministry of Communications of Poland to operate local telecommunication networks throughout the former Radom, Piotrków Trybunalski and Tarnobrzeg Voivodships in Poland for a period of fifteen years. The licenses for the former Radom and Piotrków Trybunalski Voivodships expire in 2010 and the license for the former Tarnobrzeg Voivodship expires in 2012. In 2002, under the New Telecommunication Law effective as of January 1, 2001, the Company was granted a telecommunication permit to operate telecommunication networks and render telecommunications services throughout the whole territory of Poland except for the networks, which are operated under the licenses already held by the Company. The new telecommunication permit has been granted for the period of twenty five years.

The Company is involved in the design, construction and operation of a local telecommunications network, as well as in the installation and sale of telecommunication equipment. Pilicka’s telecommunication services include fixed-line voice telephone service, Integrated Services Digital Network (“ISDN”), dial-up and fixed-access Internet (Wireless IP-Based Local Loop “WIPLL”), Voice over Internet Protocol (“VoIP”) and Internet Protocol Virtual Private Network (“IP VPN”).

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The Company maintains its accounting records and prepares statutory financial statements in accordance with Polish accounting and tax regulations. These financial statements have been prepared based upon the Company’s accounting records in order to present the financial position, results of operations and of cash flows in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which differ in certain respects from the accounting principles applied by the Company in its financial statements prepared in accordance with Polish accounting regulations.

(b) US Dollar convenience translation (Unaudited)

The measurement currency is Polish Zloty (“PLN”) that reflects the economic substance of the underlying events and circumstances of the Company. The US Dollar (“USD”) amounts shown in the accompanying financial statements have been translated at December 31, 2003 and for the year ended December 31, 2003 from PLN only as a matter of arithmetic computation at the PLN exchange rate of PLN 3.7405 = USD 1.00, the rate published by the National Bank of Poland and effective on December 31, 2003. These amounts are unaudited and are included for the convenience of the reader only as supplementary information. Such translation should not be construed as a representation that the PLN amounts have been or could be converted into USD at this or any other rate.

(c) Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity from purchase date of three months or less to be cash and cash equivalents. Cash equivalents consist of overnight bank accounts.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

(d) Embedded derivatives instruments

As of January 1, 2001 the Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as “SFAS No. 133”). SFAS No. 133 requires the Company to carry all derivative financial instruments on the balance sheet at their fair value.

When the Company purchases a financial instrument or enters into other agreements in which a derivative instrument is “embedded”, it assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value with changes in the fair value of the derivatives recorded each period in statement of operations.

(e) Property, equipment and construction in progress

Property and equipment are stated at cost. Construction-in-progress represents the accumulation of costs associated with the construction of telephone networks and other tangible fixed assets. The Company continually monitors the progress of these construction projects and tracks each project by location. The Company capitalizes all costs that are directly attributable to the network development in construction-in-progress. Expenditures for repairs and maintenance, which do not materially extend the useful lives of the related asset, are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

Depreciation expense is recorded by applying the straight-line method over the estimated useful life of the assets. The depreciation rates are summarized as follows:

Useful life
Leasehold improvements and buildings	10–25 years
Telecommunication equipment	10 years
Vehicles and other equipment	5–10 years

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

(f) Telecommunication licenses

The intangible assets include the acquisition costs incurred in connection with the acquisition of licenses to provide telecommunication services. The licenses for the former Radom and Piotrków Trybunalski voivodships were acquired through the EuroTel L.L.C. purchase of the Company in 1997. Intangible assets also represent amounts paid and payable to the Ministry of Communications of Poland for the purchase of license for the former Tarnobrzeg voivodship. Licenses are stated at cost less accumulated amortization. If payment for the license is deferred beyond normal credit terms, its cost is the net present value of the obligation. The present value of the obligation is calculated using the Company’s effective borrowing rate at the moment the license is granted. Any differences between the nominal price of the license and its net present value are treated as interest costs. Interest costs are capitalized up until the time when the network in that license territory becomes operational or are recognized as interest expense over the period of the license obligation. Amortization is recorded on a straight-line basis over the period for which the license is granted (see Note 1).

(g) Computer software

Costs that are directly associated with identifiable and unique software controlled by the Company and which have probable economic benefits beyond one year are recognized as intangible assets and amortized using the straight-line method over their useful lives, not exceeding a period of 5 years.

(h) Impairment of long-lived assets

The Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs an undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

On January 1, 2002, the Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of this standard had no effect on the financial position or results of operations of the Company.

(i) Retirement benefits

The Company pays social security taxes on each employee to the Polish Government. The Company has no other employee retirement plans.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

(j) Accounting for leases

Leases of assets where a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases are charged to the statement of operations on a straight-line basis over the period of the lease.

When an operating lease is terminated before the lease period has expired, any payment required to be made to the lessor by way of penalty is recognized as an expense in the period in which termination takes place.

(k) Revenues

Telecommunication service revenue from access to and the usage of telecommunication networks are recognized when the services are provided. Revenue from installation fees is recognized over the period of the average life of the customer, which is estimated to be five years for Pilicka.

(l) Advertising costs

All advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were PLN 808, PLN 845 and PLN 1,115, respectively.

(m) Foreign currency translation

Transactions denominated in foreign currencies have been translated into PLN at actual rates of exchange ruling at the date of transaction. Monetary assets and liabilities denominated in foreign currencies have been translated at rates ruling at the balance sheet date. Exchange differences have been included in financial income/(expenses).

(n) Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and trade receivables. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with highly rated financial institutions, usually as short-term deposits. With respect to trade receivables, the Company limits its credit risk by disconnecting service for certain customers who are past due with respect to their payments.

The Company assumes that the face values less any estimated credit adjustments of the financial assets and liabilities with maturity of less then one year approximate their fair value.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

(o) Income taxes

Income taxes are computed using the liability method. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established against deferred tax assets where it is more likely than not that some portion or all of the asset will not be realized.

(p) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p) Recently issued accounting standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”). This interpretation clarifies how to identify variable interest entities (“VIEs”) and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003) (“FIN 46R”), which, among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special-purpose entities for which the statement is effective for periods ending after December 15, 2003. The adoption of FIN 46R did not have or is not expected to have a material effect on the financial statements.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

3. Other Current Assets

	December 31, 2002	December 31, 2003
	(PLN)	(PLN)
Prepaid expenses	384	590
Embedded derivative financial instruments (see Note 7)	131	138
Other current assets	253	203

	768	931

4. Property and Equipment

	December 31, 2003
	Cost	Accumulated depreciation	Net
	(PLN)	(PLN)	(PLN)
Land, buildings and leasehold improvements	37,504	8,799	28,705
Telecommunication equipment	161,095	63,839	97,256
Vehicles and other equipment	4,810	3,641	1,169
Construction-in-progress	12,458	—	12,458

	215,867	76,279	139,588

	December 31, 2002
	Cost	Accumulated depreciation	Net
	(PLN)	(PLN)	(PLN)
Land, buildings and leasehold improvements	36,433	6,554	29,879
Telecommunication equipment	153,316	47,976	105,340
Vehicles and other equipment	5,131	3,475	1,656
Construction-in-progress	15,263	—	15,263

	210,143	58,005	152,138

The Company has recorded a charge for the impairment of PLN 977, PLN 505 and PLN 671 during the years ended December 31, 2003, 2002 and 2001, respectively, in relation to certain telecommunication equipment, which are not expected to be utilized. The impairment charge has been presented in general and administrative expenses.

Depreciation expense for the year ended December 31, 2003, 2002 and 2001 was PLN 18,812, PLN 18,144 and PLN 16,773, respectively.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

5. Intangible Assets

	December 31, 2003
	Cost	Accumulated amortization	Net
	(PLN)	(PLN)	(PLN)
Telecommunications license	25,124	11,949	13,175
Computer software	3,875	3,399	476

	28,999	15,348	13,651

	December 31, 2002
	Cost	Accumulated amortization	Net
	(PLN)	(PLN)	(PLN)
Telecommunication license	25,114	10,291	14,823
Computer software	3,751	2,744	1,007

	28,865	13,035	15,830

Amortization expense for the year ended December 31, 2003, 2002 and 2001 was PLN 2,313, PLN 2,332 and PLN 2,568, respectively. As of December 31, 2003, the estimated aggregate amortization of intangible assets for the years 2004 to 2008 is as follows: 2004—PLN 1,819; 2005—PLN 1,728; 2006—PLN 1,650; 2007—PLN 1,618 and 2008—PLN 1,597.

6. Accounts Payable

	December 31, 2002	December 31, 2003
	(PLN)	(PLN)
Trade accounts payable	3,547	3,479
Government payables	1,095	971
Advances from shareholders	4,234	—
Other accounts payable	229	243

	9,105	4,693

The shareholders have advanced to the Company the amount of USD 1,100 (PLN 4,234 as at December 31, 2003) during the year ended December 31, 2002. The shareholders’ resolutions transferring this amount to the share capital and the additional paid-in capital have been passed on 25 March 2003 (see Note 10).

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

7. Embedded Derivative Instruments

The Company has entered into lease agreements in the prior years that require payments denominated in a currency other than the functional currency of the Company or the lessor. Under the provisions of SFAS 133 these embedded foreign currency derivatives must be bifurcated from the lease agreements and separately accounted for. As of January 1, 2001, the adoption of SFAS 133 resulted in the cumulative effect of an accounting change that increased the Company’s net loss by PLN 214, net of income tax of PLN 0.

The positive fair value of this embedded foreign currency derivatives was PLN 656 and PLN 898 as at December 31, 2003 and 2002, respectively. The fair value of these embedded foreign currency derivatives has been classified as other current assets (PLN 138 and PLN 131 as at December 31, 2003 and 2002, respectively) and other long-term assets (PLN 518 and PLN 767 as at December 31, 2003 and 2002, respectively).

8. Deferred Revenue

The Company recorded deferred revenue at December 31, 2003 and 2002 of PLN 1,827 (PLN 1,266 current and PLN 561 non-current) and PLN 3,679 (PLN 1,969 current and PLN 1,710 non-current), respectively, in connection with the revenue recognition policy based on SAB 101.

9. Long-term Liabilities for Licenses

The table below presents the reconciliation between the nominal and the present value of license fee liabilities as at December 31, 2003.

Liabilities for Licenses
(PLN)
Nominal value of outstanding payments—all later than 5 years	5,363
Future interest charges on license fee	(2,439)

Present value of license fee liabilities—presented as long term liability	2,924

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

10. Share Capital

The shareholders have advanced to the Company the amount of PLN 4,477 during the year ended December 31, 2002. The shareholders’ resolutions transferring the amount of PLN 4,178 to the share capital and the amount of PLN 299 to additional paid-in capital have been passed on 25 March 2003. During 2003, there was also a transfer of certain shares amongst the shareholders of the Company.

The Company’s share capital consisted of 226,491 and 218,136 common, issued and outstanding shares as of December 31, 2003 and 2002, respectively. Each common share had one vote at shareholders meetings. The par value of these shares is 500 PLN. The ownership structure as at December 31, 2003 and 2002 is presented below:

	December 31, 2002		December 31, 2003
	No of shares	%	No of shares	%
D&E Investments, Inc.	67,623	31.00	65,410	28.88
EuroTel L.L.C.	49,205	22.56	63,078	27.85
HunTel Systems, Inc.	57,345	26.29	55,468	24.49
Consolidated Companies, Inc.	43,963	20.15	42,535	18.78

	218,136	100.00	226,491	100.00

11. Financial Income/(Expenses), net

	Year ended
	December 31, 2001	December 31, 2002	December 31, 2003
	(PLN)	(PLN)	(PLN)
Interest income	208	133	161
Interest expense	(525)	(218)	(308)
Fair value gains on embedded derivatives	1,090	22	(242)
Foreign exchange gains	1,604	262	93
Foreign exchange losses	(322)	(279)	(570)

	2,055	(80)	(866)

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

12. Income Taxes

Enacted Corporate Income Tax rate in Poland were 27% in 2003 and 28% in 2002 and 2001. The Company has incurred tax losses since the commencement of its operations and, therefore, it has not paid income taxes.

Below is the analysis of deferred income taxes:

	December 31, 2002	December 31, 2003
	(PLN)	(PLN)
Deferred tax assets:
Accelerated amortization for license	33	102
Unrealized foreign exchange differences	40	172
Net operating losses	3,001	1,750
Net operating losses carry forwards	12,510	9,445
Allowance for doubtful accounts	711	435
Deferred revenue	993	338
Other accruals	1,308	1,039

	18,596	13,281
Valuation allowance	(17,979)	(12,830)

Deferred tax assets, net	617	451
Deferred tax liabilities:
Accelerated amortization for license	—	—
Future interest charges on license liability	617	451
Unrealized foreign exchange differences	—	—

	617	451

Net deferred tax asset	—	—

As at December 31, 2002, the Company could utilize tax losses incurred from 1999 through 2003 over five years with 50% utilization restricted per annum. As at December 31, 2003, the Company could utilize 50% of the tax loss incurred in 1999 and tax losses incurred from 2000 through 2003 over five years with 50% utilization restricted per annum. A full valuation allowance was recorded, as the Company does not expect to recover any deferred tax assets through future tax deductions.

13. Contingencies and Commitments

Operating lease commitments were mainly in respect of the lease contracts for office space and base stations land. There were non-cancelable operating leases of PLN 5,525 and PLN 6,250 as at December 31, 2003 and 2002, respectively. Rent expense for the year ended December 31, 2003, 2002 and 2001 was PLN 2,196, PLN 2,177 and PLN 2,238, respectively.

As of December 31, 2003, the minimum lease payments for each of the years from 2004 to 2007 amount to PLN 631, and for the years 2008 and thereafter amounts to PLN 3,001.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements

(All amounts in thousands)

14. Tax contingent liability

Regulations relating to value-added tax, corporate income tax, and payroll (social) taxes have been radically changed in comparison to the tax regulations, which existed prior to the economic and political transformation in Poland. The lack of reference to well-established regulations and the relatively short period in which these new tax regulations have been in place results in there being a lack of clarity and integrity in the regulations. Frequent contradictions in legal interpretations both within government bodies and between companies and government bodies create uncertainties and conflicts. Tax settlements, together with other areas of legal compliance areas (e.g. customs or foreign exchange law) are subject to review and investigation by a number of authorities, which are entitled to impose severe fines, penalties and interest charges. These facts create tax risks in Poland that are substantially more significant than those typically found in countries with more developed tax system. The tax authorities may at any time inspect the books and records and may impose additional tax assessments with penalty interest and penalties within 5 years from the end of the year when a tax is due. Management does not believe that these circumstances will have a material adverse effect on the Company’s financial condition.

15. Related Party Transactions

The Company has paid PLN 562, PLN 502 and PLN 800 to an affiliated entity for management services and the purchase of rights to use software during the year ended December 31, 2003, 2002 and 2001, respectively. The amount payable to this affiliate at December 31, 2003 was PLN 40 (PLN 0 at December 31, 2002). The Company has also made rental payments of PLN 698, PLN 767 and PLN 739 to a company partially owned by a relative of a member of the Company’s Management Board during the year ended December 31, 2003, 2002 and 2001, respectively. There was no amount payable to this affiliate at December 31, 2003 and 2002.

16. Non-cash transactions

There were costs of PLN 564, PLN 593 and PLN 611 paid by shareholders in connection with the Company’s affairs during the year ended December 31, 2003, 2002 and 2001, respectively.

17. Subsequent Events

On December 15, 2003, the Company entered into the loan agreement with its bank. According to the agreement, bank loan of PLN 3,964, dedicated for capital expenditures, will be provided to the Company in installments from January 20, 2004 to December 31, 2004 and repayable in installments from March 31, 2005 to December 31, 2006. Interest on loan amounts to 3 month WIBOR + 3 p.p. The net book value of the assets pledged as collateral as at December 31, 2003 amount to PLN 13,233 net book value. In addition to these assets, also assets purchased within the investment project financed by this credit will be pledged as collateral.