Form 10-Q
period 2004-03-31
D&E COMMUNICATIONS INC
filed 2004-05-10
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $0.16 per share	15,561,331 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES
Communication service revenues	$40,059	$38,858
Communication products sold	3,016	2,645
Other	690	582

Total operating revenues	43,765	42,085

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	15,584	14,956
Cost of communication products sold	2,419	2,261
Depreciation and amortization	9,701	9,551
Marketing and customer services	3,981	4,039
General and administrative services	7,066	6,075

Total operating expenses	38,751	36,882

Operating income	5,014	5,203

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(532)	(678)
Interest expense	(4,051)	(4,595)
Loss on early extinguishment of debt	(8,013)	—
Other, net	673	856

Total other income (expense)	(11,923)	(4,417)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	(6,909)	786

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	(2,811)	315
Dividends on utility preferred stock	16	16

Total income taxes and dividends on utility preferred stock	(2,795)	331

Income (loss) from continuing operations	(4,114)	455
Discontinued operations:
Loss from operations of discontinued Paging business, net of income tax benefit of $0 and $3	—	(7)

Income (loss) before cumulative effect of change in accounting principle	(4,114)	448

Cumulative effect of change in accounting principle, net of income taxes of $177 (See Note 2)	—	260

NET INCOME (LOSS)	$(4,114)	$708

Weighted average common shares outstanding (basic)	15,550	15,421
Weighted average common shares outstanding (diluted)	15,550	15,469

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.26)	$0.03
Income (loss) from discontinued operations	0.00	0.00
Cumulative effect of accounting change (See Note 2)	0.00	0.02

Net income (loss) per common share	$(0.26)	$0.05

Dividends per common share	$0.13	$0.13

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,647	$12,446
Accounts receivable, net of reserves of $1,216 and $1,410	15,894	20,956
Inventories, lower of cost or market, at average cost	3,607	3,552
Prepaid expenses	15,022	8,914
Other	1,221	1,141

TOTAL CURRENT ASSETS	54,391	47,009

INVESTMENTS
Investments in and advances to affiliated companies	3,204	3,611

PROPERTY, PLANT AND EQUIPMENT
In service	322,437	320,720
Under construction	7,980	5,964

	330,417	326,684
Less accumulated depreciation	144,750	137,533

	185,667	189,151

OTHER ASSETS
Goodwill	149,127	149,127
Intangible assets, net of accumulated amortization	172,044	173,594
Other	5,577	11,756

	326,748	334,477

TOTAL ASSETS	$570,010	$574,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,512	$11,001
Accounts payable and accrued liabilities	18,285	18,507
Accrued taxes	1,262	2,120
Accrued interest and dividends	1,648	1,949
Advance billings, customer deposits and other	11,511	10,323

TOTAL CURRENT LIABILITIES	40,218	43,900

LONG-TERM DEBT	228,544	222,765

OTHER LIABILITIES
Deferred income taxes	87,093	88,295
Other	18,283	17,248

	105,376	105,543

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 30,000	2,535	2,533
Outstanding shares: 15,558 at March 31, 2004 and 15,547 at December 31, 2003
Additional paid-in capital	159,669	159,515
Accumulated other comprehensive income (loss)	(5,134)	(4,865)
Retained earnings	42,638	48,693
Treasury stock at cost, 307 shares at March 31, 2004 and December 31, 2003	(5,282)	(5,282)

	194,426	200,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$570,010	$574,248

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$12,444	$8,970

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(4,721)	(3,637)
Proceeds from Conestoga Wireless and Paging sales	—	10,005
Increase in investments and advances to affiliates	(150)	(521)
Decrease in investments and repayments from affiliates	25	84

Net Cash Provided By (Used In) Investing Activities from Continuing Operations	(4,846)	5,931

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(1,863)	(1,839)
Payments on long-term debt	(197,710)	(11,232)
Proceeds from long-term debt financing	200,000	12,000
Payment of debt issuance costs	(1,902)	—
Proceeds from issuance of common stock	78	110

Net Cash Provided By (Used In) Financing Activities from Continuing Operations	(1,397)	(961)

CASH PROVIDED BY CONTINUING OPERATIONS	6,201	13,940

CASH USED IN DISCONTINUED OPERATIONS
Cash Used in Operating Activities of Discontinued Operations	—	(20,507)

Net Cash Used In Discontinued Operations	—	(20,507)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,201	(6,567)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	12,446	15,514

END OF PERIOD	$18,647	$8,947

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2004 and 2003

(in thousands)

(Unaudited)

	2004		2003
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,854	$2,533	15,721	$2,512
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans	11	2	19	3

Balance at March 31	15,865	2,535	15,740	2,515

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		159,515		158,101
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans		154		193

Balance at March 31		159,669		158,294

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(4,865)		(7,071)
Unrealized gain on investments, net of tax		—		54
Unrealized loss on interest rate swap agreements, net of tax		(269)		(232)

Balance at March 31		(5,134)		(7,249)

RETAINED EARNINGS
Balance at beginning of year		48,693		52,343
Net income (loss)		(4,114)		708
Dividends on common stock: $0.13 per share for each period		(1,941)		(1,926)

Balance at March 31		42,638		51,125

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(307)	(5,282)
Treasury stock acquired	—	—	—	—

Balance at March 31	(307)	(5,282)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	15,558	$194,426	15,433	$199,403

	Three months ended March 31,
	2004	2003
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,114)	$708
Unrealized gain (loss) on investments, net of income taxes of $0 and $33	—	54
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of ($184) and ($158)	(269)	(232)

Total comprehensive income (loss)	$(4,383)	$530

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

The accompanying financial statements are unaudited and we have prepared them pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results for the year ended December 31, 2004.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$(4,114)	$708
Add: stock-based employee compensation included in reported net income (loss), net of related tax	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, Net of related tax	(13)	(13)

Pro forma net income (loss)	$(4,127)	$695

Basic and diluted income (loss) per share:
As reported	$(0.26)	$0.05
Pro forma	$(0.26)	$0.05

The fair value of options granted and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following assumptions, which have not changed because no options were granted in 2003 or in the first quarter of 2004. Employee Stock Purchase Plan purchases were made each month at a 10% discount from market price with separate Black-Scholes assumptions.

	Option Plan	Stock Purchase Plan
Dividend yield	2.55%	4.28%
Expected life	5 years	0.16 years
Expected volatility	60.30%	10.00%
Risk-free interest rate	4.47%	1.00%

(2) ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E adopted SFAS No. 143 effective January 1, 2003 and recorded an after-tax benefit of $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities (“VIEs”) and how a company

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

should assess its interests in a variable interest entity to decide whether to consolidate the entity. In December 2003, the FASB issued (“FIN 46-R”), a revision to FIN 46 which among other things, defers the effective date of implementation for certain entities until the first interim or annual reporting period ending after March 15, 2004.

D&E has one significant variable interest entity through its ownership interest in EuroTel, L.L.C. (“EuroTel”). D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (“PenneCom”), an international telecommunications holding company, and holds a 27.85% investment in Pilicka, a telecommunications company located in Poland. D&E has participated in this joint venture since January 1997.

D&E’s participation in this joint venture has been to provide working capital for the development of Pilicka’s telephone business in Poland and to manage EuroTel’s investments. EuroTel has assets of approximately $2,500, with no annual operating revenue. D&E’s maximum exposure to loss from its involvement in EuroTel is approximately $1,800 for investments, advances and current accounts receivable.

Based on the accounting guidance of FIN 46-R, D&E has determined it is not the primary beneficiary of this entity. According to the guidance of FIN 46-R, consolidation of EuroTel is not required and thus there is no effect on the Company’s financial position, results of operations and cash flows.

In January 2004, the FASB issued Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). D&E has elected to defer accounting for the effects of the Act until authoritative guidance is issued to account for the federal subsidy. The accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the financial statements and the accompanying notes do not reflect the impact of the Act. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the company to change previously reported information.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

(3) EARNINGS PER SHARE

Basic earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed conversions of employee stock options. Options to purchase 256,915 and 70,104 shares for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. The following table shows how earnings per share were computed for the periods presented:

	Three months ended March 31,
	2004	2003
Basic earnings (loss) per share computation
Income (loss) from continuing operations	$(4,114)	$455
Income (loss) from discontinued operations	—	(7)
Cumulative effect of accounting change	—	260

Net income (loss)	$(4,114)	$708

Weighted average shares (thousands)	15,550	15,421

Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.26)	$0.03
Income (loss) from discontinued operations	—	—
Cumulative effect of accounting change	—	0.02

Net income (loss)	$(0.26)	$0.05

	Three months ended March 31,
	2004	2003
Diluted earnings (loss) per share computation
Income (loss) from continuing operations	$(4,114)	$455
Income (loss) from discontinued operations	—	(7)
Cumulative effect of accounting change	—	260

Net income (loss)	$(4,114)	$708

Weighted average shares (thousands)	15,550	15,421
Plus incremental shares from assumed stock option exercises	—	48

Adjusted weighted average shares	15,550	15,469

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.26)	$0.03
Income (loss) from discontinued operations	—	—
Cumulative effect of accounting change	—	0.02

Net income (loss)	$(0.26)	$0.05

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

(4) INTANGIBLE ASSETS

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	March 31, 2004	December 31, 2003
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(10,108)	(8,729)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(733)	(633)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,067)	(996)

Net intangible assets	$172,044	$173,594

Aggregate amortization expense related to these intangible assets recorded for the three months ended March 31, 2004 and 2003, was $1,550 and $1,550, respectively.

Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2004	$6,198
2005	5,824
2006	5,513
2007	5,513
2008	5,513

(5) DISCONTINUED OPERATIONS

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

Summarized income statement information for the discontinued operations of the paging services were as follows:

	Three months ended March 31,
	2004	2003
Revenues	$—	$172
Expenses	—	182

Operating income (loss)	—	(10)
Income taxes (benefit)	—	(3)

Income (loss) from paging operations, net of taxes	$—	$(7)

(6) INVESTMENTS IN AFFILIATED COMPANIES

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

The summarized results of operations of EuroTel were as follows:

	Three months ended March 31,
	2004	2003
Net sales	$—	$—
Net loss	(753)	(959)
Our share of loss	(251)	(320)

The summarized results of operations of Pilicka were as follows:

	Three months ended March 31,
	2004	2003
Net sales	$2,615	$2,350
Net loss	(571)	(827)
Our share of loss	(165)	(239)
Investment amortization	(116)	(116)
Total loss	(281)	(355)

(7) LONG-TERM DEBT

The following table sets forth the total long-term debt outstanding:

	Interest Rate	Maturity	March 31, 2004
Senior Secured Revolving Credit Facility	3.62%	2011	$—
Senior Secured Term Loan B	4.75%	2011	149,625
Senior Secured Term Loan A	5.01%	2011	48,750
Secured Term Loan	9.34%	2014	20,000
Secured Term Loan	9.36%	2014	15,000
Capital lease obligations			2,681

			236,056
Less current maturities			7,512

Total long-term debt			$228,544

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, term A loan in the amount of $50,000, term loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to restructure indebtedness under prior credit facilities and for general corporate purposes. D&E incurred a loss on extinguishment of debt of $8,013, consisting of a non-cash write-off of $6,460 of unamortized debt issuance costs of the previous credit facility and the expensing of a $1,553 of debt issuance costs related to the new credit facility. D&E capitalized approximately $451 of debt issuance costs related to the new credit facility, which will be amortized into interest expense over the life of the new credit facility. On March 31, 2004, D&E made its first quarterly scheduled repayment of $1,625 on the new credit facility.

(8) COMMITMENTS AND CONTINGENCIES

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and after construction of each site, enter into a long-term operating lease with Mountain Union for the site. Keystone is also contractually obligated to assume any operating leases entered into under the BTS. Should any of the obligations under the BTS remain unfulfilled at June 30, 2004, D&E could be subject to penalties for nonperformance. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that will not be constructed. Under the terms of the asset purchase agreement, Keystone will reimburse D&E for one-half of the penalties paid not to exceed $125. Because the underlying assets of CWC were sold under the asset purchase agreement, D&E has considered any remaining obligations and potential penalties under the BTS as a contingent liability. As of March 31, 2004, D&E has recorded $400 for its remaining commitment under the BTS.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

March 31, 2004 is $13,982. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of March 31, 2004, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

During the first quarter of 2004, the board of directors approved the purchase of a leased office building in State College, Pennsylvania for approximately $3,060 according to the terms of the purchase option in the lease.

(9) EMPLOYEE BENEFIT PLANS

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$545	$557	$41	$25
Interest Cost	861	893	82	49
Expected Return on plan assets	(868)	(906)	(13)	(8)
Amortization of initial net obligation	0	0	6	4
Amortization of prior service cost	(16)	4	0	0
Amortization of net (gain) loss	238	186	21	15

Net periodic benefit cost	$760	$734	$137	$85

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2,396 to its pension plans in 2004. As of March 31, 2004, $663 of contributions were made. The Company presently anticipates the total 2004 contributions to its pension plans will be $2,163.

(10) BUSINESS SEGMENT DATA

Our segments, excluding the Paging segment, which is reported as a discontinued segment, are RLEC, CLEC, Internet Services and Systems Integration. In the fourth quarter of 2003, D&E moved responsibility for certain products to different segment managers. Certain amounts for prior years have been reclassified to conform to the current presentation. Conestoga Wireless revenue of $460 and an operating loss of $380 for the two weeks of operations in 2003 are included in Corporate, Other and Eliminations. The measure of profitability that management uses to evaluate performance of our business segments is operating income.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$25,679	$25,977	$2,305	$2,060	$7,501	$7,833
CLEC	8,772	8,386	313	150	(890)	(961)
Internet Services	2,464	1,497	5	151	106	(5)
Systems Integration	6,142	5,170	11	10	(1,131)	(1,164)
Corporate, Other and Eliminations	708	1,055	(2,634)	(2,371)	(572)	(500)

Total	$43,765	$42,085	$—	$—	$5,014	$5,203

	Segment Assets
Segment	March 31, 2004	December 31, 2003

RLEC	$479,582	$482,765
CLEC	64,358	64,415
Internet Services	3,243	3,086
Systems Integration	19,859	20,572
Corporate, Other and Eliminations	2,968	3,410

Total	$570,010	$574,248

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended March 31,
	2004	2003
Operating income from reportable segments	$5,586	$5,703
Corporate, other and eliminations	(572)	(500)
Equity in net losses of affiliates	(532)	(678)
Interest expense	(4,051)	(4,595)
Loss on early extinguishment of debt	(8,013)	—
Other, net	673	856

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$(6,909)	$786

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operation. Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2003, as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operation. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Business Segments

Including the operations of Conestoga Enterprises, Inc. acquired in May 2002, we have operated as a rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, high speed data, Internet access and video services. We also provide business customers with integrated voice and data network solutions.

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income since individual segment managers are not responsible for such items as interest and taxes that are reported below operating income.

As of March 31, 2004, we served 142,118 RLEC access lines, 35,216 CLEC access lines, 12,790 dial-up Internet access subscribers, 8,037 digital subscriber lines (“DSL”) and 849 web hosting customers. For the quarter ended March 31, 2004, we generated total revenues of $43,765 and operating income of $5,014.

Historically, we have derived a majority of our revenues from the regulated RLEC segments. The RLEC segment accounts for approximately 64% of total first quarter of 2004 revenues and substantially all of our operating income. The decrease in RLEC access lines experienced since 2002 is significant, as

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

access lines have traditionally been monitored as an important measure of RLEC performance. Our total RLEC lines continued to decrease during the first quarter of 2004. The decreases have been primarily due to the fact that, as customers have migrated to broadband services, such as DSL and wireless services, the demand for second lines has somewhat diminished. The fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers are willing to pay more for advanced services. We believe the opportunity to provide such services is an important component of our business plan.

Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services, directory advertising and regional toll service. Network access revenue consists of charges paid by long distance and wireless companies for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and Privacy Call Manager, a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

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

Our Internet services revenue is derived from dial-up and high speed DSL Internet access services, in addition to web hosting services. We market these services primarily in our RLEC and CLEC service areas.

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

Business Strategy

Our primary business objective is to be a leading, regional wireline-focused integrated communications service provider. To achieve this objective, we will continue to pursue the following goals:

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets by offering competitive communication service packages primarily to business customers. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets.

•	We will endeavor to be a single source provider of voice, video and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. Our systems integration business enhances our service offerings, and we believe bundling of video, DSL and voice is a key part of the strategy to grow revenue and strengthen customer relationships while providing increased value.

•	We will make efforts to further expand our market share of the Internet services market by meeting or exceeding the customer service and technical requirements of individual and business customers. While we intend to maintain our dial-up Internet access customer base, we also plan to leverage our success and further focus our sales and marketing efforts on selling our high speed data and related services.

•	We will offer a broad array of enhanced telephone services to our customers that improve our general customer experience, thereby helping to retain customers.

•	We will continue to make our commitment to customer service a top priority. Customer service, provided 24 hours a day, 7 days a week and 365 days a year, strengthens our relationships with our customers and enhances our competitive position.

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

It is basic policy of the FCC and the Pennsylvania Public Utility Commission to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 (“TA-96”) has been discontinued. This development means that we could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our services and facilities through interconnection agreements to provide local services.

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology may be eliminating those advantages. The further development of voice over Internet protocol (“VoIP”) has changed voice communication to a packet data transmission process, which will place the cable companies in a competitive situation with the telephone companies. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. In that regard, the FCC has ruled that VoIP services such as those offered by Pulver.com are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. To maintain our voice business, we may in the future have to offer VoIP over our system. We are now able to offer video over our fiber-copper system that is fully capable of competing with the video services offered by the cable companies.

In April 2004, the 9th Circuit Court of Appeals refused to review its previous decision that cable modem service was in part a telecommunications service. In its previous decision, the 9th Circuit determined that the FCC was wrong when it classified cable modem service as an information service. The FCC is expected to appeal the 9th Circuit’s decision to the Supreme Court. As telecommunications service providers, cable operators may have to make their networks available to other ISPs and also may have to contribute to the Universal Service Fund. This development could result in negative impacts on our cable TV operation.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

To make the competitive picture even more complex, wireless offerings in voice and data are becoming more capable and competitive, and it appears technology has been developed that will enable electric power transmission lines to compete effectively in the communications industry. In the future, service offerings of telephone, cable and electric power lines in voice, data and video may be similar, and wireless is certainly a significant provider in voice and data. All of this will result in a highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause the telephone companies to lose their competitive edge in their territories and could result in significant inroads into their business.

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual personalized service. We are also able to provide an individual response to customer services needs. We feel that this responsiveness will be critical to our future well-being. It may be a challenge to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our relatively stable RLEC business segment provides cash flow both to pursue our business plan to evolve into a leading, regional wireline-focused integrated communications service provider and to provide a current return on investment to our shareholders in the form of the dividend that we have historically paid. However, since our resources are limited and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we will not be able to pursue every possible avenue of development and critical decisions will need to be made at various stages of our evolution as a company. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services. Maintaining our dividend payout may be challenging due to the need to invest in our future and restrictions under our financing facilities, both in the form of an annual limitation of $10,000 in dividends and the requirement to remain in compliance with financial covenants.

•	Risk of debt financing

We have recently refinanced our indebtedness. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the scheduled amortization of principal. The refinancing also lifts restrictions on the expansion of our CLEC edge-out market and eliminates the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, concluded to manage our balance sheet in order to better pursue our business plan, decreases the risks associated with our indebtedness. However, our indebtedness of approximately $236,056 as of March 31, 2004 could restrict our operations because:

•	We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	The level of indebtedness will make us more vulnerable to economic or industry downturns, and our debt service obligations increase our vulnerability to competitive pressures, as we may be more leveraged than many of our competitors.

Results of Operations

The following table is a summary of our operating results by segment for the three months ended March 31, 2004 and 2003. In the fourth quarter of 2003, D&E moved responsibility for certain products to different segment managers. Certain amounts for prior years have been reclassified to conform to the current presentation. The 2003 Corporate, Other and Eliminations amounts include Conestoga Wireless revenue of $460 and a $380 operating loss for the two weeks before its sale in January 2003:

	RLEC	CLEC	Internet Services	Systems Integration	Corporate, Other and Eliminations	Total Company
March 31, 2004
Revenues – External	$25,679	$8,772	$2,464	$6,142	$708	$43,765
Revenues – Intercompany	2,305	313	5	11	(2,634)	—

Total Revenues	27,984	9,085	2,469	6,153	(1,926)	43,765

Depreciation and Amortization	7,668	1,060	249	498	226	9,701
Other Operating Expenses	12,815	8,915	2,114	6,786	(1,580)	29,050

Total Operating Expenses	20,483	9,975	2,363	7,284	(1,354)	38,751

Operating Income (Loss)	7,501	(890)	106	(1,131)	(572)	5,014

March 31, 2003
Revenues – External	$25,977	$8,386	$1,497	$5,170	$1,055	$42,085
Revenues – Intercompany	2,060	150	151	10	(2,371)	—

Total Revenues	28,037	8,536	1,648	5,180	(1,316)	42,085

Depreciation and Amortization	7,857	975	193	424	102	9,551
Other Operating Expenses	12,347	8,522	1,460	5,920	(918)	27,331

Total Operating Expenses	20,204	9,497	1,653	6,344	(816)	36,882

Operating Income (Loss)	$7,833	$(961)	$(5)	$(1,164)	$(500)	$5,203

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Consolidated operating revenues from continuing operations increased $1,680, or 4.0%, to $43,765 for the quarter ended March 31, 2004, from $42,085 in the same period of 2003. The sale of Conestoga Wireless in January 2003, resulted in decreased revenue of $460. The increase is due to growth in sales of dedicated data circuits and leased facilities in our RLEC and CLEC segments of approximately $798, increased directory revenue of $376, and increased professional services revenue of approximately $333 in the Systems Integration business.

Consolidated operating income from continuing operations decreased $189, to $5,014, for the first quarter of 2004, from $5,203 in the same period of 2003. Operating income as a percentage of revenue decreased to 11.5% in the first quarter of 2004 compared to 12.4% in the same period of 2003. The change was primarily attributable to increased revenue as described above, offset by cost increases including labor and benefits costs of $553, incentive compensation of $206, directory expense of $375 and subcontracted labor of $229 in the Systems Integration segment.

Other income and expense was a net expense of $11,923 in the first quarter of 2004 compared to a net expense of $4,417 in the same period of 2003. Our equity in the losses of our European affiliates decreased to $532 in the first quarter of 2004 from $678 in the same period of 2003. Interest expense decreased to $4,051 in the first quarter of 2004, compared to $4,595 in the same period of 2003. An $8,013 loss on early extinguishment of debt was incurred as a result of the refinancing of our long-term debt on March 5, 2004, which includes a one-time non-cash charge of $6,460 from writing off deferred financing costs related to the May 2002 credit facility and $1,553 of one-time cash expense related to bank fees incurred to arrange the refinanced credit facility which are not able to be capitalized. The remaining $958 of unamortized costs from the May 2002 credit facility, in addition to debt issuance costs of $451 for the March 2004 refinanced credit facility which are able to be capitalized, will be amortized over the life of the new credit facility.

Income taxes were a benefit of $2,811 in the first quarter of 2004 compared to an expense of $315 in the same period of 2003 as a result of the current year loss versus a pretax income in the prior year. Our net loss was $4,114, or $0.26 per share, in the first quarter of 2004, including the approximate $4,890 or $0.31 per share after-tax loss on early extinguishment of debt, compared to a net income of $708, or $0.05 per share, in the first quarter of 2003, which included a $260 or $0.02 per share gain on the cumulative effect of a change in accounting principle.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

RLEC Segment Results

	Three months ended March 31,
	2004	2003	% Change
Revenues:
Local Telephone Service	$8,385	$8,091	3.6
Network Access	14,074	14,019	0.4
Other	5,525	5,927	(6.8)

Total Revenues	27,984	28,037	(0.2)

Depreciation and Amortization	7,668	7,857	(2.4)
Other Operating Expenses	12,815	12,347	3.8

Total Operating Expenses	20,483	20,204	1.4

Operating Income	$7,501	$7,833	(4.2)

Access Lines at March 31	142,118	144,934	(1.9)

RLEC segment revenues decreased $53, or 0.2%, to $27,984 in the three months ended March 31, 2004, from $28,037 in the three months ended March 31, 2003. Local telephone service rates increased and network access revenues decreased by a comparable amount as part of the rate rebalancing in July 2003. Additionally, the effect of decreased minutes of use in certain accounts was offset by a favorable change in the National Exchange Carrier Association (NECA) average schedule settlement formula for interstate access that took effect in July 2003. Other revenue changes include growth in dedicated data circuits and leased facilities and an increase in directory advertising revenue offset by decreases in regional long distance toll service and equipment sales.

RLEC operating expenses increased $279, or 1.4%, to $20,483 in the first quarter of 2004, from $20,204 in the same period of the prior year. The increase is due mainly to increased directory expense and incentive compensation, which were partially offset by decreases in direct cost of operations and customer service expenses.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended March 31,
	2004	2003	% Change
Revenues:
Local Telephone Service	$2,677	$2,208	21.2
Network Access	1,450	1,238	17.1
Long Distance	4,704	4,927	(4.5)
Other	254	163	55.8

Total Revenues	9,085	8,536	6.4

Depreciation and Amortization	1,060	975	8.7
Other Operating Expenses	8,915	8,522	4.6

Total Operating Expenses	9,975	9,497	5.0

Operating Loss	$(890)	$(961)	(7.4)

Access Lines at March 31	35,216	32,148	9.5

CLEC segment revenues increased $549, or 6.4%, to $9,085 in the three months ended March 31, 2004, from $8,536 in the three months ended March 31, 2003. The increase was related to the addition of access lines for new customers, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $200 primarily from rate reductions.

Operating expenses for the CLEC segment increased $478, or 5.0%, to $9,975 in the first quarter of 2004, from $9,497 in the same period of 2003. Direct cost of operations increased $170 while network access expense decreased $42. Customer service and general and administrative expenses increased $252 as a result of higher commissions and allocated corporate overheads. Continued increases in the number of access lines or customers are expected to improve operating efficiencies and improve operating results.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Internet Services Segment Results

	Three months ended March 31,
	2004	2003	% Change
Revenues	$2,469	$1,648	49.8

Depreciation and Amortization	249	193	29.0
Other Operating Expenses	2,114	1,460	44.8

Total Operating Expenses	2,363	1,653	43.0

Operating Income (Loss)	$106	$(5)

Customers at March 31
DSL	8,030	6,124	31.1
Dial-up Access	12,790	12,967	(1.4)
Web-hosting Services	849	701	21.1

Internet Services segment revenues increased $821, or 49.8%, to $2,469 in the three months ended March 31, 2004, from $1,648 in the three months ended March 31, 2003. The increase resulted from additional DSL customers and web hosting subscribers. Additionally, effective October 2003, the Internet segment began selling DSL data transmission services in addition to DSL Internet connection services, which increased revenue by $642. During the first quarter of 2004 we conducted a promotion of DSL service, which increased Internet services revenue but contributed to the decrease in RLEC access lines.

Operating expenses for the Internet Services segment increased $710, or 43.0%, to $2,363 in the first quarter of 2004, from $1,653 in the same period of 2003. The direct cost of operations increase includes $487 additional intercompany expense for wholesale DSL fees from the RLEC. The customer service expense grew $129 or 31.5% due to increased salary and benefit costs related in part to expanding customer service hours.

Systems Integration Segment Results

	Three months ended March 31,
	2004	2003	% Change
Revenues	$6,153	$5,180	18.8

Depreciation and Amortization	498	424	17.5
Other Operating Expenses	6,786	5,920	14.6

Total Operating Expenses	7,284	6,344	14.8

Operating Loss	$(1,131)	$(1,164)	(2.8)

Systems Integration segment revenues increased $973, or 18.8%, to $6,153 in the three months ended March 31, 2004, from $5,180 in the three months ended March 31, 2003. The increase consisted of $333 in communication services revenue and $640 primarily from telecommunications equipment sales and, to a lesser extent, from computer equipment sold.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the Systems Integration segment increased $940, or 14.8%, to $7,284 in the first quarter 2004, from $6,344 in the same period of 2003. The major expense variance was $447 in the cost of products sold. The direct cost of service increased as a result of sales increases and sales expense increased $185, or 24.5%, as a result of both service and product sales increases.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations. We anticipate acquisitions to be financed partly with operating cash and, partly through external sources, such as bank borrowings and offerings of debt or equity securities. During 2004, we anticipate that excess cash will be used to make voluntary reductions of debt in addition to scheduled repayments.

Net cash provided by continuing operations was $12,444 in the three months ended March 31, 2004, compared with $8,970 in the same period of 2003. The increase is primarily due to a greater reduction of accounts receivables offset by an increase in prepaid expenses in the current year.

Net cash used in investing activities was $4,846 in the three months ended March 31, 2004, compared with a net cash of $5,931 provided in the same period of 2003. Capital additions in the first quarter of 2004 were primarily for computer additions, network enhancements and outside plant expansion totaling approximately $3,500 in the RLEC and $600 for the CLEC. In 2003, the proceeds from the Conestoga Wireless sale of $10,005, were offset in part by the $3,637 of capital additions and $437 of net increase to investments and advances to affiliates.

Net cash used in financing activities was $1,397 in the three months ended March 31, 2004, compared with $961 of net cash used in the same period of 2003. In the three months of 2004, payment of dividends of $1,863 was a comparable quarterly use of funds. The long-term debt refinancing on March 5, 2004 was the significant financing activity in the current quarter with a net $2,290 of new borrowing used primarily to cover $1,902 in new debt issuance costs. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless investment.

Discontinued operations had no cash effect in 2004 but used $20,507 of cash in 2003 primarily for paying the taxes due on the sale of D&E Wireless in 2002.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Other

During the first quarter of 2004, we continued the trial of video services in Union County, Pennsylvania that was launched at the end of last year using the same DSL technology that we use for providing broadband access to customers throughout our territory. The combination of services in which we provide voice, video and high speed Internet access is known as a “triple play” bundle and is consistent with our objectives to be able to provide complete communications services to our customers. We are also testing a unique video service to Bucknell University where we use their data network to transmit video services to their students. The majority of the capital investment was made during 2003. We are looking toward a successful completion of the test phase and our ability to offer services like this to effectively deal with the cable television and wireless competition we see in the future.

External	Sources of Capital at March 31, 2004

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, term loans in the amounts of $50,000 and $150,000, respectively, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The proceeds of the credit facilities were used to restructure indebtedness under prior credit facilities and for general corporate purposes. The facilities received ratings of BB- and Ba3 from Standard & Poor’s Ratings Services and Moody’s Investors Services, respectively. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in the financial covenants and extend the amortization of principal. There is approximately $1,700 in annual cash interest savings under the new facilities. D&E incurred a one-time non-cash write-off of approximately $6,460 of unamortized debt issuance costs of the previous credit facility and capitalized approximately $451 and expensed $1,553 of costs related to the new credit facility.

As of March 31, 2004, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $48,750), Term Loan B (a $150,000 single draw 8.5-year senior term loan with a remaining balance of $149,625) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired their long-term loans of $35,000, which were transferred to D&E Communications under the same terms as part of the refinancing.

The Term Loan A requires interest payments with increasing quarterly principal payments beginning in the first quarter of 2004 through the second quarter 2011. The Term Loan B requires interest payments with increasing quarterly principal payments beginning in the first quarter of 2004 through the fourth of quarter 2011. The revolving credit facility requires interest only payments until December 31, 2006 when the commitment will be reduced from $25,000 to $15,000 and then until the final required payment on June 30, 2011. Interest on both the term loans and the revolving credit facility is payable at the U.S. prime rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee must be

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

paid on the unused portion of the revolving credit facility. The fixed interest rate loans of $35,000 transferred from Conestoga require interest only payments until the first quarter of 2005 and equal quarterly principal payments from the first quarter of 2005 through the fourth quarter of 2014.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio and debt service coverage. As of March 31, 2004, we had no other unsecured lines of credit. As of March 31, 2004, the full $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital increased to 54.7% at March 31, 2004 from 53.6% at December 31, 2003 due to the increase in long-term debt and the reduction of capital caused by the $8,013 of loss on early extinguishment of debt.

Maturities of long-term debt as of March 31, 2004, under the May 24, 2002 and the March 5, 2004 credit facilities are as follows:

Year	May 24, 2002 Credit Facility	March 5, 2004 Credit Facility
2004	$8,750	$6,500
2005	21,000	10,000
2006	27,250	10,000
2007	27,250	12,500
2008	29,750	12,500
Thereafter	117,050	183,500

The interest rates on the new loan facility depending on the leverage ratio are as follows:

Term Loan A	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%
Term Loan B	U.S. Prime plus 1.50% to 1.75% or LIBOR plus 2.50% to 2.75%
Revolving Loan	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%

The financial covenant ratios in the new loan facility are as follows:

Total Leverage Ratio = Indebtedness divided by Cash Flow	<4.25
Declines to <2.75 after 1/1/2008
Total Indebtedness to Total Capitalization Ratio	<60%
Debt Service Coverage = Cash Flow divided by Debt Service	>1.75
Pro forma last year Cash Flow/next year’s Debt Service
Operating Cash Flow divided by Fixed Charges	>1.05

Cash Flow as used for covenant calculations is defined as “Operating Cash Flow” which means the sum of (i) net income or deficit, as the case may be (excluding extraordinary gains, extraordinary losses (including without limitation, any realization of the unamortized debt

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

issuance cost from the Current Credit Agreement), the non-cash write up or write down of any asset), (ii) total interest expense (including non-cash interest), (iii) depreciation and amortization expense and other similar non-cash expenses, (iv) taxes, federal or state, imposed upon income and (v) non-cash employee and director compensation. For any period of calculation, Operating Cash Flow will be adjusted to give effect to any acquisition, sale or other disposition of any operation of business (or any portion thereof) during the period of calculation as if such acquisition, sale or other disposition occurred on the first day of such period of calculation. Further, the definition of fixed charges no longer includes dividend payments.

Commitments,	Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2004, other than for operations, include capital expenditures, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On April 29, 2004, we declared a quarterly common stock dividend of $0.125 per share payable on June 15, 2004, to holders of record on June 1, 2004. We expect that this dividend will result in an aggregate payment of approximately $1,900. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and after construction of each site, enter into a long-term operating lease with Mountain Union for the site. Keystone is also contractually obligated to assume any operating leases entered into under the BTS. Should any of the obligations under the BTS remain unfulfilled at June 30, 2004, D&E could be subject to penalties for nonperformance. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that will not be constructed. Under the terms of the asset purchase agreement, Keystone will reimburse D&E for one-half of the penalties paid not to exceed $125. Because the underlying assets of CWC were sold under the asset purchase agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of March 31, 2004, D&E has recorded $400 for its remaining commitment under the BTS.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of March 31, 2004 is $13,982. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of March 31, 2004, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

We hold a 33% interest in EuroTel and a 28.88% direct interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In the three months ended March 31, 2004, D&E made advances of $50 to EuroTel and we expect that our total 2004 advances will be less than $1,000 in the aggregate.

During 2003, we successfully won bids and paid $828 in the Federal Communications Commission auction for licenses in five geographic areas within our service territory. These licenses will enable us to provide wireless data services in Lancaster, Reading, Altoona, Williamsport and State College, Pennsylvania. A plan for implementing the use of these licenses has yet to be determined.

During the first quarter of 2004, the board of directors approved the purchase of a leased office building in State College, which is reported as a capital lease included in long-term debt. The purchase is anticipated to be completed during the second quarter of 2004 for approximately $3,060 according to the terms of the purchase option in the lease. The purchase will reduce the total cash outflow over the term of the lease. Additionally, our debt covenants will be more easily met by removing the capital lease from debt used in calculating our loan covenants.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Revenue Recognition

Revenue for all of our business segments is recorded when services are provided or products are delivered, when the price is fixed or determinable, persuasive evidence of an arrangement exists and the collectibility of the resulting receivable is reasonably assured. Our RLEC and CLEC pricing is subject to oversight by both state and federal regulatory commissions.

Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from our RLEC and CLEC operations. We monitor these proceedings closely and make adjustments to revenue accordingly.

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivables on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first quarter of 2003 and 2004, we have not recorded significant adjustments to our revenues as a result of our participation in these pools.

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

Investment in Unconsolidated Affiliates

We have investments and advances to affiliated entities that are accounted for under the equity method of accounting. We periodically evaluate whether there have been declines in value in these investments, and if so, whether these declines are considered temporary or other-than-temporary. Other-than-temporary declines would be recognized as realized losses in earnings. Evidence of a loss in value includes, but is not limited to, our inability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The fair value of an investment that is less than its book value may indicate a loss in value of the investment. Our evaluations are based on many factors, including the duration and extent to which the fair value is less than carrying amount; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment, including strategic factors.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Recent Accounting Pronouncements

In January 2004, the FASB issued Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). D&E has elected to defer accounting for the effects of the Act until authoritative guidance is issued to account for the federal subsidy. The accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the financial statements and the accompanying notes do not reflect the impact of the Act. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the company to change previously reported information.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Factors Affecting Our Prospects

Our indebtedness could restrict our operations.

As of March 31, 2004, we had approximately $236,056 of total indebtedness, including current maturities. See “External Sources of Capital at March 31, 2004” above. This indebtedness could restrict our operations due to the following factors, among others:

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

The convergence of voice and data communications technologies is making significant inroads in the communications industry. For several years, telephone companies and cable companies have been able to provide data transmission with telephone companies having the advantage in voice and cable companies the advantage in video. Technology may be eliminating those advantages. The further development of VoIP has changed voice communication to a packet data transmission process, which will place cable companies in a competitive situation with telephone companies. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. In that regard, the FCC has ruled that VoIP services such as those offered by Pulver.com are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. To maintain our voice business, we may in the near future have to offer VoIP over our network system. We are now able to offer video in certain markets over our fiber-copper system that is fully capable of competing with the video services offered by cable companies. Adding to the complexity of the competitive environment, wireless offerings in voice and data are becoming more capable and competitive; and it appears technology has been developed that will enable electric power transmission lines to compete in the communications industry. In the future, service offerings of telephone, cable and electric companies in voice, data and video may be similar, while wireless is a significant provider in voice and data. All of these

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

developments will result in a highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause telephone companies to lose their competitive edge in their territories and consequently result in significant inroads into their business.

In April 2004, the 9th Circuit Court of Appeals refused to review its previous decision that cable modem service was in part a telecommunications service. In its previous decision, the 9th Circuit determined that the FCC was wrong when it classified cable modem service as an information service. The FCC is expected to appeal the 9th Circuit’s decision to the Supreme Court. As telecommunications service providers, cable operators may have to make their networks available to other ISPs and also may have to contribute to the Universal Service fund. This development could result in negative impacts on our cable TV operation.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The communications industry is increasingly competitive, and this competition has resulted in pricing pressure on our service offerings. We may experience increased competitive pressures, which could have a negative effect on our revenues and earnings.

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises, Choice One and XO Communications;

•	wireless service providers, including Cingular Wireless, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Adelphia, Comcast, Pencor Services, Atlantic Broadband LLC and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage;

•	providers of communications services, such as long distance services, including AT&T, Sprint, MCI and Verizon Communications;

•	systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.; and

•	in the future could include electric power companies.

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

We may be unable to successfully complete the conversion of the D&E and Conestoga billing systems into a single system, and such inability could have an adverse impact on our profitability.

The conversion of the billing systems of D&E and Conestoga into a single system continues to involve significant risks. Even though the conversion of the billing systems has continued as planned, the amount of management attention diverted to conversion efforts may limit their ability to work on other business matters.

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

At its February 20, 2003 public meeting, the FCC voted on rules concerning ILECs’ obligations to make elements of their networks available on an unbundled basis to new entrants. The Order (“the TRO”) was published on August 21, 2003. According to the TRO, ILECs would not be obligated to give competitors unbundled access to broadband and fiber lines that the ILEC’s deploy in the future to provide broadband service. The FCC planned to limit the ILECs’ obligations to unbundle access to other elements of their systems, such as switches. The FCC established an impairment standard to determine whether ILECs must open elements of their systems to competitive providers. The standard is whether economic and operational impairment exists in a particular market necessitating the unbundling of elements of the ILECs’ systems for competitive providers. The state public utility commissions were tasked with conducting proceedings to apply the stated impairment standards to their specific markets. The PA PUC undertook its proceedings and was in the final decision stage when, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit invalidated significant portions of the TRO. Most relevantly, the Appeals Court ruled that the FCC had delegated too much authority to the states and had not established sufficient bases for its order to unbundle mass market switches and transport facilities. Further, the Appeals Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-home loops and line sharing, but partially remanded the FCC’s rules on enhanced extended loops (“EELs”) used for provision of long distance service. The Court temporarily stayed its vacating of the rules until the later of 60 days or the denial of any petition for rehearing. The PA PUC has not yet stated its position as concerns the pending state proceedings under the original TRO and we are uncertain as to the outcome of this process. ILECs

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

and CLECs may now turn to tariffs and/or market-based contract pricing to continue to purchase the vacated unbundled elements for the immediate future. In an effort to bring some certainty to our CLEC business while the legal and regulatory processes develop, we have voluntarily negotiated a new interconnection agreement with Sprint and are in the process of negotiating an amendment to our interconnection agreements with Verizon Communications. These new contracts will enable us to continue leasing needed unbundled network elements at set rates with no interruption to our customers.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of March 31, 2004, our debt can be categorized as follows:

Fixed interest rates:
Secured Term Loans	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	$—
Senior Secured Term Loans	$198,375

As part of our loan covenant conditions, we have arranged interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of March 31, 2004, our bank debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for two years through interest rate swaps	$35,000	5.29%	$35,000
Rates fixed for three years through interest rate swaps	$35,000	5.55%	$35,000
Rates fixed for four years through interest rate swaps	$35,000	6.23%	$35,000
Fixed rate debt, rates fixed for twelve years	$35,000	9.35%	$42,830

Total fixed rates 60% of total debt	$140,000	6.60%	$147,830
Variable rate debt 40% of total debt	$93,375	3.83%	$93,375

If interest rates rise above the rates of the variable debt, we could realize additional interest expense of $467 for each 50 basis points above the variable rates. If rates were to decline, we would realize less interest expense of approximately $467 for each 50 basis point decrease in rates.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value of Liability
11/25/02 to 11/25/04	$35,000	6.29%	3.87%	$359
12/04/02 to 12/04/05	$35,000	6.93%	3.62%	$762
11/25/02 to 11/25/06	$35,000	7.23%	3.87%	$1,268

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

Item 4. Controls and Procedures

As of March 31, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

(b) Reports on Form 8-K:

A current report on Form 8-K dated March 16, 2004, was filed during the quarter ended March 31, 2004. The report announced the earnings for the year ended December 31, 2003.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.
Date: May 10, 2004

	By:	/s/ G. William Ruhl
G. William Ruhl
Chief Executive Officer
Date: May 10, 2004

	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer