Form 10-Q
period 2004-06-30
D&E COMMUNICATIONS INC
filed 2004-08-06
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock, par value $0.16 per share	15,576,820 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
OPERATING REVENUES
Communication service revenues	$40,325	$38,975	$80,384	$77,833
Communication products sold	2,970	3,698	5,985	6,343
Other	840	614	1,531	1,196

Total operating revenues	44,135	43,287	87,900	85,372

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	16,268	14,472	31,851	29,429
Cost of communication products sold	2,405	2,755	4,825	5,016
Depreciation and amortization	9,918	9,576	19,619	19,127
Marketing and customer services	4,166	3,891	8,147	7,930
General and administrative services	6,187	6,126	13,253	12,200

Total operating expenses	38,944	36,820	77,695	73,702

Operating income	5,191	6,467	10,205	11,670

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(318)	(682)	(850)	(1,360)
Interest expense	(3,264)	(4,602)	(7,315)	(9,197)
Loss on early extinguishment of debt	—	—	(8,013)	—
Other, net	320	72	993	928

Total other income (expense)	(3,262)	(5,212)	(15,185)	(9,629)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	1,929	1,255	(4,980)	2,041

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK

Income taxes (benefit)	600	428	(2,211)	743
Dividends on utility preferred stock	17	17	33	33

Total income taxes and dividends on utility preferred stock	617	445	(2,178)	776

Income (loss) from continuing operations	1,312	810	(2,802)	1,265

Discontinued operations:
Loss from operations of discontinued Paging business, net of income tax benefit of $24 and $27	—	(46)	—	(53)

Income (loss) before cumulative effect of change in accounting principle	1,312	764	(2,802)	1,212

Cumulative effect of change in accounting principle, net of income taxes of $177 (See Note 3)	—	—	—	260

NET INCOME (LOSS)	$1,312	$764	$(2,802)	$1,472

Weighted average common shares outstanding (basic)	15,564	15,453	15,557	15,437
Weighted average common shares outstanding (diluted)	15,631	15,498	15,557	15,480

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.08	$0.05	$(0.18)	$0.08
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Cumulative effect of accounting change (See Note 3)	0.00	0.00	0.00	0.02

Net income (loss) per common share	$0.08	$0.05	$(0.18)	$0.10

Dividends per common share	$0.13	$0.13	$0.25	$0.25

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,780	$12,446
Accounts receivable, net of reserves of $1,206 and $1,410	16,908	20,956
Inventories, lower of cost or market, at average cost	3,492	3,552
Prepaid expenses	10,617	8,914
Other	1,216	1,141

TOTAL CURRENT ASSETS	41,013	47,009

INVESTMENTS
Investments in and advances to affiliated companies	3,011	3,611

PROPERTY, PLANT AND EQUIPMENT
In service	326,214	320,720
Under construction	8,810	5,964

	335,024	326,684
Less accumulated depreciation	152,450	137,533

	182,574	189,151

OTHER ASSETS
Goodwill	149,094	149,127
Intangible assets, net of accumulated amortization	170,495	173,594
Other	5,557	11,756

	325,146	334,477

TOTAL ASSETS	$551,744	$574,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$8,288	$11,001
Accounts payable and accrued liabilities	17,706	18,507
Accrued taxes	802	2,120
Accrued interest and dividends	1,482	1,949
Advance billings, customer deposits and other	9,966	10,323

TOTAL CURRENT LIABILITIES	38,244	43,900

LONG-TERM DEBT	213,500	222,765

OTHER LIABILITIES
Deferred income taxes	86,696	88,295
Other	16,782	17,248

	103,478	105,543

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 at June 30, 2004 and 30,000 at December 31, 2003	2,537	2,533
Outstanding shares: 15,573 at June 30, 2004 and 15,547 at December 31, 2003
Additional paid-in capital	159,859	159,515
Accumulated other comprehensive income (loss)	(4,045)	(4,865)
Retained earnings	42,007	48,693
Treasury stock at cost, 307 shares at June 30, 2004 and December 31, 2003	(5,282)	(5,282)

	195,076	200,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$551,744	$574,248

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$23,870	$20,021

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(9,802)	(7,951)
Proceeds from Conestoga Wireless and Paging sales	—	10,176
Increase in investments and advances to affiliates	(384)	(825)
Decrease in investments and repayments from affiliates	134	120

Net Cash Provided By (Used In) Investing Activities from Continuing Operations	(10,052)	1,520

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,727)	(3,689)
Payments on long-term debt	(211,978)	(11,264)
Proceeds from long-term debt financing	200,000	12,000
Payment of debt issuance costs	(1,971)	—
Proceeds from issuance of common stock	192	588

Net Cash Used In Financing Activities from Continuing Operations	(17,484)	(2,365)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(3,666)	19,176

CASH USED IN DISCONTINUED OPERATIONS
Cash Used in Operating Activities of Discontinued Operations	—	(20,553)

Net Cash Used In Discontinued Operations	—	(20,553)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,666)	(1,377)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	12,446	15,514

END OF PERIOD	$8,780	$14,137

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2004 and 2003

(in thousands)

(Unaudited)

	2004		2003
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,854	$2,533	15,721	$2,512
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans	26	4	36	5
Common stock issued for stock options exercised	—	—	42	7

Balance at June 30	15,880	2,537	15,799	2,524

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		159,515		158,101
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans		344		378
Common stock issued for stock options exercised		—		377

Balance at June 30		159,859		158,856

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(4,865)		(7,071)
Unrealized gain on investments, net of tax		—		464
Unrealized gain (loss) on interest rate swap agreements, net of tax		820		(720)

Balance at June 30		(4,045)		(7,327)

RETAINED EARNINGS
Balance at beginning of year		48,693		52,343
Net income (loss)		(2,802)		1,472
Dividends on common stock: $0.25 per share for each period		(3,884)		(3,856)

Balance at June 30		42,007		49,959

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(307)	(5,282)
Treasury stock acquired	—	—	—	—

Balance at June 30	(307)	(5,282)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	15,573	$195,076	15,492	$198,730

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,312	$764	$(2,802)	$1,472
Unrealized gain on investments, net of income taxes of $0, $251, $0 and $284	—	410	—	464
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of $744, ($335), $560 and ($493)	1,089	(488)	820	(720)

Total comprehensive income (loss)	$2,401	$686	$(1,982)	$1,216

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly-owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E or the Company.

The accompanying financial statements are unaudited and have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results for the year ended December 31, 2004.

2. Stock Compensation

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,312	$764	$(2,802)	$1,472
Add: stock-based employee compensation included in reported net income (loss), net of related tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(12)	(12)	(25)	(25)

Pro forma net income (loss)	$1,300	$752	$(2,827)	$1,447

Basic and diluted income (loss) per share:
As reported	$0.08	$0.05	$(0.18)	$0.10
Pro forma	$0.08	$0.05	$(0.18)	$0.09

The fair value of options granted and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following assumptions, which have not changed because no options were granted in 2003 or in the first six months of 2004. Employee Stock Purchase Plan purchases were made each month at a 10% discount from market price with separate Black-Scholes assumptions.

	Option Plan	Stock Purchase Plan
Dividend yield	2.55%	4.28%
Expected life	5 years	0.16 years
Expected volatility	60.30%	10.00%
Risk Free interest rate	4.47%	1.00%

3. Accounting Changes and Recent Accounting Pronouncements

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

D&E has one significant variable interest entity through its ownership interest in EuroTel, L.L.C. (“EuroTel”). D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (“PenneCom”), an international telecommunications holding company, and holds a 27.85% investment in Pilicka, a telecommunications company located in Poland. D&E has participated in this joint venture since January 1997. EuroTel, PenneCom and Pilicka are referred to herein as our European affiliates.

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

On December 8, 2003, a new law was enacted, “the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which provides a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Under FSP 106-1, D&E elected to defer accounting for the effects of the Act.

In May 2004, the FASB issued Staff Position No. (FSP) 106-2, "Accounting and Disclosure Requirements Related To the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit available to employers whose prescription drug benefits are actuarially equivalent to the drug benefit provided under Medicare Part D. It also contains guidance for alternatives of prospective or retroactive transition accounting treatment. FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004. D&E is currently waiting for the actuarially equivalent guidelines to be released so that it can evaluate if the prescription drug benefits provided by its health care plans are actuarially equivalent to the Medicare Part D benefit under the Act. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

4. Earnings per Share

Basic earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed conversions of employee stock options. Options to purchase 59,500, 70,104, 256,915 and 70,104 shares for the three months and six months ended June 30, 2004 and 2003, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. The following table shows how earnings per share were computed for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic earnings (loss) per share computation
Income (loss) from continuing operations	$1,312	$810	$(2,802)	$1,265
Income (loss) from discontinued operations	—	(46)	—	(53)
Cumulative effect of accounting change	—	—	—	260

Net income (loss)	$1,312	$764	$(2,802)	$1,472

Weighted average shares (thousands)	15,564	15,453	15,557	15,437

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.08	$0.05	$(0.18)	$0.08
Income (loss) from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	0.02

Net income (loss) per common share	$0.08	$0.05	$(0.18)	$0.10

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Diluted earnings (loss) per share computation
Income (loss) from continuing operations	$1,312	$810	$(2,802)	$1,265
Income (loss) from discontinued operations	—	(46)	—	(53)
Cumulative effect of accounting change	—	—	—	260

Net income (loss)	$1,312	$764	$(2,802)	$1,472

Weighted average shares (thousands)	15,564	15,453	15,557	15,437
Plus incremental shares from assumed stock option exercises	67	45	—	43

Adjusted weighted average shares	15,631	15,498	15,557	15,480

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.08	$0.05	$(0.18)	$0.08
Income (loss) from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	0.02

Net income (loss) per common share	$0.08	$0.05	$(0.18)	$0.10

5. Intangible Assets

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	June 30, 2004	December 31, 2003
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(11,486)	(8,729)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(833)	(633)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,138)	(996)

Net intangible assets	$170,495	$173,594

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Aggregate amortization expense related to these intangible assets recorded for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, was $1,549, $1,549, $3,099 and $3,099, respectively.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2004	$6,198
2005	5,824
2006	5,513
2007	5,513
2008	5,513

Goodwill decreased $33 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition.

6. Discontinued Operations

D&E Wireless

D&E owned a fifty percent partnership interest in PCS ONE. On April 1, 2002, D&E consummated the sale of PCS ONE.

During the three-month period ended March 31, 2003, D&E paid $20,500 in taxes related to gain on sale of PCS ONE which are included in cash used in operating activities of discontinued operations in the statement of cash flows.

Paging Services

During the third quarter of 2002, D&E committed to a plan to sell the assets of Conestoga Mobile Systems' ($205) and D&E's paging operations ($10). As such, the assets were reported as held for sale and the results of operations were reported in discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets were not depreciated while they were held for sale. In January 2003, we entered into an agreement to sell our paging operations' assets for $215. The transaction closed for $171 on May 29, 2003. The final selling price was less than anticipated and resulted in a $29 net of tax asset impairment. This was caused by a smaller customer base on the date of sale than anticipated when the agreement was entered into. No liabilities were included as part of the sale.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Summarized income statement information for the discontinued operations of the paging services were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$—	$64	$—	$236
Expenses	—	134	—	316

Operating loss	—	(70)	—	(80)
Income taxes (benefit)	—	(24)	—	(27)

Loss from paging operations, net of taxes	$—	$(46)	$—	$(53)

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

In July 2002, EuroTel’s subsidiary, PenneCom, initiated a legal action against an investment bank and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals rejected an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

The summarized results of operations of EuroTel were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$—	$—	$—	$—
Net loss	(189)	(919)	(942)	(1,878)
D&E’s share of loss	(63)	(306)	(314)	(626)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The summarized results of operations of Pilicka were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$2,778	$2,633	$5,393	$4,983
Net loss	(478)	(900)	(1,049)	(1,738)
D&E’s share of loss	(138)	(260)	(303)	(502)
Investment amortization	(117)	(116)	(233)	(232)
Total loss	(255)	(376)	(536)	(734)

8. Long Term Debt

The following table sets forth the total long-term debt outstanding:

	Average Interest Rate	Maturity	June 30, 2004
Senior Secured Revolving Credit Facility	3.87%	2011	$—
Senior Secured Term Loan B	4.86%	2011	147,689
Senior Secured Term Loan A	5.35%	2011	39,061
Secured Term Loan	9.34%	2014	20,000
Secured Term Loan	9.36%	2014	15,000
Capital lease obligations			38

			221,788
Less current maturities			8,288

Total long-term debt			$213,500

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, Term Loan A in the amount of $50,000, Term Loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to restructure indebtedness under prior credit facilities and for general corporate purposes. D&E incurred a loss on the early extinguishment of debt of $8,013, consisting of a non-cash write-off of $6,460 of unamortized debt issuance costs of the previous credit facility and the expensing of $1,553 of debt issuance costs related to the new credit facility. D&E capitalized approximately $519 of debt issuance costs related to the new credit facility, which will be amortized into interest expense over the life of the new credit facility. On March 31, 2004, D&E began making quarterly scheduled payments of $1,625 on the new credit facility. In May 2004, D&E made a voluntary prepayment of $10,000 of which $8,439 and $1,561 was applied to Term Loan A and Term Loan B, respectively.

On June 8, 2004, a capital lease obligation of $2,613 was eliminated in connection with the purchase of an office building previously held under a capital lease arrangement.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

9. Commitments and Contingencies

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga's obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga's wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of June 30, 2004, D&E has recorded $400 for its remaining commitment under the BTS as the potential penalty for the four remaining sites. Zoning approval has been received for two of the four sites, and Keystone Wireless has committed to lease space on both sites. Therefore, D&E’s remaining liability under the BTS will be $200 for two towers not built. In addition, under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and up to $62.5 for the second.

As part of the Company's acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga's wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2004 is $14,059. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of June 30, 2004, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E has entered an agreement with Citizens Communications Company under which D&E will purchase 1,333,500 shares of its common stock from Citizens at a price of $10.00 per share. D&E intends to draw $10,000 on its existing revolving credit facility along with cash on hand to fund the repurchase.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

10. Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$587	$557	$41	$25
Interest Cost	901	893	82	49
Expected Return on plan assets	(868)	(906)	(13)	(8)
Amortization of initial net obligation	—	—	6	4
Amortization of prior service cost	(18)	4	—	—
Amortization of net (gain) loss	274	186	21	15

Net periodic benefit cost	$876	$734	$137	$85

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$1,132	$1,114	$82	$50
Interest Cost	1,762	1,786	164	98
Expected Return on plan assets	(1,736)	(1,812)	(26)	(16)
Amortization of initial net obligation	—	—	12	8
Amortization of prior service cost	(34)	8	—	—
Amortization of net (gain) loss	512	372	42	30

Net periodic benefit cost	$1,636	$1,468	$274	$170

The Company expects to contribute $2,163 to its defined benefit pension plans in 2004. As of June 30, 2004, $1,163 of contributions were made. D&E provides an opportunity for grandfathered retiring members of the Pension Plan for Employees of Buffalo Valley and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for grandfathered retiring members of the Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement. On July 21, 2004 the Company decided to discontinue offering these benefits for non-union grandfathered employees who will not be eligible to retire with these health benefits by June 30, 2005. As a result of this amendment to the postretirement plans, the Company expects that its accumulated postretirement benefit obligation will decrease by approximately $1,200 and the annual postretirement benefits expense will decrease by $104 in 2004 and $250 in 2005 and later years.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

11. Sales Tax

On July 15, 2004, D&E received a Stipulation for Judgment from the Commonwealth of Pennsylvania to settle a request for refund of sales taxes. D&E anticipates a net receipt of approximately $600 for the settlement during the third quarter of 2004.

12. Business Segment Data

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$25,476	$26,229	$2,358	$1,973	$7,273	$8,737
CLEC	9,014	8,697	313	175	(741)	(906)
Internet Services	2,572	1,518	6	169	(5)	(13)
Systems Integration	6,230	6,227	13	5	(1,189)	(1,150)
Corporate, Other and Eliminations	843	616	(2,690)	(2,322)	(147)	(201)

Total	$44,135	$43,287	$—	$—	$5,191	$6,467

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$51,155	$52,206	$4,663	$4,033	$14,774	$16,570
CLEC	17,786	17,083	626	325	(1,631)	(1,867)
Internet Services	5,036	3,015	11	320	101	(18)
Systems Integration	12,372	11,397	24	15	(2,320)	(2,314)
Corporate, Other and Eliminations	1,551	1,671	(5,324)	(4,693)	(719)	(701)

Total	$87,900	$85,372	$—	$—	$10,205	$11,670

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Segment Assets
Segment	June 30, 2004	December 31, 2003
RLEC	$477,535	$482,765
CLEC	63,990	64,415
Internet Services	3,224	3,086
Systems Integration	19,605	20,572
Corporate, Other and Eliminations	(12,610)	3,410

Total	$551,744	$574,248

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Operating income from reportable segments	$5,338	$6,668	$10,924	$12,371
Corporate, other and eliminations	(147)	(201)	(719)	(701)
Equity in net losses of affiliates	(318)	(682)	(850)	(1,360)
Interest expense	(3,264)	(4,602)	(7,315)	(9,197)
Loss on early extinguishment of debt	—	—	(8,013)	—
Other, net	320	72	993	928

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$1,929	$1,255	$(4,980)	$2,041

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

Business Segments

We operate as a rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, high speed data, Internet access and video services. We also provide business customers with integrated voice and data network solutions.

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income because individual segment managers are not responsible for such items as interest and taxes that are reported below operating income.

As of June 30, 2004, we served 141,270 RLEC access lines, 35,338 CLEC access lines, 12,514 dial-up Internet access subscribers, 8,706 digital subscriber lines (“DSL”) and 872 web hosting customers. For the quarter ended June 30, 2004, we generated total revenues of $44,135 and operating income of $5,191.

Historically, we have derived a majority of our revenues from the regulated RLEC segment. The RLEC segment external revenues account for approximately 58% of the total second quarter 2004 consolidated revenues and substantially all of our operating income. The decrease in RLEC access lines experienced since 2002 is significant, as access lines have traditionally been monitored as an important measure of RLEC performance. Our total RLEC lines continued to decrease during the second quarter of 2004. The decreases have been primarily due to the fact that, customers have migrated second lines to broadband services, such as DSL. Additionally, customers transferring to wireless services decreases the

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

demand for first and second lines. We believe the fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers are willing to pay for advanced services. The opportunity to provide such services is an important component of our business plan.

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

Our CLEC segment provides similar service to the RLEC segment, however it operations are less regulated. Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of charges paid by long distance companies and other telecommunications carriers’ customers for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID and call waiting. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

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

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Additionally, our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL Internet service. Our Systems Integration business incurs expenses primarily related to subcontracted services, and equipment and materials used in the course of the installation and provision of our products and services.

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

It is basic policy of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 (“TA-96”) has been discontinued. Since we did not receive additional extensions of this suspension, competitors will be allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services.

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology may be eliminating those advantages. The further development of voice over Internet protocol (“VoIP”) has changed voice communication to a packet data transmission process, which may enable cable companies to compete with telephone companies for voice transmission services. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. In that regard, the FCC has ruled that VoIP services such as those offered by Pulver.com are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. To maintain our voice business, we may in the future have to offer VoIP over our system. Our VoIP initiatives will help keep our focus on converged services and networks as well as serving to drive efficiency into the operation of the business. In certain markets, we are now able to offer video service over our fiber-copper system that competes with the video services offered by the cable companies.

In April 2004, the 9th Circuit Court of Appeals refused to review its previous decision that cable modem service was in part a telecommunications service. In its previous decision, the 9th Circuit determined that the FCC was wrong when it classified cable modem service as an information service. The FCC has received three filing extensions from the U.S. Supreme Court, with the appeal filing presently due by August 30, 2004. The 9th Circuit granted a stay of its decision pending Supreme Court Review. As telecommunications service providers, cable operators may have to make their networks available to other ISPs and also may have to contribute to the Universal Service Fund. This development could result in negative impacts on our cable TV operation.

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

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual personalized service. We are also able to provide an individual response to customer services needs. We feel that this responsiveness will be critical to our future operations. It may be a challenge to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

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

We have recently refinanced our indebtedness. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the scheduled amortization of principal. The refinancing also lifts restrictions on the expansion of our CLEC edge-out market and eliminates the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, concluded to manage our balance sheet in order to better pursue our business plan, decreases the risks associated with our indebtedness. However, our indebtedness of approximately $221,788 as of June 30, 2004 could restrict our operations because:

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three months ended June 30, 2004 and 2003. In the fourth quarter of 2003, D&E moved responsibility for certain products to different segment managers. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income.

	RLEC	CLEC	Internet Services	Systems Integration	Corporate, Other and Eliminations	Total Company
June 30, 2004
Revenues – External	$25,476	$9,014	$2,572	$6,230	$843	$44,135
Revenues – Intercompany	2,358	313	6	13	(2,690)	—

Total Revenues	27,834	9,327	2,578	6,243	(1,847)	44,135

Depreciation and Amortization	7,874	1,067	255	487	235	9,918
Other Operating Expenses	12,687	9,001	2,328	6,945	(1,935)	29,026

Total Operating Expenses	20,561	10,068	2,583	7,432	(1,700)	38,944

Operating Income (Loss)	$7,273	$(741)	$(5)	$(1,189)	$(147)	5,191

June 30, 2003
Revenues – External	$26,229	$8,697	$1,518	$6,227	$616	$43,287
Revenues – Intercompany	1,973	175	169	5	(2,322)	—

Total Revenues	28,202	8,872	1,687	6,232	(1,706)	43,287

Depreciation and Amortization	7,868	994	207	416	91	9,576
Other Operating Expenses	11,597	8,784	1,493	6,966	(1,596)	27,244

Total Operating Expenses	19,465	9,778	1,700	7,382	(1,505)	36,820

Operating Income (Loss)	$8,737	$(906)	$(13)	$(1,150)	$(201)	$6,467

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the six months ended June 30, 2004 and 2003. The 2003 Corporate, Other and Eliminations amounts include Conestoga Wireless revenue of $460 and a $380 operating loss for the two weeks before its sale in January 2003.

	RLEC	CLEC	Internet Services	Systems Integration	Corporate, Other and Eliminations	Total Company
June 30, 2004
Revenues – External	$51,155	$17,786	$5,036	$12,372	$1,551	$87,900
Revenues – Intercompany	4,663	626	11	24	(5,324)	—

Total Revenues	55,818	18,412	5,047	12,396	(3,773)	87,900

Depreciation and Amortization	15,542	2,127	504	985	461	19,619
Other Operating Expenses	25,502	17,916	4,442	13,731	(3,515)	58,076

Total Operating Expenses	41,044	20,043	4,946	14,716	(3,054)	77,695

Operating Income (Loss)	$14,774	$(1,631)	$101	$(2,320)	$(719)	$10,205

June 30, 2003
Revenues – External	$52,206	$17,083	$3,015	$11,397	$1,671	$85,372
Revenues – Intercompany	4,033	325	320	15	(4,693)	—

Total Revenues	56,239	17,408	3,335	11,412	(3,022)	85,372

Depreciation and Amortization	15,725	1,969	400	840	193	19,127
Other Operating Expenses	23,944	17,306	2,953	12,886	(2,514)	54,575

Total Operating Expenses	39,669	19,275	3,353	13,726	(2,321)	73,702

Operating Income (Loss)	$16,570	$(1,867)	$(18)	$(2,314)	$(701)	$11,670

Consolidated Operations

Three months ended June 30, 2004 compared

to three months ended June 30, 2003

Consolidated operating revenues from continuing operations increased $848, or 2.0%, to $44,135 for the quarter ended June 30, 2004, from $43,287 in the same period of 2003. The increase is primarily due to growth in sales of dedicated data circuits and leased facilities in our RLEC and CLEC segments of approximately $579 and increased directory revenue of $368.

Consolidated operating income from continuing operations decreased $1,276, to $5,191, for the second quarter of 2004, from $6,467 in the same period of 2003. Operating income as a percentage of revenue decreased to 11.8% in the second quarter of 2004 compared to 14.9% in the same period of 2003. The change was primarily attributable to cost increases, including wage and benefits costs of $934 and directory expense of $315, which more than offset the increased revenues described above. Employee costs were lower in the RLEC, but increased in all other segments. The video service trial we have conducted, which is reported as part of the corporate and other amounts, also contributed to the decrease in operating profit.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Other income and expense was a net expense of $3,262 in the second quarter of 2004 compared to a net expense of $5,212 in the same period of 2003. Our equity in the losses of our European affiliates decreased to $318 in the second quarter of 2004 from $682 in the same period of 2003. Interest expense decreased to $3,264 in the second quarter of 2004, compared to $4,602 in the same period of 2003. Other, net increased $248 to $320 primarily from $154 of interest income received on a quarterly basis in 2004 from the note receivable acquired from the sale of the assets of Conestoga Wireless and a $132 gain on the sale of real estate sold in 2004.

Income taxes were $600 in the second quarter of 2004 compared to $428 in the same period of 2003 as a result of the increased pretax income in 2004. Our net income was $1,312, or $0.08 per share, in the second quarter of 2004 compared to $764, or $0.05 per share income in the second quarter of 2003.

Six months ended June 30, 2004 compared

to six months ended June 30, 2003

Consolidated operating revenues from continuing operations increased $2,528, or 3.0%, to $87,900 for the six months ended June 30, 2004, from $85,372 in the same period of 2003. The sale of Conestoga Wireless in January 2003, resulted in decreased revenue of $460 for the six months. The increase is due to growth in sales of dedicated data circuits and leased facilities in our RLEC and CLEC segments of approximately $1,177, increased directory revenue of $747, and increased professional services revenue of approximately $924 in the Systems Integration segment.

Consolidated operating income from continuing operations decreased $1,465, to $10,205, for the first half of 2004, from $11,670 in the same period of 2003. Operating income as a percentage of revenue decreased to 11.6% in the first half of 2004 compared to 13.7% in the same period of 2003. The change was primarily attributable to cost increases, including wage and benefits costs of $1,486, directory expense of $690 and subcontracted labor of $716 in the Systems Integration segment, which more than offset the increased revenues described above. Employee costs were lower in the RLEC, but increased in all other segments. The video service trial we have conducted, which is reported as part of corporate and other amounts, also contributed to the decrease in operating profit.

Other income and expense was a net expense of $15,185 in the first half of 2004 compared to a net expense of $9,629 in the same period of 2003. Our equity in the losses of our European affiliates decreased to $850 in the first half of 2004 from $1,360 in the same period of 2003. Interest expense decreased to $7,315 in the first half of 2004, compared to $9,197 in the same period of 2003. An $8,013 loss on early extinguishment of debt was incurred as a result of the refinancing of our long-term debt on March 5, 2004. This amount included a one-time non-cash charge of $6,460 from writing off deferred financing costs related to a May 2002 credit facility and $1,553 of one-time cash expense related to bank fees incurred to arrange the refinanced credit facility which were not able to be capitalized. The remaining $928 of unamortized costs from the May 2002 credit facility, in addition to the debt issuance costs of $519 for the March 2004 refinanced credit facility were capitalized and will be amortized over the life of the new credit facility.

Income taxes were a benefit of $2,211 in the first half of 2004, compared to an expense of $743 in the same period of 2003, as a result of the current year loss, primarily due to refinancing costs; versus a pretax

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

income in the prior year. Our net loss was $2,802, or $0.18 per share, in the first half of 2004, including the approximate $4,890, or $0.31 per share, after-tax loss on early extinguishment of debt, compared to a net income of $1,472, or $0.10 per share, in the first half of 2003, which included a $260, or $0.02 per share gain, on the cumulative effect of a change in accounting principle.

RLEC Segment Results

	Three months ended June 30,
	2004	2003	Change	% Change
Revenues:
Local Telephone Service	$8,490	$8,215	$275	3.3
Network Access	13,890	14,162	(272)	(1.9)
Other	5,454	5,825	(371)	(6.4)

Total Revenues	27,834	28,202	(368)	(1.3)

Depreciation and Amortization	7,874	7,868	6	0.1
Other Operating Expenses	12,687	11,597	1,090	9.4

Total Operating Expenses	20,561	19,465	1,096	5.6

Operating Income	$7,273	$8,737	$(1,464)	(16.8)

Access Lines at June 30	141,270	144,374	(3,104)	(2.1)

RLEC segment revenues decreased $368, or 1.3%, to $27,834 in the three months ended June 30, 2004, from $28,202 in the three months ended June 30, 2003. Local telephone service revenues increased and network access revenues decreased by a comparable amount as part of the rate rebalancing in July 2003. Additionally, the effect of certain decreased minutes of use was offset by a favorable change in the National Exchange Carrier Association (NECA) average schedule settlement formula for interstate access that took effect in July 2003. Both local and network access revenues were increased from growth in dedicated data circuits and leased facilities. Other revenue changes include an increase in directory advertising revenue offset by decreases in regional long distance toll service and equipment sales.

RLEC operating expenses increased $1,096, or 5.6%, to $20,561 in the second quarter of 2004, from $19,465 in the same period of the prior year. The increase is due mainly to increased directory expense, insurance and uncollectible accounts, which were partially offset by decreases in wages and benefits expenses. The uncollectible account expense was low in the second quarter of 2003 as a result of recovering $260 of WorldCom accounts receivable.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2004	2003	Change	% Change
Revenues:
Local Telephone Service	$16,875	$16,307	$568	3.5
Network Access	27,964	28,180	(216)	(0.8)
Other	10,979	11,752	(773)	(6.6)

Total Revenues	55,818	56,239	(421)	(0.7)

Depreciation and Amortization	15,542	15,725	(183)	(1.2)
Other Operating Expenses	25,502	23,944	1,558	6.5

Total Operating Expenses	41,044	39,669	1,375	3.5

Operating Income	$14,774	$16,570	$(1,796)	(10.8)

Access Lines at June 30	141,270	144,374	(3,104)	(2.1)

RLEC segment revenues decreased $421, or 0.7%, to $55,818 in the six months ended June 30, 2004, from $56,239 in the six months ended June 30, 2003. Local telephone service revenues increased and network access revenues decreased by a comparable amount as part of the rate rebalancing in July 2003. Additionally, the effect of certain decreased minutes of use was offset by a favorable change in the National Exchange Carrier Association (NECA) average schedule settlement formula for interstate access that took effect in July 2003. Both local and network access revenues were increased from growth in dedicated data circuits and leased facilities. Other revenue changes include an increase in directory advertising revenue offset by decreases in regional long distance toll service and equipment sales.

RLEC operating expenses increased $1,375, or 3.5%, to $41,044 in the first half of 2004, from $39,669 in the same period of the prior year. The increase is due mainly to increased directory expense, insurance and uncollectible accounts, which were partially offset by decreases in wages and benefits. The uncollectible account expense was low in 2003 as a result of recovering $260 of WorldCom accounts receivable.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended June 30,
	2004	2003	Change	% Change
Revenues:
Local Telephone Service	$2,779	$2,367	$412	17.4
Network Access	1,635	1,418	217	15.3
Long Distance	4,668	4,899	(231)	(4.7)
Other	245	188	57	30.3

Total Revenues	9,327	8,872	455	5.1

Depreciation and Amortization	1,067	994	73	7.3
Other Operating Expenses	9,001	8,784	217	2.5

Total Operating Expenses	10,068	9,778	290	3.0

Operating Loss	$(741)	$(906)	$165	(18.2)

Access Lines at June 30	35,338	34,212	1,126	3.3

CLEC segment revenues increased $455, or 5.1%, to $9,327 in the three months ended June 30, 2004, from $8,872 in the three months ended June 30, 2003. The increase was related to the addition of access lines for new customers and growth in dedicated data circuits, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $231 due to rate reductions and decreased minutes of use.

Operating expenses for the CLEC segment increased $290, or 3.0%, to $10,068 in the second quarter of 2004, from $9,778 in the same period of 2003. Direct cost of operations increased primarily as a result of additional customers offset by decreases in network access expense. Continued increases in the number of access lines or customers are expected to improve operating efficiencies and improve operating results.

	Six months ended June 30,
	2004	2003	Change	% Change
Revenues:
Local Telephone Service	$5,456	$4,575	$881	19.3
Network Access	3,085	2,656	429	16.2
Long Distance	9,372	9,827	(455)	(4.6)
Other	499	350	149	42.6

Total Revenues	18,412	17,408	1,004	5.8

Depreciation and Amortization	2,127	1,969	158	8.0
Other Operating Expenses	17,916	17,306	610	3.5

Total Operating Expenses	20,043	19,275	768	4.0

Operating Loss	$(1,631)	$(1,867)	$236	(12.6)

Access Lines at June 30	35,338	34,212	1,126	3.3

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC segment revenues increased $1,004, or 5.8%, to $18,412 in the six months ended June 30, 2004, from $17,408 in the six months ended June 30, 2003. The increase was related to the addition of access lines for new customers and growth in dedicated data circuits, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $455 due to rate reductions and decreased minutes of use.

Operating expenses for the CLEC segment increased $768, or 4.0%, to $20,043 in the first half of 2004, from $19,275 in the same period of 2003. Direct cost of operations increased primarily as a result of additional customers offset by decreases in network access expense. Continued increases in the number of access lines or customers are expected to improve operating efficiencies and improve operating results.

Internet Services Segment Results

	Three months ended June 30,
	2004	2003	Change	% Change
Revenues	$2,578	$1,687	$891	52.8
Depreciation and Amortization	255	207	48	23.2
Other Operating Expenses	2,328	1,493	835	55.9

Total Operating Expenses	2,583	1,700	883	51.9

Operating Income (Loss)	$(5)	$(13)	$8	N/A

Customers at June 30
DSL	8,706	6,385	2,321	36.4
Dial-up Access	12,514	13,022	(508)	(3.9)
Web-hosting Services	872	759	113	14.9

Internet Services segment revenues increased $891, or 52.8%, to $2,578 in the three months ended June 30, 2004, from $1,687 in the three months ended June 30, 2003. The increase resulted from additional DSL customers and web hosting subscribers. Additionally, effective October 2003, the Internet segment began selling DSL data transmission services in addition to DSL Internet connection services, which increased revenue by $727.

Operating expenses for the Internet Services segment increased $883, or 51.9%, to $2,583 in the second quarter of 2004, from $1,700 in the same period of 2003. The direct cost of operations increase includes $513 additional intercompany expense for wholesale DSL data transmission fees from the RLEC. The customer service expense grew $229, or 55.1%, due to increased wage and benefit costs related in part to expanding customer service hours.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2004	2003	Change	% Change
Revenues	$5,047	$3,335	$1,712	51.3

Depreciation and Amortization	504	400	104	26.0
Other Operating Expenses	4,442	2,953	1,489	50.4

Total Operating Expenses	4,946	3,353	1,593	47.5

Operating Income (Loss)	$101	$(18)	$119	N/A

Customers at June 30
DSL	8,706	6,385	2,321	36.4
Dial-up Access	12,514	13,022	(508)	(3.9)
Web-hosting Services	872	759	113	14.9

Internet Services segment revenues increased $1,712, or 51.3%, to $5,047 in the six months ended June 30, 2004, from $3,335 in the six months ended June 30, 2003. The increase resulted from additional DSL customers and web hosting subscribers. Additionally, effective October 2003, the Internet segment began selling DSL data transmission services in addition to DSL Internet connection services, which increased revenue by $1,369.

Operating expenses for the Internet Services segment increased $1,593, or 47.5%, to $4,946 in the first half of 2004, from $3,353 in the same period of 2003. The direct cost of operations increase includes $999 additional intercompany expense for wholesale DSL data transmission fees from the RLEC. The customer service expense grew $359, or 43.4%, due to increased wage and benefit costs related in part to expanding customer service hours.

Systems Integration Segment Results

	Three months ended June 30,
	2004	2003	Change	% Change
Revenues	$6,243	$6,232	$11	0.2

Depreciation and Amortization	487	416	71	17.1
Other Operating Expenses	6,945	6,966	(21)	(0.3)

Total Operating Expenses	7,432	7,382	50	0.7

Operating Loss	$(1,189)	$(1,150)	$(39)	3.4

Systems Integration segment revenues increased $11, or 0.2%, to $6,243 in the three months ended June 30, 2004, from $6,232 in the three months ended June 30, 2003. The increase consisted of $532 in communication services revenue offset by a $521 decrease in telecommunications and computer equipment sales.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the Systems Integration segment increased $50, or 0.7%, to $7,432 in the second quarter 2004, from $7,382 in the same period of 2003. The major expense variance was an increase in wages and subcontractor services offset by a reduction in material costs.

	Six months ended June 30,
	2004	2003	Change	% Change
Revenues	$12,396	$11,412	$984	8.6

Depreciation and Amortization	985	840	145	17.3
Other Operating Expenses	13,731	12,886	845	6.6

Total Operating Expenses	14,716	13,726	990	7.2

Operating Loss	$(2,320)	$(2,314)	$(6)	0.3

Systems Integration segment revenues increased $984, or 8.6%, to $12,396 in the six months ended June 30, 2004, from $11,412 in the six months ended June 30, 2003. The increase consisted of $865 in communication services revenue and $119 primarily from telecommunications equipment sales.

Operating expenses for the Systems Integration segment increased $990, or 7.2%, to $14,716 in the first half 2004, from $13,726 in the same period of 2003. The major expense variance was an increase in wages and subcontractor services offset by a reduction in material costs.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations. We anticipate acquisitions to be financed partly with operating cash and partly through external sources, such as bank borrowings and offerings of debt or equity securities. During 2004, we anticipate that excess cash will be used to make voluntary reductions of debt in addition to scheduled repayments. In May 2004, we made an additional principal payment of $10,000.

Net cash provided by operating activities of continuing operations was $23,870 in the six months ended June 30, 2004, compared with $20,021 in the same period of 2003. The increase is primarily due to a greater reduction of accounts receivables offset by an increase in prepaid expenses in the current year.

Net cash used in investing activities was $10,052 in the six months ended June 30, 2004, compared with a net cash of $1,520 provided in the same period of 2003. On June 8, 2004, D&E purchased an office building in State College for $3,123 including closing costs, which was previously reported as a capital lease included in long-term debt. The purchase will reduce the total cash outflow over the term of the lease. The capital lease obligation was reduced by $2,613 and approximately $510 of the payment represents additional costs of land and building assets. Other capital additions in the first half of 2004 were primarily for computer additions of approximately $3,161, including $1,082 related to the billing system conversion; communications network enhancements of approximately $2,992; and outside plant expansion totaling

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

approximately $2,889. In 2003, the proceeds from the Conestoga Wireless and paging business sales of $10,176, were offset in part by the $7,951 of capital additions and $705 of net increase to investments and advances to affiliates.

Net cash used in financing activities was $17,484 in the six months ended June 30, 2004, compared with $2,365 of net cash used in the same period of 2003. In the six months of 2004, payment of dividends of $3,727 was a comparable use of funds in the prior year. The long-term debt refinancing on March 5, 2004 was the significant financing activity in the current year with proceeds of $200,000 of which $191,700 was used to repay the original loan and $1,971 to pay new debt issuance costs. Scheduled and voluntary repayments of long-term bank debt totaled $17,600 for the six months of 2004. Additionally, the long-term capital lease obligation was reduced by $2,678 as a result of the capital lease payments and the eventual purchase of the office building and land. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless investment.

Discontinued operations had no cash effect in 2004 but used $20,553 of cash in 2003 primarily for paying the taxes due on the sale of PCS ONE in 2002.

Other

During the first half of 2004, we continued the trial of video services in Union County, Pennsylvania that was launched at the end of last year using the same DSL technology that we use for providing broadband access to customers throughout our territory. The combination of services in which we provide voice, video and high speed Internet access is known as a “triple play” bundle and is consistent with our objectives to be able to provide complete communications services to our customers. We are currently evaluating the triple play test phase and our ability to offer these services to effectively compete with cable television and wireless companies in the future. We are also working with Bucknell University on a unique video service where we use their data network to transmit video services to their students.

On July 15, 2004, D&E received a Stipulation for Judgment from the Commonwealth of Pennsylvania to settle a request for refund of sales taxes. D&E anticipates a net receipt of approximately $600 for the settlement during the third quarter of 2004.

D&E provides an opportunity for grandfathered retiring members of the Pension Plan for Employees of Buffalo Valley and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for grandfathered retiring members of the Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement. On July 21, 2004 the Company decided to discontinue offering these benefits for non-union grandfathered employees who will not be eligible to retire with these health benefits by June 30, 2005. As a result of this amendment to the postretirement plans, the Company expects that its accumulated postretirement benefit obligation will decrease by approximately $1,200 and the annual postretirement benefits expense will decrease by $104 in 2004 and $250 in 2005 and later years.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

D&E has entered into an agreement with Citizens Communications Company under which D&E will purchase 1,333,500 shares of its common stock from Citizens at a price of $10.00 per share, or approximately 8.56% of the outstanding shares of common stock of D&E. The negotiated repurchase will also terminate a 1997 Stock Acquisition Agreement pursuant to which an affiliate of Citizens originally acquired 1,300,000 shares of D&E stock. Under that agreement, Citizens is required, among other things, to provide D&E with an opportunity to purchase the shares subject to the agreement prior to selling those shares generally. We intend to draw $10,000 on our existing revolving credit facility along with cash on hand to fund the repurchase.

External Sources of Capital at June 30, 2004

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, term loans in the amounts of $50,000 and $150,000, respectively, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The proceeds of the credit facilities were used to restructure indebtedness under prior credit facilities and for general corporate purposes. The facilities received ratings of BB- and Ba3 from Standard & Poor’s Ratings Services and Moody’s Investors Services, respectively. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in the financial covenants and extend the amortization of principal. There is approximately $1,700 in annual cash interest savings under the new facilities. D&E incurred a one-time non-cash write-off of approximately $6,460 of unamortized debt issuance costs of the previous credit facility and capitalized approximately $519 and expensed $1,553 of costs related to the new credit facility.

As of June 30, 2004, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $39,061), Term Loan B (a $150,000 single draw 8.5-year senior term loan with a remaining balance of $147,689) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired their long-term loans of $35,000, which were transferred to D&E Communications under the same terms as part of the refinancing.

The Term Loan A requires interest payments with increasing quarterly principal payments, which began in the first quarter of 2004 and proceed through the second quarter of 2011. The Term Loan B requires interest payments with increasing quarterly principal payments, which began in the first quarter of 2004 and proceed through the fourth quarter of 2011. The revolving credit facility requires interest only payments until December 31, 2006 when the commitment will be reduced from $25,000 to $15,000 until the final required payment on June 30, 2011. Interest on both the term loans and the revolving credit facility is payable at the U.S. prime rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee of .50% must be paid on the unused portion of the revolving credit facility. The fixed interest rate loans of $35,000 transferred from Conestoga require interest only payments until the first quarter of 2005 and equal quarterly principal payments from the first quarter of 2005 through the fourth quarter of 2014.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of June 30, 2004, we had no other unsecured lines of credit. As of June 30, 2004, the full $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 53.0% at June 30, 2004 from 53.6% at December 31, 2003 due to the decrease in long-term debt resulting from scheduled and voluntary principal payments and the purchase of a building under a capital lease.

Maturities of long-term debt as of June 30, 2004, under the May 24, 2002 and the March 5, 2004 credit facilities are as follows:

Year	May 24, 2002 Credit Facility	March 5, 2004 Credit Facility
2004	$8,750	$6,500
2005	21,000	10,000
2006	27,250	10,000
2007	27,250	12,500
2008	29,750	12,500
Thereafter	103,800	170,250

The interest rates on the new loan facility depending on the leverage ratio are as follows:

Term Loan A	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%
Term Loan B	U.S. Prime plus 1.50% to 1.75% or LIBOR plus 2.50% to 2.75%
Revolving Loan	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%

The financial covenant ratios in the new loan facility are as follows:

Total Leverage Ratio = Indebtedness divided by Cash Flow	<4.25
Declines to <2.75 after 1/1/2008
Total Indebtedness to Total Capitalization Ratio	<60%
Debt Service Coverage = Cash Flow divided by Debt Service	>1.75
Pro forma last year Cash Flow/next year’s Debt Service
Operating Cash Flow divided by Fixed Charges	>1.05

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

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2004, other than for operations, include capital expenditures, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On July 22, 2004, we declared a quarterly common stock dividend of $0.125 per share payable on September 15, 2004, to holders of record on September 1, 2004. We expect that this dividend will result in an aggregate payment of approximately $1,800. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga's obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga's wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an Asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of June 30, 2004, D&E has recorded $400 for its remaining commitment under the BTS as the potential penalty for the four remaining sites. Zoning approval has been received for two of the four sites, and Keystone Wireless has committed to lease space on both sites. Therefore, D&E’s remaining liability under the BTS will be $200 for two towers not built. In addition, under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and up to $62.5 for the second.

As part of the Company's acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga's wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2004 is $14,059. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of June 30, 2004, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We hold a 33% interest in EuroTel and a 28.88% direct interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In the six months ended June 30, 2004, D&E made advances of $253 to EuroTel and we expect that our total 2004 advances will be less than $1,000 in the aggregate.

During 2003, we successfully won bids and paid $828 in the Federal Communications Commission auction for licenses in five geographic areas within our service territory. These licenses will enable us to provide wireless data services in Lancaster, Reading, Altoona, Williamsport and State College, Pennsylvania. A plan for implementing the use of these licenses is still under development.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by interstate access

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivables on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first half of 2003 and 2004, we have not recorded significant adjustments to our revenues as a result of our participation in these pools.

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

Impairment of Goodwill and Indefinite-Lived Intangibles

Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. An impairment assessment was completed as of April 30, 2004 and 2003, and as a result, we have never recorded a material impairment charge for goodwill and indefinite-lived intangibles. Future events or changes in circumstances could result in a material charge to earnings.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers' Accounting for Pensions”. In December 2003, we adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which provides expanded disclosures related to our employee benefit plans. Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

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

Recent Accounting Pronouncements

On December 8, 2003, a new law was enacted, “the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which provides a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Under FSP 106-1, D&E elected to defer accounting for the effects of the Act.

In May 2004, the FASB issued Staff Position No. (FSP) 106-2, "Accounting and Disclosure Requirements Related To the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit available to employers whose prescription drug benefits are actuarially equivalent to the drug benefit provided under Medicare Part D. It also contains guidance for alternatives of prospective or retroactive transition accounting treatment. FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004. D&E is currently waiting for the actuarially equivalent guidelines to be released so that it can evaluate if the prescription drug benefits provided by its health care plans are actuarially equivalent to the Medicare Part D benefit under the Act. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

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

Factors Affecting Our Prospects

Our indebtedness could restrict our operations.

As of June 30, 2004, we had approximately $221,788 of total indebtedness, including current maturities. See “External Sources of Capital at June 30, 2004” above. This indebtedness could restrict our operations due to the following factors, among others:

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

The convergence of voice and data communications technologies is making significant inroads in the communications industry. For several years, telephone companies and cable companies have been able to provide data transmission with telephone companies having the advantage in voice and cable companies the advantage in video. Technology may be eliminating those advantages. The further development of VoIP has changed voice communication to a packet data transmission process, which will place cable companies in a competitive situation with telephone companies with respect to voice transmission services.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. In that regard, the FCC has ruled that VoIP services such as those offered by Pulver.com are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. To maintain our voice business, we may in the future have to offer VoIP over our network system. Our VoIP initiatives will help keep our focus on converged services and networks as well as serving to drive efficiency into the operations of the business. In certain markets, we are now able to offer video service over our fiber-copper system that competes with the video services offered by cable companies. Adding to the complexity of the competitive environment, wireless offerings in voice and data are becoming more capable and competitive; and it appears technology has been developed that will enable electric power transmission lines to compete in the communications industry. In the future, service offerings of telephone, cable and electric companies in voice, data and video may be similar, while wireless is a significant provider in voice and data. All of these developments will result in a highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause telephone companies to lose their competitive edge in their territories and consequently result in significant inroads into their business.

In April 2004, the 9th Circuit Court of Appeals refused to review its previous decision that cable modem service was in part a telecommunications service. In its previous decision, the 9th Circuit determined that the FCC was wrong when it classified cable modem service as an information service. The FCC has received three filing extensions from the U.S. Supreme Court, with the appeal filing presently due by August 30, 2004. The 9th Circuit granted a stay of its decision pending Supreme Court review. As telecommunications service providers, cable operators may have to make their networks available to other ISPs and also may have to contribute to the Universal Service fund. This development could result in negative impacts on our cable TV operation.

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

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises, Choice One and XO Communications;

•	wireless service providers, including Cingular Wireless, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Adelphia, Comcast, Pencor Services, Atlantic Broadband LLC and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T, Sprint, MCI and Verizon Communications;

•	systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.; and

•	in the future could include electric power companies.

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

The conversion of the billing systems of D&E and Conestoga into a single system continues to involve significant risks. Even though the conversion of the billing systems has continued as planned, the amount of resources diverted to conversion efforts may limit our ability to work on other business matters.

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

At its February 20, 2003 public meeting, the FCC voted on rules concerning ILECs' obligations to make elements of their networks available on an unbundled basis to new entrants. The Order (“the TRO”) was published on August 21, 2003. According to the TRO, ILECs would not be obligated to give competitors unbundled access to broadband and fiber lines that the ILEC's deploy in the future to provide broadband service. The FCC planned to limit the ILECs' obligations to unbundle access to other elements of their systems, such as switches. The FCC established an impairment standard to determine whether ILECs must open elements of their systems to competitive providers. The standard is whether economic

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

and operational impairment exists in a particular market necessitating the unbundling of elements of the ILECs' systems for competitive providers. The state public utility commissions were tasked with conducting proceedings to apply the stated impairment standards to their specific markets. The PA PUC undertook its proceedings and was in the final decision stage when, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit invalidated significant portions of the TRO. Most relevantly, the Appeals Court ruled that the FCC had delegated too much authority to the states and had not established sufficient bases for its order to unbundle mass market switches and transport facilities. Further, the Appeals Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-home loops and line sharing, but partially remanded the FCC’s rules on enhanced extended loops (“EELs”) used for provision of long distance service. The Court temporarily stayed its vacating of the rules until the later of 60 days or the denial of any petition for rehearing. The PA PUC has not yet stated its position as concerns the pending state proceedings under the original TRO and we are uncertain as to the outcome of this process. ILECs and CLECs may now turn to tariffs and/or market-based contract pricing to continue to purchase the vacated unbundled elements for the immediate future. On July 22, 2004, the FCC voted to adopt interim network interconnection unbundling rules, which would be implemented only if the FCC could not adopt new permanent rules within a six month interim period. The FCC will also release a Notice of Proposed Rulemaking on permanent rules. Under the proposal, the wholesale rates currently offered to competitors would continue for a six month interim period. If permanent rules are not adopted during the six month interim period, RBOCs would be permitted to increase the rates they charge competitors for existing residential lines by $1.00 per month and for high-speed data lines serving existing small and midsized businesses by 15%. The rates charged for new customers could increase by six fold. These rates would remain in effect until the permanent rules are adopted. The increases mandated by the interim rules will increase the cost of doing business for all CLECs. If the permanent rules are based upon the interim rules, it could harm our CLEC business.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. There has been no significant change in the risk during 2004. As of June 30, 2004,and December 31, 2003 our debt can be categorized as follows:

	June 30, 2004	December 31, 2003
Fixed interest rates:
Secured Term Loans	$35,000	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	$—	$29,550
Senior Secured Term Loans	$186,750	$166,500

As part of our loan covenant conditions, we have arranged interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of June 30, 2004, our bank debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for two years through interest rate swaps	$35,000	5.29%	$35,000
Rates fixed for three years through interest rate swaps	$35,000	5.55%	$35,000
Rates fixed for four years through interest rate swaps	$35,000	6.23%	$35,000
Fixed rate debt, rates fixed for twelve years	$35,000	9.35%	$42,261

Total fixed rate debt	$140,000	6.61%	$147,261
Variable rate debt	$81,750	4.03%	$81,750

If interest rates rise above the rates of the variable debt, we could realize additional annual interest expense of $409 for each 50 basis points above the variable rates. If rates were to decline, we would realize less interest expense of approximately $409 annually for each 50 basis point decrease in rates.

The interest rate swaps were arranged to hedge against the effect of interest rate fluctuations. The swaps were arranged with three banks that participated in our senior indebtedness. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value of Liability
11/25/02 to 11/25/04	$35,000	6.29%	4.03%	$163
12/04/02 to 12/04/05	$35,000	6.93%	3.84%	$150
11/25/02 to 11/25/06	$35,000	7.23%	4.03%	$241

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

Item 4. Controls and Procedures

As of June 30, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 1. Legal Proceedings

In July 2002, EuroTel’s subsidiary, PenneCom, initiated a legal action in United States District Court for the Southern District of New York against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals rejected an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on April 29, 2004.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the three matters voted upon at the 2004 Annual Meeting were as follows:

(1) Election of the four directors to hold office for a three-year term to expire in 2007.

Director	For	Withheld
Paul W. Brubaker	11,640,117	358,103
Robert A. Kinsley	11,681,930	316,290
Steven B. Silverman	11,477,652	520,568
Anne B. Sweigart	11,485,743	512,477

(2) Approval and adoption of an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock of the Company from thirty million shares to one hundred million shares.

For	Against	Abstain
7,716,556	4,169,665	111,999

(3) Ratification of the Board of Directors’ selection of PricewaterhouseCoopers, LLP as independent accountants in 2004.

For	Against	Abstain
11,729,889	228,183	40,148

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Identification of Exhibit	Reference

3	Amended and Restated Articles of Incorporation	Filed herewith.

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-15 of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(b) Reports on Form 8-K:

A report on Form 8-K dated April 5, 2004, was filed during the quarter ended June 30, 2004. The report was filed to provide additional detail with respect to fees paid by D&E Communications, Inc., specifically relating to tax services provided by PricewaterhouseCoopers. The information supplemented the required disclosures in the Company’s proxy statement for its 2004 Annual Meeting of Shareholders.

A report on Form 8-K dated April 29, 2004, was filed during the quarter ended June 30, 2004. The report was filed pursuant to Regulation FD including a presentation of an overview of D&E’s financial and operational results during the annual shareholder meeting.

A report on Form 8-K dated May 11, 2004, was filed during the quarter ended June 30, 2004. The report announced the earnings for the three months ended March 31, 2004.

A report on Form 8-K dated June 14, 2004, was filed during the quarter ended June 30, 2004. The report included a copy of the quarterly financial report for the first quarter of 2004 mailed to shareholders.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.
Date: August 6, 2004
	By:	/s/ G. William Ruhl
G. William Ruhl
Chief Executive Officer
Date: August 6, 2004
	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer