Form 10-Q/A
period 2004-03-31
D&E COMMUNICATIONS INC
filed 2004-11-09
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $0.16 per share	15,561,331 Shares

D&E Communications, Inc.

Form 10-Q/A

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed to restate the financial statement and footnote information reported in the Consolidated Financial Statements included in Item 1 of Part I, and related disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of the Registrant’s original Quarterly Report on Form 10-Q for the period ended March 31, 2004. This amendment restates the loss on early extinguishment of debt, deferred debt issuance costs, and interest expense related to a syndicated senior secured debt financing completed on March 5, 2004. In March 2004, D&E reported a loss on extinguishment of debt, consisting of a non-cash write-off of unamortized debt issuance costs of the previous credit facility and the expensing of debt issuance costs related to the new credit facility. Additionally, D&E capitalized certain debt issuance costs related to the new facility.

The Company concluded that the loss on extinguishment of debt recorded in connection with such financing was overstated as a result of the misapplication of the accounting guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for the Changes in Line-of-Credit or Revolving Debt Arrangements.” The applicable accounting guidance was improperly applied by performing an analysis of the change in the present value of the aggregate cash flows of all the debt instruments within the credit facility as opposed to doing so on a lender by lender basis. As a result, the Company has restated its financial statements for the quarter ended March 31, 2004. The table below sets forth the line items from the statement of operations and the statement of financial condition impacted by the restatement on a restated basis and as previously reported.

This amendment does not reflect events occurring after the filing of the original Form 10-Q on May 10, 2004 except for the restatement described above.

i

(In thousands, except per-share amounts)	For the Three Months ended March 31, 2004
	As Restated	As Reported
Interest expense	$(4,095)	$(4,051)
Loss on early extinguishment of debt	(4,841)	(8,013)
Total other income (expense)	(8,795)	(11,923)
Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	(3,781)	(6,909)
Income taxes (benefit)	(1,541)	(2,811)
Total income taxes and dividends on utility preferred stock	(1,525)	(2,795)
Income (loss) from continuing operations	(2,256)	(4,114)
Net Income (Loss)	$(2,256)	$(4,114)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.15)	$(0.26)
Net income (loss) per common share	$(0.15)	$(0.26)

	At March 31, 2004
Other	$8,706	$5,577
Total other assets	329,877	326,748
TOTAL ASSETS	$573,139	$570,010
Deferred income taxes	$88,364	$87,093
Retained earnings	44,496	42,638
Shareholders’ equity	196,284	194,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,139	$570,010

ii

D&E Communications, Inc. and Subsidiaries

Form 10-Q/A

iii

Form 10-Q/A Part I – Financial Information

Item 1.	Financial Statements

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	(As restated See note 1) 2004	2003
OPERATING REVENUES
Communication service revenues	$40,059	$38,858
Communication products sold	3,016	2,645
Other	690	582

Total operating revenues	43,765	42,085

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	15,584	14,956
Cost of communication products sold	2,419	2,261
Depreciation and amortization	9,701	9,551
Marketing and customer services	3,981	4,039
General and administrative services	7,066	6,075

Total operating expenses	38,751	36,882

Operating income	5,014	5,203

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(532)	(678)
Interest expense	(4,095)	(4,595)
Loss on early extinguishment of debt	(4,841)	—
Other, net	673	856

Total other income (expense)	(8,795)	(4,417)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	(3,781)	786
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	(1,541)	315
Dividends on utility preferred stock	16	16

Total income taxes and dividends on utility preferred stock	(1,525)	331

Income (loss) from continuing operations	(2,256)	455
Discontinued operations:
Loss from operations of discontinued Paging business, net of income tax benefit of $0 and $3	—	(7)

Income (loss) before cumulative effect of change in accounting principle	(2,256)	448
Cumulative effect of change in accounting principle, net of income taxes of $177 (See Note 32)	—	260

NET INCOME (LOSS)	$(2,256)	$708

Weighted average common shares outstanding (basic)	15,550	15,421
Weighted average common shares outstanding (diluted)	15,550	15,469
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.15)	$0.03
Income (loss) from discontinued operations	0.00	0.00
Cumulative effect of accounting change (See Note 3)	0.00	0.02

Net income (loss) per common share	$(0.15)	$0.05

Dividends per common share	$0.13	$0.13

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	(As restated See note 1) March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,647	$12,446
Accounts receivable, net of reserves of $1,216 and $1,410	15,894	20,956
Inventories, lower of cost or market, at average cost	3,607	3,552
Prepaid expenses	15,022	8,914
Other	1,221	1,141

TOTAL CURRENT ASSETS	54,391	47,009

INVESTMENTS
Investments in and advances to affiliated companies	3,204	3,611

PROPERTY, PLANT AND EQUIPMENT
In service	322,437	320,720
Under construction	7,980	5,964

	330,417	326,684
Less accumulated depreciation	144,750	137,533

	185,667	189,151

OTHER ASSETS
Goodwill	149,127	149,127
Intangible assets, net of accumulated amortization	172,044	173,594
Other	8,706	11,756

	329,877	334,477

TOTAL ASSETS	$573,139	$574,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,512	$11,001
Accounts payable and accrued liabilities	18,285	18,507
Accrued taxes	1,262	2,120
Accrued interest and dividends	1,648	1,949
Advance billings, customer deposits and other	11,511	10,323

TOTAL CURRENT LIABILITIES	40,218	43,900

LONG-TERM DEBT	228,544	222,765

OTHER LIABILITIES
Deferred income taxes	88,364	88,295
Other	18,283	17,248

	106,647	105,543

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 ½%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 30,000	2,535	2,533
Outstanding shares: 15,558 at March 31, 2004 and 15,547 at December 31, 2003
Additional paid-in capital	159,669	159,515
Accumulated other comprehensive income (loss)	(5,134)	(4,865)
Retained earnings	44,496	48,693
Treasury stock at cost, 307 shares at March 31, 2004 and December 31, 2003	(5,282)	(5,282)

	196,284	200,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,139	$574,248

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

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2004 and 2003

(in thousands)

(Unaudited)

	2004 (As restated See note 1)		2003
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,854	$2,533	15,721	$2,512
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans	11	2	19	3

Balance at March 31	15,865	2,535	15,740	2,515

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		159,515		158,101
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans		154		193

Balance at March 31		159,669		158,294

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(4,865)		(7,071)
Unrealized gain on investments, net of tax		—		54
Unrealized loss on interest rate swap agreements, net of tax		(269)		(232)

Balance at March 31		(5,134)		(7,249)

RETAINED EARNINGS
Balance at beginning of year		48,693		52,343
Net income (loss)		(2,256)		708
Dividends on common stock: $0.13 per share for each period		(1,941)		(1,926)

Balance at March 31		44,496		51,125

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(307)	(5,282)
Treasury stock acquired	—	—	—	—

Balance at March 31	(307)	(5,282)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	15,558	$196,284	15,433	$199,403

	Three months ended March 31,
	(As restated See note 1) 2004	2003

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,256)	$708
Unrealized gain (loss) on investments, net of income taxes of $0 and $33	—	54
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of ($184) and ($158)	(269)	(232)

Total comprehensive income (loss)	$(2,525)	$530

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

(1)	RESTATEMENT

The Company has restated its financial statements for the three months ended March 31, 2004 to correct the amounts of the loss on early extinguishment of debt, deferred debt issuance costs, and interest expense related to a syndicated senior secured debt financing completed on March 5, 2004. In March 2004, D&E reported a loss on extinguishment of debt, consisting of a non-cash write-off of unamortized debt issuance costs of the previous credit facility and the expensing of debt issuance costs related to the new credit facility. Additionally, D&E capitalized certain debt issuance costs related to the new facility.

The Company concluded that the loss on extinguishment of debt recorded in connection with such financing was overstated as a result of the misapplication of the accounting guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for the Changes in Line-of-Credit or Revolving Debt Arrangements.” The applicable accounting guidance was improperly applied by performing an analysis of the change in the present value of the aggregate cash flows of all the debt instruments within the credit facility as opposed to doing so on a lender by lender basis. As a result, the Company has restated its financial statements for the quarter ended March 31, 2004. The table below sets forth the line items from the statement of operations and the statement of financial condition impacted by the restatement on a restated basis and as previously reported.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months ended March 31, 2004
(In thousands, except per-share amounts)	As Restated	As Reported
Interest expense	$(4,095)	$(4,051)
Loss on early extinguishment of debt	(4,841)	(8,013)
Total other income (expense)	(8,795)	(11,923)
Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	(3,781)	(6,909)
Income taxes (benefit)	(1,541)	(2,811)
Total income taxes and dividends on utility preferred stock	(1,525)	(2,795)
Income (loss) from continuing operations	(2,256)	(4,114)
Net Income (Loss)	$(2,256)	$(4,114)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.15)	$(0.26)
Net income (loss) per common share	$(0.15)	$(0.26)

	At March 31, 2004
Other	$8,706	$5,577
Total other assets	329,877	326,748
TOTAL ASSETS	$573,139	$570,010
Deferred income taxes	$88,364	$87,093
Retained earnings	44,496	42,638
Shareholders’ equity	196,284	194,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,139	$570,010

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	(As restated) 2004	2003
Net income (loss), as reported	$(2,256)	$708
Add: stock-based employee compensation included in reported net income (loss), net of related tax	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, Net of related tax	(13)	(13)

Pro forma net income (loss)	$(2,269)	$695

Basic and diluted income (loss) per share:
As reported	$(0.15)	$0.05
Pro forma	$(0.15)	$0.05

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

	Option Plan	Stock Purchase Plan
Dividend yield	2.55%	4.28%
Expected life	5 years	0.16 years
Expected volatility	60.30%	10.00%
Risk-free interest rate	4.47%	1.00%

(3)	ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

(4)	EARNINGS PER SHARE

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

	Three months ended March 31,
	(As restated) 2004	2003
Basic earnings (loss) per share computation
Income (loss) from continuing operations	$(2,256)	$455
Income (loss) from discontinued operations	—	(7)
Cumulative effect of accounting change	—	260

Net income (loss)	$(2,256)	$708

Weighted average shares (thousands)	15,550	15,421

Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.15)	$0.03
Income (loss) from discontinued operations	—	—
Cumulative effect of accounting change	—	0.02

Net income (loss)	$(0.15)	$0.05

	Three months ended March 31,
	(As restated) 2004	2003
Diluted earnings (loss) per share computation
Income (loss) from continuing operations	$(2,256)	$455
Income (loss) from discontinued operations	—	(7)
Cumulative effect of accounting change	—	260

Net income (loss)	$(2,256)	$708

Weighted average shares (thousands)	15,550	15,421
Plus incremental shares from assumed stock option exercises	—	48

Adjusted weighted average shares	15,550	15,469

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.15)	$0.03
Income (loss) from discontinued operations	—	—
Cumulative effect of accounting change	—	0.02

Net income (loss)	$(0.15)	$0.05

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

Summarized income statement information for the discontinued operations of the paging services were as follows:

	Three months ended March 31,
	2004	2003
Revenues	$—	$172
Expenses	—	182

Operating income (loss)	—	(10)
Income taxes (benefit)	—	(3)

Income (loss) from paging operations, net of taxes	$—	$(7)

(7)	INVESTMENTS IN AFFILIATED COMPANIES

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

The summarized results of operations of EuroTel were as follows:

	Three months ended March 31,
	2004	2003
Net sales	$—	$—
Net loss	(753)	(959)
Our share of loss	(251)	(320)

The summarized results of operations of Pilicka were as follows:

	Three months ended March 31,
	2004	2003
Net sales	$2,615	$2,350
Net loss	(571)	(827)
Our share of loss	(165)	(239)
Investment amortization	(116)	(116)
Total loss	(281)	(355)

(8)	LONG-TERM DEBT

The following table sets forth the total long-term debt outstanding:

	Interest Rate	Maturity	March 31, 2004
Senior Secured Revolving Credit Facility	3.62%	2011	$—
Senior Secured Term Loan B	4.75%	2011	149,625
Senior Secured Term Loan A	5.01%	2011	48,750
Secured Term Loan	9.34%	2014	20,000
Secured Term Loan	9.36%	2014	15,000
Capital lease obligations			2,681

			236,056
Less current maturities			7,512

Total long-term debt			$228,544

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, Term Loan A in the amount of $50,000, Term Loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to refinance indebtedness under prior credit facilities and for general corporate purposes. D&E incurred a loss on extinguishment of debt of $4,841, consisting of a non-cash write-off of $4,628 of unamortized debt issuance costs of the previous credit facility and the expensing of a $213 of debt issuance costs related to the new credit facility. D&E capitalized approximately $1,791 of debt issuance costs related to the new credit facility, which will be amortized into interest expense over the life of the new credit facility. On March 31, 2004, D&E made its first quarterly scheduled repayment of $1,625 on the new credit facility.

(9)	COMMITMENTS AND CONTINGENCIES

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

(10)	EMPLOYEE BENEFIT PLANS

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$545	$557	$41	$25
Interest Cost	861	893	82	49
Expected Return on plan assets	(868)	(906)	(13)	(8)
Amortization of initial net obligation	0	0	6	4
Amortization of prior service cost	(16)	4	0	0
Amortization of net (gain) loss	238	186	21	15

Net periodic benefit cost	$760	$734	$137	$85

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2,396 to its pension plans in 2004. As of March 31, 2004, $663 of contributions were made. The Company presently anticipates the total 2004 contributions to its pension plans will be $2,163.

(11)	BUSINESS SEGMENT DATA

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Financial results for D&E’s business segments are as follows:

	External Revenues Three months ended March 31,		Intersegment Revenues Three months ended March 31,		Operating Income (Loss) Three months ended March 31,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$25,679	$25,977	$2,305	$2,060	$7,501	$7,833
CLEC	8,772	8,386	313	150	(890)	(961)
Internet Services	2,464	1,497	5	151	106	(5)
Systems Integration	6,142	5,170	11	10	(1,131)	(1,164)
Corporate, Other and Eliminations	708	1,055	(2,634)	(2,371)	(572)	(500)

Total	$43,765	$42,085	$—	$—	$5,014	$5,203

	Segment Assets
	(As restated)
Segment	March 31, 2004	December 31, 2003
RLEC	$481,020	$482,765
CLEC	64,397	64,415
Internet Services	3,243	3,086
Systems Integration	19,859	20,572
Corporate, Other and Eliminations	4,620	3,410

Total	$573,139	$574,248

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended March 31,
	(As restated)
	2004	2003
Operating income from reportable segments	$5,586	$5,703
Corporate, other and eliminations	(572)	(500)
Equity in net losses of affiliates	(532)	(678)
Interest expense	(4,095)	(4,595)
Loss on early extinguishment of debt	(4,841)	—
Other, net	673	856

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$(3,781)	$786

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the impact of the restatement reported in Note 1 to the Consolidated Financial Statements.

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operation. Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q/A, as well as our audited consolidated financial statements for the year ended December 31, 2003, as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operation. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

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

Other income and expense was a net expense of $8,795 in the first quarter of 2004 compared to a net expense of $4,417 in the same period of 2003. Our equity in the losses of our European affiliates decreased to $532 in the first quarter of 2004 from $678 in the same period of 2003. Interest expense decreased to $4,095 in the first quarter of 2004, compared to $4,595 in the same period of 2003. A $4,841 loss on early extinguishment of debt was incurred as a result of the refinancing of our long-term debt on March 5, 2004, which includes a one-time non-cash charge of $4,628 from writing off deferred financing costs related to the May 2002 credit facility and $213 of one-time cash expense related to bank fees incurred to arrange the refinanced credit facility which are not able to be capitalized. The remaining $2,760 of unamortized costs from the May 2002 credit facility, in addition to debt issuance costs of $1,791 for the March 2004 refinanced credit facility which are able to be capitalized, will be amortized over the life of the new credit facility.

Income taxes were a benefit of $1,541 in the first quarter of 2004 compared to an expense of $315 in the same period of 2003 as a result of the current year loss versus a pretax income in the prior year. Our net loss was $2,256, or $0.15 per share, in the first quarter of 2004, including the approximate $2,954 or $0.19 per share after-tax loss on early extinguishment of debt, compared to a net income of $708, or $0.05 per share, in the first quarter of 2003, which included a $260 or $0.02 per share gain on the cumulative effect of a change in accounting principle.

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

External Sources of Capital at March 31, 2004

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, term loans in the amounts of $50,000 and $150,000, respectively, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The proceeds of the credit facilities were used to refinance indebtedness under prior credit facilities and for general corporate purposes. The facilities received ratings of BB- and Ba3 from Standard & Poor’s Ratings Services and Moody’s Investors Services, respectively. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in the financial covenants and extend the amortization of principal. There is approximately $1,700 in annual cash interest savings under the new facilities. D&E incurred a one-time non-cash write-off of approximately $4,628 of unamortized debt issuance costs of the previous credit facility and capitalized approximately $1,791 and expensed $213 of costs related to the new credit facility.

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

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio and debt service coverage. As of March 31, 2004, we had no other unsecured lines of credit. As of March 31, 2004, the full $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital increased to 54.4% at March 31, 2004 from 53.6% at December 31, 2003 due to the increase in long-term debt and the reduction of capital caused by the $4,841 of loss on early extinguishment of debt.

Maturities of long-term debt as of March 31, 2004, under the May 24, 2002 and the March 5, 2004 credit facilities are as follows:

Year	May 24, 2002 Credit Facility	March 5, 2004 Credit Facility
2004	$8,750	$6,500
2005	21,000	10,000
2006	27,250	10,000
2007	27,250	12,500
2008	29,750	12,500
Thereafter	117,050	183,500

The interest rates on the new loan facility depending on the leverage ratio are as follows:

Term Loan A	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%
Term Loan B	U.S. Prime plus 1.50% to 1.75% or LIBOR plus 2.50% to 2.75%
Revolving Loan	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%

The financial covenant ratios in the new loan facility are as follows:

Total Leverage Ratio = Indebtedness divided by Cash Flow Declines to <2.75 after 1/1/2008	<4.25
Total Indebtedness to Total Capitalization Ratio	<60%
Debt Service Coverage = Cash Flow divided by Debt Service Pro forma last year Cash Flow/next year’s Debt Service	>1.75
Operating Cash Flow divided by Fixed Charges	>1.05

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

Form 10-Q/A

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

Form 10-Q/A

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

Item 4. Controls and Procedures

This section has been updated to give effect to the restatement as discussed in Note 1 to the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America.

As of March 31, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective. The errors identified and discussed in Note 1 of the consolidated condensed financial statements were the result of the misapplication of the accounting guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for the Changes in Line-of-Credit or Revolving Debt Arrangements” to a syndicated senior secured debt financing completed on March 5, 2004. The errors were identified during the quarterly review process for the period ended September 30, 2004 and immediately corrected. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement was reflective of a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s disclosure controls. The

Form 10-Q/A

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

material weakness was caused by an inadequate control over the review process of the implementation of accounting guidance to new transactions. The Company has subsequently implemented a policy that involves an additional level of review over the implementation of accounting guidance.

Attached as exhibits 31 and 32 to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act. This portion of the Company’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

D&E Communications, Inc.

Date: November 9, 2004

	By:	/s/ G. WILLIAM RUHL
G. William Ruhl
Chairman, President and Chief Executive Officer

Date: November 9, 2004

	By:	/s/ THOMAS E. MORELL
Thomas E. Morell
Senior Vice President, Chief Financial Officer and Treasurer