Form 10-Q/A
period 2004-06-30
D&E COMMUNICATIONS INC
filed 2004-11-09
CIK 1011737

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

D&E Communications, Inc.

Form 10-Q/A

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed to restate the financial statement and footnote information reported in the Consolidated Financial Statements included in Item 1 of Part I, and related disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of the Registrant’s original Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004. This amendment restates the loss on early extinguishment of debt, deferred debt issuance costs, and the interest expense related to a syndicated senior secured debt financing completed on March 5, 2004. In March 2004, D&E reported a loss on extinguishment of debt, consisting of a non-cash write-off of unamortized debt issuance costs of the previous credit facility and the expensing of debt issuance costs related to the new credit facility. Additionally, D&E capitalized certain debt issuance costs related to the new facility.

The Company concluded that the loss on extinguishment of debt recorded in connection with such financing was overstated as a result of the misapplication of the accounting guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for the Changes in Line-of-Credit or Revolving Debt Arrangements.” The applicable accounting guidance was improperly applied by performing an analysis of the change in the present value of the aggregate cash flows of all the debt instruments within the credit facility as opposed to doing so on a lender by lender basis. As a result, the Company has restated its financial statements for the quarters ended March 31, 2004 and June 30, 2004. The table below sets forth the line items from the statement of operations and the statement of financial condition impacted by the restatement on a restated basis and as previously reported.

This amendment does not reflect events occurring after the filing of the original Form 10-Q on August 6, 2004 except for the restatement described above.

i

	For the Three Months ended June 30, 2004		For the Six Months ended June 30, 2004
(In thousands, except per-share amounts)	As Restated	As Reported	As Restated	As Reported
Interest expense	$(3,396)	$(3,264)	$(7,491)	$(7,315)
Loss on early extinguishment of debt	—	—	(4,841)	(8,013)
Total other income (expense)	(3,394)	(3,262)	(12,189)	(15,185)
Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	1,797	1,929	(1,984)	(4,980)
Income taxes (benefit)	547	600	(994)	(2,211)
Total income taxes and dividends on utility preferred stock	564	617	(961)	(2,178)
Income (loss) from continuing operations	1,233	1,312	(1,023)	(2,802)
Net Income (Loss)	$1,233	$1,312	$(1,023)	$(2,802)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.08	$0.08	$(0.07)	$(0.18)
Net income (loss) per common share	$0.08	$0.08	$(0.07)	$(0.18)

			At June 30, 2004
Current assets			$41,033	$41,013
Other			8,551	5,557
Total other assets			328,140	325,146
TOTAL ASSETS			$554,758	$551,744
Current liabilities			$38,251	$38,244
Deferred income taxes			87,924	86,696
Retained earnings			43,786	42,007
Shareholders’ equity			196,855	195,076
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$554,758	$551,744

ii

D&E Communications, Inc. and Subsidiaries

Form 10-Q/A

iii

Form 10-Q/A Part I – Financial Information

Item 1.	Financial Statements

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	(As restated See note 1) 2004	2003	(As restated See note 1) 2004	2003
OPERATING REVENUES
Communication service revenues	$40,325	$38,975	$80,384	$77,833
Communication products sold	2,969	3,698	5,985	6,343
Other	841	614	1,531	1,196

Total operating revenues	44,135	43,287	87,900	85,372

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	16,267	14,472	31,851	29,429
Cost of communication products sold	2,406	2,755	4,825	5,016
Depreciation and amortization	9,918	9,576	19,619	19,127
Marketing and customer services	4,166	3,891	8,147	7,930
General and administrative services	6,187	6,126	13,253	12,200

Total operating expenses	38,944	36,820	77,695	73,702

Operating income	5,191	6,467	10,205	11,670

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(318)	(682)	(850)	(1,360)
Interest expense	(3,396)	(4,602)	(7,491)	(9,197)
Loss on early extinguishment of debt	—	—	(4,841)	—
Other, net	320	72	993	928

Total other income (expense)	(3,394)	(5,212)	(12,189)	(9,629)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	1,797	1,255	(1,984)	2,041
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	547	428	(994)	743
Dividends on utility preferred stock	17	17	33	33

Total income taxes and dividends on utility preferred stock	564	445	(961)	776

Income (loss) from continuing operations	1,233	810	(1,023)	1,265
Discontinued operations:
Loss from operations of discontinued Paging business, net of income tax benefit of $24 and $27	—	(46)	—	(53)

Income (loss) before cumulative effect of change in accounting principle	1,233	764	(1,023)	1,212
Cumulative effect of change in accounting principle, net of income taxes of $177 (See Note 4)	—	—	—	260

NET INCOME (LOSS)	$1,233	$764	$(1,023)	$1,472

Weighted average common shares outstanding (basic)	15,564	15,453	15,557	15,437
Weighted average common shares outstanding (diluted)	15,631	15,498	15,557	15,480
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.08	$0.05	$(0.07)	$0.08
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Cumulative effect of accounting change (See Note 4)	0.00	0.00	0.00	0.02

Net income (loss) per common share	$0.08	$0.05	$(0.07)	$0.10

Dividends per common share	$0.13	$0.13	$0.25	$0.25

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	(As restated See note 1) June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,780	$12,446
Accounts receivable, net of reserves of $1,206 and $1,410	16,908	20,956
Inventories, lower of cost or market, at average cost	3,492	3,552
Prepaid expenses	10,637	8,914
Other	1,216	1,141

TOTAL CURRENT ASSETS	41,033	47,009

INVESTMENTS
Investments in and advances to affiliated companies	3,011	3,611

PROPERTY, PLANT AND EQUIPMENT
In service	326,214	320,720
Under construction	8,810	5,964

	335,024	326,684
Less accumulated depreciation	152,450	137,533

	182,574	189,151

OTHER ASSETS
Goodwill	149,094	149,127
Intangible assets, net of accumulated amortization	170,495	173,594
Other	8,551	11,756

	328,140	334,477

TOTAL ASSETS	$554,758	$574,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$8,288	$11,001
Accounts payable and accrued liabilities	17,706	18,507
Accrued taxes	809	2,120
Accrued interest and dividends	1,482	1,949
Advance billings, customer deposits and other	9,966	10,323

TOTAL CURRENT LIABILITIES	38,251	43,900

LONG-TERM DEBT	213,500	222,765

OTHER LIABILITIES
Deferred income taxes	87,924	88,295
Other	16,782	17,248

	104,706	105,543

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 ½%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 at June 30, 2004 and 30,000 at December 31, 2003	2,537	2,533
Outstanding shares: 15,573 at June 30, 2004 and 15,547 at December 31, 2003
Additional paid-in capital	159,859	159,515
Accumulated other comprehensive income (loss)	(4,045)	(4,865)
Retained earnings	43,786	48,693
Treasury stock at cost, 307 shares at June 30, 2004 and December 31, 2003	(5,282)	(5,282)

	196,855	200,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$554,758	$574,248

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

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2004 and 2003

(in thousands)

(Unaudited)

	2004		2003
	(As restated See note 1)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,854	$2,533	15,721	$2,512
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans	26	4	36	5
Common stock issued for stock options exercised	—	—	42	7

Balance at June 30	15,880	2,537	15,799	2,524

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		159,515		158,101
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans		344		378
Common stock issued for stock options exercised		—		377

Balance at June 30		159,859		158,856

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(4,865)		(7,071)
Unrealized gain on investments, net of tax		—		464
Unrealized gain (loss) on interest rate swap agreements, net of tax		820		(720)

Balance at June 30		(4,045)		(7,327)

RETAINED EARNINGS
Balance at beginning of year		48,693		52,343
Net income (loss)		(1,023)		1,472
Dividends on common stock: $0.25 per share for each period		(3,884)		(3,856)

Balance at June 30		43,786		49,959

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(307)	(5,282)
Treasury stock acquired	—	—	—	—

Balance at June 30	(307)	(5,282)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	15,573	$196,855	15,492	$198,730

	Three months ended June 30,		Six months ended June 30,
	(As restated See note 1) 2004	2003	(As restated See note 1) 2004	2003
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,233	$764	$(1,023)	$1,472
Unrealized gain on investments, net of income taxes of $0, $251, $0 and $284	—	410	—	464
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of $744, ($335), $560 and ($493)	1,089	(488)	820	(720)

Total comprehensive income (loss)	$2,322	$686	$(203)	$1,216

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

1.	Restatement

The Company has restated its financial statements for the three months and six months ended June 30, 2004 to correct the amounts of the loss on early extinguishment of debt, deferred debt issuance costs, and the interest expense related to a syndicated senior secured debt financing completed on March 5, 2004. In March 2004, D&E reported a loss on extinguishment of debt, consisting of a non-cash write-off of unamortized debt issuance costs of the previous credit facility and the expensing of debt issuance costs related to the new credit facility. Additionally, D&E capitalized certain debt issuance costs related to the new facility.

The Company concluded that the loss on extinguishment of debt recorded in connection with such financing was overstated as a result of the misapplication of the accounting guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for the Changes in Line-of-Credit or Revolving Debt Arrangements.” The applicable accounting guidance was improperly applied by performing an analysis of the change in the present value of the aggregate cash flows of all the debt instruments within the credit facility as opposed to doing so on a lender by lender basis. As a result, the Company has restated its financial statements for the quarters ended March 31, 2004 and June 30, 2004. The table below sets forth the line items from the statement of operations and the statement of financial condition impacted by the restatement on a restated basis and as previously reported.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

(In thousands, except per-share amounts)	For the Three Months ended June 30, 2004		For the Six Months ended June 30, 2004
	As Reported	As Restated	As Reported	As Reported
Interest expense	$(3,396)	$(3,264)	$(7,491)	$(7,315)
Loss on early extinguishment of debt	—	—	(4,841)	(8,013)
Total other income (expense)	(3,394)	(3,262)	(12,189)	(15,185)
Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	1,797	1,929	(1,984)	(4,980)
Income taxes (benefit)	547	600	(994)	(2,211)
Total income taxes and dividends on utility preferred stock	564	617	(961)	(2,178)
Income (loss) from continuing operations	1,233	1,312	(1,023)	(2,802)
Net Income (Loss)	$1,233	$1,312	$(1,023)	$(2,802)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.08	$0.08	$(0.07)	$(0.18)
Net income (loss) per common share	$0.08	$0.08	$(0.07)	$(0.18)

			At June 30, 2004
Current assets			$41,033	$41,013
Other			8,551	5,557
Total other assets			328,140	325,146
TOTAL ASSETS			$554,758	$551,744
Current liabilities			$38,251	$38,244
Deferred income taxes			87,924	86,696
Retained earnings			43,786	42,007
Shareholders’ equity			196,855	195,076
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$554,758	$551,744

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

2.	Basis of Presentation

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

3.	Stock Compensation

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

	Three months ended June 30,		Six months ended June 30,
	(As restated) 2004	2003	(As restated) 2004	2003
Net income (loss), as reported	$1,233	$764	$(1,023)	$1,472
Add: stock-based employee compensation included in reported net income (loss), net of related tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(12)	(12)	(25)	(25)

Pro forma net income (loss)	$1,221	$752	$(1,048)	$1,447

Basic and diluted income (loss) per share:
As reported	$0.08	$0.05	$(0.07)	$0.10
Pro forma	$0.08	$0.05	$(0.07)	$0.09

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

4.	Accounting Changes and Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset D&E adopted SFAS No. 143 effective January 1, 2003 and recorded an after-tax benefit of $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years.

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

In May 2004, the FASB issued Staff Position No. (FSP) 106-2, “Accounting and Disclosure Requirements Related To the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit available to employers whose prescription drug benefits are actuarially equivalent to the drug benefit provided under Medicare Part D. It also contains guidance for alternatives of prospective or retroactive transition accounting treatment. FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004. D&E is currently waiting for the actuarially equivalent guidelines to be released so that it can evaluate if the prescription drug benefits provided by its health care plans are actuarially equivalent to the Medicare Part D benefit under the Act. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

5.	Earnings per Share

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

	Three months ended June 30,		Six months ended June 30,
	(As restated) 2004	2003	(As restated) 2004	2003
Basic earnings (loss) per share computation
Income (loss) from continuing operations	$1,233	$810	$(1,023)	$1,265
Income (loss) from discontinued operations	—	(46)	—	(53)
Cumulative effect of accounting change	—	—	—	260

Net income (loss)	$1,233	$764	$(1,023)	$1,472

Weighted average shares (thousands)	15,564	15,453	15,557	15,437

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.08	$0.05	$(0.07)	$0.08
Income (loss) from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	0.02

Net income (loss) per common share	$0.08	$0.05	$(0.07)	$0.10

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	(As restated) 2004	2003	(As restated) 2004	2003
Diluted earnings (loss) per share computation
Income (loss) from continuing operations	$1,233	$810	$(1,023)	$1,265
Income (loss) from discontinued operations	—	(46)	—	(53)
Cumulative effect of accounting change	—	—	—	260

Net income (loss)	$1,233	$764	$(1,023)	$1,472

Weighted average shares (thousands)	15,564	15,453	15,557	15,437
Plus incremental shares from assumed stock option exercises	67	45	—	43

Adjusted weighted average shares	15,631	15,498	15,557	15,480

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.08	$0.05	$(0.07)	$0.08
Income (loss) from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	0.02

Net income (loss) per common share	$0.08	$0.05	$(0.07)	$0.10

6.	Intangible Assets

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	June 30, 2004	December 31, 2003
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(11,486)	(8,729)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(833)	(633)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,138)	(996)

Net intangible assets	$170,495	$173,594

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

7.	Discontinued Operations

D&E Wireless

D&E owned a fifty percent partnership interest in PCS ONE. On April 1, 2002, D&E consummated the sale of PCS ONE.

During the three-month period ended March 31, 2003, D&E paid $20,500 in taxes related to gain on sale of PCS ONE which are included in cash used in operating activities of discontinued operations in the statement of cash flows.

Paging Services

During the third quarter of 2002, D&E committed to a plan to sell the assets of Conestoga Mobile Systems’ ($205) and D&E's paging operations ($10). As such, the assets were reported as held for sale and the results of operations were reported in discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale. In January 2003, we entered into an agreement to sell our paging operations’ assets for $215. The transaction closed for $171 on May 29, 2003. The final selling price was less than anticipated and resulted in a $29 net of tax asset impairment. This was caused by a smaller customer base on the date of sale than anticipated when the agreement was entered into. No liabilities were included as part of the sale.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Summarized income statement information for the discontinued operations of the paging services were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$—	$64	$—	$236
Expenses	—	134	—	316

Operating loss	—	(70)	—	(80)
Income taxes (benefit)	—	(24)	—	(27)

Loss from paging operations, net of taxes	$—	$(46)	$—	$(53)

8.	Investments in Affiliated Companies

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The summarized results of operations of Pilicka were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$2,778	$2,633	$5,393	$4,983
Net loss	(478)	(900)	(1,049)	(1,738)
D&E’s share of loss	(138)	(260)	(303)	(502)
Investment amortization	(117)	(116)	(233)	(232)
Total loss	(255)	(376)	(536)	(734)

9.	Long Term Debt

The following table sets forth the total long-term debt outstanding:

	Average Interest Rate	Maturity	June 30, 2004
Senior Secured Revolving Credit Facility	3.87%	2011	$—
Senior Secured Term Loan B	4.86%	2011	147,689
Senior Secured Term Loan A	5.35%	2011	39,061
Secured Term Loan	9.34%	2014	20,000
Secured Term Loan	9.36%	2014	15,000
Capital lease obligations			38

			221,788
Less current maturities			8,288

Total long-term debt			$213,500

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, Term Loan A in the amount of $50,000, Term Loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to refinance indebtedness under prior credit facilities and for general corporate purposes. D&E incurred a loss on the early extinguishment of debt of $4,841, consisting of a non-cash write-off of $4,628 of unamortized debt issuance costs of the previous credit facility and the expensing of $213 of debt issuance costs related to the new credit facility. D&E capitalized approximately $1,859 of debt issuance costs related to the new credit facility, which will be amortized into interest expense over the life of the new credit facility. On March 31, 2004, D&E began making quarterly scheduled payments of $1,625 on the new credit facility. In May 2004, D&E made a voluntary prepayment of $10,000 of which $8,439 and $1,561 was applied to Term Loan A and Term Loan B, respectively.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

12.	Sales Tax

On July 15, 2004, D&E received a Stipulation for Judgment from the Commonwealth of Pennsylvania to settle a request for refund of sales taxes. D&E anticipates a net receipt of approximately $600 for the settlement during the third quarter of 2004.

13.	Business Segment Data

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

Financial results for D&E’s business segments are as follows:

	External Revenues Three months ended June 30,		Intersegment Revenues Three months ended June 30,		Operating Income (Loss) Three months ended June 30,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$25,476	$26,229	$2,358	$1,973	$7,273	$8,737
CLEC	9,014	8,697	313	175	(741)	(906)
Internet Services	2,572	1,518	6	169	(5)	(13)
Systems Integration	6,230	6,227	13	5	(1,189)	(1,150)
Corporate, Other and Eliminations	843	616	(2,690)	(2,322)	(147)	(201)

Total	$44,135	$43,287	$—	$—	$5,191	$6,467

	External Revenues Six months ended June 30,		Intersegment Revenues Six months ended June 30,		Operating Income (Loss) Six months ended June 30,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$51,155	$52,206	$4,663	$4,033	$14,774	$16,570
CLEC	17,786	17,083	626	325	(1,631)	(1,867)
Internet Services	5,036	3,015	11	320	101	(18)
Systems Integration	12,372	11,397	24	15	(2,320)	(2,314)
Corporate, Other and Eliminations	1,551	1,671	(5,324)	(4,693)	(719)	(701)

Total	$87,900	$85,372	$—	$—	$10,205	$11,670

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1.    Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Segment Assets
Segment	(As restated) June 30, 2004	December 31, 2003
RLEC	$478,865	$482,765
CLEC	64,026	64,415
Internet Services	3,224	3,086
Systems Integration	19,605	20,572
Corporate, Other and Eliminations	(10,962)	3,410

Total	$554,758	$574,248

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended June 30,		Six months ended June 30,
	(As restated) 2004	2003	(As restated) 2004	2003
Operating income from reportable segments	$5,338	$6,668	$10,924	$12,371
Corporate, other and eliminations	(147)	(201)	(719)	(701)
Equity in net losses of affiliates	(318)	(682)	(850)	(1,360)
Interest expense	(3,396)	(4,602)	(7,491)	(9,197)
Loss on early extinguishment of debt	—	—	(4,841)	—
Other, net	320	72	993	928

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$1,797	$1,255	$(1,984)	$2,041

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

Historically, we have derived a majority of our revenues from the regulated RLEC segment. The RLEC segment external revenues account for approximately 58% of the total second quarter 2004 consolidated revenues and substantially all of our operating income. The decrease in RLEC access lines experienced since 2002 is significant, as access lines have traditionally been monitored as an important

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands)

measure of RLEC performance. Our total RLEC lines continued to decrease during the second quarter of 2004. The decreases have been primarily due to the fact that, customers have migrated second lines to broadband services, such as DSL. Additionally, customers transferring to wireless services decreases the demand for first and second lines. We believe the fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers are willing to pay for advanced services. The opportunity to provide such services is an important component of our business plan.

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

Our CLEC segment provides similar service to the RLEC segment, however its operations are less regulated. Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Network access revenue consists of charges paid by long distance companies and other telecommunications carriers’ customers for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID and call waiting. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

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

June 30, 2004	RLEC	CLEC	Internet Services	Systems Integration	Corporate, Other and Eliminations	Total Company
Revenues – External	$25,476	$9,014	$2,572	$6,230	$843	$44,135
Revenues – Intercompany	2,358	313	6	13	(2,690)	—

Total Revenues	27,834	9,327	2,578	6,243	(1,847)	44,135

Depreciation and Amortization	7,874	1,067	255	487	235	9,918
Other Operating Expenses	12,687	9,001	2,328	6,945	(1,935)	29,026

Total Operating Expenses	20,561	10,068	2,583	7,432	(1,700)	38,944

Operating Income (Loss)	$7,273	$(741)	$(5)	$(1,189)	$(147)	5,191

June 30, 2003
Revenues – External	$26,229	$8,697	$1,518	$6,227	$616	$43,287
Revenues – Intercompany	1,973	175	169	5	(2,322)	—

Total Revenues	28,202	8,872	1,687	6,232	(1,706)	43,287

Depreciation and Amortization	7,868	994	207	416	91	9,576
Other Operating Expenses	11,597	8,784	1,493	6,966	(1,596)	27,244

Total Operating Expenses	19,465	9,778	1,700	7,382	(1,505)	36,820

Operating Income (Loss)	$8,737	$(906)	$(13)	$(1,150)	$(201)	$6,467

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

June 30, 2004	RLEC	CLEC	Internet Services	Systems Integration	Corporate, Other and Eliminations	Total Company
Revenues – External	$51,155	$17,786	$5,036	$12,372	$1,551	$87,900
Revenues – Intercompany	4,663	626	11	24	(5,324)	—

Total Revenues	55,818	18,412	5,047	12,396	(3,773)	87,900

Depreciation and Amortization	15,542	2,127	504	985	461	19,619
Other Operating Expenses	25,502	17,916	4,442	13,731	(3,515)	58,076

Total Operating Expenses	41,044	20,043	4,946	14,716	(3,054)	77,695

Operating Income (Loss)	$14,774	$(1,631)	$101	$(2,320)	$(719)	$10,205

June 30, 2003
Revenues – External	$52,206	$17,083	$3,015	$11,397	$1,671	$85,372
Revenues – Intercompany	4,033	325	320	15	(4,693)	—

Total Revenues	56,239	17,408	3,335	11,412	(3,022)	85,372

Depreciation and Amortization	15,725	1,969	400	840	193	19,127
Other Operating Expenses	23,944	17,306	2,953	12,886	(2,514)	54,575

Total Operating Expenses	39,669	19,275	3,353	13,726	(2,321)	73,702

Operating Income (Loss)	$16,570	$(1,867)	$(18)	$(2,314)	$(701)	$11,670

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Other income and expense was a net expense of $3,394 in the second quarter of 2004 compared to a net expense of $5,212 in the same period of 2003. Our equity in the losses of our European affiliates decreased to $318 in the second quarter of 2004 from $682 in the same period of 2003. Interest expense decreased to $3,396 in the second quarter of 2004, compared to $4,602 in the same period of 2003. Other, net increased $248 to $320 primarily from $154 of interest income received on a quarterly basis in 2004 from the note receivable acquired from the sale of the assets of Conestoga Wireless and a $132 gain on the sale of real estate sold in 2004.

Income taxes were $547 in the second quarter of 2004 compared to $428 in the same period of 2003 as a result of the increased pretax income in 2004. Our net income was $1,233, or $0.08 per share, in the second quarter of 2004 compared to $764, or $0.05 per share income in the second quarter of 2003.

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

Other income and expense was a net expense of $12,189 in the first half of 2004 compared to a net expense of $9,629 in the same period of 2003. Our equity in the losses of our European affiliates decreased to $850 in the first half of 2004 from $1,360 in the same period of 2003. Interest expense decreased to $7,491 in the first half of 2004, compared to $9,197 in the same period of 2003. A $4,841 loss on early extinguishment of debt was incurred as a result of the refinancing of our long-term debt on March 5, 2004. This amount included a one-time non-cash charge of $4,628 from writing off deferred financing costs related to a May 2002 credit facility and $213 of one-time cash expense related to bank fees incurred to arrange the refinanced credit facility which were not able to be capitalized. The remaining $2,760 of unamortized costs from the May 2002 credit facility, in addition to the debt issuance costs of $1,859 for the March 2004 refinanced credit facility were capitalized and will be amortized over the life of the new credit facility.

Income taxes were a benefit of $994 in the first half of 2004, compared to an expense of $743 in the same period of 2003, as a result of the current year loss, primarily due to refinancing costs; versus a pretax

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands)

income in the prior year. Our net loss was $1,023, or $0.07 per share, in the first half of 2004, including the approximate $2,954, or $0.19 per share, after-tax loss on early extinguishment of debt, compared to a net income of $1,472, or $0.10 per share, in the first half of 2003, which included a $260, or $0.02 per share gain, on the cumulative effect of a change in accounting principle.

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

(Dollars are in thousands)

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

(Dollars are in thousands)

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

(Dollars are in thousands)

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

External Sources of Capital at June 30, 2004

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, term loans in the amounts of $50,000 and $150,000, respectively, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The proceeds of the credit facilities were used to refinance indebtedness under prior credit facilities and for general corporate purposes. The facilities received ratings of BB- and Ba3 from Standard & Poor’s Ratings Services and Moody’s Investors Services, respectively. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in the financial covenants and extend the amortization of principal. There is approximately $1,700 in annual cash interest savings under the new facilities. D&E incurred a one-time non-cash write-off of approximately $4,841 of unamortized debt issuance costs of the previous credit facility and capitalized approximately $1,859 and expensed $213 of costs related to the new credit facility.

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

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars are in thousands)

the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of June 30, 2004, we had no other unsecured lines of credit. As of June 30, 2004, the full $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 52.8% at June 30, 2004 from 53.6% at December 31, 2003 due to the decrease in long-term debt resulting from scheduled and voluntary principal payments and the purchase of a building under a capital lease.

Maturities of long-term debt as of June 30, 2004, under the May 24, 2002 and the March 5, 2004 credit facilities are as follows:

Year	May 24, 2002, Credit Facility	March 5, 2004, Credit Facility
2004	$8,750	$6,500
2005	21,000	10,000
2006	27,250	10,000
2007	27,250	12,500
2008	29,750	12,500
Thereafter	103,800	170,250

The interest rates on the new loan facility depending on the leverage ratio are as follows:

Term Loan A	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%
Term Loan B	U.S. Prime plus 1.50% to 1.75% or LIBOR plus 2.50% to 2.75%
Revolving Loan	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%

The financial covenant ratios in the new loan facility are as follows:

Total Leverage Ratio = Indebtedness divided by Cash Flow	<4.25
Declines to <2.75 after 1/1/2008
Total Indebtedness to Total Capitalization Ratio	<60%
Debt Service Coverage = Cash Flow divided by Debt Service	>1.75
Pro forma last year Cash Flow/next year’s Debt Service
Operating Cash Flow divided by Fixed Charges	>1.05

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

(Dollars are in thousands)

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

(Dollars are in thousands)

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

(Dollars are in thousands)

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

(Dollars are in thousands)

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

(Dollars are in thousands)

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

In May 2004, the FASB issued Staff Position No. (FSP) 106-2, “Accounting and Disclosure Requirements Related To the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit available to employers whose prescription drug benefits are actuarially equivalent to the drug benefit provided under Medicare Part D. It also contains guidance for alternatives of prospective or retroactive transition accounting treatment. FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004. D&E is currently waiting for the actuarially equivalent guidelines to be released so that it can evaluate if the prescription drug benefits provided by its health care plans are actuarially equivalent to the Medicare Part D benefit under the Act. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

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

(Dollars are in thousands)

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

(Dollars amounts are in thousands)

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

(Dollars amounts are in thousands)

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

(Dollars amounts are in thousands)

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

(Dollars amounts are in thousands)

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3.    Quantitative and Qualitative Disclosure About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. There has been no significant change in the risk during 2004. As of June 30, 2004, and December 31, 2003 our debt can be categorized as follows:

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

As of June 30, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective. The errors identified and discussed in Note 1 of the consolidated condensed financial statements were the result of the misapplication of the accounting guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for the Changes in Line-of-Credit or Revolving Debt Arrangements” to a syndicated senior secured debt financing completed on March 5, 2004. The errors were identified during the quarterly review process for the period ended September 30, 2004 and immediately corrected. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement was reflective of a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s disclosure controls. The material weakness was caused by an inadequate control over the review process of the implementation of accounting guidance to new transactions. The Company has subsequently implemented a policy that involves an additional level of review over the implementation of accounting guidance.

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