Form 10-Q
period 2004-09-30
D&E COMMUNICATIONS INC
filed 2004-11-09
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, par value $0.16 per share	14,254,617 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I - Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
OPERATING REVENUES
Communication service revenues	$39,877	$39,764	$120,261	$117,596
Communication products sold	3,225	2,778	9,210	9,121
Other	590	489	2,121	1,686

Total operating revenues	43,692	43,031	131,592	128,403

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	17,033	15,822	48,884	45,250
Cost of communication products sold	2,547	1,979	7,372	6,995
Depreciation and amortization	9,724	9,645	29,343	28,772
Marketing and customer services	3,845	4,149	11,992	12,079
General and administrative services	6,083	6,138	19,336	18,339

Total operating expenses	39,232	37,733	116,927	111,435

Operating income	4,460	5,298	14,665	16,968

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(576)	(513)	(1,426)	(1,873)
Interest expense	(3,456)	(4,492)	(10,947)	(13,689)
Loss on early extinguishment of debt	—	—	(4,841)	—
Other, net	346	(6)	1,339	922

Total other income (expense)	(3,686)	(5,011)	(15,875)	(14,640)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	774	287	(1,210)	2,328

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK

Income taxes (benefit)	39	116	(955)	859
Dividends on utility preferred stock	16	16	49	49

Total income taxes and dividends on utility preferred stock	55	132	(906)	908

Income (loss) from continuing operations	719	155	(304)	1,420

Discontinued operations:
Loss from operations of discontinued Paging business, net of income tax benefit of $27	—	—	—	(53)

Income (loss) before cumulative effect of change in accounting principle	719	155	(304)	1,367

Cumulative effect of change in accounting principle, net of income taxes of $177 (See Note 3)	—	—	—	260

NET INCOME (LOSS)	$719	$155	$(304)	$1,627

Weighted average common shares outstanding (basic)	14,867	15,522	15,325	15,465
Weighted average common shares outstanding (diluted)	14,910	15,591	15,325	15,526

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.05	$0.01	$(0.02)	$0.09
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Cumulative effect of accounting change (See Note 3)	0.00	0.00	0.00	0.02

Net income (loss) per common share	$0.05	$0.01	$(0.02)	$0.11

Dividends per common share	$0.13	$0.13	$0.38	$0.38

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,399	$12,446
Accounts receivable, net of reserves of $1,205 and $1,410	17,552	20,956
Inventories, lower of cost or market, at average cost	3,551	3,552
Prepaid expenses	6,082	8,914
Other	1,704	1,141

TOTAL CURRENT ASSETS	35,288	47,009

INVESTMENTS
Investments in and advances to affiliated companies	2,477	3,611

PROPERTY, PLANT AND EQUIPMENT
In service	327,175	320,720
Under construction	13,078	5,964

	340,253	326,684
Less accumulated depreciation	156,986	137,533

	183,267	189,151

OTHER ASSETS
Goodwill	149,045	149,127
Intangible assets, net of accumulated amortization	168,945	173,594
Other	8,392	11,756

	326,382	334,477

TOTAL ASSETS	$547,414	$574,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$9,125	$11,001
Accounts payable and accrued liabilities	20,222	18,507
Accrued taxes	932	2,120
Accrued interest and dividends	1,749	1,949
Advance billings, customer deposits and other	7,406	10,323

TOTAL CURRENT LIABILITIES	39,434	43,900

LONG-TERM DEBT	221,000	222,765

OTHER LIABILITIES
Deferred income taxes	86,478	88,295
Other	16,422	17,248

	102,900	105,543

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 at September 30, 2004 and 30,000 at December 31, 2003	2,539	2,533
Outstanding shares: 14,254 at September 30, 2004 and 15,547 at December 31, 2003
Additional paid-in capital	160,091	159,515
Accumulated other comprehensive income (loss)	(4,107)	(4,865)
Retained earnings	42,728	48,693
Treasury stock at cost, 1,640 shares at September 30, 2004 and 307 shares at December 31, 2003	(18,617)	(5,282)

	182,634	200,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$547,414	$574,248

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$34,824	$32,109

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(16,554)	(14,139)
Proceeds from Conestoga Wireless and Paging sales	—	10,176
Increase in investments and advances to affiliates	(446)	(1,199)
Decrease in investments and repayments from affiliates	154	189

Net Cash Used In Investing Activities from Continuing Operations	(16,846)	(4,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(5,425)	(5,546)
Payments on long-term debt	(213,640)	(12,364)
Proceeds from long-term debt financing	210,000	12,000
Payment of debt issuance costs	(1,971)	—
Proceeds from issuance of common stock	346	951
Purchase of treasury stock	(13,335)	—

Net Cash Used In Financing Activities from Continuing Operations	(24,025)	(4,959)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(6,047)	22,177

CASH USED IN DISCONTINUED OPERATIONS
Cash Used in Operating Activities of Discontinued Operations	—	(20,553)

Net Cash Used In Discontinued Operations	—	(20,553)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,047)	1,624

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	12,446	15,514

END OF PERIOD	$6,399	$17,138

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2004 and 2003

(in thousands)

(Unaudited)

	2004		2003
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,854	$2,533	15,721	$2,512
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans	40	6	49	8
Common stock issued for stock options exercised	—	—	72	11

Balance at September 30	15,894	2,539	15,842	2,531

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		159,515		158,101
Common stock issued for Employee Stock Purchase and Dividend Reinvestment Plans		576		642
Common stock issued for stock options exercised		—		549

Balance at September 30		160,091		159,292

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(4,865)		(7,071)
Unrealized gain on investments, net of tax		—		470
Unrealized gain (loss) on interest rate swap agreements, net of tax		758		(261)

Balance at September 30		(4,107)		(6,862)

RETAINED EARNINGS
Balance at beginning of year		48,693		52,343
Net income (loss)		(304)		1,627
Dividends on common stock: $0.38 per share for each period		(5,661)		(5,794)

Balance at September 30		42,728		48,176

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(307)	(5,282)
Treasury stock acquired	(1,333)	(13,335)	—	—

Balance at September 30	(1,640)	(18,617)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	14,254	$182,634	15,535	$197,855

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$719	$155	$(304)	$1,627
Unrealized gain on investments, net of income taxes of $0, $0, $0 and $284	—	6	—	470
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of ($44), $314, $516 and ($179)	(62)	459	758	(261)

Total comprehensive income	$657	$620	$454	$1,836

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

The accompanying financial statements are unaudited and have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission (SEC). In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results for the year ended December 31, 2004.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$719	$155	$(304)	$1,627
Add: stock-based employee compensation included in reported net income (loss), net of related tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(13)	(13)	(38)	(38)

Pro forma net income (loss)	$706	$142	$(342)	$1,589

Basic and diluted income (loss) per share:
As reported	$0.05	$0.01	$(0.02)	$0.11
Pro forma	$0.05	$0.01	$(0.02)	$0.10

The fair value of options granted and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following assumptions, which have not changed because no options were granted in 2003 or in the first nine months of 2004. Employee Stock Purchase Plan purchases were made each month at a 10% discount from market price with separate Black-Scholes assumptions.

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

D&E’s participation in this joint venture has been to provide working capital for the development of Pilicka’s telephone business in Poland and to manage EuroTel’s investments. EuroTel has assets of approximately $2,500, with no annual operating revenue. D&E’s maximum exposure to loss from its involvement in EuroTel is approximately $1,600 for investments, advances and current accounts receivable.

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

In May 2004, the FASB issued Staff Position No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit available to employers whose prescription drug benefits are at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004. Based upon the evaluation of information available to date, D&E has concluded that the prescription drug benefits provided by its postretirement health care plans are not actuarially equivalent to benefits available through Medicare Part D under the Act. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost reported in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

4. Earnings per Share

Basic earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed conversions of employee stock options. Options to purchase 55,104, 59,500, 221,358 and 70,104 shares for the three months and nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. The following table shows how earnings per share were computed for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings (loss) per share computation
Income (loss) from continuing operations	$719	$155	$(304)	$1,420
Income (loss) from discontinued operations	—	—	—	(53)
Cumulative effect of accounting change	—	—	—	260

Net income (loss)	$719	$155	$(304)	$1,627

Weighted average shares (thousands)	14,867	15,522	15,325	15,465

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.05	$0.01	$(0.02)	$0.09
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Cumulative effect of accounting change	0.00	0.00	0.00	0.02

Net income (loss) per common share	$0.05	$0.01	$(0.02)	$0.11

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Diluted earnings (loss) per share computation
Income (loss) from continuing operations	$719	$155	$(304)	$1,420
Income (loss) from discontinued operations	—	—	—	(53)
Cumulative effect of accounting change	—	—	—	260

Net income (loss)	$719	$155	$(304)	$1,627

Weighted average shares (thousands)	14,867	15,522	15,325	15,465
Plus incremental shares from assumed stock option exercises (thousands)	43	69	—	61

Adjusted weighted average shares (thousands)	14,910	15,591	15,325	15,526

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.05	$0.01	$(0.02)	$0.09
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Cumulative effect of accounting change	0.00	0.00	0.00	0.02

Net income (loss) per common share	$0.05	$0.01	$(0.02)	$0.11

5. Intangible Assets

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	September 30, 2004	December 31, 2003
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(12,865)	(8,729)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(933)	(633)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,209)	(996)

Net intangible assets	$168,945	$173,594

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Aggregate amortization expense related to these intangible assets recorded for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, was $1,550, $1,550, $4,649 and $4,649, respectively.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2004	$6,198
2005	5,824
2006	5,513
2007	5,513
2008	5,513

Goodwill decreased $82 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition.

6. Discontinued Operations

D&E Wireless

D&E owned a fifty percent partnership interest in PCS ONE. On April 1, 2002, D&E consummated the sale of PCS ONE.

During the three-month period ended March 31, 2003, D&E paid $20,500 in taxes related to gain on sale of PCS ONE which are included in cash used in operating activities of discontinued operations in the statement of cash flows.

Paging Services

During the third quarter of 2002, D&E committed to a plan to sell the assets of Conestoga Mobile Systems’ ($205) and D&E’s paging operations ($10). As such, the assets were reported as held for sale and the results of operations were reported in discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale. In January 2003, we entered into an agreement to sell our paging operations’ assets for $215. The transaction closed for $171 on May 29, 2003. The final selling price was less than anticipated and resulted in a $29 net of tax asset impairment. This was caused by a smaller customer base on the date of sale than anticipated when the agreement was entered into. No liabilities were included as part of the sale.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Summarized income statement information for the discontinued operations of the paging services were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$236
Expenses	—	—	—	316

Operating loss	—	—	—	(80)
Income taxes (benefit)	—	—	—	(27)

Loss from paging operations, net of income tax benefit	$—	$—	$—	$(53)

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

In July 2002, EuroTel’s subsidiary, PenneCom, initiated a legal action against an investment bank and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals rejected an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred on a contingency basis in pursuit of such litigation.

The summarized results of operations of EuroTel were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$—	$—	$—	$—
Net loss	(921)	(798)	(1,863)	(2,676)
D&E’s share of loss	(307)	(266)	(621)	(892)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The summarized results of operations of Pilicka were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$2,995	$2,579	$8,388	$7,562
Net loss	(528)	(450)	(1,577)	(2,188)
D&E’s share of loss	(153)	(130)	(456)	(632)
Investment amortization	(116)	(117)	(349)	(349)
Total loss	(269)	(247)	(805)	(981)

8. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	Average Interest Rate	Maturity	September 30, 2004
Senior Secured Revolving Credit Facility	4.37%	2011	$10,000
Senior Secured Term Loan B	5.42%	2011	147,314
Senior Secured Term Loan A	4.32%	2011	37,811
Secured Term Loan	9.34%	2014	20,000
Secured Term Loan	9.36%	2014	15,000

			230,125
Less current maturities			9,125

Total long-term debt			$221,000

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000 jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25,000 revolving line of credit, Term Loan A in the amount of $50,000, Term Loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to refinance our indebtedness under prior credit facilities and for general corporate purposes. D&E incurred a loss on the early extinguishment of debt of $4,841, consisting of a non-cash write-off of $4,628 of unamortized debt issuance costs of the previous credit facility and the expensing of $213 of debt issuance costs related to the new credit facility. D&E capitalized approximately $1,859 of debt issuance costs related to the new credit facility, which will be amortized into interest expense over the life of the new credit facility. On March 31, 2004, D&E began making quarterly scheduled payments of $1,625 on the new credit facility. In May 2004, D&E made a voluntary prepayment of $10,000 of which $8,439 and $1,561 was applied to Term Loan A and Term Loan B, respectively. On August 13, 2004 D&E borrowed $10,000 on the revolving credit facility to partially fund the acquisition of treasury stock. See Note 12.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

On June 8, 2004, a capital lease obligation of $2,613 was eliminated in connection with the purchase of an office building previously held under a capital lease arrangement. The transaction did not impact the results of operations for the period.

9. Commitments and Contingencies

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of September 30, 2004, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Zoning approval has been received for the two sites and we anticipate that construction will begin in the near future. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5 for the second.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of September 30, 2004 is $13,636. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of September 30, 2004, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

10. Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$566	$450	$23	$28
Interest Cost	881	728	44	55
Expected Return on plan assets	(868)	(736)	(7)	(9)
Amortization of initial net obligation	—	—	3	4
Amortization of prior service cost	(17)	3	—	—
Amortization of net (gain) loss	256	153	11	17

Net periodic benefit cost	$818	$598	$74	$95

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$1,698	$1,564	$105	$78
Interest Cost	2,643	2,514	208	153
Expected Return on plan assets	(2,604)	(2,548)	(33)	(25)
Amortization of initial net obligation	—	—	15	12
Amortization of prior service cost	(51)	11	—	—
Amortization of net (gain) loss	768	525	53	47

Net periodic benefit cost	$2,454	$2,066	$348	$265

As of September 30, 2004, D&E contributed $2,163 to its defined benefit pension plans and has contributed $0 to its other postretirement benefit plan. The Company does not expect to make any additional contributions in 2004. D&E provides an opportunity for grandfathered retiring members of the Pension Plan for Employees of Buffalo Valley and the Pension Plan for Members of Local 1671, Conestoga Telephone & Telegraph Company, to purchase health care benefits under the Company’s fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for grandfathered retiring members of the Conestoga Telephone & Telegraph Company Pension Plan for non-union employees to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement. On July 21, 2004 the Company decided to discontinue offering these benefits to non-union grandfathered employees who will not be eligible to retire with these health benefits by June 30, 2005. As a result of this amendment to the postretirement plans, the Company’s accumulated postretirement benefit obligation decreased by approximately $1,310 and the postretirement benefits expense will decrease by $130 from August through December 2004.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

11. Sales Tax

On July 15, 2004, D&E entered into a Stipulation for Judgment with the Commonwealth of Pennsylvania to settle a request for refund of sales taxes. On August 11, 2004, D&E received the refund, which amounted to $602 after deduction of legal fees. The refund was a reduction of general and administrative expenses of approximately $449 and interest income of approximately $153.

12. Treasury Stock

D&E entered into an agreement with Citizens Communications Company under which D&E purchased 1,333,500 shares of its common stock from Citizens, or approximately 8.56% of the outstanding shares of common stock of D&E. The negotiated repurchase also terminated a 1997 Stock Acquisition Agreement pursuant to which an affiliate of Citizens originally acquired 1,300,000 shares of D&E stock. Under that agreement, Citizens was required, among other things, to provide D&E with an opportunity to purchase the shares subject to the agreement prior to selling those shares generally. On August 13, 2004, D&E used cash on hand, plus $10,000 borrowed on its revolving credit facility, to fund the acquisition of treasury stock at a price of $10.00 per share.

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$24,691	$26,698	$2,406	$1,853	$6,426	$8,214
CLEC	9,212	8,761	389	219	(837)	(1,156)
Internet Services	2,565	1,543	4	154	97	(167)
Systems Integration	6,223	5,485	18	7	(1,096)	(1,065)
Corporate, Other and Eliminations	1,001	544	(2,817)	(2,233)	(130)	(528)

Total	$43,692	$43,031	$—	$—	$4,460	$5,298

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Segment	2004	2003	2004	2003	2004	2003
RLEC	$75,846	$78,904	$7,069	$5,886	$21,200	$24,784
CLEC	26,998	25,844	1,015	544	(2,468)	(3,023)
Internet Services	7,601	4,558	15	474	198	(185)
Systems Integration	18,595	16,882	42	22	(3,416)	(3,379)
Corporate, Other and Eliminations	2,552	2,215	(8,141)	(6,926)	(849)	(1,229)

Total	$131,592	$128,403	$—	$—	$14,665	$16,968

	Segment Assets
Segment	September 30, 2004	December 31, 2003
RLEC	$478,044	$482,765
CLEC	63,691	64,415
Internet Services	3,164	3,086
Systems Integration	20,690	20,572
Corporate, Other and Eliminations	(18,175)	3,410

Total	$547,414	$574,248

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating income from reportable segments	$4,590	$5,826	$15,514	$18,197
Corporate, other and eliminations	(130)	(528)	(849)	(1,229)
Equity in net losses of affiliates	(576)	(513)	(1,426)	(1,873)
Interest expense	(3,456)	(4,492)	(10,947)	(13,689)
Loss on early extinguishment of debt	—	—	(4,841)	—
Other, net	346	(6)	1,339	922

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$774	$287	$(1,210)	$2,328

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

As of September 30, 2004, we served 140,243 RLEC access lines, 37,398 (1) CLEC access lines, 12,071 dial-up Internet access subscribers, 10,008 digital subscriber lines (“DSL”) and 901 web hosting customers. For the quarter ended September 30, 2004, we generated total revenues of $43,692 and operating income of $4,460.

(1)	The number of CLEC lines reported in this report has been adjusted cumulatively to include 110 lines as of December 31, 2003, 362 as of March 31, 2004, and 700 lines as of June 30, 2004 associated with one customer which were not included in our CLEC access line counts for the previous periods, beginning in the fourth quarter of 2003.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Historically, we have derived a majority of our revenues from the regulated RLEC segment. The RLEC segment external revenues account for approximately 57% of the total third quarter 2004 consolidated revenues and substantially all of our operating income. The decrease in RLEC access lines experienced since 2002 is significant, as access lines have traditionally been monitored as an important measure of RLEC performance. Our total RLEC lines continued to decrease during the third quarter of 2004. The decreases have been primarily due to the fact that, customers have migrated second lines to broadband services, such as DSL. Additionally, customers transferring to wireless services decrease the demand for first and second lines. We believe the fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers are willing to pay for enhanced services. The opportunity to provide such services is an important component of our business plan.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	We will consider increasing the scale and scope of our business through acquisitions of companies, including other RLECs that strategically fit with our integrated communications strategy. Acquisition targets may include companies that deepen our industry focus, broaden service territories and increase the breadth of our services.

Business Risks

Our primary business risks include the external threat of increased competition in the telecommunications industry and the internal risk of our debt financing, which was primarily incurred in connection with the acquisition of Conestoga in 2002.

•	Risk of increased competition

It is basic policy of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 (“TA-96”) has been discontinued. Since we did not receive additional extensions of this suspension, competitors are allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services.

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology may be eliminating those advantages. The further development of voice over Internet protocol (“VoIP”) is changing voice communication to a packet data transmission process. This enables cable companies, ISPs and new start-ups who need no facilities whatsoever, to compete with telephone companies for voice services and phone features like voicemail and unified communications. Furthermore, uncertainty in regulation of VoIP offerings at this time, places VoIP at a possible regulatory advantage over legacy telephone services. The FCC has ruled that VoIP services such as those offered by Pulver.com are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. To maintain and grow our voice communication business, we are planning to introduce VoIP offerings into our marketplace. Our VoIP initiatives will drive converged services and networks to produce operational efficiencies. In certain markets, we are now able to offer video service over our fiber-copper network that competes with the video services offered by the cable companies.

Adding to the complexity of the competitive environment, wireless offerings in voice and data are becoming more capable and competitive; and technology has been developed that will enable electric power transmission lines to compete in the communications industry. In the future, service offerings of telephone, cable and electric power lines in voice, data and video may be similar, while wireless is a significant provider in voice and data. All of these developments will result in an even more highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause telephone companies to lose their competitive edge in their territories and consequently result in significant inroads into their core telephone/voice business.

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

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our relatively stable RLEC business segment provides cash flow both to pursue our business plan to evolve into a leading, regional wireline-focused integrated communications service provider and to provide a current return on investment to our shareholders in the form of the dividend that we have historically paid. However, since our resources are limited and the manner in which the communications industry will develop is uncertain, both in terms of technology and regulation, we will not be able to pursue every possible avenue of development and critical decisions will need to be made at various stages of our evolution as a company. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services. Maintaining our dividend payout may be challenging due to the need to make continuing capital investments and restrictions under our financing facilities, both in the form of an annual limitation of $10,000 in dividends and the requirement to remain in compliance with financial covenants.

•	Risk of debt financing

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We have recently refinanced our indebtedness. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the scheduled amortization of principal. The refinancing also lifts restrictions on the expansion of our CLEC edge-out market and eliminates the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, concluded to manage our balance sheet in order to better pursue our business plan, decreases the risks associated with our indebtedness. However, our indebtedness of approximately $230,125 as of September 30, 2004 could restrict our operations because:

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

Results of Operations

The following table is a summary of our operating results by segment for the three months ended September 30, 2004 and 2003. In the fourth quarter of 2003, D&E moved responsibility for certain products to different segment managers. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income.

Three months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate, Other and Eliminations	Total Company
September 30, 2004
Revenues – External	$24,691	$9,212	$2,565	$6,223	$1,001	$43,692
Revenues – Intercompany	2,406	389	4	18	(2,817)	—

Total Revenues	27,097	9,601	2,569	6,241	(1,816)	43,692

Depreciation and Amortization	7,716	1,041	280	443	244	9,724
Other Operating Expenses	12,955	9,397	2,192	6,894	(1,930)	29,508

Total Operating Expenses	20,671	10,438	2,472	7,337	(1,686)	39,232

Operating Income (Loss)	$6,426	$(837)	$97	$(1,096)	$(130)	$4,460

September 30, 2003
Revenues – External	$26,698	$8,761	$1,543	$5,485	$544	$43,031
Revenues – Intercompany	1,853	219	154	7	(2,233)	—

Total Revenues	28,551	8,980	1,697	5,492	(1,689)	43,031

Depreciation and Amortization	7,991	1,011	207	375	61	9,645
Other Operating Expenses	12,346	9,125	1,657	6,182	(1,222)	28,088

Total Operating Expenses	20,337	10,136	1,864	6,557	(1,161)	37,733

Operating Income (Loss)	$8,214	$(1,156)	$(167)	$(1,065)	$(528)	$5,298

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the nine months ended September 30, 2004 and 2003. The 2003 Corporate, Other and Eliminations amounts include Conestoga Wireless revenue of $460 and a $380 operating loss for the two weeks before its sale in January 2003.

Nine months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate, Other and Eliminations	Total Company
September 30, 2004
Revenues – External	$75,846	$26,998	$7,601	$18,595	$2,552	$131,592
Revenues – Intercompany	7,069	1,015	15	42	(8,141)	—

Total Revenues	82,915	28,013	7,616	18,637	(5,589)	131,592

Depreciation and Amortization	23,258	3,168	784	1,428	705	29,343
Other Operating Expenses	38,457	27,313	6,634	20,625	(5,445)	87,584

Total Operating Expenses	61,715	30,481	7,418	22,053	(4,740)	116,927

Operating Income (Loss)	$21,200	$(2,468)	$198	$(3,416)	$(849)	$14,665

September 30, 2003
Revenues – External	$78,904	$25,844	$4,558	$16,882	$2,215	$128,403
Revenues – Intercompany	5,886	544	474	22	(6,926)	—

Total Revenues	84,790	26,388	5,032	16,904	(4,711)	128,403

Depreciation and Amortization	23,716	2,980	608	1,215	253	28,772
Other Operating Expenses	36,290	26,431	4,609	19,068	(3,735)	82,663

Total Operating Expenses	60,006	29,411	5,217	20,283	(3,482)	111,435

Operating Income (Loss)	$24,784	$(3,023)	$(185)	$(3,379)	$(1,229)	$16,968

Consolidated Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Consolidated operating revenues from continuing operations increased $661, or 1.5%, to $43,692 for the quarter ended September 30, 2004, from $43,031 in the same period of 2003. The increase was primarily due to growth in sales of dedicated data circuits and leased facilities in our RLEC and CLEC segments of approximately $669 and increased directory revenue of $291 offset by a $462 decrease in long distance revenue.

Consolidated operating income from continuing operations decreased $838, to $4,460, for the third quarter of 2004, from $5,298 in the same period of 2003. Operating income as a percentage of revenue decreased to 10.2% in the third quarter of 2004 compared to 12.3% in the same period of 2003. The change was primarily attributable to cost increases, including wage and benefits costs of $1,007 and directory expense of $166, which more than offset the increased revenues described above. Employee costs were lower in the RLEC, but increased in all other segments. The video service trial we have been conducting, which is reported as part of the corporate and other amounts, also contributed to the decrease in operating profit.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Other income and expense was a net expense of $3,686 in the third quarter of 2004 compared to a net expense of $5,011 in the same period of 2003. Our equity in the losses of our European affiliates increased to $576 in the third quarter of 2004 from $513 in the same period of 2003. Interest expense decreased to $3,456 in the third quarter of 2004, compared to $4,492 in the same period of 2003. Other, net was an income of $346 in 2004 compared to expense of $6 in 2003 primarily due to $167 of interest income received on a quarterly basis in 2004 from the note received from the sale of the assets of Conestoga Wireless and from $153 of interest income received with a sales tax refund.

Income taxes were $39 in the third quarter of 2004 compared to $116 in the same period of 2003. Income taxes were reduced in 2004 primarily due to tax benefits from state net operating losses and adjustments of our prior year tax provisions to the returns. Our net income was $719, or $0.05 per share, in the third quarter of 2004 compared to $155, or $0.01 per share, in the third quarter of 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Consolidated operating revenues from continuing operations increased $3,189, or 2.5%, to $131,592 for the nine months ended September 30, 2004, from $128,403 in the same period of 2003. The increase was due to growth in sales of dedicated data circuits and leased facilities in our RLEC and CLEC segments of approximately $1,845, increased directory revenue of $1,039, and increased professional services revenue of approximately $1,282 in the Systems Integration segment. The sale of assets of Conestoga Wireless in January 2003, resulted in decreased revenue of $460 for the nine months of 2004 versus 2003.

Consolidated operating income from continuing operations decreased $2,303, to $14,665, for the first nine months of 2004, from $16,968 in the same period of 2003. Operating income as a percentage of revenue decreased to 11.1% in the first nine months of 2004 compared to 13.2% in the same period of 2003. The change was primarily attributable to cost increases, including wage and benefits costs of $2,494, directory expense of $857 and subcontracted labor of $985 in the Systems Integration segment, which more than offset the increased revenues described above. Employee costs were lower in the RLEC, but increased in all other segments. The video service trial we have been conducting, which is reported as part of corporate and other amounts, also contributed to the decrease in operating profit.

Other income and expense was a net expense of $15,875 in the first nine months of 2004 compared to a net expense of $14,640 in the same period of 2003. Our equity in the losses of our European affiliates decreased to $1,426 in the first nine months of 2004 from $1,873 in the same period of 2003. Interest expense decreased to $10,947 in the first nine months of 2004, compared to $13,689 in the same period of 2003. A $4,841 loss on early extinguishment of debt was incurred as a result of the refinancing of our long-term debt on March 5, 2004. This amount included a one-time non-cash charge of $4,628 from writing off deferred financing costs related to a May 2002 credit facility and $213 of one-time cash expense related to bank fees incurred to arrange the refinanced

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

credit facility which were not able to be capitalized. The remaining $2,760 of unamortized costs from the May 2002 credit facility, in addition to the debt issuance costs of $1,859 for the March 2004 refinanced credit facility were capitalized and will be amortized over the life of the new credit facility.

Income taxes were a benefit of $955 in the first nine months of 2004, compared to an expense of $859 in the same period of 2003, as a result of the current year tax loss, primarily due to refinancing costs, versus pretax income in the prior year, and as a result of tax benefits from state net operating losses and adjustments of our prior year tax provisions to the returns. Our net loss was $304, or $0.02 per share, in the first nine months of 2004, including the approximate $2,954, or $0.19 per share, after-tax loss on early extinguishment of debt, compared to a net income of $1,627, or $0.11 per share, in the first nine months of 2003, which included a $260, or $0.02 per share gain, on the cumulative effect of a change in accounting principle.

RLEC Segment Results

	Three months ended September 30,
	2004	2003	Change	% Change
Revenues:
Local Telephone Service	$8,386	$8,551	$(165)	(1.9)
Network Access	13,240	14,102	(862)	(6.1)
Other	5,471	5,898	(427)	(7.2)

Total Revenues	27,097	28,551	(1,454)	(5.1)

Depreciation and Amortization	7,716	7,991	(275)	(3.4)
Other Operating Expenses	12,955	12,346	609	4.9

Total Operating Expenses	20,671	20,337	334	1.6

Operating Income	$6,426	$8,214	$(1,788)	(21.8)

Access Lines at September 30	140,243	143,870	(3,627)	(2.5)

RLEC segment revenues decreased $1,454, or 5.1%, to $27,097 in the three months ended September 30, 2004, from $28,551 in the three months ended September 30, 2003. Local telephone service revenues decreased partially as a result of decreasing access lines, and network access revenues decreased from lower settlement rates, from decreased minutes of use and from a revision to our National Exchange Carrier Association (NECA) liability estimate. Both local and network access revenues were affected positively from growth in dedicated data circuits and leased facilities. Other revenue changes include an increase in directory advertising revenue offset by decreases in regional long distance toll service and equipment sales.

RLEC operating expenses increased $334, or 1.6%, to $20,671 in the third quarter of 2004, from $20,337 in the same period of the prior year. The increase is due mainly to increased contracted billing services, directory expense, repairs and maintenance and Universal Service Fund expenses, which were partially offset by decreases in depreciation, wages and benefits expenses.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2004	2003	Change	% Change
Revenues:
Local Telephone Service	$25,261	$24,858	$403	1.6
Network Access	41,204	42,282	(1,078)	(2.5)
Other	16,450	17,650	(1,200)	(6.8)

Total Revenues	82,915	84,790	(1,875)	(2.2)

Depreciation and Amortization	23,258	23,716	(458)	(1.9)
Other Operating Expenses	38,457	36,290	2,167	6.0

Total Operating Expenses	61,715	60,006	1,709	2.8

Operating Income	$21,200	$24,784	$(3,584)	(14.5)

Access Lines at September 30	140,243	143,870	(3,627)	(2.5)

RLEC segment revenues decreased $1,875, or 2.2%, to $82,915 in the nine months ended September 30, 2004, from $84,790 in the nine months ended September 30, 2003. Local telephone service revenues increased and network access revenues decreased by a comparable amount as part of the rate rebalancing in July 2003. Additionally, revenue decreased due to the effect of certain decreased minutes of use and a revision to our National Exchange Carrier Association (NECA) liability estimate. Both local and network access revenues were affected positively from growth in dedicated data circuits and leased facilities. Other revenue changes include an increase in directory advertising revenue offset by decreases in regional long distance toll service and equipment sales.

RLEC operating expenses increased $1,709, or 2.8%, to $61,715 in the first nine months of 2004, from $60,006 in the same period of the prior year. The increase is due mainly to increased contracted billing services, directory expense, repair and maintenance and Universal Service Fund expenses, which were partially offset by decreases in depreciation expenses, wages and benefits. The uncollectible account expense was low in 2003 as a result of recovering $260 of WorldCom accounts receivable.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended September 30,
	2004		2003	Change	% Change
Revenues:
Local Telephone Service	$3,093		$2,553	$540	21.2
Network Access	1,713		1,329	384	28.9
Long Distance	4,555		4,874	(319)	(6.5)
Other	240		224	16	7.1

Total Revenues	9,601		8,980	621	6.9

Depreciation and Amortization	1,041		1,011	30	3.0
Other Operating Expenses	9,397		9,125	272	3.0

Total Operating Expenses	10,438		10,136	302	3.0

Operating Loss	$(837)		$(1,156)	$319	(27.6)

Access Lines at September 30	37,398	(1)	35,106	2,292	6.5

(1)	The number of CLEC lines reported in this report has been adjusted cumulatively to include 110 lines as of December 31, 2003, 362 as of March 31, 2004, and 700 lines as of June 30, 2004 associated with one customer which were not included in our CLEC access line counts for the previous periods, beginning in the fourth quarter of 2003.

CLEC segment revenues increased $621, or 6.9%, to $9,601 in the three months ended September 30, 2004, from $8,980 in the three months ended September 30, 2003. The increase was related to the addition of access lines for new customers and growth in dedicated data circuits, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $319 due to rate reductions and decreased minutes of use.

Operating expenses for the CLEC segment increased $302, or 3.0%, to $10,438 in the third quarter of 2004, from $10,136 in the same period of 2003. Direct cost of operations increased primarily as a result of additional customers offset by decreases in network access expense. Continued increases in the number of access lines or customers are expected to improve operating efficiencies and improve operating results.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2004		2003	Change	% Change
Revenues:
Local Telephone Service	$8,549		$7,128	$1,421	19.9
Network Access	4,798		3,984	814	20.4
Long Distance	13,927		14,701	(774)	(5.3)
Other	739		575	164	28.5

Total Revenues	28,013		26,388	1,625	6.2

Depreciation and Amortization	3,168		2,980	188	6.3
Other Operating Expenses	27,313		26,431	882	3.3

Total Operating Expenses	30,481		29,411	1,070	3.6

Operating Loss	$(2,468)		$(3,023)	$555	(18.4)

Access Lines at September 30	37,398	(1)	35,106	2,292	6.5

(1)	The number of CLEC lines reported in this report has been adjusted cumulatively to include 110 lines as of December 31, 2003, 362 as of March 31, 2004, and 700 lines as of June 30, 2004 associated with one customer which were not included in our CLEC access line counts for the previous periods, beginning in the fourth quarter of 2003.

CLEC segment revenues increased $1,625, or 6.2%, to $28,013 in the nine months ended September 30, 2004, from $26,388 in the nine months ended September 30, 2003. The increase was related to the addition of access lines for new customers and growth in dedicated data circuits, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $774 due to rate reductions and decreased minutes of use.

Operating expenses for the CLEC segment increased $1,070, or 3.6%, to $30,481 in the first nine months of 2004, from $29,411 in the same period of 2003. Direct cost of operations increased primarily as a result of additional customers offset by decreases in network access expense. Continued increases in the number of access lines or customers are expected to improve operating efficiencies and improve operating results.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Internet Services Segment Results

	Three months ended September 30,
	2004	2003	Change	% Change
Revenues	$2,569	$1,697	$872	51.4

Depreciation and Amortization	280	207	73	35.3
Other Operating Expenses	2,192	1,657	535	32.3

Total Operating Expenses	2,472	1,864	608	32.6

Operating Income (Loss)	$97	$(167)	$264	158.1

Customers at June 30
DSL	10,008	6,734	3,274	48.6
Dial-up Access	12,071	12,855	(784)	(6.1)
Web-hosting Services	901	795	106	13.3

Internet Services segment revenues increased $872, or 51.4%, to $2,569 in the three months ended September 30, 2004, from $1,697 in the three months ended September 30, 2003. The increase resulted from additional DSL customers and web hosting subscribers. Additionally, effective October 2003, the Internet segment began selling DSL data transmission services in addition to DSL Internet connection services, which increased revenue by $702.

Operating expenses for the Internet Services segment increased $608, or 32.6%, to $2,472 in the third quarter of 2004, from $1,864 in the same period of 2003. The direct cost of operations increase includes $537 additional intercompany expense for wholesale DSL data transmission fees from the RLEC segment. Customer service expense growth of $75, or 16.1%, due to increased wage and benefit costs related in part to expanding customer service hours, was more than offset by other general and administrative expense reductions of $103, or 29.2%, largely from a decline in uncollectible receivables.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2004	2003	Change	% Change
Revenues	$7,616	$5,032	$2,584	51.4

Depreciation and Amortization	784	608	176	28.9
Other Operating Expenses	6,634	4,609	2,025	43.9

Total Operating Expenses	7,418	5,217	2,201	42.2

Operating Income (Loss)	$198	$(185)	$383	N/A

Customers at September 30
DSL	10,008	6,734	3,274	48.6
Dial-up Access	12,071	12,855	(784)	(6.1)
Web-hosting Services	901	795	106	13.3

Internet Services segment revenues increased $2,584, or 51.4%, to $7,616 in the nine months ended September 30, 2004, from $5,032 in the nine months ended September 30, 2003. The increase resulted from additional DSL customers and web hosting subscribers. Additionally, effective October 2003, the Internet segment began selling DSL data transmission services in addition to DSL Internet connection services, which increased revenue by $2,071.

Operating expenses for the Internet Services segment increased $2,201, or 42.2%, to $7,418 in the first nine months of 2004, from $5,217 in the same period of 2003. The direct cost of operations increase includes $1,536 additional intercompany expense for wholesale DSL data transmission fees from the RLEC segment. The customer service expense grew $434, or 33.5%, due to increased wage and benefit costs related in part to expanding customer service hours.

Systems Integration Segment Results

	Three months ended September 30,
	2004	2003	Change	% Change
Revenues	$6,241	$5,492	$749	13.6

Depreciation and Amortization	443	375	68	18.1
Other Operating Expenses	6,894	6,182	712	11.5

Total Operating Expenses	7,337	6,557	780	11.9

Operating Loss	$(1,096)	$(1,065)	$31	2.9

Systems Integration segment revenues increased $749, or 13.6%, to $6,241 in the three months ended September 30, 2004, from $5,492 in the three months ended September 30, 2003. The increase consisted of $408 in communication services revenue and $341 in telecommunications and computer equipment sales.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the Systems Integration segment increased $780, or 11.9%, to $7,337 in the third quarter 2004, from $6,557 in the same period of 2003. The major expense variance was an increase in wages and subcontractor services and to a lesser extent, an increase in material costs.

	Nine months ended September 30,
	2004	2003	Change	% Change
Revenues	$18,637	$16,904	$1,733	10.3

Depreciation and Amortization	1,428	1,215	213	17.5
Other Operating Expenses	20,625	19,068	1,557	8.2

Total Operating Expenses	22,053	20,283	1,770	8.7

Operating Loss	$(3,416)	$(3,379)	$(37)	1.1

Systems Integration segment revenues increased $1,733, or 10.3%, to $18,637 in the nine months ended September 30, 2004, from $16,904 in the nine months ended September 30, 2003. The increase consisted of $1,273 in communication services revenue and $460 primarily from telecommunications equipment sales.

Operating expenses for the Systems Integration segment increased $1,770, or 8.7%, to $22,053 in the first nine months of 2004, from $20,283 in the same period of 2003. The major expense variance was an increase in wages and subcontractor services.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations. We anticipate any new acquisitions to be financed partly with operating cash and partly through external sources, such as bank borrowings and offerings of debt or equity securities. In May 2004, we made an additional principal payment of $10,000 on our term loans; however in August 2004, we borrowed $10,000 from our revolving credit facility to partially fund the purchase of 1,333,500 shares, or approximately 8.56% of D&E common stock from Citizens Communications.

	As of September 30,
	2004	2003
Net cash provided by (used in):
Cash flows from operating activities of continuing operations	$34,824	$32,109
Investing activities from continuing operations	(16,846)	(4,973)
Financing activities from continuing operations	(24,025)	(4,959)
Discontinued operations	—	(20,553)

Net cash provided by operating activities of continuing operations was $34,824 in the nine months ended September 30, 2004, compared with $32,109 in the same period of 2003. Net cash provided by

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

operating activities of continuing operations in the nine months ended September 30, 2004 was primarily attributable to the net loss plus non-cash expenses for depreciation and amortization and early extinguishment of debt as well as a collection of an income tax receivable offset by a reduction in accounts payable. Net cash provided by operating activities of continuing operations in the nine months ended September 30, 2003 was primarily attributable to the net income plus non-cash expenses for depreciation and amortization as well as a reduction in accounts receivable.

Net cash used in investing activities was $16,846 in the nine months ended September 30, 2004, compared with a net cash of $4,973 used in the same period of 2003. On June 8, 2004, D&E purchased an office building in State College for $3,123 including closing costs, which was previously reported as a capital lease included in long-term debt. A capital lease obligation of $2,613 was eliminated and approximately $510 of the payment represents additional costs of land and building assets. Other capital additions in the first nine months of 2004 were primarily for information technology upgrades of approximately $5,773, including $1,543 related to the billing system conversion; communications network enhancements of approximately $6,829; and outside plant expansion totaling approximately $3,874. In 2003, the proceeds from the Conestoga Wireless and paging business sales of $10,176, were offset in part by the $14,139 of capital additions and $1,010 of net increase to investments and advances to affiliates.

Net cash used in financing activities was $24,025 in the nine months ended September 30, 2004, compared with $4,959 of net cash used in the same period of 2003. In the nine months of 2004, payment of dividends of $5,425 was a comparable use of funds in the prior year. The long-term debt refinancing on March 5, 2004 was the significant financing activity in the current year with proceeds of $200,000 of which $191,700 was used to repay the original loan and $1,971 to pay new debt issuance costs. Scheduled and voluntary repayments of long-term bank debt totaled $19,225 for the nine months of 2004. Additionally, the long-term capital lease obligations were reduced by $2,716 as a result of the capital lease payments and the eventual purchase of the office building and land. On March 14, 2003, we borrowed $12,000 to use along with cash from operations to pay $20,700 of federal taxes primarily related to the sale of our D&E wireless investment. On August 13, 2004 we borrowed $10,000 to partially fund the purchase of 1,333,500 treasury shares at $10.00 per share.

Discontinued operations had no cash effect in 2004 but used $20,553 of cash in 2003 primarily for paying the taxes due on the sale of PCS ONE in 2002.

Other

During the first nine months of 2004, we continued the trial of video services in Union County, Pennsylvania that was launched at the end of last year using the same DSL technology that we use for providing broadband access to customers throughout our territory. The combination of services in which we provide voice, video and high speed Internet access is known as a “triple play” bundle and is consistent with our objectives to be able to provide complete communications services to our customers. We are currently evaluating the triple play test phase and our ability to offer these services to effectively compete with cable television and wireless companies in the future. We are also working with Bucknell University on a unique video service where we use their data network to transmit video services to their students.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

On July 15, 2004, D&E entered into a Stipulation for Judgment with the Commonwealth of Pennsylvania to settle a request for refund of sales taxes. On August 11, 2004, D&E received the refund which amounted to $602 after deduction of legal fees.

D&E provides an opportunity for grandfathered retiring members of the Pension Plan for Employees of Buffalo Valley and the Pension Plan for Members of Local 1671, Conestoga Telephone & Telegraph Company, to purchase health care benefits under the Company’s fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for grandfathered retiring members of the Conestoga Telephone & Telegraph Company Pension Plan for non-union employees to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement. On July 21, 2004 the Company decided to discontinue offering these benefits for non-union grandfathered employees who will not be eligible to retire with these health benefits by June 30, 2005. As a result of this amendment to the postretirement plans, the Company’s accumulated postretirement benefit obligation decreased by approximately $1,310 and the annual postretirement benefits expense will decrease by $130 from August through December 2004 and are expected to decrease $300 in 2005 and later years.

D&E entered into an agreement with Citizens Communications Company under which D&E purchased from Citizens at a price of $10.00 per share, 1,333,500 shares of D&E’s common stock, approximately 8.56% of its outstanding shares. The negotiated repurchase also terminated a 1997 Stock Acquisition Agreement pursuant to which an affiliate of Citizens originally acquired 1,300,000 shares of D&E stock. Under that agreement, Citizens was required, among other things, to provide D&E with an opportunity to purchase the shares subject to the agreement prior to selling those shares generally. We borrowed $10,000 on our existing revolving credit facility, along with cash on hand, to fund the repurchase.

External Sources of Capital at September 30, 2004

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

As of September 30, 2004, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $37,811), Term Loan B (a $150,000 single draw 8.5-year senior term loan with a remaining balance of $147,314) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 ($15,000 remaining available since we

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

borrowed $10,000 on August 13, 2004) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired their long-term loans of $35,000, which were transferred to D&E Communications under the same terms as part of the refinancing.

The Term Loan A requires interest payments with increasing quarterly principal payments, which began in the first quarter of 2004 and continue through the second quarter of 2011. The Term Loan B requires interest payments with small quarterly principal payments, which began in the first quarter of 2004 and continue through 2010 and four large quarterly payments in 2011. The revolving credit facility requires interest only payments until December 31, 2006 when the commitment will be reduced from $25,000 to $15,000 until the final required payment on June 30, 2011. Interest on both the term loans and the revolving credit facility is payable at the U.S. prime rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. A commitment fee of .50% must be paid on the unused portion of the revolving credit facility. The fixed interest rate loans of $35,000 transferred from Conestoga require interest only payments until the first quarter of 2005 and equal quarterly principal payments from the first quarter of 2005 through the fourth quarter of 2014.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of September 30, 2004, we had no other unsecured lines of credit. As of September 30, 2004, $15,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital increased to 55.6% at September 30, 2004 from 53.6% at December 31, 2003 due to the impact of dividend payments and the treasury stock purchase reducing net equity.

Maturities of long-term debt as of September 30, 2004, under the March 5, 2004 credit facilities are as follows:

Year	March 5, 2004 Credit Facility
2004	$6,500
2005	10,000
2006	10,000
2007	12,500
2008	12,500
Thereafter	178,625

The interest rates on the new loan facility depending on the leverage ratio are as follows:

Term Loan A	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%
Term Loan B	U.S. Prime plus 1.50% to 1.75% or LIBOR plus 2.50% to 2.75%
Revolving Loan	U.S. Prime plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

As of September 30, 2004, we were in compliance with each of the financial covenant ratios in the new loan facility, which limits are as follows:

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

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2004, other than for operations, include capital expenditures, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On October 28, 2004, we declared a quarterly common stock dividend of $0.125 per share payable on December 15, 2004, to holders of record on December 1, 2004. We expect that this dividend will result in an aggregate payment of approximately $1,800. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of September 30, 2004, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Zoning approval has been received for the two sites and we anticipate that construction will begin in the near future. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5 for the second.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of September 30, 2004 is $13,636. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of September 30, 2004, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

We hold a 33% interest in EuroTel and a 28.88% direct interest in Pilicka, both of which we account for under the equity method of accounting. Thus, neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have also committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. In the nine months ended September 30, 2004, D&E made advances of $316 to EuroTel and we expect that our total 2004 advances will be less than $1,000 in the aggregate.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivables on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first nine months of 2003 and 2004, we have not recorded significant adjustments to our revenues as a result of our participation in these pools.

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

In May 2004, the FASB issued Staff Position No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit available to employers whose prescription drug benefits are at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004. Based upon the evaluation of information available to date, D&E has concluded that the prescription drug benefits provided by its postretirement health care plans are not actuarially equivalent to benefits available through Medicare Part D under the Act. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost reported in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

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

As of September 30, 2004, we had approximately $230,125 of total indebtedness, including current maturities. See “External Sources of Capital at September 30, 2004” above. This indebtedness could restrict our operations due to the following factors, among others:

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

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology may be eliminating those advantages. The further development of voice over Internet protocol (“VoIP”) is changing voice communication to a packet data transmission process. This enables cable companies, ISPs and new start-ups who need no facilities whatsoever, to compete with telephone companies for voice services and phone features like voicemail and unified communications. Furthermore, uncertainty in regulation of VoIP offerings at this time, places VoIP at a possible regulatory advantage over legacy telephone services. The FCC has ruled that VoIP services such as those offered by Pulver.com are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. To maintain and grow our voice communication business, we are planning to introduce VoIP offerings into our marketplace. Our VoIP initiatives will drive converged services and networks to produce operational efficiencies. In certain markets, we are now able to offer video service over our fiber-copper network that competes with the video services offered by the cable companies.

Adding to the complexity of the competitive environment, wireless offerings in voice and data are becoming more capable and competitive; and technology has been developed that will enable electric power transmission lines to compete in the communications industry. In the future, service offerings of telephone, cable and electric power lines in voice, data and video may be similar, while wireless is a significant provider in voice and data. All of these developments will result in an even more highly competitive environment in which four types of companies are very likely to be in direct competition

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

with each other in many locations. This development could cause telephone companies to lose their competitive edge in their territories and consequently result in significant inroads into their core telephone/voice business.

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

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Beginning with our Annual Report on Form 10-K for the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting in order to allow management to report on, and our independent auditors to attest to, such effectiveness. We have dedicated a significant amount of time and resources to ensuring compliance and also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation in order to comply with the management certification and auditor attestation requirements. We may encounter delays in implementing the requirements relating to internal controls; therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations.

We cannot provide any assurance that we will be able to complete our evaluation of our internal controls in time for us to successfully remediate any internal control deficiencies or that our independent registered public accounting firm can complete their assessment of our internal controls in a timely manner.

If, as of December 31, 2004, we identify and fail to remediate significant deficiencies and material weaknesses that lead us or our independent registered public accounting firm to be unable to reach a conclusion on our internal controls over financial reporting, or to conclude that our internal controls over financial reporting were not effective, there could be an adverse affect on our business.

We may be unable to successfully complete the conversion of the D&E and Conestoga billing systems into a single system, and such inability could have an adverse impact on our profitability.

The billing systems conversion of the D&E and Conestoga systems into a single platform is nearing completion. The conversion of the Conestoga data has been completed in October 2004 and the initial billing cycle began on November 1, 2004. Initial billing for other cycles will continue throughout the month of November. D&E has proactively notified the Conestoga customers of the changes related to bill format and does not anticipate any significant customer impact.

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

The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our ILEC operating results yet at the same time present operating benefits to our CLEC business.

We no longer have a limited suspension from certain interconnection requirements of the Telecommunications Act of 1996. As a result, we may be subject to additional competition for telecommunications services.

Our RLEC services held a limited suspension until January 2003 from certain interconnection requirements of the TA-96. The suspension protected our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our services and facilities. Since we did not receive additional extensions of this suspension, competitors are allowed to seek removal of our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. There has been no significant change in the risk during 2004. As of September 30, 2004, and December 31, 2003 our debt can be categorized as follows:

	September 30, 2004	December 31, 2003
Fixed interest rates:
Secured Term Loans	$35,000	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	$10,000	$29,550
Senior Secured Term Loans	$185,125	$166,500

As part of our loan covenant conditions, we have arranged interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of September 30, 2004, our bank debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for two years through interest rate swaps	$35,000	5.29%	$35,000
Rates fixed for three years through interest rate swaps	$35,000	5.55%	$35,000
Rates fixed for four years through interest rate swaps	$35,000	6.23%	$35,000
Fixed rate debt, rates fixed for twelve years	$35,000	9.35%	$41,624

Total fixed rate debt	$140,000	6.67%	$146,624
Variable rate debt	$90,125	4.42%	$90,125

If interest rates rise above the rates of the variable debt, we could realize additional annual interest expense of $451 for each 50 basis points above the variable rates. If rates were to decline, we would realize less interest expense of approximately $451 annually for each 50 basis point decrease in rates.

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value of Liability
11/25/02 to 11/25/04	$35,000	6.29%	4.50%	$70
12/04/02 to 12/04/05	$35,000	6.93%	4.56%	$128
11/25/02 to 11/25/06	$35,000	7.23%	4.50%	$462

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

Item 4. Controls and Procedures

As of September 30, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have made certain changes to the design and operations of our disclosure controls and procedures that are more fully described below.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires D&E to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending December 31, 2004. That report will include an assessment by D&E’s management on the design and operating effectiveness of its internal control over financial reporting as of the end of the fiscal year.

D&E has undertaken a comprehensive effort to assess its system of internal controls over financial reporting by using both internal resources and external consulting assistance. D&E has reviewed its internal controls over financial reporting to assess the effectiveness of internal controls over financial reporting. That review has shown that, while most controls function appropriately, some areas require additional work and improvement.

Certain internal control procedures have been remediated to improve their design and operating effectiveness. Enhancements have been made in areas such as in fixed asset controls, by conducting a physical inventory of fixed assets; in tax reporting procedures, by improving our monitoring controls; and in the implementation of accounting guidance, by adding an additional level of review.

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

During the quarterly review process for the period ended September 30, 2004, the Corporation’s Chief Executive Officer and Chief Accounting Officer identified errors that were the result of the misapplication of the accounting guidance EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for the Changes in Line-of-Credit or Revolving Debt Arrangements” to a syndicated senior secured debt financing completed on March 5, 2004. The errors were immediately corrected and reported in amended Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement was reflective of a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s disclosure controls. The material weakness was caused by an inadequate control over the review process of the implementation of accounting guidance to new transactions. The Company has subsequently implemented a policy that involves an additional level of review over the implementation of accounting guidance.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

In October 2004, D&E has implemented the process to consolidate two of its existing billing systems into one billing program. This billing conversion will be completed in the fourth quarter, 2004. In connection with the billing system conversion process, we anticipate a significant change in the internal controls of the company as a result of consolidating the related internal control processes.

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