Form 10-K
period 2004-12-31
D&E COMMUNICATIONS INC
filed 2005-03-14
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.16 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $160,074,856. Such aggregate market value was computed by reference to the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2004. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2005 was 14,272,871.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

You should understand that various factors, including those discussed in the section titled “Item 1. Business—Factors Affecting Our Prospects” and elsewhere in this document could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 1.	Business

Overview

We are a provider of integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. Including the operations of Conestoga Enterprises, Inc. (“Conestoga”) acquired in May 2002, we have operated as a rural local exchange carrier (“RLEC”) in parts of Lancaster, Berks, Lebanon, Chester, Montgomery, Lehigh, Union and Northumberland counties in Pennsylvania since the early 1900s and were among the first to deploy a 100% digitally switched network. In 1998, we began operating as a competitive local exchange carrier (“CLEC”) and currently operate in the Lancaster, Reading, State College, Pottstown, Williamsport, Altoona and Harrisburg, Pennsylvania areas, which we refer to as our “edge-out” markets. Today, we offer our customers a comprehensive package of communications services, including local and long distance telephone services, high-speed data services, Internet access services and integrated voice and data network solutions throughout our territory. Additionally, in the State College and Lewisburg areas, we also provide video services.

As of December 31, 2004, we served 139,607 RLEC access lines, 38,461 CLEC access lines, 11,535 dial-up internet access subscribers, 11,052 digital subscriber line (“DSL”) subscribers, and 909 web hosting customers. For the year ended December 31, 2004, we generated revenue of $176.3 million, operating income of $20.9 million and a net loss of $2.7 million.

Historically, we have derived the majority of our revenues and operating income from the regulated RLEC segments. For the three years ended December 31, 2004, the RLEC segment accounted for approximately 58% of total revenues and virtually all of our operating income. The following graphs represent fiscal year segment revenues and operating income.

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

We have investments in foreign telecommunications service providers. We own a 38.16% interest, 9.28% through our one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka Telefonia Sp. z o.o. (“Pilicka”), which operates a telephone network in a region south of Warsaw, Poland. We presently maintain a minority interest in these ventures. We currently are exploring strategic alternatives with regard to our ownership interest in Pilicka.

Our common stock is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol “DECC”. Our internet address is

www.decommunications.com. Electronic copies of the 2004 Annual Report on Form 10-K are available free of charge by visiting the “Investor Relations” section of www.decommunications.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the United States Securities and Exchange Commission (SEC).

Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. The contents of this website are not part of this filing. We are a Pennsylvania corporation.

Recent Developments

PenTeleData Limited Partnership I

On February 28, 2005, we sold our interest in PenTeleData Limited Partnership I for $2.9 million resulting in a gain of $2.1 million before taxes. The investment in PenTeleData is reported in other long-term assets on the balance sheet at December 31, 2004 and 2003.

Debt Refinancing

On March 5, 2004, we completed a syndicated senior secured debt financing in the amount of $260 million jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25 million Revolving Loan, Term Loan A in the amount of $50 million, Term Loan B in the amount of $150 million, and the assumption of $35 million of term indebtedness of a D&E subsidiary. The debt was assigned a “BB-” rating by Standard & Poor’s Rating Services and a “Ba3” rating by Moody’s Investor Services.

Further, on November 22, 2004, we entered into an amendment with respect to the Term Loan B portion of this senior financing. The amendment reduced the applicable LIBOR margin of Term Loan B from 2.75% to 2.00% through its stated maturity date of December 31, 2011. Assuming no ongoing increase in market interest rates, we anticipate the refinancing in March and the amendment in November would provide an annual interest savings of $2.7 million.

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

The Company and CEI shared complementary footprints that have allowed the Company to realize additional growth opportunities in the eastern half of Pennsylvania as a result of the merger. We have realized increased cash flow through our ability to cross-sell enhanced telephone products developed using our Advanced Intelligent Network software, Internet services, and systems integration data services to a wider customer base in Conestoga’s territory. With minimal incremental expense, we have been able to expand our existing products into the CEI territories. We have realized significant synergies as a result of the merger due to our ability to eliminate redundant expense items over the two operations and spread fixed costs over a larger customer and revenue base. We originally forecasted approximately $4.6 million in annual cost savings and successfully achieved all projected synergies as scheduled. Management achieved additional synergies in the area of subscriber billing by completion of the billing conversion during 2004. We saved approximately $0.6 million during the portion of 2004 affected by the billing conversion. In 2005 we expect to achieve an additional approximate $1.0 million in savings over the level of 2004, resulting in a total $1.6 million in savings compared to the 2003 expense level.

The Telecommunications Industry

The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies from the point of origination to the point of termination. In recent years the industry has undergone rapid change due to competition, the construction of additional infrastructure and the introduction of new technologies, which has resulted in increased demand for telecommunications services. The Telecommunications Act of 1996 (“TA-96”) and its subsequent interpretation and implementation by the Federal Communications Commission (“FCC”) has had a far reaching impact on telecommunications companies, regulators and customers as society moves forward to embrace an information highway: available to all approach.

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

The passage of TA-96, with its stated goal of encouraging the rapid deployment of new telecommunications technologies and promoting competition to ensure lower prices and higher quality services for U.S. telecommunications customers, substantially changed the telecommunications industry. TA-96 effectively permitted newly created CLECs to compete with ILECs. As a result, ILEC and CLEC operators increasingly seek to differentiate themselves by bundling their communications service offerings and providing high quality customer service. Both ILEC and CLEC operators face other competitive methods of delivering communications services including cable service, wireless telephones, satellite transmission and voice over the Internet protocol (“VoIP”) service.

Despite competition introduced into the telecommunications industry as a result of the passage of TA-96, many large RLECs continue to grow their business by capitalizing on their extensive networks, favorable demographic trends and the increasing demand for communications services, including new service offerings such as high-speed data and enhanced telephone services. There are also a number of RLECs that operate in rural areas where competition from CLECs generally has been minimal due to regulatory factors, including exemptions from rules applicable to the RBOCs that require competitive access as mandated by TA-96, and the unfavorable economics of constructing and operating competitive systems in rural areas. Additionally, there has been consolidation among RLECs, which has created economies of scale and the ability to cross-sell new services across a larger customer base. Nationally, there are a large number of RLECs similar to ours that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to these same economic and competitive conditions. Most of these RLECs have fewer than 50,000 access lines.

Strategic Initiatives

Our primary business objective is to be a leading, regional broadband Integrated Communications Provider (“ICP”). To achieve this objective, we will continue to pursue the following initiatives:

Pursue Integrated Communications Provider Concept to Grow the Company

The evolution into an ICP is a key element in the future growth of the Company. With RLEC line counts declining and increasingly threatened, we must realize additional sources of revenue. The more services we provide to a customer, the more effectively we can build a long-term relationship with our customer, resulting in greater potential for revenue growth. The bundling of services, video, high-speed data and voice is a key part of our strategy to grow revenue and strengthen our customer relationships while providing increased value. Key to delivering multiple communications services is the continued deployment of an Internet Protocol (“IP”)-based network with our fiber-to-the-node strategy. By offering a full range of services, we will be in a better position to compete with cable companies and other competitors as they begin to encroach on our traditional telephone service areas.

We find that business customers are looking for a single source provider for their communications services. Any one of the voice or data services that we provide can be an entry point for selling additional services. A converged voice and data network provides our business customers with lower overall infrastructure costs, lower integration costs and reduced network administration cost while fully leveraging their existing network investments. We believe that our ability to provide comprehensive solutions to our customers differentiates us from our competitors.

Improve Profitability of Every Business Segment

Our focus on providing a high quality of service level to our customers is key to enabling us to reach our profitability goals. Adding additional services such as broadband, long distance, custom calling features and video services, will help us to increase the revenue per subscriber and help offset declining access line counts.

Our recent growth in total line count has come from our “edge-out” CLEC markets. We will continue to operate under a disciplined strategy to increase our market share in our “edge out” markets by offering competitive communication service packages primarily to business customers. We believe there is still potential for new customers and revenue in the CLEC markets. By providing excellent service to customers in these markets, we will seek to expand our positive image throughout central and eastern Pennsylvania. While our business plan is to increase revenues, we plan to do so in a manner, which also generates net income.

Likewise, we believe that we can further expand our market share of the Internet services market by meeting or exceeding the customer service and technical requirements of individual and business customers. While we intend to maintain our dial-up Internet access customer base, we also plan to leverage our success and further focus our sales and marketing efforts on selling our high-speed data services.

Leverage Our Core Assets

We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to gain new customers and increase our market share in all our business segments. We will also continue to actively market our broad array of services to our existing CLEC customers. For example, as of December 31, 2004, the company provided long distance service to approximately 69% of our CLEC access lines, and approximately 12% of the CLEC business customers subscribed to our high-speed data services.

Our network infrastructure is one of our key strategic assets. A significant portion of our capital program is invested in our network infrastructure each year. Over time, we will transition our current circuit based switching platform to a packet-based system, which we anticipate will reduce our network operations costs. We are also continuing to place more fiber optic cable and next generation digital loop carrier systems throughout our territory, which will allow us to deliver higher amounts of bandwidth to our customers. This greater bandwidth capability will allow us to deliver video and/or other services requiring a broadband connection such as VoIP.

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

Capitalize on the Convergence of Voice and Data Communications Technologies

We believe that the convergence of voice and high-speed data communications technologies provides us with opportunities to provide more comprehensive communications solutions to our customers and permits us to reduce our overall costs. It is this convergence that has increased the need for businesses to seek a single provider for all of their communications and data networking needs. Our systems integration business enhances our service offerings and positions us to be a single source provider of voice and data communications services to our business customers.

Convergence also makes possible the economic bundling of video, high-speed data and voice, which is a key part of the strategy to grow revenue and strengthen customer relationships. In addition, by offering a full range of services, we will be in a better position to compete with cable companies and other competitors as they begin to encroach on our traditional telephone service areas. The additional services and growth of customers made possible by our ability to capitalize on being a leader in adapting converged technologies, provides us with an additional source of revenue important to growing the company.

Continue to Focus on Customer Service

We believe that our commitment to customer service strengthens our relationships with our customers and enhances our competitive position. We will maintain our commitment to customer service through the continuous pursuit of technological enhancements to our operations, the ongoing training of our customer service and sales representatives in new service offerings and the development of brand-oriented community service programs and sponsorships. Our Network Operations Center (“NOC”) provides repair and emergency services 24 hours a day, 7 days a week and 365 days a year. Completing the final integration of systems and procedures with Conestoga is a top priority and will help to ensure that we deliver excellent service. These projects include integrating and implementing a trouble management support system for the entire company for use in the NOC. Other priorities include initiating common operational support systems across the company, as well as consolidating disaster recovery procedures, and developing a customer database that will enable better communication with customers for sales, marketing and operational purposes.

Selectively Pursue Strategic Acquisitions

We will consider increasing the scale and scope of our business through acquisitions of companies, including other RLECs that strategically fit with our integrated communications strategy. Acquisition targets may include companies that deepen our industry focus, broaden service territories and increase the breadth of our services.

Operations

RLEC Operations

Our RLEC segment of the business has provided telecommunications services to the RLEC territories since the early 1900s and was one of the first to deploy a 100% digitally switched network. Today, we market our RLEC services, including local telephone, network access, long distance, data and enhanced telephone services, as Denver & Ephrata Telephone Company, The Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company, in three distinct service territories. Our RLEC strategy is to grow revenue by selling additional communications services, including high-speed data and enhanced telephone services, and to improve financial performance through operating efficiencies.

We operate in rural and suburban territories totaling 802 square miles, averaging 174 access lines per square mile as of December 31, 2004. Access lines represent revenue producing voice grade equivalent lines connected to the public switch providing dial tone to the customer. As of December 31, 2004, the RLEC served 139,607 access lines. Approximately 73% of these access lines served residential customers.

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

Historically, we have derived a majority of our revenues from the regulated RLEC segments. The RLEC segment accounts for approximately 58% of total 2004 revenues and substantially all of our operating income. The decrease in RLEC access lines experienced since 2002 is significant, as access lines have traditionally been monitored as an important measure of RLEC performance. Our total RLEC lines decreased by 1.7% in 2003 and an additional 2.2% in 2004 which decreases reflect industry trends. Despite the decrease in RLEC access lines, our RLEC revenues have decreased at a slower rate as a result of an increase in enhanced services and dedicated lines and circuits. The access line decreases were primarily due to the fact that, as customers have migrated to broadband services, such as DSL, and wireless services, the demand for second lines has diminished.

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

During 2002, 2003 and 2004, the access line count declined as a result of various factors that reflect national trends, including (i) the softening demand for second lines due to customers moving their Internet access to either DSL services provided by us, or to cable modems that are provided by competitors, (ii) the use of wireless service in place of second lines and in some cases primary lines and (iii) overall economic conditions. The following table reflects access line trends over the past three years on a pro forma basis, including Conestoga access lines before the Conestoga acquisition:

	At Or For The Years Ended December 31,
	2004	2003	2002
ACCESS LINES:
Residential	101,366	105,086	107,354
Business	38,241	37,713	37,956

Total RLEC	139,607	142,799	145,310
PERCENT OF TOTAL:
Residential	72.6%	73.6%	73.9%
Business	27.4%	26.4%	26.1%
PERCENTAGE GROWTH:
Residential	(3.5)%	(2.1)%	(1.0)%
Business	1.4%	(0.6)%	(2.9)%
Total RLEC	(2.2)%	(1.7)%	(1.5)%

CLEC Operations

Our CLEC began operations in 1998 and offers services similar to the RLEC, but primarily targets small and medium-sized business customers within the edge-out markets. We also provide services to residential customers in certain markets, where economically prudent, as part of bundled services with video, high-speed data or long distance. By concentrating the CLEC strategy on markets surrounding the RLEC territories, we are able to leverage our existing human resources (including technical and engineering professionals), significant back office infrastructure and network assets. As a result, three of the CLEC markets are within 10 miles, three are within 50 miles, and one is within 100 miles of one or more of the RLEC territories.

We provide our CLEC customers with high-speed data services, local calling, customized extended local calling, long distance and enhanced telephone services. In addition, we have developed a broadband fiber and coaxial cable network in our State College market to offer bundled services, including cable television, to business and multi-dwelling unit residential customers. We plan to continue to focus primarily on business customers, leverage our existing facilities and construct new facilities when and where it is economically prudent.

Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services, dedicated data circuits and long distance service revenue. Network access revenue consists of charges paid by long distance companies and other telecommunications carrier customers for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and a telemarketer call-blocking service. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis.

The number of access lines served by our CLECs has increased from 29,072 access lines as of December 31, 2002, to 35,140 access lines as of December 31, 2003, and to 38,461 access lines as of December 31, 2004. We believe that market demand for an alternative communications provider combined with our sales efforts and quality reputation will contribute to continued growth. As of December 31, 2004, approximately 28% of access lines were “On-Net”, defined as served entirely on our own facilities. Approximately 61% were “On-Switch”, or served through a combination of our facilities and leased facilities and 11% were served completely on lines of another provider. We provide residential service in our markets but we concentrate our expansion of service to business customers. To help improve profitability, we focus our sales efforts in areas where we can provide service “On-Net” and capital spending is targeted for places where “Resale” and “On-Switch” customers can be converted to “On-Net”. The following table reflects our access line growth over the past three years on a pro forma basis, including Conestoga access lines before the Conestoga acquisition:

	At Or For The Years Ended December 31,
	2004	2003	2002
ACCESS LINES:
Residential	4,298	4,942	5,454
Business	34,163	30,198	23,618

Total CLEC	38,461	35,140	29,072
PERCENT OF TOTAL:
Residential	11.2%	14.1%	18.8%
Business	88.8%	85.9%	81.2%
PERCENTAGE GROWTH:
Residential	(13.0)%	(9.4)%	8.6%
Business	13.1%	27.9%	38.0%
Total CLEC	9.5%	20.9%	31.3%
Percent On-Net or On-Switch	89.0%	86.0%	78.0%

Internet Service Operations

As part of the strategy to provide a range of data services to customers, we began offering DSL service in the second half of 1999 and began bundling DSL and Internet access services to RLEC and CLEC customers when we launched our Internet service provider, D&E Jazzd, in the fourth quarter of 2000. Our Internet services revenue is derived from dial-up and high-speed data access services and web hosting services. Internet services are offered to residential and business customers in a geographic region that includes and surrounds the RLEC and CLEC operations. This service is offered entirely on our own facilities in our RLEC territories and primarily on our own facilities in our CLEC markets. Our objective has been to migrate our dial-up Internet customers to our broadband service with DSL. In 2004, 12.7% of our new DSL subscribers upgraded to our high-speed data service from their previous dial-up service. The fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers are willing to pay more for advanced services. We believe the opportunity to provide such services is an important component of our business plan. The following table reflects subscriber growth over the past three years:

	At Or For The Years Ended December 31,
	2004	2003	2002
DSL	11,052	7,303	5,615
Dial-up	11,535	12,859	12,652

Total Subscribers	22,587	20,162	18,267
Web Hosting Customers	909	814	651
PERCENT OF TOTAL:
DSL	48.9%	36.2%	30.7%
Dial-up	51.1%	63.8%	69.3%
PERCENTAGE GROWTH:
DSL	51.3%	30.1%	154.2%
Dial-up	(10.3)%	1.6%	24.5%
Total Subscribers	12.0%	10.4%	47.7%
Web Hosting Customers	11.7%	25.0%	45.6%

We believe our local presence, focus on customer service and technologically advanced services provide us with a competitive advantage in our markets. While we plan to maintain our dial-up Internet access customer base, we also plan to focus our sales efforts on selling our high-speed data services as part of an integrated communications package. DSL subscribers continue to grow at a rapid pace, increasing by 3,749, or 51%, since December 31, 2003.

Systems Integration Operations

To augment our core voice and data communications services and enhance our position as a provider of integrated communications services, we offer a full range of data and voice solutions for businesses, government agencies and educational institutions. We believe that the complexity of voice communications and data networks has increased the need for small and medium-sized businesses to seek a single provider for all of their communications and networking needs. We believe that the convergence of voice communications and data networks technology further drives this outsourcing trend and increases the need for service providers that have expertise in both voice and data networks. In addition, systems integration services can serve as an entry point to business customers to better position us to capture more of their total communications services spending.

Our Systems Integration revenue is derived from sales of solutions that support the design, implementation and maintenance of local and wide area networks and telecommunications systems. Our offerings include VoIP systems and services, wireless networking solutions, managed services and managed security services, professional information technology (“IT”) services and custom programming. We market these products and services primarily in our RLEC and CLEC service areas, as well as the eastern Pennsylvania and greater Philadelphia market areas. Our sales team targets businesses, government agencies and educational institutions with comprehensive solutions for their voice and data communication networking needs.

Wireless Operations

In connection with our strategy to exit the mobile and wireless business, we completed the sale of an investment in PCS ONE on April 1, 2002.

Remaining consistent with our focus on wireline communications, we completed the sale of Conestoga Wireless on January 14, 2003. The results of operations of Conestoga Wireless are not reported as discontinued operations due to the continued obligations that we have after the sale related to our guarantees on cell site leases and our responsibility under a Build-to-Suit agreement. Conestoga Wireless reported revenues of $7.6 million from May 24, 2002, the date of acquisition, through December 31, 2002 and $0.5 million for the 2 weeks before its sale in January 2003. The operating loss for 2002 was $1.8 million and was $0.7 million in 2003.

Upon completion of the sale, D&E received approximately $10 million in cash and a $10 million face value secured promissory note issued by Keystone Wireless. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest at the 60 day LIBOR rate plus 5%. As this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows, we record value to the note when cash recoveries are received. The note carries certain rights where we can convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period began on December 31, 2004 and ends May 1, 2005. During 2004 we received the required interest payments of $0.8 million and in December 2004 we received the first monthly principal payment of $125,000.

Investments

Our company currently owns minority investments in foreign telecommunications service providers. We own a 38.16% interest, 9.28% through our one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka, which operates a telephone network in a region south of Warsaw, Poland. We are currently exploring strategic alternatives with regard to our ownership interest in Pilicka.

We also owned an interest in PenTeleData Limited Partnership I until we sold the interest on February 28, 2005 for $2.9 million.

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

Multiple customer retention measures are employed for larger RLEC business customers and for our CLEC customers who are more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures, such as monthly customer surveys to ensure customer satisfaction and loyalty. The focus on customer service was evident in the 2004 survey responses, in which 97% of the respondents said that the overall service was good or excellent. Additionally, in areas such as call completion, customer-out-of-service reports and service order completion, our performance consistently exceeds guidelines established by the Pennsylvania Public Utility Commission.

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

Sales and Marketing

We instituted a strategic branding awareness campaign, “Delivering Excellence”, in the second half of 2003. The branding campaign is a key factor to provide name and brand recognition to the Company to support our business success and sustain competitive advantage. The “Delivering Excellence” brand recognizes the quality customer service for which we are recognized by our customers. Our employees are immersed in a culture that values and acts upon delivering a positive customer experience which is a vital part of the D&E brand. The quality of the Company’s work and our responsiveness in meeting customer needs are critical for the success of the brand and the Company’s efforts in achieving successful financial performance.

The convergence of voice, data, and video provides a key growth strategy for us as an ICP. We believe that the bundling of services for consumers (e.g., voice, data and video) provides an opportunity to increase revenue growth and strengthen customer relationships by offering an integrated bundle. We offer video over the Company’s cable operations in State College, Pennsylvania, and we have launched video over the RLEC’s copper system in Union County, Pennsylvania. For businesses, convergence means combining VoIP systems with professional IT services for integrating high-speed networks and assisting customers’ migration to data packet based networks.

We employ a relationship-based sales and marketing approach. This approach, and a commitment to customer service, builds brand loyalty and increases the effectiveness of sales efforts. We also grow our general brand awareness through corporate and product awareness campaigns that utilize local television, billboard and print ads as well as sponsorship of community events. Corporate spokesmen, Dick Vermeil and Joe Paterno also help promote our Company’s products and services. With respect to non-RLEC businesses, we support an aggressive integrated marketing communications strategy with targeted direct sales efforts. Customer service representatives are located throughout the service territories and are supported by local sales efforts.

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

Network Architecture and Operations Support Systems

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network. We continue to utilize a fiber-rich network based on digital switching, fiber optic transport technology and host/remote call switching architecture. We operate our own Signaling System 7 network that provides efficient call routing and allows enhanced features to travel across the national telephone network. Our NOC monitors network performance 24 hours a day, 365 days a year and allows us to maintain high network performance standards.

The RLEC has digital host switches in Ephrata, Lititz, Birdsboro and Lewisburg, Pennsylvania and delivers dial tone to an extensive network of remote switches and access nodes that are connected with fiber optic cable. Connection to customers, or the “last mile”, is provided over the RLEC’s copper or fiber outside plant. The host/remote architecture concentrates network intelligence in the four host offices, enabling the RLEC and CLEC operations to leverage this network and provide short customer loop lengths in our copper cable plant. Short customer loop lengths and the packet information delivery network system facilitate the delivery of advanced high-speed services such as DSL. We are capable of providing DSL service to approximately 98% of our RLEC customers.

The CLEC’s network strategy is to leverage the core switching architecture of the RLEC network and to own the key elements of the local exchange network. These elements include remote access nodes and the facilities connecting the host switches to the remote access nodes, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, the CLEC builds copper/fiber distribution facilities between the remote access nodes and customers’ premises. The network strategy allows the CLEC to provide high quality and reliable service and helps to minimize customer turnover. In addition, we have one host switch and three remote access nodes supporting the broadband fiber network in State College, Pennsylvania. As of December 31, 2004, the CLEC had most of its access lines connected to the RLEC switch and approximately 28% of its access lines completely on our network.

The network is supported by computer systems called operations support systems that provide the ability to install service for customers on a short interval basis and to analyze network problems in many instances before the customers are affected. These systems include databases of all RLEC and CLEC customers and the associated facilities such as the fiber and copper cable and the associated central office switching connections that serve them. We also use geographic information systems to map our outside plant cable and associated structure of poles and underground conduit. These same systems allow us to verify quickly the capability of the network for high-speed data service. We have a system that stores the inventory of central office and transmission equipment that is accessed for the automatic provisioning of customized services for customers. These systems also have monitoring and troubleshooting capabilities to insure the reliability of the network. We are able to interface with the operations support systems of Verizon and Sprint to assure fast and accurate provisioning of services for the CLEC customers.

At the time of the Conestoga acquisition, D&E was using an in-house billing system and Conestoga was using a third party service bureau. A comprehensive evaluation of both systems was completed and the D&E platform was selected. A new contract was negotiated with Conestoga’s provider to support the D&E platform, which will result in substantial savings to D&E. Conversion of Conestoga customers from their billing system to the D&E billing system was completed in the fourth quarter of 2004. We achieved approximately $0.6 million of savings during the portion of 2004 affected by the billing conversion. In 2005, we expect to achieve an additional approximate $1.0 million in savings over the level in 2004, resulting in a $1.6 million in savings compared to the 2003 expense level.

Competitive Environment

TA-96 introduced competition among providers of local telephone services enabling customers to switch to services offered by local exchange carriers and cable companies. Several other factors are further increasing competition in local telephone service, including growing customer demand for communications products and services, development of fiber optics and digital electronic technology and legislation and regulations designed to promote competition.

We believe that our RLECs have competitive advantages based on several factors, including the lack of concentration of any large business customers, a strong customer service record and high level of customer satisfaction and the service territories’ high cost of facilities-based entry due to low population density and other regulatory factors. Our RLECs experience competition from wireless operators in our service territories, which serve as an alternative service to wireline local and long distance services. Wireless competitors include Verizon Wireless, Cingular Wireless, Sprint PCS, Nextel, Immix and T-Mobile Wireless. The entry of VoIP competitors such as Vonage have also become a competitive threat.

Our CLECs compete principally with the services offered by the incumbent local exchange carriers, Verizon Communications and Sprint, and other competitive providers, including other CLECs, inter-exchange carriers, cable television companies, wireless service providers and private networks built by large business customers. The edge-out markets served by our CLECs are served by one or more other CLECs. In addition, in providing long distance service, our RLECs and CLECs are in competition with major carriers such as AT&T, MCI, Sprint, and most recently, Verizon Communications as well as the wireless companies listed above.

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

The market for Internet services is highly competitive. We compete for dial-up customers with national, regional and local Internet service providers as well as cable companies and direct broadcast satellite companies. These competitors include AOL, EarthLink, MSN, Adelphia Communications, Comcast and Pencor Services. We also compete for business customers with long distance and local communications providers in selling high-speed data services. The existing and new sources of competition such as VoIP in this market place pressure on the pricing of these services.

Regulatory Environment

Overview

Our communications services are subject to federal, state and local regulation. We hold various regulatory authorizations for our service offerings. At the federal level, the FCC exercises jurisdiction over all facilities of telecommunications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over such facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications.

Pursuant to TA-96, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight in the provision by ILECs for interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way.

Federal Regulation

We must comply with the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. Our RLECs also must comply with TA-96. TA-96 encourages competition in local telephone service by requiring ILECs to open their networks and markets to competition. Because unique market characteristics are typically present in the areas served by RLECs, TA-96 granted an exemption to RLECs from certain interconnection requirements applicable to non-rural ILECs. This exemption remains in place until an RLEC receives a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome, and is technically feasible. State public utility commissions may also grant a suspension of the interconnection requirements under TA-96 to ILECs that have fewer than 2% of the nation’s subscriber lines, such as our RLECs. Our RLECs received a temporary suspension of these requirements that expired in January 2003. This temporary suspension has been provided again to our Buffalo Valley RLEC through December 2008 (see Pennsylvania regulation below). Even though our other two RLECs are no longer protected by the temporary suspension of the exemption under the Act, our RLECs will continue to be protected from competition until the Pennsylvania Public Utility Commission, or PA PUC (“PA PUC”) also grants a competitor’s request to terminate our RLEC’s rural exemption. Our RLECs are subject to rate of return regulation at the FCC level. Each RLEC participates in the National Exchange Carrier Association access tariffs and are nationwide average schedule companies for access revenue settlement purposes.

Pennsylvania Regulation

Our RLECs are subject to regulation by the Pennsylvania Public Utility Commission. In 2001, we entered into an alternative regulatory framework, commonly known as Chapter 30, with the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than a rate of return regulation. As a result of the alternative regulatory framework, profits are not directly limited by the PA PUC as they were under the former rate of return system of regulation. Instead, our RLECs received the flexibility to increase intrastate rates annually based on inflation less two percentage points. In exchange for the indexed price cap on rates, the RLECs get the benefit of any increase in margin resulting from their ability to reduce operating costs. Our RLECs can also seek to rebalance rates periodically within or between various intrastate service categories, such as local, toll and access. Additionally, our RLECs have the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of their control that result in reduced revenue or increased expenses. On November 30, 2004, the Governor of Pennsylvania signed into law new Chapter 30 regulations that will impact our RLECs. The new law provides additional options that will promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. Some RLECs would be required to make capital expenditures sooner to have broadband services available to all consumers by December 31, 2008. As an offset to the increased capital expenditure requirements, the new law removes the two percentage points reduction used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides for a suspension of certain interconnection requirements until December 31, 2008, for companies with less than 50,000 access lines. We have filed our proposed amended Chapter 30 Plan at the PUC for all three of our RLECs. We currently are capable of providing broadband services as defined by the new law to ninety-eight percent of our customers. We feel we are well positioned to meet the required one hundred percent threshold by December 31, 2008 and are of the opinion that the benefits of the new Chapter 30 regulation outweigh any costs in committing to an earlier 100% threshold. Our RLECs also pay into and receive intrastate Universal Service Fund (“USF”) support from the Pennsylvania USF. See “Promotion of Universal Service.”

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

Promotion of Local Service Competition — The Telecommunications Act of 1996

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

As a result of the passage of TA-96, local exchange carriers, including our RLECs, are facing competition for the first time in the provision of local telephone and regional long distance services. TA-96 also provides for the codification of the principles of “universal service” and establishes safeguards to foster the provision of communications services in the areas served by ILECs by adopting a federal universal service support fund, or USF. See “ Promotion of Universal Service.”

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

TA-96, with certain exceptions described below, requires ILECs to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates that would have to be negotiated; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the ILEC. Competitors are required to compensate the ILEC for the cost of providing these interconnection services.

The FCC ruled that local exchange carriers must port their telephone numbers to requesting wireless carriers, so-called wireline-to-wireless Local Number Portability (“LNP”). Local exchange carriers operating in the country’s largest urban areas were required to make LNP capability available to wireless carriers by November 24, 2003. Rural carriers, including our RLECs, outside the 100 largest Metropolitan Statistical Areas had to port their numbers to wireless carriers by May 24, 2004, or within six months of receiving a bona fide request, whichever was later. As of the date of this filing, we have not received such a request. The FCC still has under consideration a number of technical and cost recovery issues associated with deployment of LNP.

At its February 20, 2003 public meeting, the FCC voted on rules concerning ILECs’ obligations to make elements of their networks available on an unbundled basis to new entrants. The Third Report and Order (“the TRO”) was published on August 21, 2003. According to the TRO, ILECs would not be obligated to give competitors unbundled access to broadband and fiber lines that the ILEC’s deploy in the future to provide broadband service. The FCC planned to limit the ILECs’ obligations to unbundle access to other elements of their networks, such as switches. The FCC established an impairment standard to determine whether ILECs must open elements of their systems to competitive providers. The standard is whether economic and operational impairment exists in a particular market necessitating the unbundling of elements of the ILECs’ systems for competitive providers. The state public utility commissions were tasked with conducting proceedings to apply the stated impairment standards to their specific markets. The PA PUC undertook its proceedings and was in the final decision stage when, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit invalidated significant portions of the TRO. Most relevantly, the Appeals Court ruled that the FCC had delegated too much authority to the states and had not established sufficient bases for its order to unbundle mass market switches and transport facilities. Further, the Appeals Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-home loops and line sharing, but partially remanded the FCC’s rules on enhanced extended loops (“EELs”) used for provision of long distance service. The Court temporarily stayed its vacating of the rules until the later of 60 days or the denial of any petition for rehearing. In June 2004, the Department of Justice and the FCC decided not to seek review of the D.C. Circuit’s decision. In response, on August 20, 2004, the FCC released interim rules for unbundling and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted rules limiting ILEC unbundling obligations in order to provide incentives for both ILECs and CLECs to invest in the telecommunications market in a way that best allows for innovation and sustainable competition. The new rules eliminate mass market switching as an unbundled network element and limits the availability of high-capacity loops and dedicated interoffice transport as unbundled network elements to CLECs. On February 4, 2005, the FCC adopted an order on remand regarding the requirements of Section 251(c)(3) of TA-96. The Order imposes unbundling obligations in a more targeted manner where requesting carriers have undertaken their own facilities-based investments and will be using unbundled network elements in conjunction with self-provisioned facilities. The FCC clarified their impairment standard with regards to Dedicated Interoffice Transport and High Capacity loops and reaffirmed that ILECs have no obligation to provide CLECs with unbundled access to mass market local circuit switching. The FCC adopted a 12-month plan for competing carriers to transition away from use of unbundled mass market local circuit switching. The new rules will have an adverse impact on our CLECs because they purchase unbundled switching from ILECs. Because these rules are likely subject to further debate and court challenges, we are unable at this time to determine the impact of the new rules changes on our CLECs. The PA PUC has not yet stated its position on the pending state proceedings under the TRO, and we are uncertain as to the outcome of this process. ILECs and CLECs may now turn to tariffs and/or market-based contract pricing to continue to purchase the vacated unbundled elements for the immediate future.

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

Congress recognized that interconnection requirements must be carefully constructed, modified or suspended in order to ensure that new entrants targeting primarily lower cost, higher volume customers do not leave the RLECs with only high cost, low volume customers from whom to recover relatively unchanged network costs. Accordingly, TA-96 provides RLECs, including our RLECs, with an automatic blanket exemption (“rural exemption”) from certain interconnection requirements. Therefore, an RLEC is exempt from the more onerous interconnection requirements until that RLEC receives a bona fide request for interconnection and the state public service commission determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles.

Under TA-96, ILECs with fewer than 2% of the nation’s subscriber lines, such as our RLECs, may request from state PUCs suspension or modification of any or all of the requirements described above. A PUC may grant such a request if it determines that such suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and to avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. Pursuant to TA-96, our RLECs, along with other RLECs in Pennsylvania, received a temporary suspension of specific interconnection requirements. This suspension expired on July 10, 2002; however, we were granted an interim extension until January 15, 2003, while the PA PUC contemplated our request for another three-year extension. This request was subsequently denied by the PA PUC. The passage of new Chapter 30 legislation now provides a suspension of certain interconnection requirements until December 31, 2008, for all companies under 50,000 access lines. This includes our Buffalo Valley RLEC. The rural exemption under TA-96 is still in effect for our other two RLECs, so that we are still exempt from the more onerous interconnection requirements until we receive a bona fide request for interconnection and the PA PUC determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles. In addition, according to the recent Appeals Court decision on the FCC’s TRO, our RLECS may not have to unbundle all elements of our system to competitors, including our broadband and DSL deployment and some of our switches. However, the denial of the renewal of our temporary suspension may put two of our RLECs in a position of having to provide interconnection to other providers without adequate compensation, cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections, and at the same time cause us to suffer a loss of customers to such competitive providers.

To the extent our CLECs seek to enter the local telephone service business in other RLEC territories, we could encounter difficulties in obtaining interconnection with those RLECs, particularly if those RLECs are entitled to the same protections we enjoyed in our RLEC territories. In particular, in those circumstances, we might be unable to obtain access to the RLECs’ networks, which could significantly detract from our ability to implement our CLEC strategy in those areas.

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

Promotion of Universal Service

The Federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) pay our RLECs from their funds to support the high cost of our operations in rural markets. Our three RLECs paid in approximately $308,000 to the PA USF and received support payments of approximately $2,518,000 in 2004 from this fund. In addition, the three RLECs received $5,833,000 from the Federal USF. The RLECs also contributed to the fund, but this expense is recovered in full through the NECA pooling process.

Newly codified universal service principles are being implemented by the FCC. One of the implemented principles provides that USF funds will be distributed only to carriers that are designated as Eligible Telecommunications Carriers (“ETCs”) by the PA PUC. Our RLECs have been designated as ETCs pursuant to TA-96. However, under TA-96, competitors could obtain the same support payments as we do if the PA PUC determined that granting such support payments to competitors would be in the public interest. If such universal service support payments were to become available to potential competitors, our RLECs might not be able to compete as effectively or otherwise continue to operate as profitably as they have historically. RLECs will receive USF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the USF.

The Federal — State Joint Board on Universal Service (“Joint Board”) recently issued its recommendations to the FCC. The Joint Board provided recommendations addressing the growth of the USF, eligibility criteria for receipt of funds, and the cost basis for fund payment to Competitive Eligible Telecommunications Carriers. On June 8, 2004, the FCC issued a Notice of Proposed Rulemaking seeking comment on a recommended decision of the Joint Board. The Joint Board recommended that the FCC adopt permissive federal guidelines for states to consider in proceedings to designate competitive carriers as eligible to receive universal service support, and it further recommended that the FCC limit the scope of high-cost support to a single connection that provides a subscriber access to the public telephone network. On August 16, 2004, the Joint Board issued a notice seeking comments on several issues relating to high-cost universal service mechanisms for rural carriers and the appropriate rural mechanism to succeed the five-year plan that the FCC created in 2001. Issues under consideration include: the appropriate cost basis for determining support levels for rural carriers, whether to modify the definition of rural carrier and the amount of universal support available for acquired exchanges. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost support if the FCC makes some or all of the modifications under consideration in these proceedings. In addition, Congress may address universal service issues in legislation, but we cannot predict the occurrence, timing or effects of such legislation. However, the federal high-cost support we receive today is only one component of the federal USF support that we receive and constitutes less than one percent of our total revenues.

Access Charge Reform

For the year ended December 31, 2004, approximately 49% of our RLECs’ revenues came from network access charges, which are paid to us by end users and intrastate and interstate long distance carriers for originating and terminating calls in the territory served by our RLECs. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the PA PUC and the FCC have made and are continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. These reforms are designed to move these network access charges, over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and could shift recovery to end-user customers rather than long distance carriers. As a result, the aggregate amount of network access charges paid by long distance carriers to access providers, such as our RLECs, will decrease.

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

In February 2004, the FCC took additional steps to provide rate-of-return carriers with greater flexibility to respond to changing marketplace conditions by resolving certain outstanding issues in the Multi-Association Group proceeding. The FCC modified the “all or nothing” rule to permit rate-of-return carriers to acquire price cap exchanges and convert them to rate-of-return regulation without the need for a waiver. The FCC also allowed rate-of-return carriers the ability to geographically de-average access transport and special access charges to respond to competitive conditions in their marketplaces. Finally, the FCC merged long term support into interstate common line support to replace implicit support in access charges. Our RLECs are not impacted at this time by these changes.

On October 5, 2004, the Intercarrier Compensation Forum (“ICF”), a diverse group of telecommunications industry participants representing ILECs, CLECs, long distance companies, rural telephone companies and wireless providers, submitted to the FCC a comprehensive plan for reforming the current system of rates that telecommunications companies charge each other for network access and fees to ensure universal service in the United States. Shortly afterwards, several other entities filed their versions of proposed intercarrier compensation reform plans with the FCC. On February 10, 2005, the FCC released a notice seeking comment on seven comprehensive reform proposals submitted by the industry and others in the rulemaking. Among the questions the Commission will examine is the effect any change will have on consumers and the universal service fund, which helps provide affordable service for rural and low income Americans. The Commission said it would be “particularly receptive” to any plan that offers expanded choices and lower rates to rural consumers. There is no guarantee that a final order addressing potential modifications to the current access charge system will be issued in 2005, and we are unable to address the potential outcome with any degree of certainty.

Communications Assistance for Law Enforcement Act

Under the Communications Assistance for Law Enforcement Act (“CALEA”) and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. We believe we are in compliance with current laws and regulations. On August 4, 2004, in response to a joint petition filed by the Department of Justice, Federal Bureau of Investigation, and the Drug Enforcement Administration, the FCC launched a Notice of Proposed Rulemaking proposing a thorough examination of the appropriate legal and policy framework of CALEA. In this proceeding, the FCC will examine issues relating to the scope of CALEA’s applicability to services such as broadband Internet access, as well as implementation and enforcement issues. We cannot predict the eventual outcome of this proceeding or what compliance with any rules adopted by the FCC may cost.

Voice Over Internet Protocol

The further development of VoIP is changing voice communication to a packet data transmission process, which may enable cable companies, Internet service providers (“ISPs”) and new start-up companies who need no facilities whatsoever, to compete with telephone companies for voice transmission services and phone features like voicemail and unified messaging. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. The FCC has rules that VoIP services such as those offered by Pulver.com are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a decision that IP-enabled services such as VoIP that are similar to a service called DigitalVoice offered by Vonage Holdings Corp. is not subject to traditional state public utility regulation. The decision makes clear that the FCC has the responsibility and obligation to decide whether certain regulations apply to IP-enabled services. The FCC has yet to decide what compensation these services must pay to originate calls to or terminate calls from the traditional public switched telephone network.

Cable Modem Service

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

Potential Internet Regulatory Obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only a small body of laws and regulations applicable to access to or commerce on the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet. To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers, rather than common carriers, and therefore ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal USF. The FCC is currently reviewing the appropriate regulatory framework governing broadband access to the Internet through telephone and cable television operators’ communications networks. We cannot predict the nature of these regulations or their impact on our business.

Employees

We had 717 employees as of December 31, 2004, of which 83 employees are covered by a collective bargaining agreement. This agreement expires on May 9, 2005. While we expect to enter into a new bargaining agreement, no assurances can be made that we will be successful in doing so.

Factors Affecting Our Prospects

Our indebtedness could restrict our operations and ability to make acquisitions.

As of December 31, 2004, we had approximately $228,500,000 of total indebtedness, including current maturities, most of which was incurred in connection with the Conestoga acquisition. We will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. Additionally, our level of indebtedness may make us more vulnerable to economic or industry downturns and competitive pressures. The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things;

•	incur more indebtedness;

•	pay dividends over $10 million limit, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

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

In April 2004, the 9th Circuit Court of Appeals refused to review its previous decision that cable modem service was in part a telecommunications service. In its previous decision, the 9th Circuit determined that the FCC was wrong when it classified cable modem service as an information service. The 9th Circuit granted a stay of its decision pending Supreme Court review. As telecommunications service providers, cable operators may have to make their networks available to other ISPs and also may have to contribute to the USF. This development could result in negative impacts on our cable TV operation.

The communications industry is increasingly competitive, and this competition has resulted in pricing pressure on our service offerings. We may experience increased competitive pressures which could have a negative effect on our revenues and earnings.

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises, Choice One and XO Communications;

•	wireless service providers, including Cingular Wireless, Verizon Wireless, Sprint PCS, Nextel, Immix and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Adelphia, Comcast, Pencor Services, Atlantic Broadband LLC and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T, Sprint, MCI and Verizon Communications;

•	systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.; and

•	in the future could include electric power companies.

Many of our competitors are, or are affiliated with, major communications companies. These competitors have substantially greater financial and marketing resources, greater name recognition and more established relationships with a larger base of current and potential customers than we. Accordingly, it may be more difficult to compete against these large communications providers. In addition, we cannot assure you that we will be able to achieve or maintain adequate technology to remain competitive. Our continued addition of fiber to enhance our broadband capacity may be more difficult as a result of our indebtedness than for our competitors. Accordingly, it may be difficult to compete in any of our markets.

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

We may not be successful in entering into a new collective bargaining agreement.

We have 83 employees covered by a collective bargaining agreement which expires on May 9, 2005. We cannot provide assurance that we will be successful in entering into a new agreement. Unsuccessful negotiations could potentially have a negative impact on future operations.

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

We also provide DSL services. To provide unbundled DSL-capable lines that connect each end user to equipment, we rely on other telephone companies. TA-96 generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Charges for DSL-capable lines and other unbundled network elements may vary based on rates proposed by other telephone companies and approved by state regulatory commissions. Increases in these rates could harm our CLEC business.

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

Under the Telecommunications Act of 1996, we may be subject to additional competition for telecommunications services.

Our RLEC services held a limited suspension until January 2003 from certain interconnection requirements of the TA-96. The suspension protected our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our services and facilities. Since the new Chapter 30 law provides a suspension only to RLECs under 50,000 lines, two of our three RLECs may see competitors seeking to remove our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings.

The Systems Integration Segment could be affected by the overall economic climate.

The sale of equipment and services in the systems integration business is dependent upon the willingness of companies to invest in improvements in their information and communications systems. General economic conditions play a role in companies’ investment decisions that directly affect the potential sales of Systems Integration equipment and services. The business is more concentrated among a few major customers than other segments of our business and may be affected by the economic conditions in their business sectors.

Item 2.	Properties

Our properties consist primarily of administration buildings, central office switch facilities, telephone lines and related equipment and other land and buildings related to telephone operations. Our major owned facilities include our corporate headquarters and central office switching facility, totaling approximately 113,700 square feet in Ephrata, Pennsylvania; an office building including our network operations center totaling 80,100 square feet in Brownstown, Pennsylvania; and sixteen other buildings that serve a variety of functions including offices, warehouse, vehicle service center and switching facilities, totaling approximately 79,100 square feet. We lease 32,600 square feet in other buildings throughout our service territories primarily for offices, switching facilities and a garage. There are more than fifty other smaller locations totaling over 164,000 square feet, either owned or leased, that are used for various purposes such as housing switching equipment. All our assets are maintained and upgraded on a continuing basis to assure our customers of receiving the highest quality service available.

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

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network, which enables us to economically provide a broad portfolio of advanced voice and data communications services. Our network includes 1,230 route miles of fiber in a pattern of multiple rings, which provide a high level of redundancy in the event of a service failure. Our primary network operations center further leverages network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve operating efficiency. Our network is monitored 24 hours a day, 365 days a year and continual upgrades to network elements ensure the uninterrupted delivery of quality services to customers.

Item 3.	Legal Proceedings

In July 2002, EuroTel’s subsidiary PenneCom, initiated a legal action in United States District Court for the Southern District of New York against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals reversed an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low bid prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ National Market.

2004	Low	High
First Quarter	$13.41	$15.48
Second Quarter	$11.04	$14.70
Third Quarter	$9.83	$13.39
Fourth Quarter	$11.13	$14.02

2003	Low	High
First Quarter	$8.17	$13.12
Second Quarter	$9.26	$12.04
Third Quarter	$10.90	$14.96
Fourth Quarter	$13.04	$15.10

The bid quotations reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The bid information stated is, to our knowledge, the best approximate value at the time indicated.

The closing price on December 31, 2004, was $12.05. Based on records that we maintain, the approximate number of record holders of our common stock, as of December 31, 2004, was 2,307.

During the two most recent fiscal years, 2004 and 2003, cash dividends on our common stock have been declared quarterly in the annual amount of $0.50 per share. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements.

The information required under this Item relating to equity compensation plans is incorporated by reference from the material captioned “Executive Compensation” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2004. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report. Certain amounts have been reclassified for comparative purposes.

	At or for the Year Ended December 31,
	2004(1)	2003(1)	2002(1)	2001	2000
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Operating revenues	$176,271	$173,125	$137,334	$76,055	$64,945
Depreciation and amortization	39,119	38,626	28,690	15,289	12,108
Operating income (loss)	20,947	23,767	7,275	(530)	5,160
Income (loss) from continuing operations	(2,739)	3,877	(7,105)	1,810	(5,025)
Discontinued operations, net of tax(2)	—	(53)	55,499	(5,969)	(5,669)
Extraordinary loss, net of tax	—	—	—	107	—
Cumulative effect of accounting change, net of tax	—	260	—	—	(912)
Net income (loss)	(2,739)	4,084	48,394	(4,052)	(11,606)
PER-SHARE DATA — BASIC AND DILUTED(3)
Income (loss) from continuing operations	$(0.18)	$0.25	$(0.58)	$0.25	$(0.68)
Discontinued operations	—	—	4.53	(0.81)	(0.77)
Extraordinary items	—	—	—	0.01	—
Cumulative effect of accounting change	—	0.01	—	—	(0.12)
Net income (loss) per common share	(0.18)	0.26	3.95	(0.55)	(1.57)
Cash dividends declared per common share	0.50	0.50	0.50	0.50	0.45
BALANCE SHEET DATA
Total assets	$546,785	$575,911	$601,818	$142,878	$124,221
Long-term debt	218,500	222,765	244,966	58,124	20,907
Preferred stock of subsidiary	1,446	1,446	1,446	1,446	1,446
OTHER DATA
Net cash provided by continuing operating activities	$49,595	$45,009	$25,161	$13,684	$14,755
Net cash provided by/(used in) continuing investing activities	(25,736)	(9,512)	(177,579)	(36,256)	(5,436)
Net cash provided by/(used in) continuing financing activities	(27,788)	(18,183)	88,997	26,904	(5,372)

(1)	Reflects data for Conestoga operations since acquisition on May 24, 2002.
(2)	Reflects the results of our interest in the PCS ONE joint venture and our paging businesses as discontinued operations.
(3)	The per-share data is based upon the weighted average common shares outstanding. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segments

We operate as a rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, high-speed data, Internet access and video services. We also provide business customers with integrated voice and data network solutions.

Our segments, excluding our D&E Wireless and paging services, which are reported as discontinued segments, are RLEC, CLEC, Internet Services, Systems Integration and Conestoga Wireless until the sale of its assets in January 2003. The measure of profitability for our segments is operating income (loss) since individual segment managers are not responsible for such items as interest and taxes that are reported below operating income (loss).

As of December 31, 2004, we served 139,607 RLEC access lines, 38,461 CLEC access lines, 11,535 dial-up Internet access subscribers, 11,052 DSL and 909 web hosting customers. For the year ended December 31, 2004, we generated total revenues of $176,271 and operating income of $20,947.

Historically, we have derived a majority of our revenues from the regulated RLEC segments. The RLEC segment accounts for approximately 58% of total 2004 revenues and substantially all of our operating income. Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and regional toll service. Our CLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services and long distance service revenue. Our Internet services revenue is derived from dial-up and high-speed Internet access services, in addition to web hosting services. Our systems integration revenue is derived from sales of solutions that support the design, implementation and maintenance of local and wide area networks and telecommunications systems.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and testing costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL broadband data service. Our systems integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services.

We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities and costs related to the provision of DSL and dial-up Internet services in our RLEC and CLEC territories. We believe that our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing existing customers on our own facilities and therefore tend to result in incremental revenue or higher margins. We believe that our additional capital expenditures relating to our investment in software and systems will provide us with a competitive advantage in the marketplace and generally allow for corresponding reductions in operating expenses.

Business Strategy

Our primary business objective is to be a leading, regional broadband ICP. To achieve this objective, we will continue to pursue the following goals:

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets by offering competitive communication service packages primarily to business customers. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets.

•	We will deliver multiple communication services such as high-speed data, VoIP and video over copper and fiber networks to meet bandwidth intensive demands of our residential and business customers. We will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced IP communication services.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. Our systems integration business enhances our service through its Managed Service offerings, and we believe bundling of video, high-speed data and voice is a key part of the strategy to grow revenue and strengthen customer relationships while providing increased value.

•	We will make efforts to further expand our market share of the broadband and Internet services market by meeting or exceeding the customer service and technical requirements of individual and business customers. We intend to minimize our dial-up Internet access customer base churn, but recognize as we migrate more customers on to our broadband service we help create that churn.

•	We will offer a broad array of enhanced voice and data communication services to our customers that improve our general customer experience, thereby helping to retain customers.

•	We will continue to make our commitment to customer service a top priority. Our NOC provides repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position.

•	We will consider increasing the scale and scope of our business through acquisitions of companies, including other RLECs that strategically fit with our integrated communications strategy. Acquisition targets may include companies that deepen our industry focus, broaden service territories and increase the breadth of our services.

Business Risks

Our primary business risks include the external threat of increased competition in the telecommunications industry and the internal risk of our debt financing, which was primarily incurred in connection with the acquisition of Conestoga in 2002.

•	Risk of increased competition

It is basic policy of the FCC and the Pennsylvania Public Utility Commission to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of TA-96 has been discontinued, although recently enacted legislation in Pennsylvania in the fourth quarter of 2004 provided the limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our services and facilities through interconnection agreements to provide local services.

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology may be eliminating those advantages. The further development of VoIP is changing voice communication to a packet data transmission process, which will place the cable companies in a competitive situation with the telephone companies. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. To maintain our voice business, we plan to offer VoIP over our system. We are now able to offer video over a portion of our fiber-copper system that is capable of competing with the video services offered by the cable companies.

To make the competitive picture even more complex, wireless offerings in voice and data are becoming more capable and competitive, and it appears that technology has been developed that will enable electric power transmission lines to compete effectively in the communications industry. In the future, service offerings of telephone, cable and electric power lines in voice, data and video may be similar, and wireless is certainly a significant provider in voice and data. All of this will result in a highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause the telephone companies to lose their competitive edge in their territories and could result in significant inroads into their business.

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual, personalized service. We are also small enough to be able to provide an individual response to customer services needs. We feel that this responsiveness will be critical to our future well-being. It may be a challenge to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our relatively stable RLEC business segment provides cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of our regular dividend. However, since our resources are limited and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we will not be able to pursue every possible avenue of development, and critical decisions will need to be made at various stages of our evolution as a company. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services. Maintaining our dividend payout may be challenging due to the need to invest in our future and restrictions under our financing facilities, both in the form of an annual limitation of $10,000 in dividends and the requirement to remain in compliance with financial covenants.

•	Risk of debt financing

We refinanced our indebtedness in March 2004 and further amended it in November 2004. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. The refinancing also lifts restrictions on the expansion of our CLEC edge-out market and eliminates the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, pursued to manage our balance sheet in order to better pursue our business plan, decreases the risks associated with our indebtedness. However, our indebtedness of approximately $228,500 as of December 31, 2004 could restrict our operations because:

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

Results of Operations

The measure of segment results used by management is operating income (loss). In 2003, D&E moved responsibility for some products to different segment managers. Certain amounts from prior years have been reclassified to conform to the current presentation. The following table is a summary of our operating results by segment:

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
2004
Revenues — External	$101,647	$36,183	$10,337	$24,771	$3,333	$—	$176,271
Revenues — Intercompany	9,314	1,409	21	54	—	(10,798)	—

Total Revenues	110,961	37,592	10,358	24,825	3,333	(10,798)	176,271

Depreciation and Amortization	30,776	4,394	1,083	1,899	967	—	39,119
Other Operating Expenses	51,023	35,893	8,948	27,506	3,633	(10,798)	116,205

Total Operating Expenses	81,799	40,287	10,031	29,405	4,600	(10,798)	155,324

Operating Income (Loss)	$29,162	$(2,695)	$327	$(4,580)	$(1,267)	$—	$20,947

2003
Revenues — External	$105,087	$34,830	$6,862	$23,378	$2,968	$—	$173,125
Revenues — Intercompany	8,207	923	479	31	22	(9,662)	—

Total Revenues	113,294	35,753	7,341	23,409	2,990	(9,662)	173,125

Depreciation and Amortization	31,591	4,036	794	1,734	471	—	38,626
Other Operating Expenses	48,040	35,554	6,656	25,997	4,147	(9,662)	110,732

Total Operating Expenses	79,631	39,590	7,450	27,731	4,618	(9,662)	149,358

Operating Income (Loss)	$33,663	$(3,837)	$(109)	$(4,322)	$(1,628)	$—	$23,767

2002
Revenues — External	$77,091	$21,626	$4,748	$23,582	$10,287	$—	$137,334
Revenues — Intercompany	6,915	478	282	37	240	(7,952)	—

Total Revenues	84,006	22,104	5,030	23,619	10,527	(7,952)	137,334

Depreciation and Amortization	23,497	2,775	476	1,592	350	—	28,690
Other Operating Expenses	42,851	23,532	5,050	25,169	12,719	(7,952)	101,369

Total Operating Expenses	66,348	26,307	5,526	26,761	13,069	(7,952)	130,059

Operating Income (Loss)	$17,658	$(4,203)	$(496)	$(3,142)	$(2,542)	$—	$7,275

Consolidated Operations

Overview of 2004 Compared to 2003

Consolidated operating revenues from continuing operations in 2004 increased $3,146, or 1.8%, to $176,271 in 2004 from $173,125 in 2003. The revenue increase was primarily due to the growth in DSL Internet Services and an increased number of CLEC customers during 2004. Changes in how we are compensated by certain wireless carriers to use our RLEC network, have reduced revenues by a net of $1,300 in spite of an increase in total switched cellular minutes. The Corporate, Other revenues change includes an increase for video operations and a decrease in revenues due to the sale of Conestoga Wireless in January 2003, which resulted in decreased revenue of $456.

Consolidated operating income from continuing operations for 2004, decreased $2,820, to $20,947 in 2004 from $23,767 in 2003. The decreased operating income in 2004 was partially attributable to approximately $900 of increased employee medical benefit expenses, approximately $900 for compliance with Sarbanes-Oxley regulations and over $400 of increased operating losses associated with the video services since its expansion into the Buffalo Valley market in mid 2003.

Income (loss) from continuing operations decreased $6,616 to a loss of $2,739 in 2004 from an income of $3,877 in 2003 partially due to the decrease in operating income discussed above, net of taxes. Other factors related to the decline were the loss on early extinguishment of debt of $5,252 related to the debt refinancing in March 2004 and the amendment in November 2004, which was only partially offset by an interest expense reduction of $3,685. In 2004, the equity in loss of affiliates includes $2,125 for our share of an impairment of assets at Pilicka and an impairment of our investment in EuroTel. Also, in 2003, there was a $790 realized gain on the disposition of investments available-for-sale.

Overview of 2003 Compared to 2002

Consolidated operating revenues from continuing operations in 2003, increased $35,791, or 26.1%, to $173,125 in 2003 from $137,334 in 2002. The revenue increase was primarily due to the inclusion of $95,965 of Conestoga’s revenues for the full twelve months in 2003, compared to only $60,933 for seven months in 2002, after the May 24, 2002 acquisition. Conestoga revenues declined in 2003 by $7,180 from revenues in 2002 due to the sale of Conestoga Wireless in January 2003.

Consolidated operating income from continuing operations for 2003, increased $16,492, to $23,767 in 2003 from $7,275 in 2002. The increased operating income in 2003 was primarily attributable to Conestoga’s $18,629 contribution to income for twelve months rather than $7,513 for the seven months in 2002. Further, in 2003, we did not incur the same $973 of expense due to the merger related costs experienced in 2002. D&E and Conestoga also benefited from the reduction of expenses primarily related to staff reductions at the date of the merger and over the following six months.

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

RLEC Segment Results

Summary Operating Results — RLEC Segment

	2004	2003	2002
Revenues:
Local Telephone Service	$33,607	$33,428	$24,782
Network Access	54,915	57,017	41,595
Other	22,439	22,849	17,629

Total Revenues	110,961	113,294	84,006

Depreciation and Amortization	30,776	31,591	23,497
Other Operating Expenses	51,023	48,040	42,851

Total Operating Expenses	81,799	79,631	66,348

Operating Income	$29,162	$33,663	$17,658

Operating Income % of Revenues	26.3%	29.7%	21.0%
Access Lines at December 31	139,607	142,799	145,310

RLEC segment revenues decreased $2,333, or 2.1%, to $110,961 in 2004 and increased $29,288, or 34.9%, to $113,294 in 2003. In 2004 local telephone service revenues increased and network access revenues decreased by similar amounts as part of the most recent rate rebalancing in July 2003. Dedicated data circuits and leased facilities grew in 2004, increasing both local telephone service and network access revenues. Access revenues decreased due to a revision to our National Exchange Carrier Association (NECA) settlements estimate, the effect of increased wireless minutes of use resulting in approximately $450 additional revenue, and a new reciprocal compensation agreement with a wireless carrier which decreased revenue approximately $1,750. Other revenue decreased as a result of long distance, premise hardware and services decreasing, more than offsetting the increase in directory revenue. In 2003, the Conestoga acquisition added $64,512 of revenue, versus $36,794 for the seven months included in 2002. D&E Telephone revenues increased $1,570, to $48,782 in 2003, from $47,212 in 2002. D&E Telephone local telephone service revenues increased $792, or 5.4%, to $15,509 in 2003, from $14,717 in 2002 as a result of increases in enhanced services sold and rate increases in July 2003. D&E Telephone network access revenues increased $994, or 4.2%, to $24,427 in 2003, from $23,433 in 2002. This increase resulted partially from a favorable change in the National Exchange Carrier Association (NECA) average schedule settlement formula for interstate access that took effect in July 2003. Other revenue increased $5,220 in 2003 from 2002 as a result of the additional Conestoga revenue that was primarily from directory revenue. D&E Telephone other revenue decreased $213 in 2003 compared to 2002 primarily from a decrease in long distance revenues. Local telephone revenues are anticipated to increase as the result of sales of local dedicated circuits offsetting the effect of continued line count erosion. Network access revenues are likely to decrease slightly due to a decline in minutes of use and a reduction in state access rates as regulatory trends move toward transferring cost to the local telephone end user. Other revenues, which include enhanced services, directory advertising and other miscellaneous services are likely to continue the trend of moderate increases, while we expect decreased long distance service revenues.

RLEC segment operating expenses increased $2,168, or 2.7%, to $81,799 in 2004 and $13,283, or 20.0%, to $79,631, in 2003. In 2004, directory expense increased in line with directory revenues. Operating expenses increased due to the cost of complying with the provisions of the Sarbanes-Oxley Act relating to internal controls over financial reporting which was primarily allocated to the RLEC segment. The 2003 increase was primarily attributable to including twelve months in 2003 of Conestoga operating expenses and seven months since the acquisition in 2002. Operating income decreased $4,501, or 13.4% in 2004 to $29,162 and increased $16,005, or 90.6%, in 2003 to $33,663. The synergies resulting from the Conestoga acquisition, including staff reductions and other cost savings contributed to the improved profitability in 2003.

CLEC Segment Results

Summary Operating Results — CLEC Segment

	2004	2003	2002
Revenues:
Local Telephone Service	$11,607	$9,762	$5,584
Network Access	6,684	5,607	3,284
Long Distance	18,285	19,570	12,774
Other	1,016	814	462

Total Revenues	37,592	35,753	22,104

Depreciation and Amortization	4,394	4,036	2,775
Other Operating Expenses	35,893	35,554	23,532

Total Operating Expenses	40,287	39,590	26,307

Operating Loss	$(2,695)	$(3,837)	$(4,203)

Operating Loss % of Revenues	(7.2)%	(10.7)%	(19.0)%
Access Lines at December 31	38,461	35,140	29,072

CLEC segment revenues increased $1,839, or 5.1%, to $37,592 in 2004 and $13,649, or 61.7%, to $35,753 in 2003. The 2004 increase was related to the addition of access lines for new customers and growth in dedicated data circuits, which increased both local telephone service and network access revenues. These increases were offset by a $1,285 decrease in long distance revenues due to rate reductions and decreased minutes of use. In 2003, the Conestoga acquisition added $24,294 of revenues versus $13,682 in 2002. D&E Systems’ revenues increased $3,037, to $11,459 in 2003, from $8,422 in 2002.

CLEC segment operating expenses increased $697, or 1.8% to $40,287 in 2004 and $13,283, or 50.5%, to $39,590 in 2003. The increase in 2004 was primarily related to increases in the cost of leased facilities, wages and benefits, and depreciation, offset by a decrease in long distance costs and reduction in subscriber billing costs. The increase in 2003 was partially attributable to including twelve months in 2003 of Conestoga operating expenses and seven months since the acquisition in 2002 and due to increased costs of services related to an increase in our customer base. Operating losses decreased $1,142, or 29.8% in 2004 and decreased $366, or 8.7%, to $3,837 in 2003 primarily due to changes in operating efficiencies and moving more customers to our own network.

Internet Services Segment Results

Summary Operating Results — Internet Services Segment

	2004	2003	2002
Revenues	$10,358	$7,341	$5,030

Depreciation and Amortization	1,083	794	476
Other Operating Expenses	8,948	6,656	5,050

Total Operating Expenses	10,031	7,450	5,526

Operating Income (Loss)	$327	$(109)	$(496)

Operating Income (Loss) % of Revenues	3.2%	(1.5)%	(9.9)%
Customers at December 31
DSL	11,052	7,303	5,615
Dial-up Access	11,535	12,859	12,652
Web hosting Services	909	814	651

Internet Services segment revenues increased $3,017, or 41.1%, to $10,358 in 2004 and increased $2,311, or 45.9%, to $7,341 in 2003. The increase in 2004 resulted from a 51.3% increase in DSL customers, partially offset by a decrease of 10.3% in the number of dial-up Internet customers, some of whom switched to DSL. The Conestoga acquisition added $1,567 to revenue in 2003, versus $1,116 in 2002. Operating expenses were $10,031 in 2004, and $7,450 in 2003, resulting in an operating income of $327 in 2004, compared to a loss of $109 in 2003. Direct cost of operations and increased depreciation made up most of the increased costs. Labor and benefits, to a large extent for expanded customer services, accounted for over 40% of the increased costs.

Systems Integration Segment Results

Summary Operating Results — Systems Integration Segment

	2004	2003	2002
Revenues	$24,825	$23,409	$23,619

Depreciation and Amortization	1,899	1,734	1,592
Other Operating Expenses	27,506	25,997	25,169

Total Operating Expenses	29,405	27,731	26,761

Operating Loss	$(4,580)	$(4,322)	$(3,142)

Operating Loss % of Revenues	(18.4)%	(18.5)%	(13.3)%

Systems Integration segment revenues increased $1,416, or 6.0%, to 24,825 in 2004 and decreased $210, or 0.9%, to $23,409 in 2003. In 2004, communication services increased $706, made up of computer services of $1,243 and equipment rentals of $567 offset by decreases in repairs of $1,104. Products sold increased $710, primarily in telephone systems and cabling with minor increases in computer hardware sales. In 2003, the Conestoga acquisition added $8,458 of revenue, versus $3,961 of revenue from the seven months since the acquisition in 2002. Increases in revenue due to the Conestoga acquisition were offset by decreases in D&E revenues of $4,707 in 2003. The 2003 decreases were primarily $304 of communication services and $4,379 of product sales. We believe these decreases partially related to the effects of a slow economy, increased competition and reductions in customer spending for communications related infrastructure and consulting services.

Operating expenses increased $1,674, or 6.0%, to $29,405 in 2004 and $970, or 3.6%, to $27,731 in 2003. Labor and benefits accounted for more than 80% of the 2004 expense increase. The 2003 expenses increased as a result of a full year of expenses from the Conestoga operations acquired in May 2002, selling expense increases and increased expenses relating to integration of software systems. Operating losses increased $258 to $4,580 in 2004 and $1,180 to $4,322 in 2003.

Conestoga Wireless Segment Results

Amounts for all years for Conestoga Wireless are combined with the, Corporate and Other amounts and include no revenue in 2004 but $695 of operating income was recorded principally from prior years tax settlements in the current year.

Other Income (Expense)

Other income (expense) for 2004 was an expense of $22,191 compared to an expense of $17,857 in 2003. The primary reasons for this $4,334 change are as follows:

•

Our equity in net loss of affiliates increased to a loss of $3,172 in 2004 from $2,537 in 2003. The increased loss resulted from $1,068 for our share of an impairment of assets in Pilicka offset by improved results of Pilicka’s telephone operations and lower EuroTel legal expenses. Since we and

EuroTel have no legal obligation nor intention to provide future funding to Pilicka, we each have written our investment in Pilicka to zero and will discontinue recognizing our equity share of Pilicka’s ongoing losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of our investment in EuroTel was written down as an other-than-temporary loss on investments of $1,057. We have also committed to fund EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs and will continue to recognize our equity share of their ongoing losses.

•	Our interest expense decreased $3,685 in 2004 to $14,389 primarily as a result of refinancing our syndicated senior secured credit facilities in March 2004 and amending the pricing of the Term Loan B in November 2004 as well as the beginning of scheduled principal repayments during 2004.

•	In 2003, we recognized a gain of $790 related to the sale of available-for-sale investments for which there was no similar gain in 2004.

•	In 2004, we incurred a loss on early extinguishment of debt of $5,252 in regard to refinancing and amending our credit facility. There was no similar expense in 2003.

•	Other, net decreased $285 principally due to a $325 reduction in a patronage dividend received as a borrower from a cooperative bank offset by increased interest income and initial principal payment collected on the note receivable from the sale of Conestoga Wireless.

Other income (expense) for 2003 was an expense of $17,857 compared to an expense of $17,901 in 2002. The primary reasons for this $44 change are as follows:

•	Our equity in net loss of affiliates decreased to a loss of $2,537 in 2003 from $3,429 in 2002. The change was primarily from improved results of Pilicka’s telephone operations and lower EuroTel legal expenses.

•	Our interest expense increased $6,179 in 2003 to $18,074 primarily as a result of the borrowing to complete the Conestoga acquisition being outstanding for the full year.

•	In 2003, we recognized a gain of $790 related to the sale of the same available-for-sale investments for which we recognized a loss of $2,999 as other-than-temporary impairment of investments in 2002. These two transactions resulted in a net increase to other income (expense) of $3,789 in 2003.

•	Other, net increased approximately $400 principally from interest income collected on the note receivable from the sale of Conestoga Wireless offset by lower interest income on working capital cash balances invested during 2003. As a borrower from a cooperative bank, we received approximately $835 more in a patronage dividend from our lender related to larger loan balances outstanding.

Income Taxes

Federal and state income taxes were an expense of $1,430 in 2004 on the $1,244 loss from continuing operations and a tax expense of $1,968 on the $5,910 income from continuing operations in 2003. The 2004 tax expense reflects tax on income in the United States while the Pilicka asset impairment and the impairment of our investment in EuroTel created a deferred tax deduction that may not be realizable. The effective tax rates were a negative 115.0% in 2004 and 33.3% in 2003.

Federal and state income tax on income from continuing operations increased $5,554 to an expense of $1,968 in 2003 from a benefit of $3,586 in 2002. The effective tax rates were 33.3% in 2003 and 33.7% in 2002.

Discontinued Operations, Extraordinary Items and Accounting Changes

In 2002, our discontinued D&E Wireless segment operations were sold resulting in a $55,506 gain, net of $29,337 in taxes.

In 2002, a plan was entered into to sell our paging business. The paging business has been reported as a discontinued operation. On May 29, 2003, we sold Conestoga’s and D&E’s paging businesses. Paging assets at December 31, 2002 were classified as held for sale. The discontinued losses were $53 and $7 net of tax benefits of $27 and $3 in 2003 and 2002, respectively.

We adopted Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” effective January 1, 2003 and recorded an after-tax benefit of $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years for which D&E does not have a legal obligation associated with the retirement of the related tangible long-lived assets.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial and have been partially offset by growth in operating and other revenues. Management anticipates that this trend will continue with a greater upward pressure on costs in 2005.

Financial Condition

Liquidity and Capital Resources

We have historically generated significant cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses and acquisitions partly with operating cash and through external sources, such as bank borrowings and offerings of debt or equity securities.

Net cash provided by continuing operations was $49,595 in 2004. Cash provided by continuing operations has increased from $45,009 in 2003 and $25,161 in 2002. In 2004, the increase was primarily attributable to a reduction of accounts receivable. In 2003, the increase is partially related to the five additional months of Conestoga operations included compared to the seven months included in 2002 after the acquisition. Improved operating results relating to the operating efficiencies of the combined company have contributed to improved cash generated by continuing operating activities. Heightened competition in the telecommunications industry could affect future cash flows related to continuing operations. See “BUSINESS — Factors Affecting Our Prospects”.

Net cash used in investing activities was $25,736 in 2004 and consisted primarily of $25,248 for capital expenditures and a net $613 investment in affiliates offset by $125 collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $15,200;

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations — $8,300;

Net cash used in investing activities was $9,512 in 2003 and consisted primarily of $20,153 for capital expenditures, offset by $12,475 from the sale of businesses and investments. The capital additions by major categories and the approximate dollars spent on each were:

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

Net cash used in investing activities was $177,579 in 2002 and consisted primarily of $156,819 for the Conestoga business acquisition payments and $19,240 of capital expenditures. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC, CLEC and Internet operating systems — $13,115;

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations — $2,526.

Cash used in financing activities in 2004 was $27,788, consisting primarily of $13,335 for the purchase of 1,333,500 shares of treasury stock offset by $430 received for new shares of common stock issued. Additionally, $7,122 was used for payment of dividends and $5,266 was used for a net long-term debt reduction. Debt issuance costs of $2,495 were paid related to the refinancing and amendment of our credit facility in 2004.

Cash used in financing activities in 2003 was $18,183, consisting primarily of $23,332 for payments on long-term borrowing, offset by additional borrowings of $12,000. Payment of dividends used $7,408, and $1,037 of cash was received from issuing common stock.

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

Discontinued wireless operations used $20,553 of cash in 2003 primarily for the tax payment required on the gain from the PCS ONE sale in 2002. The operation and sale of PCS ONE in 2002 provided $78,320 of net cash.

External Sources of Capital at December 31, 2004

On March 5, 2004, we completed a syndicated senior secured debt financing in the amount of $260,000. The credit facilities are in the form of a $25,000 Revolving Loan, Term Loan A in the amount of $50,000, Term Loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to refinance indebtedness under prior credit facilities and for general corporate purposes. On November 22, 2004, D&E entered into an amendment with respect to this senior financing. The amendment reduced the Term Loan B U.S. prime rate margin and LIBOR margin to 1.00% and 2.00%, respectively. As a result of the refinancing and subsequent amendment, we incurred a loss on the early extinguishment of debt of $5,252, consisting of a non-cash write-off of $4,949 of unamortized debt issuance costs of the previous credit facility and the expensing of $303 of debt issuance costs related to the new credit facility and the amendment. We capitalized approximately $2,293 of debt issuance costs related to the new credit facility and the amendment, which will be amortized into interest expense over the life of the new credit facility.

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured reducing revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at our option at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75% depending on the Company’s leverage ratio. At December 31, 2004, the average interest rate was 4.97%. The Revolving Loan will reduce permanently to $15,000 on December 31, 2006. The Revolving Loan also requires a quarterly commitment fee on the unused portion.

The Senior Secured Term Loan A (“Term Loan A”) is a $50,000 term note maturing June 30, 2011. Term Loan A bears interest at our option at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75%, depending on the Company’s leverage ratio. At December 31, 2004, the average interest rate was 5.12%. Term Loan A requires increasing quarterly principal payments beginning in the first quarter of 2004 and continuing through the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a $150,000 term note maturing December 31, 2011. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.00% or a one, two, three or six month LIBOR rate plus 2.00%, regardless of the Company’s leverage ratio. At December 31, 2004, the average interest rate was 4.99%. Term Loan B requires quarterly principal payments of $375 beginning in the first quarter of 2004 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment of $33,314 on December 31, 2011.

The 9.34% Secured Term Loan in the amount of $20,000 was assumed as a result of the Conestoga acquisition. The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 beginning in 2005 and continuing through 2014.

The 9.36% Secured Term Loan in the amount of $15,000 was assumed as a result of the Conestoga acquisition. The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 beginning in 2005 and continuing through 2014.

As of December 31, 2004, $15,000 of the Revolving Loan was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital increased to 56.3% at December 31, 2004 from 53.6% at December 31, 2003 due partially to a decrease in our shareholders’ equity as a result of dividend payments, purchasing treasury stock during 2004 and the loss on investments due to the Pilicka asset impairment.

The refinanced credit facility has no restrictions on expansion of our edge-out market areas and no excess cash flow payment requirement. Excess cash flow for the fourth quarter of 2003 required a payment of $4,350 on the Revolving Loan on February 13, 2004. The cash balance was sufficient to make the excess cash flow payment and that reduction of debt added to the funds borrowed upon closing of the $260,000 refinancing. The refinanced credit facility continues to include a number of significant covenants that impose restrictions on our business. These covenants include, among others, a limit of $10,000 in annual dividend payments, additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. The completion of the refinancing in the first quarter of 2004 and the subsequent amendment in November 2004 required us to expense $4,949 of unamortized debt issuance costs from the old financing agreement and $303 of debt issuance costs related to the new amendment. We capitalized approximately $2,293 related to the new financing agreement and amendment. Assuming no ongoing increase in market interest rates, we anticipate the refinancing in March and the amendment in November will provide an annual interest savings of $2,700.

Rates	Amended Refinance Requirement
Term Loan A — depending on our leverage ratio	U.S. Prime plus 1.00% to 1.75%
LIBOR plus 2.00% to 2.75%
Term Loan B	U.S. Prime plus 1.00%
LIBOR plus 2.00%
Revolving Loan — depending on our leverage ratio	U.S. Prime plus 1.00% to 1.75%
LIBOR plus 2.00% to 2.75%

Ratios	December 31, 2004 Requirement
Total Leverage Ratio = Indebtedness divided by Cash Flow	<4.25
Declines to < 2.75 after 1/1/2008
Total Indebtedness to Total Capitalization Ratio	<60%
Debt Service Coverage = Cash Flow divided by Debt Service
Pro forma last year Cash Flow / next year’s Debt Service	>1.75
Operating Cash Flow divided by Fixed Charges	>1.05

Principal repayments
2005	$10,000
2006	$10,000
2007	$12,500
2008	$12,500
2009	$12,500
thereafter	$171,000

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

Commitments, Contingencies and Projected Uses of Capital

Our most significant commitment for 2005 other than for operations, include capital expenditures, the payment of common stock dividends, when and if declared, payment of principal and interest on our outstanding debt and other contractual obligations and commitments which are presented below. Scheduled principal payments totaling $10,000 are due in 2005. Based on the amended agreement with CoBank, we believe that we will have sufficient resources to meet these commitments, contingencies and projected uses of funds.

We hold a 33.3% interest in EuroTel and a 28.8% interest in Pilicka, both of which we account for under the equity method of accounting. Pilicka recognized an asset impairment late in 2004 requiring us to recognize a

$1,068 loss for our equity share of the impairment. Since we and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, we each have written our investment in Pilicka to zero and will discontinue recognizing our equity share of their ongoing losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of our investment in EuroTel was written down as an other-than-temporary loss on investments of $1,057. Neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have committed to fund EuroTel, on an equal basis with the other investors in EuroTel, for certain of its operating cash needs and will continue to recognize our equity share of their ongoing losses. In 2004, we made advances of $636 pursuant to this commitment and expect that our 2005 funding requirements for EuroTel will be less than $1,000.

At December 31, 2004, the long-term debt maturing in one year consisted of loan payments of $5,000 on Term Loan A, $1,500 on Term Loan B and $3,500 on the secured fixed rate term loans.

The following table sets forth our contractual obligations and the periods in which payments are due:

	Payments Due by Period
Obligation	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt maturing within one year	$10,000	$10,000	$—	$—	$—
Long-term Debt	218,500	—	22,500	25,000	171,000
Operating Leases	1,934	1,005	620	169	140
Purchase Commitments	9,535	2,831	4,366	2,367	1

Total	$239,969	$13,836	$27,486	$27,536	$171,141

Long-term debt listed above is only principal and does not include required interest payments. We have commitments under contract to purchase telecommunication services to obtain the use of third-party network circuits or to maintain a minimum monthly volume for call delivery. These commitments represent the total gross payments due under contract. We expect to contribute $2,750 and $3,000 to our pension plan for 2005 and 2006, respectively.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (“NECA”). These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from or pay into the settlement pools differ from the amounts that we have recorded as accounts receivables or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. Until December 2003, we did not experience significant adjustments to our revenues as a result of our participation in these pools. In December 2003, we recorded an increase in communications service revenue of $933 as a result of a change in our estimated interstate revenue earned from the NECA pooling process. We revised our estimate, based on a recent decision rendered by the U.S. Court of Appeals for the District of Columbia Circuit, which reaffirmed a FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which interstate rate-of-return revenues exceed FCC authorized levels if the rates for those periods were deemed to be lawful rates. In December 2004, we recorded communication service revenue of $156 related to this estimate. NECA’s access rates, in which our RLECs concur, were filed and approved consistent with the FCC’s deemed lawful rules.

Regulated Asset Depreciation

We use a composite group remaining life method and straight-line composite rates to depreciate the regulated property assets of our RLEC and CLEC segments. Under this method, when we replace or retire such assets, the original cost of the asset, net of any salvage, is charged to accumulated depreciation. The effect of this accounting is to amortize any gains or losses on dispositions over the service lives of the remaining regulated telephone property assets rather than recognizing such gain or loss in the period of retirement.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. In December 2003, we adopted SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which provides expanded disclosures related to our employee benefit plans. Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur. Our pension expense for 2004 would have increased approximately $100 if our assumed investment return were one quarter of a percent lower. The expense would have increased approximately $280 if our assumed discount rate were one quarter of a percent lower or decreased $275 if our assumed discount rate were one quarter of a percent higher.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period).

SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. D&E expects to adopt this standard in July 2005 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged, with certain exceptions. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are applied prospectively and are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On October 22, 2004, the American Jobs Creation Act was signed into law. This new law contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. In December 2004, the FASB issued two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of

2004”, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes”. The Company is currently evaluating the impact from these FSP’s on its results of operations, financial position and cash flows.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) was enacted into law. The Act provides a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. In May 2004, the FASB issued Staff Position No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”). FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit and the related federal subsidy available to employers whose prescription drug benefits are at least actuarially equivalent to the drug benefit provided under Medicare Part D. Based upon this guidance, the Company did not believe its postretirement health care plans were actuarially equivalent. In January 2005, the Centers for Medicare and Medicaid Services issued final guidelines to define actuarial equivalence under the regulations. The Company is evaluating the January 2005 guidelines to determine if the benefits provided by the Company’s plan are at least actuarially equivalent to benefits available though Medicare Part D under these new guidelines. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost reported in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

In January 2003, D&E adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E recorded an after-tax benefit of $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years for which D&E does not have a legal obligation associated with the retirement of the related tangible long-lived assets. The adoption of this pronouncement had no material effect on D&E’s ongoing financial position, results of operations or cash flows.

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

D&E has one significant variable interest entity through its ownership interest in EuroTel, L.L.C. (“EuroTel”). D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (“PenneCom”), an international telecommunications holding company, and holds a 27.85% investment in Pilicka, a telecommunications company located in Poland. D&E has participated in this joint venture since January 1997. EuroTel, PenneCom and Pilicka are referred to herein as our European affiliates. D&E’s participation in this joint venture has been to provide working capital for the development of Pilicka’s telephone business in Poland and to manage EuroTel’s investments. EuroTel has assets of approximately $200, with no annual operating revenue. D&E’s exposure to loss from its involvement in EuroTel continues at one-third of EuroTel’s losses. Based on the accounting guidance of FIN 46-R, D&E has determined it is not the primary beneficiary of this entity. According to the guidance of FIN 46-R, consolidation of EuroTel is not required and thus there is no effect on the Company’s financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks.

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of December 31, 2004, our debt can be categorized as follows in thousands:

Fixed interest rates:
Secured Term Loans	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	$10,000
Senior Secured Term Loans	$183,500

As part of our loan covenant conditions, we have arranged interest rate protection on a minimum of one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of December 31, 2004, our bank debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for three years through interest rate swaps	$35,000	5.05%	$35,000
Rates fixed for four years through interest rate swaps	$35,000	5.49%	$35,000
Rates fixed for four years through interest rate swaps	$15,000	5.98%	$15,000
Fixed rate debt, rates fixed for twelve years	$35,000	9.35%	$41,583
Total fixed rates 53% of total debt	$120,000	6.55%	$126,583
Variable rate debt 47% of total debt	$108,500	4.72%	$108,500

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $543 for each 50 basis points above the current rates. If rates were to decline, we would realize reductions in interest expense of approximately $543 for each 50 basis point decrease in rates.

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

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value
12/04/02 to 12/04/05	$35,000	6.93%	4.44%	$13
11/25/02 to 11/25/06	$35,000	7.23%	4.38%	$131
11/26/04 to 11/26/08	$15,000	8.36%	4.38%	$146

If interest rates rise above the rates fixed by these swaps, we could realize other income of $425 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other expense of approximately $425 for each 50 basis point decrease in rates.

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

As of December 31, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires D&E to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending December 31, 2004. That report includes an assessment by D&E’s management on the design and operating effectiveness of its internal control over financial reporting as of the end of the fiscal year. To comply with the requirements of Section 404, the Company designed and implemented a comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise. Management’s report and assessment on the effectiveness of its internal control over financial reporting is included herein on page F-2.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

In October 2004, D&E completed the process to consolidate two of its existing billing systems into one billing program. This billing conversion was completed in the fourth quarter, 2004. In connection with the billing system conversion process, we made significant changes to the internal controls of the Company as a result of consolidating the related internal control processes. Although changes in controls were completed during the fourth quarter 2004, management has concluded based on an evaluation and assessment of controls, that there has been no material affect, nor is it reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit		Reference
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1	Amended and Restated Agreement and Plan of Merger, by and among D&E, Inc., D&E Acquisition Corp. and Conestoga Enterprises, Inc. dated as of January 9, 2002.		Incorporated herein by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by D&E on January 9, 2002.

3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation		Incorporated herein by reference from Exhibit 3.1 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.2	By-laws		Incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed by D&E on December 8, 2004.

4.	Instruments defining the rights of security holders, including debentures:		None.

9.	Voting Trust Agreement.

9.1	Voting Trust Agreement of Denver and Ephrata Telephone and Telegraph Company dated as of November 19, 1992. (“Voting Trust Agreement”).		Incorporated herein by reference from Exhibit 9.1 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

9.2	Amendment to the Voting Trust Agreement dated as of December 31, 1995.		Incorporated herein by reference from Exhibit 9.2 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

9.3	Amendment to the Voting Trust Agreement dated as of November 19, 2002.		Incorporated herein by reference from Exhibit 9.1 to the Form 8-K Current Report filed by D&E on November 19, 2002.

10.	Material Contracts

10.1	AT&T Communications Standard Agreement for the Provision of Telecommunications Services and Facilities between AT&T Communications of Pennsylvania, Inc. and Denver and Ephrata Telephone and Telegraph Company;		Incorporated herein by reference from Exhibit 10.2 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

	Article 1	General Provisions, effective May 25, 1984;

	Article 8-2	Billing and Collection Services effective April 1, 1992;

10.2	Telecommunications Services and Facilities Agreement between the Bell Telephone Company of Pennsylvania and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992;		Incorporated herein by reference from Exhibit 10.3 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

	Appendix 1	IntraLATA Telecommunications Services, effective January 1, 1986;

Exhibit No.	Identification of Exhibit		Reference

	Appendix 2	Ancillary Services, effective January 1, 1986;

	Appendix 5	Jointly Provided Feature Group A Compensation effective July 24, 1986; and

	Appendix 7	Extended Area Service, effective October 1,1988.

10.3	IntraLATA Compensation Agreement between the Pennsylvania Non-Bell Telephone Companies and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992.		Incorporated herein by reference from Exhibit 10.4 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.4	Agreement for the Distribution of Interstate Access Revenues between the National Exchange Carrier Association, Inc. and Denver and Ephrata Telephone and Telegraph Company, effective May 25, 1984.		Incorporated herein by reference from Exhibit 10.6 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.5	Agreement for the Provision of Enhanced 9-1-1 Services between the County of Lancaster and Denver and Ephrata Telephone and Telegraph Company, effective upon approval of the Pennsylvania Public Utility Commission which occurred May 18, 1994		Incorporated herein by reference from Exhibit 10.7 to D&E’s Annual Report on Form 10-K for the year ended December 31, 1999.

	Attachment #1	Request for Proposal as Amended;

	Attachment #2	Best and Final Offer, April 28, 1994;

	Attachment #3	Clarifications to RFP;

	Attachment #4	Lancaster County

	Resolution #74	September 22, 1993;

	Attachment #5	Lancaster County

	Resolution #32	May 5, 1994;

	Attachment #6	Addenda, Errata, Bulletins to Contract Documents;

	Attachment #7	Facility Lease; and

	Attachment #8	Tariffed Local Exchange Carrier Services.

10.6	Modification #2 to the Agreement for the Provision of Enhanced 9-1-1 Services between the County of Lancaster and D&E Telephone Company, signed July 14, 1999.		Incorporated herein by reference from Exhibit 10.1 to D&E’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.7	Stock Acquisition Agreement between D&E, Inc. and Southwestern Investments, Inc., a subsidiary of Citizens Utilities Company, dated November 3, 1997.		Incorporated herein by reference from Exhibit 10.7 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	Partnership Interest Purchase Agreement among D&E Wireless, Inc., D&E Communications, Inc., VoiceStream PA II, LLC, and VoiceStream PA I, LLC dated as of October 17, 2001.		Incorporated herein by reference from Exhibit 10.13 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Identification of Exhibit	Reference

10.9	2001 Stock Compensation Plan and Policy for non-employee Directors of D&E Communications, Inc.	Incorporated herein by reference from Exhibit A to D&E’s definitive proxy statement for its 2001 Annual Meeting of Shareholders filed March 23, 2001.

10.10	Employment Agreement dated May 24, 2002 between Albert H. Kramer and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.1 to D&E’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.11	Amended and Restated Agreement and Plan of Merger by and among D&E Communications, Inc., D&E Acquisition Corp. and Conestoga Enterprises, Inc. dated January 9, 2002.	Incorporated herein by reference from Exhibit 2.1 to the Form 8-K current report filed by D&E on January 9, 2002.

10.12	Conestoga Enterprises, Inc. 1999 Stock Option Plan.	Incorporated herein by reference to Exhibit 99.1 to Form S-8 filed by D&E on May 24, 2002.

10.13	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan for 2004.	Incorporated herein by reference from Exhibit 10.14 to Form 10-K for the year ended December 31, 2003.

10.14	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan for 2005.	Incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by D&E on March 2, 2005.

10.15	Asset Purchase Agreement by and among D&E Communications, Inc., Conestoga Wireless Company and Keystone Wireless, LLC dated November 12, 2002.	Incorporated herein by reference from Exhibit 2.1 to the Form 8-K current report filed by D&E on January 29, 2003.

10.16	Limited Guarantee Agreement dated June 29, 2001 by Conestoga Enterprises, Inc. with Mountain Union.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.17	Build-to-Suit Agreement dated June 29, 2001 by and between Conestoga Enterprises, Inc. on behalf of itself and its wholly-owned subsidiaries, Conestoga Mobile Systems, Inc. and Conestoga Wireless, Inc. and Mountain Union Telecom, LLC.	Incorporated herein by reference from Exhibit 10.20 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.18	Credit Agreement Dated as of March 5, 2004 by and among D&E Communications, Inc. as borrower and CoBank, ACB as Administrative Agent, a CoLead Arranger and a Lender and other Lenders referred to therein.	Incorporated herein by reference from Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

21.	Subsidiaries of the Registrant

21.1	List of all subsidiaries of D&E Communications, Inc.	Filed herewith.

23.	Consents

23.1	Consent of PricewaterhouseCoopers LLP, Philadelphia, PA	Filed herewith.

23.2	Consent of Kiesling Associates LLP	Filed herewith.

23.3	Consent of PricewaterhouseCoopers Sp. z o. o, Warsaw, Poland	Filed herewith.

31.1	Certification of Chief Executive Officer.	Filed herewith.

31.2	Certification of Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer.	Filed herewith.

32.2	Certification of Chief Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005

D&E COMMUNICATIONS, INC.

By:	/s/ G. WILLIAM RUHL
G. William Ruhl Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. WILLIAM RUHL G. William Ruhl	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	March 14, 2005

/s/ THOMAS E. MORELL Thomas E. Morell	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 14, 2005

/s/ W. GARTH SPRECHER W. Garth Sprecher	Senior Vice President, Secretary and Director	March 14, 2005

/s/ JOHN AMOS John Amos	Director	March 14, 2005

/s/ THOMAS H. BAMFORD Thomas H. Bamford	Director	March 14, 2005

/s/ PAUL W. BRUBAKER Paul W. Brubaker	Director	March 14, 2005

/s/ RONALD E. FRISBIE Ronald E. Frisbie	Director	March 14, 2005

/s/ ROBERT A. KINSLEY Robert A. Kinsley	Director	March 14, 2005

/s/ ROBERT M. LAUMAN Robert M. Lauman	Director	March 14, 2005

/s/ STEVEN B. SILVERMAN Steven B. Silverman	Director	March 14, 2005

/s/ ANNE B. SWEIGART Anne B. Sweigart	Director and Chairman Emeritus of the Board	March 14, 2005

/s/ D. MARK THOMAS D. Mark Thomas	Director	March 14, 2005

/s/ RICHARD G. WEIDNER Richard G. Weidner	Director	March 14, 2005

MANAGEMENT’S REPORTS TO D&E COMMUNICATIONS, INC. SHAREHOLDERS

MANAGEMENT’S REPORT ON RESPONSIBILITY FOR FINANCIAL INFORMATION

The management of D&E Communications, Inc. is responsible for the preparation and integrity of the Company’s Consolidated Financial Statements and all related information appearing in this Annual Report. Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.

The Company maintains accounting and internal control systems which are intended to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. Management maintains internal controls to assure that transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America. We are dedicated to maintain high standards of financial accounting and reporting and are committed to providing financial information that is transparent, timely, complete, relevant, and accurate. Our systems have been designed to provide reasonable but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, we believe that these systems are adequate to achieve the stated objectives.

The Audit Committee of the Board of Directors oversees D&E’s financial reporting process on behalf of the Board of Directors. The Audit Committee is composed solely of outside independent directors, and meets periodically with members of management and the independent auditors to review and discuss internal controls over financial reporting, the annual financial statement audit, and accounting and other financial reporting matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management performed an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO framework). This evaluation included a review of the documentation of internal control over financial reporting and an evaluation of the design effectiveness of those controls. We also conducted testing for the operating effectiveness of our internal control over financial reporting. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an audit report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which is included herein. As stated in their report, PricewaterhouseCoopers LLP has also audited D&E’s consolidated financial statements included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

of D&E Communications, Inc.:

We have completed an integrated audit of D&E Communications Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of D&E Communications Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective January 1, 2003, the Company changed its accounting for asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania

March 11, 2005

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per-share amounts)
OPERATING REVENUES Communication service revenues	$160,820	$158,486	$121,243
Communication products sold	12,656	12,255	14,266
Other	2,795	2,384	1,825

Total operating revenues	176,271	173,125	137,334

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	65,049	60,846	50,140
Cost of communication products sold	10,100	9,317	12,497
Depreciation and amortization	39,119	38,626	28,690
Marketing and customer services	15,977	16,073	15,093
Merger-related costs	—	—	973
General and administrative services	25,079	24,496	22,666

Total operating expenses	155,324	149,358	130,059

Operating income	20,947	23,767	7,275
OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(3,172)	(2,537)	(3,429)
Interest expense	(14,389)	(18,074)	(11,895)
Gain (loss) on investments	(1,057)	790	(2,999)
Loss on early extinguishment of debt	(5,252)	—	—
Other, net	1,679	1,964	422

Total other income (expense)	(22,191)	(17,857)	(17,901)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	(1,244)	5,910	(10,626)
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	1,430	1,968	(3,586)
Dividends on utility preferred stock	65	65	65

Total income taxes and dividends on utility preferred stock	1,495	2,033	(3,521)

Income (loss) from continuing operations	(2,739)	3,877	(7,105)
Discontinued operations:
Gain on disposal of discontinued D&E Wireless segment, net of operating losses during phase-out period and net of income taxes of $29,337	—	—	55,506
Loss from operations of Paging business, net of income tax benefit of $27 and $3	—	(53)	(7)

Income (loss) before cumulative effect of change in accounting principle	(2,739)	3,824	48,394
Cumulative effect of change in accounting principle, net of income taxes of $177	—	260	—

NET INCOME (LOSS)	$(2,739)	$4,084	$48,394

Weighted average common shares outstanding (basic)	15,057	15,484	12,254
Weighted average common shares outstanding (diluted)	15,057	15,541	12,254
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.18)	$0.25	$(0.58)
Income (loss) from discontinued operations	—	—	4.53
Cumulative effect of accounting change	—	0.01	—

Net income (loss) per common share	$(0.18)	$0.26	$3.95

Dividends per common share	$0.50	$0.50	$0.50

Proforma net income (loss) assuming SFAS 143 is applied retroactively	$(2,739)	$3,824	$48,418

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,517	$12,446
Accounts receivable, net of reserves of $1,024 and $1,410	16,570	20,956
Inventories, lower of cost or market, at average cost	3,523	3,552
Prepaid expenses	8,466	8,914
Other	2,465	2,804

TOTAL CURRENT ASSETS	39,541	48,672

INVESTMENTS
Investments in and advances to affiliated companies	52	3,611

PROPERTY, PLANT AND EQUIPMENT
In service	335,883	320,720
Under construction	8,768	5,964

	344,651	326,684
Less accumulated depreciation	162,078	137,533

	182,573	189,151

OTHER ASSETS
Goodwill	149,032	149,127
Intangible assets, net of accumulated amortization	167,396	173,594
Other	8,191	11,756

	324,619	334,477

TOTAL ASSETS	$546,785	$575,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$10,000	$11,001
Accounts payable and accrued liabilities	18,701	18,507
Accrued taxes	1,819	2,120
Accrued interest and dividends	1,683	1,949
Advance billings, customer deposits and other	11,585	10,323

TOTAL CURRENT LIABILITIES	43,788	43,900

LONG-TERM DEBT	218,500	222,765

OTHER LIABILITIES
Deferred income taxes	86,402	89,958
Other	20,530	17,248

	106,932	107,206

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 ½%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares: 100,000 at December 31, 2004 and 30,000 at December 31, 2003, Outstanding shares: 14,268 at December 31, 2004 and 15,547 at December 31, 2003	2,542	2,533
Additional paid-in capital	160,255	159,515
Accumulated other comprehensive income (loss)	(6,574)	(4,865)
Retained earnings	38,513	48,693
Treasury stock at cost, 1,640 shares at December 31, 2004 and 307 shares at December 31, 2003	(18,617)	(5,282)

	176,119	200,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$546,785	$575,911

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,739)	$4,084	$48,394
Add: Loss (income) from discontinued operations	—	53	(55,499)
Cumulative effect of accounting change	—	(260)	—

Income (loss) from continuing operations	(2,739)	3,877	(7,105)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities, net of effects of acquisitions of businesses:
Depreciation and amortization	39,119	38,626	28,690
Bad debt expense	551	745	1,406
Deferred income taxes	(1,892)	1,105	(905)
Equity in net losses of affiliates	3,172	2,537	3,429
(Gain) loss on investments	1,057	(790)	2,999
Gain from cash recovery of note receivable	(125)	—	—
Loss on retirement of property, plant and equipment	171	209	72
Loss on early extinguishment of debt	5,252	—	—
Changes in operating assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	3,835	(2,333)	(1,126)
Inventories	29	(77)	224
Prepaid expenses	448	(1,460)	906
Accounts payable and accrued liabilities	(1,061)	(1,300)	(3,788)
Accrued taxes and accrued interest	(567)	3,268	(5,452)
Advance billings, customer deposits and other	1,262	1,788	4,345
Other, net	1,083	(1,186)	1,466

Net Cash Provided by Operating Activities from Continuing Operations	49,595	45,009	25,161

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(25,248)	(20,153)	(19,240)
Collection of note receivable	125	—	—
Proceeds from sale of businesses	—	10,005	—
Acquisition of businesses, net of cash acquired of $989	—	—	(156,819)
Proceeds from sale of investments	—	2,470	—
Purchase of FCC licenses	—	(828)	—
Investments in and advances to affiliates	(767)	(1,232)	(2,187)
Investment returns and repayments from affiliates	154	226	667

Net Cash Used in Investing Activities from Continuing Operations	(25,736)	(9,512)	(177,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(7,122)	(7,408)	(6,414)
Proceeds from long-term debt financing	210,000	12,000	160,000
Payment of debt issuance costs	(2,495)	(101)	(8,152)
Payments on long-term debt	(215,266)	(23,332)	(45,022)
Payments on notes payable for acquired businesses	—	(379)	(345)
Net payments on revolving lines of credit	—	—	(11,757)
Proceeds from issuance of common stock	430	1,037	865
Purchase of treasury stock	(13,335)	—	(178)

Net Cash Provided By (Used in) Financing Activities from Continuing Operations	(27,788)	(18,183)	88,997

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(3,929)	17,314	(63,421)
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash provided by (used in) operating activities of discontinued operations	—	(20,553)	70
Cash provided by investing activities of discontinued operations	—	171	78,250

Net Cash Provided By (Used in) Discontinued Operations	—	(20,382)	78,320

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,929)	(3,068)	14,899
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,446	15,514	615

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,517	$12,446	$15,514

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
COMMON STOCK
Balance at beginning of year	15,854	$2,533	15,721	$2,512	7,639	$1,219
Common stock issued for acquisitions	—	—	—	—	7,877	1,260
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans	54	9	61	10	163	26
Common Stock issued for stock options exercised	—	—	72	11	42	7

Balance at end of year	15,908	2,542	15,854	2,533	15,721	2,512

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		159,515		158,101		39,956
Common stock issued for acquisitions		—		—		115,668
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans		740		772		2,094
Common Stock issued for stock options exercised		—		642		383

Balance at end of year		160,255		159,515		158,101

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(4,865)		(7,071)		(2,833)
Unrealized gain (loss) on investments, net of tax		—		723		(1,903)
Reclassification adjustment for realized (gain) loss on investments, net of tax		—		(498)		1,825
Equity adjustment for minimum pension liability, net of tax		(2,744)		1,777		(3,426)
Currency translation adjustment from EuroTel		57		—		620
Unrealized gain (loss) on derivative financial instruments, net of tax		978		204		(1,354)

Balance at end of year		(6,574)		(4,865)		(7,071)

RETAINED EARNINGS
Balance at beginning of year		48,693		52,343		10,637
Net income (loss)		(2,739)		4,084		48,394
Dividends on common stock: $.50 per share for each year		(7,441)		(7,734)		(6,688)

Balance at end of year		38,513		48,693		52,343

TREASURY STOCK
Balance at beginning of year	(307)	(5,282)	(307)	(5,282)	(277)	(5,104)
Treasury stock acquired	(1,333)	(13,335)	—	—	(30)	(178)

Balance at end of year	(1,640)	(18,617)	(307)	(5,282)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	14,268	$176,119	15,547	$200,594	15,414	$200,603

COMPREHENSIVE INCOME (LOSS)
Net income (loss)		$(2,739)		$4,084		$48,394
Unrealized gain (loss) on investments, net of income taxes of $434 and ($1,208)		—		723		(1,903)
Reclassification adjustment for realized (gain) loss on investments, net of income taxes of ($292) and $1,174		—		(498)		1,825
Equity adjustment for minimum pension liability, net of income taxes of ($1,876), $1,214 and ($2,343)		(2,744)		1,777		(3,426)
Currency translation adjustment from EuroTel		57		—		620
Unrealized gain (loss) on derivative financial instruments, net of income taxes of $668, $140 and ($925)		978		204		(1,354)

Total comprehensive income (loss)		$(4,448)		$6,290		$44,156

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

1. Nature of Business

Description and Principles of Consolidation

D&E Communications, Inc. (D&E) provides integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. On May 24, 2002, D&E completed the acquisition of Conestoga Enterprises, Inc. (Conestoga) (see Note 4). D&E’s consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company; D&E Systems, Inc.; D&E Networks, Inc.; D&E Wireless, Inc.; and D&E Investments, Inc. for all periods presented. The consolidated financial statements also include the accounts of Conestoga Telephone and Telegraph Company; Buffalo Valley Telephone Company; CEI Networks, Inc.; Infocore, Inc.; Conestoga Wireless Company; Conestoga Mobile Systems, Inc. (see Note 6); and Conestoga Investment Corporation from May 24, 2002 to December 31, 2004. All significant intercompany balances and transactions are eliminated in consolidation.

D&E’s business segments are as follows: incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), internet services, systems integration, and corporate and other. In 2003, D&E moved responsibility for some products to different segment managers. The RLEC provides local and long distance telephone services in a franchised territory, including custom calling features and directory advertising. The CLEC provides telecommunication services in markets near those served by the RLEC. Internet services include internet access and web-hosting services. Systems integration provides computer networking services and programming and the sale and installation of communications equipment to business customers. Corporate and other includes D&E’s cable television operations in State College, PA, video operations in Lewisburg, PA, D&E’s share of the earnings or losses of investments accounted for on the equity method, the wireless telephony services of Conestoga Wireless Company (see Note 5).

D&E has a one-third interest in EuroTel, L.L.C. (EuroTel), a domestic corporate joint venture that holds an investment in Pilicka Telefonia Sp. z o.o. (Pilicka), a telecommunications company located in Poland. D&E also owns a direct investment in Pilicka (see Note 7). D&E accounts for its investments in EuroTel and Pilicka using the equity method of accounting. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of operations. D&E also owned an interest in PenTeleData Limited Partnership I until its sale on February 28, 2005. The investment in PenTeleData is reported at cost in other long-term assets on the consolidated balance sheets at December 31, 2004 and 2003.

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

Regulatory Environment and Competition

D&E’s RLEC and CLEC operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). The passage of the Telecommunications Act of 1996 (“TA-96”) provided comprehensive changes to federal and state regulations that govern telecommunications. On November 30, 2004, the Governor of Pennsylvania signed into law new Chapter 30 regulations that will impact D&E’s RLECs. The new law provides additional options that

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

will promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. RLECs will be required to spend capital dollars sooner to have broadband services available to all consumers by December 31, 2008. As an offset to the increased capital expenditure requirements, the new law removes the two percentage points reduction used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides a suspension of certain interconnection requirements until December 31, 2008 to companies with less than 50,000 access lines. Consequently, in D&E’s two largest RLEC companies, competitors are still permitted to seek removal of the rural exemption from the more burdensome interconnection obligations for the purposes of entering those territories and using its services and facilities through interconnection agreements to provide competitive services. However, they are unable to do so in Buffalo Valley’s RLEC territory until after December 31, 2008.

D&E files its own tariff rates with the PUC for such services as dial-tone and custom calling features. D&E is a member of the National Exchange Carrier Association and participates in their pools for settlement of interstate access revenues.

D&E expects to experience an increasing amount of both competitive pressures and opportunities in its markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are primarily limited due to the large number of residential and business customers in D&E’s customer base. The systems integration segment receives a significant portion of its revenue from several large customers, however, none of these customers represent more than 10% of the company’s revenue.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements under accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Management bases its estimates on historical results and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period).

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. D&E expects to adopt this standard in July 2005 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged, with certain exceptions. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are applied prospectively and are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On October 22, 2004, the American Jobs Creation Act was signed into law. This new law contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. In December 2004, the FASB issued two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes”. The Company is currently evaluating the impact from these FSP’s on its results of operations, financial position and cash flows.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) was enacted into law. The Act provides a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. In May 2004, the FASB issued Staff Position No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”). FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit and the

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

related federal subsidy available to employers whose prescription drug benefits are at least actuarially equivalent to the drug benefit provided under Medicare Part D. Based upon this guidance, the Company did not believe its postretirement health care plans were actuarially equivalent. In January 2005, the Centers for Medicare and Medicaid Services issued final guidelines to define actuarial equivalence under the regulations. The Company is evaluating the January 2005 guidelines to determine if the benefits provided by the Company’s plan are at least actuarially equivalent to benefits available through Medicare Part D under these new guidelines. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost reported in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

In January 2003, D&E adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This Statement establishes accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the legal obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. D&E recorded an after-tax benefit of $260 as a cumulative effect accounting adjustment in the first quarter 2003. The adjustment represents the cumulative estimate of cost of removal charged to depreciation expense in earlier years for which D&E does not have a legal obligation associated with the retirement of the related tangible long-lived assets. The adoption of this pronouncement had no material effect on D&E’s ongoing financial position, results of operations or cash flows.

The following proforma amounts have been adjusted for the effect of retroactive application on depreciation and costs of removal expense and related income taxes which would have been made had the new method been in effect at the beginning of 2002.

	2004		2003		2002
	As Reported	Proforma	As Reported	Proforma	As Reported	Proforma
Net income (loss)	$(2,739)	$(2,739)	$4,084	$3,824	$48,394	$48,418
Income (loss) before cumulative effect of accounting change per share	$(0.18)	$(0.18)	$0.25	$0.25	$3.95	$3.95
Basic earnings (loss) per share	$(0.18)	$(0.18)	$0.26	$0.25	$3.95	$3.95
Diluted earnings (loss) per share	$(0.18)	$(0.18)	$0.26	$0.25	$3.95	$3.95

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

residual returns, or both. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors lack the characteristics of having a controlling financial interest.

D&E has one significant variable interest entity through its ownership interest in EuroTel, L.L.C. (“EuroTel”). D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (“PenneCom”), an international telecommunications holding company, and holds a 27.85% investment in Pilicka, a telecommunications company located in Poland. D&E has participated in this joint venture since January 1997. EuroTel, PenneCom and Pilicka are referred to herein as our European affiliates. D&E’s participation in this joint venture has been to provide working capital for the development of Pilicka’s telephone business in Poland and to manage EuroTel’s investments. EuroTel has assets of approximately $200, with no annual operating revenue. D&E’s exposure to loss from its involvement in EuroTel continues at one-third of EuroTel’s losses. Based on the accounting guidance of FIN 46-R, D&E has determined it is not the primary beneficiary of this entity. According to the guidance of FIN 46-R, consolidation of EuroTel is not required and thus there is no effect on the Company’s financial position, results of operations and cash flows.

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

The RLEC business segment receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that the Company receives from the settlement pools differ from the estimated amounts recorded, the Company records the change as a current adjustment to earnings. Until December 2003, D&E did not experience significant adjustments to our revenues as a result of participation in these pools. In December 2003, the Company recorded an increase in communications services revenue of $933 as a result of a change in its estimated interstate revenue earned from the NECA pooling process. The estimate was revised based on a U.S. Court decision which indicates that a refund payable to long distance communication providers was not required for periods in which the interstate rate-of-return exceeded FCC authorized levels if the rates for those periods were deemed to be lawful rates. In December 2004, D&E recorded communications services revenue of $156 related to this estimate. D&E continues to monitor ongoing proceedings at the FCC and will evaluate and revise its estimates accordingly.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

The systems integration long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion of costs incurred to total estimated costs at completion. Revenues on short-term projects that take less than three months to complete are recognized under the completed contract method.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments purchased with a maturity of three months or less. Cash balances may exceed F.D.I.C. insured limits at times.

Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. Prepaid directory advertising costs, included in prepaid expenses, at December 31, 2004 and 2003 were $6,047 and $5,193, respectively. Deferred directory revenues, included in advance billings, customer deposits and other, at December 31, 2004 and 2003 were $6,819 and $5,414, respectively.

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

Investments Available-for-Sale

All marketable equity securities were classified as investments available-for-sale. Marketable securities available-for-sale were recorded at fair market value, based on market quotes from national exchanges. Any unrealized holding gains or losses, net of deferred taxes, were reported as a separate component of shareholders’ equity. Any realized gains or losses, including other than temporary impairment losses, are included in the statement of operations. The Company sold its entire portfolio of investments available-for-sale in December 2003.

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

Depreciation expense as a percentage of average depreciable plant in service amounted to 10.1% in 2004 and 10.4% in 2003 and 2002. The costs of maintenance and repairs are charged to operating expense.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

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

Capitalized Interest

The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Interest costs capitalized on assets were $323 for 2004, $228 for 2003 and $110 for 2002.

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

Impairment of Goodwill and Indefinite-Lived Intangibles

Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. As of January 1, 2002, the results of the first step indicated no potential impairment of D&E’s goodwill. In April 2004 and 2003, the Company completed its annual impairment reviews and determined that no impairment charge was required. D&E continually evaluates whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, D&E estimates the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors.

Advertising

D&E expenses advertising costs as incurred. Advertising expense was $1,387 for 2004, $1,991 for 2003 and $1,664 for 2002.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

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

	For the years ended December 31,
	2004	2003	2002
Income (loss) from continuing operations	$(2,739)	$3,877	$(7,105)
Income (loss) from discontinued operations	—	(53)	55,499
Cumulative effect of accounting change	—	260	—

Net income (loss)	$(2,739)	$4,084	$48,394

Basic earnings per share:
Weighted average shares outstanding (thousands)	15,057	15,484	12,254

Income (loss) from continuing operations	$(0.18)	$0.25	$(0.58)
Income (loss) from discontinued operations	—	—	4.53
Cumulative effect of accounting change	—	0.01	—

Net income (loss) per common share	$(0.18)	$0.26	$3.95

Diluted earnings per share:
Weighted average shares outstanding (thousands)	15,057	15,484	12,254
Incremental shares from assumed stock option exercises (thousands)	—	57	—

Adjusted weighted average shares outstanding (thousands)	15,057	15,541	12,254

Income (loss) from continuing operations	$(0.18)	$0.25	$(0.58)
Income (loss) from discontinued operations	—	—	4.53
Cumulative effect of accounting change	—	0.01	—

Net income (loss) per common share	$(0.18)	$0.26	$3.95

Options to purchase 221,358, 70,104 and 328,432 shares as of December 31, 2004, 2003 and 2002, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. D&E had a loss from continuing operations during 2004 and 2002 when common stock options were outstanding and, as such, diluted earnings per share in 2004 and 2002 are equivalent to basic earnings per share.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based employee compensation plans.

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss), as reported	$(2,739)	$4,084	$48,394
Add: stock based employee compensation included in reported net income (loss), net of related tax	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(39)	(50)	(50)

Pro forma net income (loss)	$(2,778)	$4,034	$48,344

Basic earnings (loss) per share:
As reported	$(0.18)	$0.26	$3.95
Pro forma	$(0.18)	$0.26	$3.95
Diluted earnings (loss) per share:
As reported	$(0.18)	$0.26	$3.95
Pro forma	$(0.18)	$0.26	$3.95

The fair value of option grants of $4.46 and $6.20 in the year ended December 31, 2002 and options converted at the Conestoga acquisition of $7.20 is estimated using the Black-Scholes option price model with the following weighted average assumptions:

2002
Dividend yield	2.55%
Expected life	5 years
Expected volatility	60.30%
Risk-free interest rate	4.47%

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Other gains and losses excluded from net income in D&E’s financial statements include unrealized gains or losses on investments, an equity adjustment for a minimum pension liability, changes in the fair value of derivative financial instruments and the Company’s share of currency translation adjustments from EuroTel and Pilicka.

Foreign Currency Translations and Transactions

The functional currency for PenneCom B.V. and Pilicka, D&E and EuroTel’s foreign operations, is the local currency. For the foreign operations, EuroTel translated assets and liabilities at end-of-period exchange rates. EuroTel recorded these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity in their balance sheets. For revenues, expenses, gains and losses, the average translation rate for the period is used to translate those elements. Foreign currency transaction gains and losses related to the

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

foreign operations are reported in earnings. D&E records its share of EuroTel’s foreign currency transaction gains and losses as part of its equity in net income or losses of affiliates. In addition, D&E has recorded its share of EuroTel’s currency translation adjustments in accumulated other comprehensive income (loss).

Reclassifications

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

3. Cash Flow and Statement of Shareholders’ Equity Information

Cash Flow Information

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

	2004	2003	2002
Interest expense	$13,694	$16,134	$9,932
Income taxes	1,987	24,310	1,430

D&E recorded noncash transactions in connection with its investing and financing activities. At December 31, 2004, accounts payable included capital expenditures of $1,700. During 2004, D&E issued common stock of $319 for dividends reinvested. At December 31, 2003, accounts payable included capital expenditures of $445. During 2003, D&E issued common stock of $326 for dividends reinvested.

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

Shareholders’ Equity Information

At December 31, 2004 and 2003, accumulated other comprehensive income (loss) consisted of the following items:

	2004	2003
Equity adjustment for minimum pension liability, net of tax	$(6,402)	$(3,658)
Currency translation adjustment from EuroTel	—	(57)
Unrealized loss on derivative financial instruments, net of tax	(172)	(1,150)

Total accumulated other comprehensive income (loss)	$(6,574)	$(4,865)

4. Conestoga Enterprises, Inc. Acquisition

On May 24, 2002, D&E completed the acquisition of Conestoga Enterprises, Inc., a neighboring rural local telephone company providing integrated communications services in markets throughout the eastern half of

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

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

In 2004, goodwill related to the Conestoga acquisition decreased $95 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

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

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Conestoga acquisition had occurred as of the beginning of each of the periods presented. The following unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during this period, nor of the results that the Company may experience in the future.

2002
Years ended December 31:
Proforma operating revenues	$175,117
Proforma income before extraordinary item	48,545
Proforma net income	48,545
Proforma income before extraordinary item per share	3.20
Proforma net income per share	3.20

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

On November 12, 2002, D&E entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC (“Keystone”), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Ft. Myers, Florida-based company that owns and manages wireless communications systems throughout the United States. The sale was completed on January 14, 2003. Upon completion of the sale, D&E received approximately $10,000 in cash and a $10,000 face value secured promissory note issued by Keystone. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest at the 60 day LIBOR rate plus 5% and is receivable beginning on December 31, 2003 and on the last day of each quarter thereafter. As this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows, D&E records value to the note when cash recoveries are received. D&E received its first monthly principal payment of $125 in December 2004 which is reported in Other, net in the consolidated statements of operations. The note carries certain rights where we can convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period began on December 31, 2004 and ends May 1, 2005.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

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

The results of operations of D&E Wireless are reported as discontinued operations in accordance with APB Opinion No. 30 with a measurement date of December 31, 2001. In accordance with EITF 85-36, beginning January 1, 2002, through disposal date (the phase-out period), losses from PCS ONE were deferred because it was reasonably assured that the ultimate disposition of this business would result in the recognition of a gain.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

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

Summarized financial information for the discontinued operations of D&E Wireless Services is as follows:

2002
Year ended December 31:
Revenue	$4,760
Expenses	4,334

Operating income	426
Equity in net loss of affiliate	(1,605)
Phase-out losses deferred until sale	1,284
Gain on sale of PCS ONE	84,738

Income from D&E Wireless operations before taxes	84,843
Income taxes	29,337

Income from D&E Wireless operations, net of taxes	$55,506

Summarized financial information for PCS ONE for the period from January 1, 2002 through April 1, 2002 (date of sale) is presented as follows:

2002
Net sales	$12,312
Net loss	(3,211)

A summary of changes for our investment in and advances to PCS ONE is as follows:

2002
Investment in PCS ONE:
Beginning balance (deficit)	$(13,277)
Equity in losses	(1,605)
Investments	3,500
Phase-out losses deferred until sale	1,284
Sale of investment in PCS ONE	10,098

Ending balance	—

Advances to PCS ONE and sale costs:
Beginning balance	2,889
Advances	325
Repayments	(2,904)
Selling costs deferred until gain recognized	3,526
Sale of investment in PCS ONE	(3,836)

Ending balance	—

Equity in net losses of discontinued operations in excess of investments and advances	$—

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

D&E provided support and management services to PCS ONE. All amounts owed to D&E for support and management services to PCS ONE were paid in full in 2002.

Paging Services

During the third quarter of 2002, D&E committed to a plan to sell the assets of Conestoga Mobile Systems’ ($205) and D&E’s paging operations ($10). As such, the assets were reported as held for sale and the results of operations were reported in discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale. In January 2003, D&E entered into an agreement to sell the paging operations’ assets for $215. The transaction closed for $171 on May 29, 2003. The final selling price was less than anticipated and resulted in a $29 net of tax asset impairment due to a smaller customer base on the date of sale than anticipated when the agreement was entered into. No liabilities were included as part of the sale.

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

Summarized income statement information for the discontinued operations of the paging services, including Conestoga Mobile Systems’ operations post D&E’s acquisition on May 24, 2002 were as follows:

	2003	2002
Years ended December 31:
Revenue	$236	$468
Expenses	316	478

Operating loss	(80)	(10)
Income taxes	27	3

Loss from paging operations, net of taxes	$(53)	$(7)

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

Pilicka recognized an asset impairment late in 2004 requiring D&E to recognize a $1,068 loss for its equity share of the impairment. Since D&E and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, both have written their investment in Pilicka to zero and will discontinue recognizing their equity share of Pilicka’s ongoing losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of D&E’s investment in EuroTel was written down as an other-than-temporary loss on investments of

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

$1,057. D&E has committed to fund EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs and will continue to recognize its equity share of their ongoing losses.

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

In April 1999, PenneCom had entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. In 2001, an award of approximately $40,000 plus interest at 10% per annum from August 1999 and reimbursement of arbitration costs was granted in favor of PenneCom. PenneCom used a portion of the proceeds to reduce outstanding loans with a domestic bank. In July 2002, PenneCom initiated a legal action against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals reversed an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

The equity investments in EuroTel and Pilicka are subject to the risks of foreign currency transactions, which are included in the results of PenneCom and Pilicka.

Summarized financial information for EuroTel is presented as follows:

	2004	2003	2002
Years ended December 31:
Equity in loss of affiliate	$(2,560)	$(957)	$(967)
Net loss	(4,426)	(3,209)	(5,719)
At December 31:
Current assets	$199	$124
Noncurrent assets	1	2,386
Current liabilities	33,753	31,811
Currency translation adjustments	—	(174)
Members’ equity (deficit)	(33,553)	(29,301)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

Summarized financial information for Pilicka is presented as follows:

	2004	2003	2002
Years ended December 31:
Net sales	$14,131	$10,548	$9,482
Net loss	(23,237)	(3,436)	(3,540)
At December 31:
Current assets	$6,164	$2,816
Noncurrent assets	25,471	41,106
Current liabilities	2,405	1,811
Noncurrent liabilities	745	932
Shareholders’ equity	28,485	41,179

A summary of changes for the investments in and advances to EuroTel, Pilicka and affiliates follows:

	2004	2003	2002
Investment in EuroTel:
Beginning balance (deficit)	$(9,804)	$(8,697)	$(8,192)
Equity in losses	(1,474)	(1,107)	(1,907)
Equity in currency translation adjustments	57	—	620
Other-than-temporary loss on investment	(1,057)	—	—
Investments	—	—	782

Ending balance (deficit)	(12,278)	(9,804)	(8,697)

Advances to EuroTel and affiliates:
Beginning balance	11,717	10,711	14,623
Advances	767	1,232	1,405
Repayments	(154)	(226)	(667)
Exchange of advance for Pilicka equity investment	—	—	(4,650)

Ending balance	12,330	11,717	10,711

Investment in Pilicka:
Beginning balance	$1,698	$3,128	$—
Exchange of EuroTel advance for equity investment	—	—	4,650
Equity in losses	(1,233)	(965)	(1,055)
Investments amortization	(465)	(465)	(467)

Ending balance	—	1,698	3,128

Investments in and advances to affiliates	$52	$3,611	$5,142

In addition to loans, D&E provides support services to EuroTel and its affiliates. Amounts owed to D&E for services performed for EuroTel, PenneCom and Pilicka were $75 at December 31, 2004, which is included in accounts receivable. Amounts owed to D&E for services performed at December 31, 2003 are reported as advances to EuroTel and affiliates.

8. Investments Available-for-Sale

During the fourth quarter of 2003, D&E sold its entire portfolio of investments available-for-sale for $2,470 and recorded a realized gain on the sale of $790. During the second quarter of 2002, D&E determined that the

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

decline in value of some of its investments available-for-sale was other than temporary and recorded a realized loss of $2,999.

9. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

	2004	2003
Land and buildings	$52,979	$51,571
Digital switching equipment	109,498	108,455
Outside plant facilities	124,172	119,950
Other equipment	49,234	40,744
Plant under construction	8,768	5,964

Total property, plant and equipment	344,651	326,684
Less accumulated depreciation	(162,078)	(137,533)

Property, plant and equipment, net	$182,573	$189,151

10. Goodwill and Intangible Assets

Goodwill was $149,032 at December 31, 2004 and $149,127 at December 31, 2003. In 2004, goodwill decreased $95 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition. In 2003, goodwill increased $561 for deferred revenue not recorded at acquisition of Conestoga in May 2002, and $1,078 for a change in deferred taxes for the Conestoga acquisition.

Intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	2004	2003
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(14,243)	(8,729)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(1,033)	(633)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,280)	(996)

Net intangible assets	$167,396	$173,594

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

In December 2003, D&E acquired five FCC licenses for a cost of $828. These licenses will allow the Company to provide wireless data services in Lancaster, Reading, Altoona, Williamsport, and State College, Pennsylvania. The licenses are deemed to have an indefinite life as there is an observable market and perfunctory renewal provisions.

Amortization expense related to intangible assets was $6,198, $6,198 and $3,727 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2005	$5,824
2006	5,513
2007	5,513
2008	5,513
2009	5,513

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December 31:

	2004	2003
Trade payables	$7,338	$6,209
Accrued compensation	1,703	2,888
Accrued pension	2,733	2,348
Other	6,927	7,062

Total accounts payable and accrued liabilities	$18,701	$18,507

12. Long-Term Debt

On March 5, 2004, D&E completed a syndicated senior secured debt financing in the amount of $260,000. The credit facilities are in the form of a $25,000 Revolving Loan, Term Loan A in the amount of $50,000, Term Loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to refinance indebtedness under prior credit facilities and for general corporate purposes. On November 22, 2004, D&E entered into an amendment with respect to this senior financing. The amendment reduced the Term Loan B U.S. prime rate margin and LIBOR margin to 1.00% and 2.00%, respectively. As a result of the refinancing and subsequent amendment, D&E incurred a loss on the early extinguishment of debt of $5,252, consisting of a non-cash write-off of $4,949 of unamortized debt issuance costs of the previous credit facility and the expensing of $303 of debt issuance costs related to the new credit facility and the amendment. D&E capitalized approximately $2,293 of debt issuance costs related to the new credit facility and the amendment, which will be amortized into interest expense over the life of the new credit facility.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

Long-term debt at December 31 consisted of the following:

	Interest Rate	Maturity	2004	2003
Senior Secured Revolving Loan	4.97%	2011	$10,000	$—
Senior Secured Term Loan A	5.12%	2011	36,561	—
Senior Secured Term Loan B	4.99%	2011	146,939	—
Secured Term Loan	9.34%	2014	20,000	20,000
Secured Term Loan	9.36%	2014	15,000	15,000
Senior Secured Revolving Loan	4.88%	2010	—	29,550
Senior Secured Term Loan B	6.02%	2010	—	119,000
Senior Secured Term Loan A	6.42%	2011	—	47,500
Capital lease obligations			—	2,716

			228,500	233,766
Less current maturities			10,000	11,001

Total long-term debt			$218,500	$222,765

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured reducing revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at our option at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75% depending on the Company’s leverage ratio. At December 31, 2004 the average interest rate was 4.97%. The Revolving Loan will reduce permanently to $15,000 on December 31, 2006. The Revolving Loan also requires a quarterly commitment fee on the unused portion.

The Senior Secured Term Loan A (“Term Loan A”) is a $50,000 term note maturing June 30, 2011. Term Loan A bears interest at our option at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75%, depending on the Company’s leverage ratio. At December 31, 2004 the average interest rate was 5.12%. Term Loan A requires increasing quarterly principal payments beginning in the first quarter of 2004 and continuing through the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a $150,000 term note maturing December 31, 2011. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.00% or a one, two, three or six month LIBOR rate plus 2.00%, regardless of the Company’s leverage ratio. At December 31, 2004 the average interest rate was 4.99%. Term Loan B requires quarterly principal payments of $375 beginning in the first quarter of 2004 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment of $33,314 on December 31, 2011.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. The covenants include a limit of $10,000 in annual dividend payments. At December 31, 2004, D&E was in compliance with all covenants. D&E is also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. At December 31, 2004, $120,000 of D&E’s senior indebtedness was protected from interest rate fluctuations. Of this amount, $35,000 of the Company’s senior indebtedness has fixed interest rates. The Company also entered interest rate swap agreements as interest rate protection for $85,000 of debt (see Note 13). The loans are secured by D&E’s personal property, mortgages on land and buildings with a value exceeding $3,000, and the capital stock and guarantees of its subsidiaries.

Based on the borrowing rate currently available to the Company for bank loans, the fair market value of long-term debt at December 31, 2004 is $235,083.

Maturities of long-term debt for each year ending December 31, 2005 through 2009 are as follows:

Year	Amount
2005	$10,000
2006	10,000
2007	12,500
2008	12,500
2009	12,500

Capital lease obligations included a long-term lease agreement assumed as a result of the Conestoga acquisition (see Note 4) for a building that required monthly rent payments of $24 including interest at 7.95% through April 2020 and an equipment lease that required monthly payments of $5 through October 2004. On June 8, 2004, the long-term capital lease obligation of $2,613 was eliminated in connection with the purchase of an office building previously held under a capital lease arrangement. The transaction did not materially impact the results of operations for the year ending December 31, 2004.

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

As of December 31, 2004 and 2003, the Company had interest rate swap agreements with total notional amounts of $85,000 and $105,000, respectively, with maturity dates ranging from December 2005 to November 2008. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. The fair value of the derivatives was recorded as an other long-term liability of $290 and $1,935 at December 31, 2004 and 2003, respectively. Unrealized net losses of

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

$290 ($172 net of tax) and $1,935 ($1,150 net of tax) related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss) at December 31, 2004 and 2003, respectively. No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

14. Commitments and Contingencies

D&E leases buildings and other property under various operating lease agreements that expire between 2005 and 2024. Future minimum lease payments under operating leases are as follows:

Year	Amount
2005	$1,005
2006	440
2007	180
2008	112
2009	57
Thereafter	140

Total rent expense for the years ended December 31 was approximately $2,642 in 2004, $2,882 in 2003 and $4,080 in 2002.

Effective May 24, 2002, pursuant to the merger agreement with Conestoga Enterprises, Inc., we entered into or acquired obligations under existing agreements for compensation, retention bonuses and change of control payments due to former officers, employees and existing employees. These agreements require future annual payments as listed below. Interest is imputed at 6.5%.

Year	Amount
2005	176
2006	74
2007	74
2008	65
2009	57
Thereafter	199

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and after construction of each site, enter into a long-term operating lease with Mountain Union for the site. Keystone is also contractually obligated to assume any operating leases entered into under the BTS. In accordance with the terms of the BTS agreement, D&E paid Mountain Union $700 in October 2003 and $200 in July 2004 for nonperformance penalties due for nine wireless tower sites that will not be constructed. Under the terms of the asset purchase agreement, Keystone will reimburse D&E for one-half of the penalties paid not to exceed $125. Because the underlying assets of CWC were sold under the asset purchase agreement, D&E has considered any remaining

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

obligations and potential penalties under the BTS a contingent liability. As of December 31, 2004, D&E has recorded a $200 liability for its remaining commitment under the BTS.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of December 31, 2004 is $13,160. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of December 31, 2004, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E has committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. D&E expects that its 2005 funding requirements for EuroTel will be less than $1,000. D&E will not make any further cash contributions to Pilicka.

15. Income Taxes

The provision for income taxes consists of the following:

	2004	2003	2002
Current:
Federal	$2,990	$448	$28,391
State	332	1,083	916

	3,322	1,531	29,307

Deferred:
Federal	(938)	1,050	(2,476)
State	(954)	(640)	(1,083)

	(1,892)	410	(3,559)

Total income taxes	1,430	1,941	25,748
Tax (expense) benefit of discontinued operations	—	27	(29,334)

Income taxes from continuing operations	$1,430	$1,968	$(3,586)

The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

	2004	2003	2002
Federal statutory rate	34.0%	34.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefits	32.9	1.3	(2.7)
Valuation allowance	(176.3)	—	3.5
Prior-period tax	(6.9)	(3.2)	(1.4)
Other, net	1.3	1.2	(0.7)

Effective income tax rate	(115.0)%	33.3%	33.7%

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

The significant components of the net deferred income tax liability were as follows at December 31:

	2004	2003
Deferred tax liabilities:
Depreciation	$27,064	$23,989
Intangible assets	70,114	74,819
Investments	45	357

	97,223	99,165
Deferred tax assets:
Employee benefits	4,576	2,134
Net operating loss carryforwards	13,137	11,710
Equity in net loss of affiliates	2,193	277
Other, net	6,992	7,881

	26,898	22,002
Valuation allowance	(14,752)	(11,132)

Net deferred tax assets (liabilities)	$(85,077)	$(88,295)

The components of the net deferred tax balances are as follows:

	2004	2003
Deferred income tax asset—current	$1,325	$1,663
Deferred income tax liability—non-current	(86,402)	(89,958)

Net deferred income tax assets (liabilities)	$(85,077)	$(88,295)

The net deferred taxes reported in the Consolidated Balance Sheet are as follows:

	2004	2003
Current assets—other	$1,325	$1,663
Other liabilities—deferred income taxes	(86,402)	(89,958)

Approximately $190,483 of state net operating loss carryforwards remained at December 31, 2004. These carryforwards are due to the operations of D&E’s subsidiaries and will expire in the years 2005 through 2024. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period.

The Company has established a combined valuation allowance of $14,752 due to the uncertainty regarding the ability to utilize state net operating loss carryforwards and to realize losses on its investments in EuroTel and Pilicka for tax purposes. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised.

16. Shareholders’ Equity

D&E has an Employee Stock Purchase Plan (“ESPP”), which provides D&E’s eligible employees the opportunity to purchase shares of D&E’s common stock through payroll deductions. There are 461,168 shares of common stock reserved for issuance pursuant to the ESPP at December 31, 2004. The total number of shares purchased pursuant to the ESPP during 2004, 2003 and 2002 was 24,827, 25,891 and 26,144, respectively.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

D&E offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to D&E’s shareholders. The DRP provides all shareholders of D&E’s common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 69,408 shares of common stock reserved for issuance pursuant to the DRP at December 31, 2004. The total number of shares purchased through the DRP during 2004, 2003 and 2002 was 27,534, 33,506 and 41,946, respectively. Shares for the DRP are purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ National Market on the day of the purchase. Shares for the ESPP may be purchased at a 10% discount from fair market value as approved by the shareholders on April 27, 2000. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price.

D&E has a Stock Compensation Plan and Policy for Non-Employee Directors. Certain non-employee directors receive common stock in payment for their services as a director of the company. There are 9,360 shares of common stock reserved for issuance pursuant to the plan at December 31, 2004. The total number of shares issued under this plan during 2004, 2003 and 2002 was 2,000, 1,300 and 1,300, respectively.

There are 383,418 shares of D&E’s common stock reserved for issuance under the 1999 Long-Term Incentive Plan (LTIP) at December 31, 2004. There were no shares issued or stock options granted in 2004 and 2003. There were 93,082 shares issued and 59,500 stock options granted through the LTIP in 2002. There are also 647,784 shares of common stock reserved for issuance under the Conestoga Stock Option Plan at December 31, 2004. There were no stock options granted under the Conestoga plan in 2004 and 2003. In 2002, 10,604 stock options were granted.

At December 31, 2004 and 2003, shares of D&E’s common stock of 2,160,610 and 2,398,724, respectively, were held in a voting trust. Certain of D&E’s officers and Directors are trustees of the voting trust.

On August 13, 2004, D&E purchased 1,333,500 shares of its common stock at a total purchase price of $13,335 from Citizens Communication Company, or approximately 8.56% of the outstanding common stock of D&E. The negotiated repurchase also terminated a 1997 Stock Acquisition Agreement pursuant to which an affiliate of Citizens originally acquired 1,300,000 shares of D&E common stock in consideration for $27,015. Under that agreement, Citizens was required, among other things, to provide D&E with an opportunity to purchase the shares prior to selling those shares generally.

There were no treasury stock purchases in 2003. During 2002, D&E purchased $178 of treasury stock from a related party at fair market value.

17. Stock Option Plan

The stock options outstanding under the Conestoga stock option plan were converted to options to purchase D&E’s common stock upon the acquisition of Conestoga. The stock options have an expiration term of 10 years. The per share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. Additionally, the Company has shares available to grant as options under its 1999 Long-Term Incentive Plan. There was a combined total of 1,031,202 options available for grant at December 31, 2004.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

A summary of the stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding options at beginning of year	256,915	$10.20	328,432	$9.97	—	$—
Conversion of Conestoga stock options at acquisition	—		—		300,623	9.00
Granted	—		—		70,104	13.67
Exercised	—		(71,517)	9.14	(42,295)	9.22
Cancelled	(35,557)	11.39	—		—

Outstanding options at end of year	221,358	$10.01	256,915	$10.20	328,432	$9.97

The following table summarized information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding At December 31, 2004	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Options Exercisable at December 31, 2004	Weighted Average Exercise Price
$8.24-$14.50	221,358	$10.01	5.9 years	188,296	$9.41

D&E applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All options are issued with an exercise price equal to the fair market value of the stock at the date of grant; accordingly, no compensation cost has been recognized. See Note 2, Stock Compensation, for the pro forma effect of applying the fair value provisions of SFAS 123.

18. Employee Benefit Plans

Employees’ Retirement Plan and Postretirement Health Care Benefits

D&E’s pension plans are noncontributory defined benefit plans computed on an actuarial basis covering all eligible employees. Pension benefits are based upon length of service and the employee’s average pensionable compensation as defined by the plans. Accrued benefits are vested after five years of participation in the plan. On December 31, 2003, the Conestoga Telephone & Telegraph Company Pension Plan and the Pension Plan for Employees of Buffalo Valley were merged into the D&E Communications, Inc. Employees’ Retirement Plan to unify future benefit accruals for existing employees to the extent that no participants were negatively impacted. D&E does not expect a material impact in future contributions in the near term as a result of the merger of the pension plans. Since December 31, 2003, the Company sponsors two pension plans: the D&E Communications, Inc. Employees’ Retirement Plan and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

coverage, the costs of which are based on benefits paid during the year. Effective July 1992, retiree health care benefits were discontinued for active employees participating in the D&E Communications, Inc. Employees’ Retirement Plan.

D&E provides an opportunity for grandfathered retiring members of the Pension Plan for Employees of Buffalo Valley and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for grandfathered retiring members of the Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement. On July 21, 2004 the Company decided to discontinue offering these benefits for non-union grandfathered employees who will not be eligible to retire with an unreduced pension benefit by June 30, 2005. As a result of this amendment to the postretirement plans, the Company’s accumulated postretirement benefit obligation decreased by approximately $1,310 and the annual postretirement benefits expense decreased by $130 in 2004.

The applicable annual accruals represent the estimated cost of providing these benefits to current and future retirees and is determined on an actuarial basis.

The accrued postretirement benefit liability of $2,803 is included in other long-term liabilities in the accompanying consolidated balance sheets.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) was enacted into law. The Act provides a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. In May 2004, the FASB issued Staff Position No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”). FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug benefit and the related federal subsidy available to employers whose prescription drug benefits are at least actuarially equivalent to the drug benefit provided under Medicare Part D. Based upon this guidance, the Company did not believe its postretirement health care plans were actuarially equivalent. In January 2005, the Centers for Medicare and Medicaid Services issued final guidelines to define actuarial equivalence under the regulations. The Company is evaluating the January 2005 guidelines to determine if the benefits provided by the Company’s plan are at least actuarially equivalent to benefits available though Medicare Part D under these new guidelines. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost reported in the financial statements and the accompanying notes do not reflect any effect of the federal subsidy provided by the Act.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

The obligations and funded status of the plans are as follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$56,920	$52,201	$4,667	$3,206
Service cost	2,265	2,086	112	141
Interest cost	3,526	3,351	268	270
Actuarial loss	2,109	2,008	284	1,157
Changes in assumption	4,505	—	233	—
Amendments	(888)	—	(1,310)	—
Benefits paid	(3,047)	(2,726)	(233)	(107)

Projected benefit obligation at end of year	$65,390	$56,920	$4,021	$4,667

Change in Plan Assets:
Fair value of assets at beginning of year	$41,801	$34,292	$579	$525
Actual return on plan assets	2,629	7,839	19	54
Employer contributions	2,163	2,396	102	—
Benefits paid	(3,047)	(2,726)	(205)	—

Fair value of assets at end of year	$43,546	$41,801	$495	$579

Recognition of Funded Status of the Plan:
Funded status at end of year	$(21,844)	$(15,119)	$(3,526)	$(4,088)
Unrecognized net actuarial loss	20,103	13,667	1,925	1,472
Unrecognized prior service cost	(687)	133	(1,268)	—
Unrecognized initial obligation	—	—	83	104

Net amount recognized at end of year	$(2,428)	$(1,319)	$(2,786)	$(2,512)

Amounts Recognized in the Financial Statements Consist of:
Prepaid benefit cost	$937	$975	$17	$48
Accrued benefit cost	(14,141)	(8,583)	(2,803)	(2,560)
Intangible assets	—	133	—	—
Accumulated other comprehensive income	10,776	6,156	—	—

Net amount recognized at end of year	$(2,428)	$(1,319)	$(2,786)	$(2,512)

The accumulated benefit obligation for all defined benefit pension plans was $56,949 and $48,571 at December 31, 2004, and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2004	2003
Projected benefit obligation	$54,383	$47,206
Accumulated benefit obligation	48,144	40,926
Fair value of plan assets	34,003	32,343

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$2,265	$2,086	$1,691	$112	$141	$78
Interest cost	3,526	3,352	2,685	268	270	140
Expected loss (return) on assets	(3,476)	(3,398)	(2,885)	(41)	(42)	(58)
Amortization of:
Initial obligation	—	—	—	21	89	21
Prior service cost	(68)	15	33	(42)	—	—
Actuarial loss	1,024	700	323	86	13	5
SFAS No. 88 special termination benefit	—	—	274	—	—	—

Total net periodic benefit cost	$3,271	$2,755	$2,121	$404	$471	$186

Additional information regarding the minimum pension liability follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Increase/(Decrease) in minimum pension liability included in other comprehensive income	$4,620	$(2,991)	N/A	N/A

The increase in minimum pension liability between December 31, 2003 and December 31, 2004 was attributed mainly to the change in the Company’s discount rate assumption and lower than expected asset returns.

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

Based on the approaches outlined above, the Company lowered its expected rate of return on assets at December 31, 2004 from 8.75% to 8.50% and lowered the discount rate assumption from 6.25% to 5.75% at December 31, 2004.

The weighted average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rates of compensation increase	4.50%	4.50%	N/A	N/A

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

The weighted-average assumptions used to determine net cost for the years ended December 31 follow:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

The assumed health care cost trend rates at December 31 follow:

	2004	2003
Health care cost trend rate assumed for next year	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$58	$(48)
Effect on postretirement benefit obligation	374	(322)

Plan Assets

D&E’s retirement plan investment strategy is to invest approximately 65% of the plan assets in the equity market and 35% in the fixed income market. The investment advisor reviews the investment performance with the Benefits Committee several times per year, and investment reallocations or other changes are made when appropriate.

The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Asset Category:
Equity securities	65%	69%
Debt securities	35%	30%
Other	—	1%

Total	100%	100%

Equity securities include D&E common stock in the amounts of $0 (0% of total plan assets) and $384 (1% of total plan assets) at December 31, 2004 and December 31, 2003, respectively.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

The Company’s other postretirement benefit plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Asset Category:
Equity securities	51%	36%
Debt securities	49%	54%
Other	—	10%

Total	100%	100%

D&E expects to contribute $2,750 to its pension plan and $0 to its other postretirement benefit plan in 2005.

The estimated future benefit payments are as follows:

Year	Pension Benefits	Other Benefits
2005	$2,740	$258
2006	2,792	267
2007	2,847	289
2008	3,076	297
2009	3,256	313
2010 to 2014	19,866	1,423

Employees’ 401(k) Savings Plan

D&E has employee savings plans available to all eligible employees (Savings Plans). Participating employees may contribute a portion of their compensation, up to a maximum percentage, to the Savings Plans, and the Company makes matching contributions based upon the employee’s contribution. D&E may also make discretionary profit-sharing contributions.

On October 1, 2002, the Conestoga Telephone & Telegraph Company 401(k) Plan, the Buffalo Valley Telephone Co. 401(k) Plan, the Telebeam, Inc. 401(k) Plan, the Infocore, Inc. 401(k) Plan and the D&E Communications, Inc. Employee Stock Ownership Plan were merged into the D&E Communications, Inc. Employees’ 401(k) Savings Plan. Since that time, the Company sponsors two Savings Plans: the D&E Communications, Inc. Employees’ 401(k) Savings Plan and the Conestoga Telephone & Telegraph Co. Local 1671 Tax Deferred Retirement Plan.

Company contributions amounted to $1,275 in 2004, $1,099 in 2003 and $1,124 in 2002. As of January 1, 2004, the D&E Communications, Inc. Employees’ 401(k) Savings Plan was amended to provide the same match to all eligible participants.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

Awards granted under the Plan were in the form of Performance Restricted Shares of common stock and cash, which entitles a participant to receive a target number of shares of common stock and a cash payment based upon the Company’s attainment of predetermined goals over a specified performance period. If the minimum goals were not met, no performance-restricted shares were earned by the participant. If the performance goals were fully achieved, 100% of the performance-restricted shares were earned by the participant. During the performance period, each performance-restricted share was considered equal to one share of common stock for dividend (but not voting) purposes and the participant was entitled to dividend equivalents that were reinvested in additional performance-restricted shares. At the end of the performance period, any performance-restricted shares that had been earned were converted to shares of common stock.

There were no grants of performance-restricted shares in 2004, 2003 and 2002. All shares granted in 2001 and 2000 became fully vested and payable on May 24, 2002 as a result of the Conestoga acquisition.

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

c. Debt — The fair value of fixed rate long-term debt was estimated based on our current incremental borrowing rate for debt of the similar remaining maturities. The fair value of floating rate debt approximates carrying value since the debt has been repriced no less frequently than every three months during 2004 and 2003.

d. Interest rate swap — The fair value has been calculated by the counterparties using appropriate valuation methodologies.

The estimated fair value of our financial instruments is as follows:

	December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$8,517	$8,517	$12,446	$12,446
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	35,000	41,583	35,000	40,865
Variable rate long-term debt:
Revolving Loan	10,000	10,000	29,550	29,550
Term Loan A	36,561	36,561	47,500	47,500
Term Loan B	146,939	146,939	119,000	119,000
Capital lease obligations	—	—	2,716	3,050
Interest rate swaps	(290)	(290)	(1,935)	(1,935)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

20. Subsequent Event

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900 resulting in a gain of $2,100 before taxes.

21. Segment Reporting

D&E’s business segments are as follows: incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), internet services and systems integration. Conestoga Wireless results previously reported as a separate segment are included with the Corporate and Other amounts. The segments are more fully described in Note 1. In 2003, D&E moved responsibility for some products to different segment managers. Certain amounts from prior years have been reclassified to conform to the current presentation. For more information on significant noncash items, see Note 3. Intersegment revenues are recorded at the same rates charged to external customers.

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
2004
External customer revenues	$101,647	$36,183	$10,337	$24,771	$3,333	$—	$176,271
Intersegment revenues	9,314	1,409	21	54	—	(10,798)	—
Depreciation & amortization	30,776	4,394	1,083	1,899	967	—	39,119
Operating income (loss)	29,162	(2,695)	327	(4,580)	(1,267)	—	20,947
Equity in net loss of affiliates	—	—	—	—	(3,172)	—	(3,172)
Gain (loss) on investments	—	—	—	—	(1,057)	—	(1,057)
Segment assets	477,714	67,128	3,009	19,064	479,101	(499,231)	546,785
Investment in equity method affiliates	—	—	—	—	52	—	52
Capital expenditures	18,910	5,041	1,073	1,065	922	—	27,011
2003
External customer revenues	$105,087	$34,830	$6,862	$23,378	$2,968	$—	$173,125
Intersegment revenues	8,207	923	479	31	22	(9,662)	—
Depreciation & amortization	31,591	4,036	794	1,734	471	—	38,626
Operating income (loss)	33,663	(3,837)	(109)	(4,322)	(1,628)	—	23,767
Equity in net loss of affiliates	—	—	—	—	(2,537)	—	(2,537)
Gain (loss) on investments	—	—	—	—	790	—	790
Segment assets	483,208	64,559	3,086	20,932	476,406	(472,280)	575,911
Investment in equity method affiliates	—	—	—	—	3,611	—	3,611
Capital expenditures	13,900	4,014	1,300	914	1,704	—	21,832
2002
External customer revenues	$77,091	$21,626	$4,748	$23,582	$10,287	$—	$137,334
Intersegment revenues	6,915	478	282	37	240	(7,952)	—
Depreciation & amortization	23,497	2,775	476	1,592	350	—	28,690
Operating income (loss)	17,658	(4,203)	(496)	(3,142)	(2,542)	—	7,275
Equity in net loss of affiliates	—	—	—	—	(3,429)	—	(3,429)
Gain (loss) on investments	—	—	—	—	(2,999)	—	(2,999)
Significant noncash items	2,013	—	—	—	118,276	—	120,289
Segment assets	494,876	62,973	9,271	20,358	476,169	(461,829)	601,818
Investment in equity method affiliates	—	—	—	—	5,142	—	5,142
Capital expenditures	12,681	5,051	693	703	335	—	19,463

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	2004	2003	2002
Operating income from reportable segments	$22,214	$25,395	$9,817
Corporate and other	(1,267)	(1,628)	(2,542)
Equity in net losses of affiliates	(3,172)	(2,537)	(3,429)
Interest expense	(14,389)	(18,074)	(11,895)
Gain (loss) on investments	(1,057)	790	(2,999)
Loss on early extinguishment of debt	(5,252)	—	—
Other, net	1,679	1,964	422

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$(1,244)	$5,910	$(10,626)

22. Quarterly Results of Operations (unaudited)

The following table summarizes D&E’s quarterly financial data for the years ended December 31, 2004 and December 31, 2003.

	First (1) Quarter	Second (1) Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2004
Total operating revenues	$43,765	$44,135	$43,692	$44,679

Depreciation and amortization	9,701	9,918	9,724	9,776
Other operating expenses	29,050	29,026	29,508	28,621

Total operating expenses	38,751	38,944	39,232	38,397

Operating income	5,014	5,191	4,460	6,282
Income (loss) before cumulative effect of change in accounting principle	(2,256)	1,233	719	(2,435)
Net income (loss)	(2,256)	1,233	719	(2,435)
Earnings (loss) per common share — basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.15)	$0.08	$0.05	$(0.17)
Net income (loss)	(0.15)	0.08	0.05	(0.17)
2003
Total operating revenues	$42,085	$43,287	$43,031	$44,722

Depreciation and amortization	9,551	9,576	9,645	9,854
Other operating expenses	27,331	27,244	28,088	28,069

Total operating expenses	36,882	36,820	37,733	37,923

Operating income	5,203	6,467	5,298	6,799
Income before cumulative effect of change in accounting principle	448	764	155	2,457
Net income	708	764	155	2,457
Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.03	$0.05	$0.01	$0.16
Net income	0.05	0.05	0.01	0.16

(1)	The quarterly results of the first and second quarter of 2004 have been restated as a result of a misapplication of the guidance related to loss on extinguishment of debt. The impact of the restatement was additional income, which decreased the first quarter loss by $1,858 or $0.11 per share. The second quarter impact was additional expense, which decreased the net income by $79 with no rounding effect on the earnings per share.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per-share amounts)

Other significant quarterly variances of net income (loss) are explained below:

The net loss in the first quarter of 2004 included $4,841 ($2,871, or $0.18 per common share after tax) loss on early extinguishment of debt related to a syndicated senior debt financing completed on March 5, 2004.

The net loss in the fourth quarter of 2004 included $2,125 ($2,125, or $0.14 per common share after tax) loss for D&E’s share of an impairment of assets at Pilicka and an impairment of our investment in EuroTel.

The net income in the fourth quarter of 2003 included approximately $994 increased revenue from a favorable change in the NECA average schedule settlement formula for interstate access. Other income (expense) included $790 gain related to the sale of investments and $400 interest income collected on the note receivable from the sale of Conestoga Wireless. These combined transactions added approximately $2,184 ($1,353, or $0.09 per common share after tax) to the income for the quarter.

The following tables summarizes D&E’s operating results for the three months ended December 31, 2004:

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
External customer revenues	$25,801	$9,185	$2,736	$6,176	$781	$—	$44,679
Intersegment revenues	2,245	394	6	12	—	(2,657)	—

Total revenues	28,046	9,579	2,742	6,188	781	(2,657)	44,679

Depreciation and amortization	7,518	1,226	299	471	262	—	9,776
Other operating expenses	12,566	8,580	2,314	6,881	937	(2,657)	28,621

Total operating expenses	20,084	9,806	2,613	7,352	1,199	(2,657)	38,397

Operating income (loss)	$7,962	$(227)	$129	$(1,164)	$(418)	$—	$6,282

Item 15(a)(2).  Financial Statement Schedules

D&E COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$1,410	$551	$937	$1,024
Year ended December 31, 2003	1,416	745	751	1,410
Year ended December 31, 2002	547	1,406	537	1,416
Allowance for inventory obsolescence:
Year ended December 31, 2004	—	288	173	115
Year ended December 31, 2003	—	—	—	—
Year ended December 31, 2002	—	—	—	—
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2004	11,132	3,715	95	14,752
Year ended December 31, 2003	11,969	—	837	11,132
Year ended December 31, 2002	4,261	7,708	—	11,969

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED FINANCIAL STATEMENTS WITH INDEPENDENT AUDITORS’ REPORTS

As of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

INDEPENDENT AUDITORS’ REPORT

To the Members of

EuroTel, L.L.C.

Lincoln, Nebraska

We have audited the accompanying consolidated balance sheets of EuroTel, L.L.C. (a Nebraska limited liability company) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the December 31, 2004, 2003 and 2002 financial statements of Pilicka Telefonia Sp. z.o.o., (Pilicka), a Polish company owned 27.85% by EuroTel L.L.C., the investment in which, as discussed in Note 5 of the consolidated financial statements, is accounted for by the equity method of accounting. The investment in Pilicka was $0 and $2,386,208 at December 31, 2004 and 2003, respectively, and the equity in its net losses were $2,386,208, $956,926, and $966,704 for each of the three years in the period ended December 31, 2004. The financial statements of Pilicka were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for Pilicka, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroTel, L.L.C. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the Company is dependent upon the Founders to meet its cash flow requirements for the year 2005.

/S/    KIESLING ASSOCIATES LLP

Colorado Springs, Colorado

January 25, 2005, except for Note 5, for which the date

is March 1, 2005

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$182,516	$106,344
Accounts receivable	16,037	17,311

	198,553	123,655

NONCURRENT ASSETS
Property, plant and equipment, net	1,403	—
Investment in affiliate	—	2,386,208

	1,403	2,386,208

TOTAL ASSETS	$199,956	$2,509,863

The accompanying notes are an integral part of these consolidated financial statements.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
LIABILITIES AND MEMBERS’ EOUITY
CURRENT LIABILITIES
Due to Founders	$33,708,380	$31,740.304
Accounts payable	44,886	70,464

	33,753,266	31,810,768

MEMBERS’ EQUITY
Members’ capital	(33,553,310)	(29,127,157)
Cumulative other comprehensive loss	—	(173,748)

	(33,553,310)	(29,300,905)

TOTAL. LIABILITIES AND MEMBERS’ EQUITY	$199,956	$2,509,863

The accompanying notes are an integral part of these consolidated financial statements.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
OPERATING REVENUES	$0	$0	$0

OPERATING EXPENSES
Depreciation and amortization	23	806	4,025
General and administrative	578,953	530,765	1,277,499

	578,976	531,571	1,281,524

OPERATING LOSS	(578,976)	(531,571)	(1,281,524)

OTHER INCOME (EXPENSE)
Equity in loss of affiliate	(2,559,956)	(956,926)	(966,704)
Interest income	710	1,736	3,361
Litigation costs due to sale of affiliate	(1,287,932)	(1,702,006)	(2,173,178)
Loss on investment in affiliate	—	—	(726,833)
Loss on loan receivable	—	—	(596,849)
Other	—	(20,138)	23,101

	(3,847,178)	(2,677,334)	(4,437,102)

	—	—	—

NET LOSS	$(4,426,154)	$(3,208,905)	$(5,718,626)

The accompanying notes are an integral part of these consolidated financial statements.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Members’ Capital	Accumulated Other Comprehensive Income	Total Members’ Equity (Deficit)	Annual Comprehensive Income (Loss)
Balance at December 31, 2001	$(22,543,956)	$(2,033,392)	$(24,577,348)	$2,162,072

Net Loss	(5,718,626)		(5,718,626)	(5,718,626)
Capital Contributions	2,344,331		2,344,331
Foreign currency translation adjustment		(173,748)	(173,748)	(173,748)
Transfer of foreign currency translation adjustment		2,033,392	2,033,392

Balance at December 31, 2002	(25,918,252)	(173,748)	(26,092,000	$(5,892,374)

Net Loss	(3,208,905)		(3,208,905	(3,208,905)

Balance December 31, 2003	(29,127,157)	(173,748)	(29,300,905)	$(3,208,905)

Net Loss	(4,426,154)		(4,426,154)	(4,426,154)
Foreign currency translation adjustment		173,748	173,748	173,748

Balance at December 31, 2004	$(33,553,310)	$—	(33,553,310)	$(4,252,406)

The accompanying notes are an integral part of these consolidated financial statements.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,426,154)	$(3,208,905)	$(5,718,626)
Adjustment to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Loss on write-off of loan receivable	—	—	596,849
Depreciation and amortization	23	806	4,025
Loss on disposal of equipment	—	1,074	6,143
Equity in net losses of affiliate	2,559,956	956,926	966,704
Changes in assets and liabilities:
(Increase) Decrease in:
Receivables	(13,791)	—	(14,456)
Increase (Decrease) in:
Accounts payable	(10,510)	(319)	(1,135,801)
Accounts payable to Founders	1,968,076	2,209,099	4,279,714
Accrued liabilities	—	—	(394,023)

Net cash provided by/(used in) operating activities	77,600	(41,319)	(1,409,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Pilicka	—	—	(1,100,000)
Cash transferred to Pilicka	—	—	(696,334)
Purchase of property, plant and equipment	(1,428)	—	—

Net cash used in investing activities	(1,428)	—	(1,796,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from member contributions	—	—	2,344,331

Net cash provided by financing activities	—	—	2,344,331

Net Increase (Decrease) in Cash and Cash Equivalents	76,112	(41,319)	(861,474)

Cash and Cash Equivalents at Beginning of Year	106,344	147,663	1,009,137

Cash and Cash Equivalents at End of Year	$182,516	$106,344	$147,663

Cash paid for interest	$—	$—	$50,751

Supplementary Disclosure of Noncash Activity:

Transfer of assets and liabilities of Pilicka

Current assets	$—	$—	$1,729,662
Noncurrent assets	—	—	15,014,449
Current liabilities	—	—	(3,116,947)
Noncurrent liabilities	—	—	(1,356,890)
Cumulative translation adjustment	—	—	2,033,392

	$—	$—	$14,303,666

See Notes 4 and 9 for other noncash activities.

The accompanying notes are an integral part of these consolidated financial statements.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1. ORGANIZATION

EuroTel L.L.C. (the Company) was organized in December 1993 to act as a holding company for a foreign investment in Pilicka Telefonia Sp. z o.o. (Pilicka). The Company directly held this investment until May 1998. In 1998, the Company organized a subsidiary, PenneCom B.V. (PenneCom), to act as a Dutch holding company for foreign investments. PenneCom is a wholly-owned subsidiary of the Company. In May 1998, Pilicka was contributed to PenneCom by the Company at its net book value, as the Company and PenneCom were entities under common control.

Pilicka is involved in the design, construction and operation of a telecommunications network in the Radom, Piotrków Trybunalski and Tarnobrzeg regions in Poland. During 1999, Pilicka was converted from a Polish S.A. to a Polish Sp. z o.o. The Company’s founding members are comprised of three companies: Consolidated Companies, Inc., D&E Investments, Inc., a wholly-owned subsidiary of D&E Communications, Inc., and HunTel Systems, Inc. (the Founders).

On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom transferred 100% of its shares in Pilicka to the Company and the Founders in exchange for partial satisfaction of loans and interest payable. The Company now owns 27.85% of Pilicka and for the year ended December 31, 2004, and 2003, accounted for its investment under the equity method of accounting.

NOTE 2. LIQUIDITY

The Company is dependent upon the Founders to provide the liquidity necessary for the Company to meet its cash flow requirements for the year 2005. In 2002, the Founders made equity capital contributions of $2,344,331. In 2003 and 2004, the Founders made short-term advances of $2,889,334 and $1,908,000, respectively, which are recorded in Current Liabilities as Due to Founders.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100%-owned subsidiary, PenneCom. All material intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

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

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Comprehensive Income (Loss)

The Company has elected to present comprehensive income (loss) in the Statement of Members’ Equity. Comprehensive income (loss) consists of the income (loss) for the period and the change in the foreign currency translation adjustment.

Income Taxes

EuroTel’s taxable income passes to its members and therefore no taxes are recognized related to its operation. PenneCom B.V. is subject to 35% Dutch corporate tax. Since PenneCom has no taxable income in 2004, 2003 and 2002, no Dutch taxes have been recorded.

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

Foreign Currency Translation

The financial position and results of operations of Pilicka are measured using the local currency, Polish zlotys, as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative other comprehensive income (loss) account in shareholder’s equity. Foreign currency transaction gains and losses, as well as translation adjustments for monetary assets and liabilities of Pilicka that are denominated in currencies other than the Polish zloty, are recognized in the statement of operations. Certain foreign currency translations were recorded in 2002 as a result of the exchange of the Pilicka investment, see Note 4.

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

Depreciation expense is recorded in the month following the commencement of use by applying the straight-line method over the estimated useful life of the assets: leasehold improvements and buildings (10-25 years), telecommunication equipment (10 years), and vehicles and other equipment (5-10 years). As of December 31, 2004 the Company had investments in property, plant, and equipment of $1,403. Telephone plant is capitalized at original cost including the capitalized cost of salaries and wages, materials, certain payroll taxes, employee benefits, and interest incurred during the construction period.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform with the 2004 presentation.

NOTE 4. EXCHANGE OF PILICKA INVESTMENT

On December 31, 2001, the Company and the Founders entered into an agreement with PenneCom whereby PenneCom transferred 100% of its shares in Pilicka to the Company and the Founders in exchange for satisfaction of loans and interest payable totaling $15,000,000 with an intended economic effect date of December 31, 2001. As a result of this agreement, the Company recognized a loss of $31,517,480 in 2001, which represents the excess of the carrying value of the net assets over their net realizable value. The actual share transfer occurred in May 2002. The Company received a 22.56% ownership interest in Pilicka, valued at $3,383,586, as a result of the share transfer. The net assets of Pilicka at December 31, 2001 which were deconsolidated in 2002 are as follows:

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

Investment in affiliate was recorded in the Consolidated Balance Sheets at December 31, 2004 and 2003 of $0 and $2,386,208, respectively.

Pilicka had a net loss of $23,237,000 in 2004. The Company’s portion of the net loss was $6,471,505, of which $2,386,208 was recorded and $4,085,297 was not recorded.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The financial position and results of operations of the Company’s equity basis investment are summarized below:

	2004	2003
Condensed balance sheet information:
Current asset	$6,164,000	$2,816,000
Noncurrent assets	25,471,000	41,106,000

Total assets	$31,635,000	$43,922,000

Current liabilities	2,405,000	1,811,000
Noncurrent liabilities	745,000	932,000
Shareholders’ equity	28,485,000	41,179,000

Total liabilities and equity	$31,635,000	$43,922,000

Condensed income statement information:
Operating revenues	$14,131,000	$10,548,000
Operating expenses	37,681,000	13,752,000

Operating loss	(23,550,000)	(3,204,000)
Other income (expense)	313,000	(232,000)

Net loss	$(23,237,000)	$(3,436,000)

Reconciliation of equity investment at December 31, 2004 and 2003 is as follows:

	2004	2003
Beginning balance and initial transfer	$2,386,208	$3,343,134
Capital contributions	—	—
Allocation of loss	(2,386,208)	(956,926)

	$0	$2,386,208

NOTE 6. LOAN RECEIVABLE

In July 2000, the Company loaned United Food Technologies BV (UFT) $500,000 to expand its network of Wendy’s restaurants in Hungary. UFT owns equity interests in companies operating Wendy’s franchises. The loan earns interest at 20% (10% during the first year) and was due in July 2002. During 2002 interest income related to the loan was $73,425.

During 2002, it was determined that the note receivable and related accrued interest were uncollectible. A loss of $596,849 was recognized in 2002 based on the write-off of the note receivable and accrued interest.

NOTE 7. DUE TO FOUNDERS

Due to Founders consists of the following at December 31, 2004 and 2003:

	2004	2003
Accounts payable to Founders	14,687,669	12,719,593
Accrued interest on accounts payable to Founders	1,757,182	1,757,182
Advances payable to Founders	17,263,529	17,263,529

	$33,708,380	$31,740,304

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Accounts payable to Founders represent operating costs paid on behalf of the Company by those entities. Interest accrued on the accounts payable through December 2001 at the rate of 15% (7% through February 1999). Beginning in 2002, the Company discontinued the interest accrual on these obligations as all operating expenses advanced by the Founders are being reimbursed on a current basis. In 2004 and 2003, the Founders advanced funds in the amount of $2,889,334 and $l,908,000 respectively.

The loans payable bear interest at a fixed rate of 15%. Interest was accrued on the loans through December 2001. Like the accounts payable, the Company discontinued the accrual on interest on these obligations in 2002.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 9. LOSS ON INVESTMENT IN AFFILIATE

During 2002, EuroTel executed a contract to repurchase a 9% interest in PenneCom, which had been previously awarded to an affiliate. The value of the 9% interest on the date of award has been recognized as general and administrative expense. The amount of the payments in excess of the amount recorded as general and administrative expense has been recorded, and to the extent future payments are made will be recorded, as an additional investment in PenneCom. Because PenneCom has neither assets nor operating revenues, and because any future value is highly speculative, the Company has recorded a loss for all repurchase proceeds paid in 2002 in excess of the amount recorded as general and administrative expense.

NOTE 10. INCOME TAXES

United States

EuroTel’s taxable income passes to its members and therefore no taxes are recognized related to its operations.

Netherlands

PenneCom is subject to 35% Dutch corporate tax. However, any benefits derived from “qualifying subsidiaries,” which includes Pilicka, are exempt from Dutch tax. All proceeds derived from the arbitration relating to the sale of Pilicka fall within that exempt category. In conjunction with the above, all costs that are attributable to such qualifying subsidiaries are not deductible for Dutch tax purposes. Also, the loss that PenneCom has recorded on the transfer of Pilicka in partial satisfaction of its debt to its various creditors will not be deductible. As a result, PenneCom has no taxable profit or loss for 2004, 2003, and 2002. Therefore, no Dutch taxes have been recorded related to PenneCom.

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 11. RELATED PARTY TRANSACTIONS

The Company paid $751,070, $503,657, and $797,746 to the Founders for various management, accounting, and other administrative functions during the years ended December 31, 2004, 2003, and 2002, respectively. These amounts are included in general and administrative expenses and in litigation costs related to sale of affiliate in the Consolidated Statements of Operations.

In 2002, the Company paid $307,341 to a law firm for legal services where one of the lawyers was a managing director of the Company. This amount is included in litigation costs related to sale of affiliate and general and administrative expenses in the Consolidated Statements of Operations.

NOTE 12. GAIN CONTINGENCY

In July 2002, the Company, through its subsidiary PenneCom, initiated a legal action against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals reversed an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. Management of the Company continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

Pilicka Telefonia Sp. z o.o.

Financial Statements

December 31, 2004

Pilicka Telefonia Sp. z o.o.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Shareholders’ of Pilicka Telefonia Sp. z o.o.

We have audited the accompanying balance sheets of Pilicka Telefonia Sp. z o.o. (the “Company”) as of December 31, 2004 and 2003 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations, changes in shareholders’ equity and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

PRICEWATERHOUSECOOPERS SP. Z O.O.

Warsaw, Poland

March 1, 2005

Pilicka Telefonia Sp. z o.o.

Balance Sheets

(All amounts in thousands)

				Convenience Translation $ (Note 2)
	Note	December 31, 2003	December 31, 2004	December 31, 2004
		(PLN)	(PLN)	(Unaudited)
Assets
Current assets
Cash and cash equivalents		3,212	10,886	3,641
Trade receivables, net of allowance for doubtful accounts of PLN 2,348 at December 31, 2003 and PLN 2,845 at December 31, 2004		6,389	6,589	2,203
Other current assets	3,8	931	957	320

Total current assets		10,532	18,432	6,164

Property and equipment, net	4,5	139,588	70,032	23,419
Intangible assets, net	4,6	13,651	5,094	1,703
Other long-term assets	8	518	1,045	349

Total assets		164,289	94,603	31,635

Liabilities and shareholders’ equity

Current liabilities
Short-term debt	10	—	2,000	669
Accounts payable	7	4,693	4,117	1,377
Accrued expenses		816	642	214
Deferred revenue	9	1,266	435	145

Total current liabilities		6,775	7,194	2,405
Long term debt	10	—	1,964	657
Long-term liabilities for licenses	6	2,924	—	—
Deferred revenue	9	561	262	88

Total liabilities		10,260	9,420	3,150

Contingencies and commitments	14,15	—	—	—

Shareholders’ equity
Share capital, issued and outstanding 226,491 common shares at December 31, 2003 and 2004, par value PLN 500 per share	11	113,246	113,246	37,869
Additional paid-in capital		152,093	152,735	51,075
Accumulated deficit		(111,310)	(180,798)	(60,459)

Total shareholders’ equity		154,029	85,183	28,485

Total liabilities and shareholders’ equity		164,289	94,603	31,635

John Tesmer	Brian Bode
President	Financial Director

Radom, Poland
March 1, 2005

The accompanying notes are an integral part of the financial statements.

Pilicka Telefonia Sp. z o.o.

Statements of Operations

(All amounts in thousands)

		Year ended			Convenience Translation $ (Note 2)
	Note	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2004
		(PLN)	(PLN)	(PLN)	(Unaudited)
Revenue
Telecommunication services revenue		36,593	37,481	40,970	13,700
Installation fees and sales of equipment		2,061	1,973	1,289	431

		38,654	39,454	42,259	14,131

Operating expenses
Salaries and benefits		(9,209)	(9,381)	(9,827)	(3,286)
Depreciation and amortization		(20,476)	(21,125)	(21,172)	(7,080)
Impairment loss		(505)	(977)	(61,366)	(20,521)
Interconnection charges		(8,601)	(5,961)	(6,481)	(2,167)
Selling, general and administrative		(13,952)	(13,843)	(13,753)	(4,599)
Other operating expenses, net		(261)	(152)	(85)	(28)

		(53,004)	(51,439)	(112,684)	(37,681)

Operating loss		(14,350)	(11,985)	(70,425)	(23,550)
Financial income/(expense), net	12	(80)	(866)	937	313

Net loss		(14,430)	(12,851)	(69,488)	(23,237)

The accompanying notes are an integral part of the financial statements.

Pilicka Telefonia Sp. z o.o.

Statements of Changes in Shareholders’ Equity

(All amounts in thousands)

	Share Capital	Additional Paid-in Capital	Accumulated Deficit	Total
	(PLN)	(PLN)	(PLN)	(PLN)
At January 1, 2002	109,068	150,637	(84,029)	175,676
Costs paid by shareholders	—	593	—	593
Net loss	—	—	(14,430)	(14,430)

At December 31, 2002	109,068	151,230	(98,459)	161,839

Common stock issued	4,178	—	—	4,178
Capital contributions from shareholders	—	299	—	299
Costs paid by shareholders	—	564	—	564
Net loss	—	—	(12,851)	(12,851)

At December 31, 2003	113,246	152,093	(111,310)	154,029

Costs paid by shareholders	—	642	—	642
Net loss	—	—	(69,488)	(69,488)

At December 31, 2004	113,246	152,735	(180,798)	85,183

The accompanying notes are an integral part of these financial statements.

Pilicka Telefonia Sp. z o.o.

Statements of Cash Flows

(All amounts in thousands)

	Year ended			Convenience Translation $ (Note 2)
	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2004
	(PLN)	(PLN)	(PLN)	(Unaudited)
Cash flows from operating activities:
Net loss	(14,430)	(12,851)	(69,488)	(23,237)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Depreciation and amortization	20,476	21,125	21,172	7,080
Impairment loss	505	977	61,366	20,521
Foreign exchange losses/(gains)	478	894	(573)	(192)
Loss on disposal of equipment	686	958	1,408	471
(Increase)/Decrease in trade receivables (gross)	(1,238)	38	(697)	(233)
Increase/(Decrease) in provision for doubtful accounts	935	(287)	498	167
Increase in other current assets	(621)	(119)	(130)	(43)
Increase/(Decrease) in accounts payable	420	(152)	307	103
Decrease in deferred revenue	(1,939)	(1,853)	(1,129)	(378)
Increase/(Decrease) in accrued expenses	218	(212)	(174)	(58)
Other	593	563	641	214

Net cash provided by operating activities	6,083	9,081	13,201	4,415

Cash flows from investing activities:
Proceeds from the sale of equipment	248	237	165	55
Purchase of intangible assets	(99)	(134)	(267)	(89)
Expenditures for property and equipment	(10,937)	(8,277)	(9,389)	(3,140)

Net cash used in investing activities	(10,788)	(8,174)	(9,491)	(3,174)

Advances from shareholders	4,234	—	—	—
Proceeds from debt financing	—	—	3,964	1,326

Net cash provided by financing activities	4,234	—	3,964	1,326

Net (decrease)/ increase in cash and cash equivalents	(471)	907	7,674	2,567

Cash and cash equivalents at the beginning of period	2,776	2 305	3,212	1,074

Cash and cash equivalents at the end of period	2,305	3 212	10,886	3,641

The accompanying notes are an integral part of these financial statements.

Pilicka Telefonia Sp. z o.o.

Statements of Cash Flows

(All amounts in thousands)

Supplementary disclosure of cash flow information:

Non-cash investing and financing activities:

	Year ended			Convenience Translation $ (Note 2)
	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2004
	(PLN)	(PLN)	(PLN)	(Unaudited)
Property, equipment and construction in progress costs included in accounts payable	1,806	2,041	1,126	377
Cash paid for interest on debt financing	—	—	254	85

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

Pilicka has obtained three licenses from the Ministry of Communications of Poland to operate local telecommunication networks throughout the former Radom, Piotrków Trybunalski and Tarnobrzeg Voivodships in Poland for a period of fifteen years. The licenses for the former Radom and Piotrków Trybunalski Voivodships expire in 2010 and the license for the former Tarnobrzeg Voivodship expires in 2012. In 2002, under the New Telecommunication Law effective as of January 1, 2001, the Company was granted a telecommunication permit to operate telecommunication networks and render telecommunications services throughout the whole territory of Poland except for the networks, which are operated under the licenses already held by the Company. The new telecommunication permit has been granted for the period of twenty five-years.

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

(b) US Dollar convenience translation (Unaudited)

The measurement currency is Polish Zloty (“PLN”) that reflects the economic substance of the underlying events and circumstances of the Company. The US Dollar (“USD”) amounts shown in the accompanying financial statements have been translated at December 31, 2004 and for the year ended December 31, 2004 from PLN only as a matter of arithmetic computation at the PLN exchange rate of PLN 2.9904 = USD 1.00, the rate published by the National Bank of Poland and effective on December 31, 2004. These amounts are unaudited and are included for the convenience of the reader only as supplementary information. Such translation should not be construed as a representation that the PLN amounts have been or could be converted into USD at this or any other rate.

(c) Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity from purchase date of three months or less to be cash and cash equivalents. Cash equivalents consist of overnight bank accounts.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

(d) Embedded derivatives instruments

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

(f) Telecommunication licenses

The intangible assets include the acquisition costs incurred in connection with the acquisition of licenses to provide telecommunication services. The licenses for the former Radom and Piotrków Trybunalski voivodships were acquired through the EuroTel L.L.C. purchase of the Company in 1997. Intangible assets also represent amounts paid to the Ministry of Communications of Poland for the purchase of license for the former Tarnobrzeg voivodship. Licenses are stated at cost less accumulated amortization and impairment charges. Amortization is recorded on a straight-line basis over the period for which the license is granted (see Note 1).

(g) Computer software

Costs that are directly associated with identifiable and unique software controlled by the Company and which have probable economic benefits beyond one year are recognized as intangible assets and amortized using the straight-line method over their useful lives, not exceeding a period of 5 years.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

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

(l) Advertising costs

All advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were PLN 770, PLN 808, PLN 845, respectively.

(m) Foreign currency translation

Transactions denominated in foreign currencies have been translated into PLN at actual rates of exchange ruling at the date of transaction. Monetary assets and liabilities denominated in foreign currencies have been translated at rates ruling at the balance sheet date. Exchange differences have been included in financial income/(expenses).

(n) Comparative financial information

Where necessary, comparative figures have been adjusted to conform to changes in presentation in the current year. No amendments have resulted in changes to previously presented net results or shareholders’ equity.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

(o) Financial Instruments

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

(p) Income taxes

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

(q) Use of estimates

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

3. Other Current Assets

	December 31, 2003	December 31, 2004
	(PLN)	(PLN)
Prepaid expenses	590	613
Embedded derivative financial instruments (see Note 8)	138	200
Other current assets	203	144

	931	957

4. Impairment of Long-Lived Assets

The continuing significant changes in current and expected market conditions, which followed the full liberalization of the telecommunications market, resulted in the revision of the Company’s business plans. The new business plan was approved by the Supervisory Board in November 2004. The revised financial projections led the Company to evaluate its long-lived assets for their possible impairment.

For the purpose of the impairment test, the entire Company was identified as an asset group. In accordance with SFAS 144, impairment loss of an asset is measured as the amount by which an asset’s carrying amount exceeds its fair value. When the fair value of the asset cannot be derived from market prices of comparable assets traded in active markets, valuation techniques based on the estimates of future cash flows can be applied. Future cash flows were derived from the financial projections of the newly approved business plan for 2005-2006 and additional financial forecasts prepared by the Company’s management for the period 2007-2009. After that period, the projections, prepared for the purposes of the impairment test, make use of an EV/EBITDA multiple of

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

5.5 to calculate a terminal value, which is compatible with the industry projections for the operations concerned. The discount rate used of 13.3% represented the estimated risk adjusted cost of capital at the time, when the impairment test was performed.

The test resulted in an impairment charge of PLN 61,366, which was recognized as a separate item in the statement of operations for the year ended December 31, 2004 and was allocated to the long-lived assets on a pro rata basis. The impact of the impairment charge on the particular groups of assets is as follows:

Year ended December 31, 2004
(PLN)
Land, buildings and leasehold improvements	12,161
Telecommunication equipment	40,023
Vehicles and other equipment	648
Construction-in-progress	4,466

Property and equipment	57,298
Intangible assets	4,068

61,366

5. Property and Equipment

	December 31, 2004
	Cost	Accumulated amortization and impairment charges	Net
	(PLN)	(PLN)	(PLN)
Land, buildings and leasehold improvements	37,871	23,008	14,863
Telecommunication equipment	168,859	119,942	48,917
Vehicles and other equipment	5,522	4,729	793
Construction-in-progress	14,719	9,260	5,459

	226,971	156,939	70,032

	December 31, 2003
	Cost	Accumulated depreciation and impairment charges	Net
	(PLN)	(PLN)	(PLN)
Land, buildings and leasehold improvements	37,504	8,799	28,705
Telecommunication equipment	161,095	63,839	97,256
Vehicles and other equipment	4,810	3,641	1,169
Construction-in-progress	17,252	4,794	12,458

	220,661	81,073	139,588

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

The Company has recorded a charge for the impairment of PLN 61,366 during the year ended December 31, 2004 in relation to its long-lived assets held for use of which PLN 57,298 relates to property and equipment (see Note 4), and a charge for the impairment of PLN 977 and PLN 505 during the years ended December 31, 2003 and 2002, respectively, in relation to certain telecommunication equipment and construction projects, initially held for use, which are not expected to be further utilized.

Depreciation expense for the year ended December 31, 2004, 2003 and 2002 was PLN 19,419, PLN 18,812 and PLN 18,144, respectively.

6. Intangible Assets

	December 31, 2004
	Cost	Accumulated amortization and impairment charges	Net
	(PLN)	(PLN)	(PLN)
Telecommunications license	25,124	20,422	4,702
Computer software	3,751	3,359	392

	28,875	23,781	5,094

	December 31, 2003
	Cost	Accumulated amortization	Net
	(PLN)	(PLN)	(PLN)
Telecommunication license	25,124	11,949	13,175
Computer software	3,875	3,399	476

	28,999	15,348	13,651

The Company has recorded a charge for the impairment of PLN 61,366 for the year ended December 31, 2004 in relation to its long-lived assets of which PLN 4,068 relates to intangible assets (see Note 4).

Amortization expense for the year ended December 31, 2004, 2003 and 2002 was PLN 1,753, PLN 2,313 and PLN 2,332, respectively. As of December 31, 2004, the estimated aggregate amortization of intangible assets for the years 2005 to 2009 is as follows: 2005—PLN 1,518; 2006—PLN 1,437; 2007—PLN 1,404 and 2008—PLN 1,381 and 2009—PLN 1,363.

On the basis of the Act of November 23, 2002 on restructuring of license liabilities of non-mobile public telephone network operators the Company has applied in 2003 to the Polish Regulator, URTiP (“Urzad Regulacji Telekomunikacji i Poczty”), for the forgiveness of the remaining obligation for its telecommunication license. The Company received the final decision of forgiveness in March 2004. Following the receipt of this decision, on March 31, 2004 the Company has offset the remaining license liability of PLN 3,004 in correspondence with the related intangible asset of PLN 3,772. The remaining asset of PLN 768 as at March 31, 2004 is depreciated on a straight-line basis by December 31, 2012, when the license expires.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

7. Accounts Payable

	December 31, 2003	December 31, 2004
	(PLN)	(PLN)
Trade accounts payable	3,479	2,673
Government payables	971	1,257
Other accounts payable	243	187

	4,693	4,117

8. Embedded Derivative Instruments

The Company has entered into lease agreements in the prior years that require payments denominated in a currency other than the functional currency of the Company or the lessor. Under the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments these embedded foreign currency derivatives must be bifurcated from the lease agreements and separately accounted for.

The positive fair value of these embedded foreign currency derivatives was PLN 1,245 and PLN 656 as at December 31, 2004 and 2003, respectively. The fair value of these embedded foreign currency derivatives has been classified as other current assets (PLN 200 and PLN 138 as at December 31, 2004 and 2003, respectively) and other long-term assets (PLN 1,045 and PLN 518 as at December 31, 2004 and 2003, respectively).

9. Deferred Revenue

The Company recorded deferred revenue at December 31, 2004 and 2003 of PLN 697 (PLN 435 current and PLN 262 non-current) and PLN 1,827 (PLN 1,266 current and PLN 561 non-current), respectively, in connection with the revenue recognition policy based on the Staff Accounting Bulletin No. 104, “Revenue Recognition”.

10. Bank Loan

On December 15, 2003, the Company entered into a loan agreement with its bank. As per the agreement, a bank loan dedicated for capital expenditures was provided to the company in installments starting on January 20, 2004 to December 31, 2004 and repayable in installments from March 31, 2005 to December 31, 2006. As of December 31, 2004 the amount of PLN 3,964 of the loan was outstanding with PLN 2,000 classified as short-term debt and PLN 1,964 as long-term debt. Interest amounts to 3-month WIBOR + 3 p.p. The net book value of assets pledged as collateral as of December 31, 2004 amounts to PLN 6,399. In addition to assets already pledged, certain assets purchased within the investment project financed by this credit will be pledged as collateral.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

11. Share Capital

The Company’s share capital consisted of 226,491 common, issued and outstanding shares as of December 31, 2004 and 2003, respectively. Each common share had one vote at shareholders meetings. The par value of these shares is 500 PLN. The ownership structure as at December 31, 2004 and 2003 is presented below:

	No of shares	%
D&E Investments, Inc.	65,410	28.88
EuroTel L.L.C.	63,078	27.85
HunTel Systems, Inc.	55,468	24.49
Consolidated Companies, Inc.	42,535	18.78

	226,491	100.00

12. Financial Income/(Expenses), net

	Year ended
	December 31, 2002	December 31, 2003	December 31, 2004
	(PLN)	(PLN)	(PLN)
Interest income	133	161	405
Interest expense	(218)	(308)	(255)
Fair value gains on embedded derivatives	22	(242)	589
Foreign exchange gains	262	93	242
Foreign exchange losses	(279)	(570)	(44)

	(80)	(866)	937

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

13. Income Taxes

Enacted Corporate Income Tax rate in Poland were 19% in 2004, 27% in 2003 and 28% in 2002. The Company has incurred tax losses since the commencement of its operations and, therefore, it has not paid income taxes.

Below is the analysis of deferred income taxes:

	December 31, 2003	December 31, 2004
	(PLN)	(PLN)
Deferred tax assets:
Impairment charges	911	11,831
Net operating losses	1,796	2,050
Net operating loss carry forwards	9,399	8,456
Allowance for doubtful accounts	435	541
Deferred revenue	338	132
Accruals	128	51
Amortization for license	102	—
Unrealized foreign exchange differences	172	—

	13,281	23,061
Valuation allowance	(12,830)	(22,969)

Deferred tax assets, net	451	92
Deferred tax liabilities:
Amortization for license	—	75
Future interest charges on license liability	451	—
Unrealized foreign exchange differences	—	17

	451	92

Net deferred tax asset	—	—

A full valuation allowance was recorded, as the Company does not expect to recover any deferred tax assets through future tax deductions.

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

Below is the analysis of the amounts and expiration dates of net operating losses and net operating loss carry forwards:

	December 31, 2003	December 31, 2004
	(PLN)	(PLN)
Net operating losses
2007	898	—
2008	898	1,025
2009	—	1,025

	1,796	2,050

Net operating loss carry forwards
2004	2,740	—
2005	3,180	3,180
2006	2,423	2,423
2007	1,056	1,955
2008	—	898

	9,399	8,456

14. Contingencies and Commitments

Operating lease commitments were mainly in respect of the lease contracts for office space and telecommunication equipment land. There were non-cancelable operating leases of PLN 3,642 and PLN 5,525 as at December 31, 2004 and 2003, respectively. Rent expense for the year ended December 31, 2004, 2003 and 2002 was PLN 2,248, PLN 2,196 and PLN 2,177, respectively.

As of December 31, 2004, the minimum lease payments for each of the years from 2005 to 2008 amount to PLN 471, and for the years 2008 and thereafter amounts to PLN 1,757.

15. Tax contingent liability

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

Pilicka Telefonia Sp. z o.o.

Notes to the Financial Statements—(Continued)

(All amounts in thousands)

16. Related Party Transactions

The Company has paid PLN 486, PLN 562 and PLN 502 to an affiliated entity for management services and the purchase of rights to use software during the year ended December 31, 2004, 2003 and 2002, respectively. There was no amount payable to this affiliate at December 31, 2004 (PLN 40 at December 31, 2003). The Company has also made rental payments of PLN 562, PLN 698 and PLN 767 to a company partially owned by a relative of a member of the Company’s Management Board during the year ended December 31, 2004, 2003 and 2002, respectively. There was no amount payable to this affiliate at December 31, 2004 and 2003.

17. Non-cash transactions

There were costs of PLN 641, PLN 564 and PLN 593 paid by shareholders in connection with the Company’s affairs during the year ended December 31, 2004, 2003 and 2002, respectively.