Form 10-Q
period 2005-03-31
D&E COMMUNICATIONS INC
filed 2005-05-09
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2005
Common Stock, par value $0.16 per share	14,288,743 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING REVENUES
Communication service revenues	$39,637	$40,059
Communication products sold	2,417	3,016
Other	785	690

Total operating revenues	42,839	43,765

OPERATING EXPENSES
Cost of communication service revenues (exclusive of depreciation and amortization below)	16,273	15,584
Cost of communication products sold	1,792	2,419
Depreciation and amortization	9,650	9,701
Marketing and customer services	3,715	3,981
General and administrative services	6,792	7,066

Total operating expenses	38,222	38,751

Operating income	4,617	5,014

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(59)	(532)
Interest expense	(3,385)	(4,095)
Gain on investment	2,053	—
Loss on early extinguishment of debt	—	(4,841)
Other, net	948	673

Total other income (expense)	(443)	(8,795)

Income (loss) before income taxes and dividends on utility preferred stock	4,174	(3,781)

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK

Income taxes (benefit)	1,270	(1,541)
Dividends on utility preferred stock	16	16

Total income taxes and dividends on utility preferred stock	1,286	(1,525)

NET INCOME (LOSS)	$2,888	$(2,256)

Weighted average common shares outstanding (basic)	14,273	15,550
Weighted average common shares outstanding (diluted)	14,308	15,550

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) per common share	$0.20	$(0.15)

Dividends per common share	$0.13	$0.13

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,218	$8,517
Accounts receivable, net of reserves of $905 and $1,024	15,533	16,570
Inventories, lower of cost or market, at average cost	3,669	3,523
Prepaid expenses	11,824	8,466
Other	2,672	2,465

TOTAL CURRENT ASSETS	39,916	39,541

INVESTMENTS
Investments in and advances to affiliated companies	43	52

PROPERTY, PLANT AND EQUIPMENT
In service	339,448	335,883
Under construction	12,485	8,768

	351,933	344,651
Less accumulated depreciation	169,818	162,078

	182,115	182,573

OTHER ASSETS
Goodwill	149,032	149,032
Intangible assets, net of accumulated amortization	165,846	167,396
Other	8,210	8,191

	323,088	324,619

TOTAL ASSETS	$545,162	$546,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$10,000	$10,000
Accounts payable and accrued liabilities	20,452	18,701
Accrued taxes	2,001	1,819
Accrued interest and dividends	1,620	1,683
Advance billings, customer deposits and other	12,518	11,585

TOTAL CURRENT LIABILITIES	46,591	43,788

LONG-TERM DEBT	213,000	218,500

OTHER LIABILITIES
Deferred income taxes	85,791	86,402
Other	20,390	20,530

	106,181	106,932

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 Outstanding shares: 14,286 at March 31, 2005 and 14,268 at December 31, 2004	2,544	2,542
Additional paid-in capital	160,438	160,255
Accumulated other comprehensive income (loss)	(6,041)	(6,574)
Retained earnings	39,620	38,513
Treasury stock at cost, 1,640 shares at March 31, 2005 and December 31, 2004	(18,617)	(18,617)

	177,944	176,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$545,162	$546,785

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$9,562	$12,444

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(7,866)	(4,721)
Collection of note receivable	250	—
Proceeds from sale of investment	2,900	—
Increase in investments and advances to affiliates	(50)	(150)
Decrease in investments and repayments from affiliates	—	25

Net Cash Used In Investing Activities	(4,766)	(4,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(1,703)	(1,863)
Payments on long-term debt	(5,500)	(197,710)
Proceeds from long-term debt financing	—	200,000
Payment of debt issuance costs	—	(1,902)
Proceeds from issuance of common stock	108	78

Net Cash Used In Financing Activities from Continuing Operations	(7,095)	(1,397)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,299)	6,201

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	8,517	12,446

END OF PERIOD	$6,218	$18,647

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2005 and 2004

(in thousands)

(Unaudited)

	2005		2004
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,908	$2,542	15,854	$2,533
Common stock issued for Employee Stock Purchase, Long-Term
Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans	18	2	11	2

Balance at March 31	15,926	2,544	15,865	2,535

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		160,255		159,515
Common stock issued for Employee Stock Purchase, Long-Term
Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans		183		154

Balance at March 31		160,438		159,669

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(6,574)		(4,865)
Unrealized gain (loss) on derivative financial instruments, net of tax		533		(269)

Balance at March 31		(6,041)		(5,134)

RETAINED EARNINGS
Balance at beginning of year		38,513		48,693
Net income (loss)		2,888		(2,256)
Dividends on common stock: $0.13 per share for each period		(1,781)		(1,941)

Balance at March 31		39,620		44,496

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(307)	(5,282)
Treasury stock acquired	—	—	—	—

Balance at March 31	(1,640)	(18,617)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	14,286	$177,944	15,558	$196,284

	Three months ended March 31,
	2005	2004
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$2,888	$(2,256)
Unrealized gain (loss) on derivative financial instruments, net of income taxes of $363 and ($184)	533	(269)

Total comprehensive income (loss)	$3,421	$(2,525)

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly-owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E or the Company.

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

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results for the year ended December 31, 2005.

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

	Three months ended March 31,
	2005	2004
Net income (loss), as reported	$2,888	$(2,256)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	29	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(58)	(13)

Pro forma net income (loss)	$2,859	$(2,269)

Basic and diluted income (loss) per share:
As reported	$0.20	$(0.15)
Pro forma	$0.20	$(0.15)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In 2002, the fair value of options granted and options converted in connection with the Company’s acquisition of Conestoga Enterprises, Inc. was $7.20 per share. In March 2005, 10,000 fully vested stock options were issued to the Company’s new Chief Executive Officer, hired on March 16, 2005. The stock options have an exercise price of $9.92 per share and a fair value of $3.13 per share. Employee Stock Purchase Plan purchases were made each month at a 10% discount from market price. The fair value of stock options and share purchases is estimated using the Black-Scholes option price model with the following assumptions.

	Option Plans	Stock Purchase Plan
Dividend yield	2.55 -5.05%	4.28%
Expected life	5 years	0.16 years
Expected volatility	50.06 -60.30%	10.00%
Risk Free interest rate	4.18 -4.47%	1.00%

There were 47,400 performance-restricted shares of common stock awarded in the three months ended March 31, 2005. A performance-restricted share entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goals are not met, no performance-restricted shares will be earned by the participant. If the performance goals are fully achieved, 100% of the performance-restricted shares will be earned by the participant. During the performance period, each performance-restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance-restricted shares. At the end of the vesting period, any performance-restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. We accrue compensation cost related to these performance-restricted shares based upon the probability that the conditions to receive these shares are met.

During the three months ended March 31, 2005, there were 2,297 fully-vested shares of common stock issued to employees of the Company. The cost was $49 for the three months ended March 31, 2005. No shares were awarded in the first quarter of 2004.

3. Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “ Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and accordingly the Company expects to adopt FIN 47 in December 2005. The Company is currently evaluating the impact of this accounting interpretation on its results of operations, financial position and cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance based on the SEC staff views regarding the implementation of SFAS 123R.

On April 21, 2005, the SEC delayed the effective date of SFAS 123R. D&E expects to adopt SFAS 123R in January 2006 and will apply the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

4. Earnings per Share

Basic earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed conversions of employee stock options. Options to purchase 55,104 and 256,915 shares for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. The following table shows how earnings per share were computed for the periods presented:

	Three months ended March 31,
	2005	2004
Net income (loss)	$2,888	$(2,256)

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,273	15,550

Net income (loss) per common share	$0.20	$(0.15)

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,273	15,550
Incremental shares from assumed stock option exercises (thousands)	35	—

Adjusted weighted average shares outstanding (thousands)	14,308	15,550

Net income (loss) per common share	$0.20	$(0.15)

5. Investments in Affiliated Companies

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

Pilicka recognized an asset impairment late in 2004 requiring D&E to recognize a $1,068 loss in December 2004 for its equity share of the impairment. Since D&E and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, both have written down their investment in Pilicka to zero and discontinued recognizing their equity share of Pilicka’s ongoing losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of D&E’s investment in EuroTel was written down as an other-than-temporary loss on investment of $1,057 in December 2004.

In July 2002, EuroTel’s subsidiary, PenneCom, initiated a legal action against an investment bank and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals rejected an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. Management of EuroTel continues to believe that, based

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Expenses are expected to continue to be incurred (with legal fees payable on a contingency basis) in pursuit of such litigation.

The summarized results of the operations of EuroTel were as follows:

	Three months ended March 31,
	2005	2004
Net sales	$—	$—
Net loss	(177)	(753)
D&E’s share of loss	(59)	(251)

The summarized results of operations of Pilicka were as follows:

	Three months ended March 31,
	2005	2004
Net sales	$3,235	$2,615
Net loss	(1)	(571)
D&E’s share of loss	—	(165)
Investment amortization	—	(116)
Total loss	—	(281)

6. Intangible Assets

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	March 31, 2005	December 31, 2004
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(15,621)	(14,243)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(1,133)	(1,033)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,352)	(1,280)

Net intangible assets	$165,846	$167,396

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Aggregate amortization expense related to these intangible assets recorded for the three months ended March 31, 2005 and 2004 was $1,550 and $1,550, respectively.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2005	$5,824
2006	$5,513
2007	$5,513
2008	$5,513
2009	$5,513

7. Sale of Investment

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900 resulting in a gain of $2,053 before taxes ($1,355 net of taxes).

8. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	Average Interest Rate	Maturity	March 31, 2005
Senior Secured Revolving Credit Facility	5.50%	2011	$7,000
Senior Secured Term Loan A	5.19%	2011	35,311
Senior Secured Term Loan B	5.20%	2011	146,564
Secured Term Loan	9.34%	2014	19,500
Secured Term Loan	9.36%	2014	14,625

			223,000
Less current maturities			10,000

Total long-term debt			$213,000

9. Derivative Financial Instruments

In November 2002, the Company began utilizing interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. These swap agreements provide for the exchange of variable rate payments for fixed rate payments without the exchange of the underlying notional amounts by agreeing to pay an amount equal to a specified fixed rate of interest times the notional principal amount and to receive in turn an amount equal to a specified variable rate of interest times the same notional amount.

As of March 31, 2005 and December 31, 2004, the Company had interest rate swap agreements with total notional amounts of $85,000, with maturity dates ranging from December 2005 to November 2008.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. The fair value of the derivatives was recorded as a non-current other asset of $606 at March 31, 2005 and as an other long-term liability of $290 at December 31, 2004, resulting in unrealized income of $897 in the quarter. An unrealized gain of $606 ($361 net of tax) and an unrealized net loss of $290 ($172 net of tax) related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss) at March 31, 2005 and December 31, 2004, respectively. No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended.

10. Commitments and Contingencies

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of March 31, 2005, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Zoning approval has been received for the two sites and D&E anticipates that construction will begin in the near future. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5 for the second.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of March 31, 2005 is $12,735. The majority of these tower site leases and the Company’s guarantee will expire between 2011 and 2013. As of March 31, 2005, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

11. Employee Benefit Plans

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

In January 2005, the Centers for Medicare and Medicaid Services issued guidelines to define actuarial equivalence under the regulations. Based on these guidelines, the Company determined that the prescription drug benefits provided under one of its postretirement benefit plans is actuarially equivalent to the benefits provided under Medicare Part D. The Company accounted for the federal subsidy attributable to past services as an actuarial gain, which reduced the accumulated postretirement benefit obligation. This actuarial gain is then amortized in future periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The Company estimates the federal subsidy will reduce the accumulated postretirement benefit obligation by approximately $419 and will reduce the annual postretirement benefit cost by approximately $53.

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service Cost	$662	$545	$10	$41
Interest Cost	928	861	49	82
Expected Return on plan assets	(853)	(868)	(10)	(13)
Amortization of initial net obligation	—	—	5	6
Amortization of prior service cost	(17)	(16)	(25)	—
Amortization of net (gain) loss	394	238	21	21

Net periodic benefit cost	$1,114	$760	$50	$137

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

During the quarter ended March 31, 2005, D&E contributed $500 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates contributing an additional $2,444 to its defined benefit plans in 2005 for a total of $2,944.

12. Business Segment Data

D&E’s business segments are: incumbent rural local exchange carrier (“RLEC”), competitive local exchange carrier (“CLEC”), Internet Services and Systems Integration. Certain amounts for prior years have been reclassified to conform to the current presentation. The measure of profitability that management uses to evaluate performance of our business segments is operating income.

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Segment	2005	2004	2005	2004	2005	2004
RLEC	$24,724	$25,679	$2,440	$2,305	$7,366	$7,501
CLEC	9,275	8,772	525	313	(589)	(890)
Internet Services	3,077	2,464	6	5	(240)	106
Systems Integration	4,876	6,142	6	11	(1,415)	(1,131)
Corporate and Other	887	708	—	—	(505)	(572)
Eliminations	—	—	(2,977)	(2,634)	—	—

Total	$42,839	$43,765	$—	$—	$4,617	$5,014

	Segment Assets
Segment	March 31, 2005	December 31, 2004
RLEC	$479,528	$477,714
CLEC	67,831	67,128
Internet Services	3,598	3,009
Systems Integration	18,819	19,064
Corporate and Other	491,048	479,101
Eliminations	(515,662)	(499,231)

Total	$545,162	$546,785

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended March 31,
	2005	2004
Operating income from reportable segments	$5,122	$5,586
Corporate and other operating loss	(505)	(572)
Equity in net losses of affiliates	(59)	(532)
Interest expense	(3,385)	(4,095)
Gain on investment	2,079	—
Loss on early extinguishment of debt	—	(4,841)
Other, net	922	673

Income (loss) before income taxes and dividends on utility preferred stock	$4,174	$(3,781)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operation. Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2004, as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operation. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

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

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. Segment managers are responsible for operating income, the measure of profitability that management uses to evaluate performance of our business segments. Segment managers are not accountable for other corporate items, such as interest and taxes that are reported below operating income.

As of March 31, 2005, we served 138,494 RLEC access lines, 39,514 CLEC access lines, 10,716 dial-up Internet access subscribers, 13,247 digital subscriber lines (“DSL”) and 929 web hosting customers. For the quarter ended March 31, 2005, we generated total revenues of $42,839 and operating income of $4,617.

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

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and outside plant costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL broadband data service. Our systems integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services.

We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities and costs related to the provision of DSL and dial-up Internet services in our RLEC and CLEC territories. Our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing existing customers on our own facilities and therefore tend to result in incremental revenue or higher margins. We believe that our additional capital expenditures relating to our investment in software and systems will allow us to remain competitive in the marketplace and generally allow for corresponding reductions in operating expenses.

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). To achieve this objective, we will continue to pursue the following goals:

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets by offering competitive communication service packages primarily to business customers. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets.

•	We will deliver multiple communication services such as high-speed data, Voice over Internet Protocol (“VoIP”) and video over copper and fiber networks to meet bandwidth intensive demands of our residential and business customers. We will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced Internet Protocol communication services.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

single provider for all of their communications and data networking needs. Our Managed Service offerings enhance our Systems Integration business by monitoring the performance and reliability of a company’s Internet access, e-mail system and website.

•	We will make efforts to further expand our market share of the broadband and Internet services market by meeting or exceeding the customer service and technical requirements of individual and business customers. We intend to minimize our dial-up Internet access customer base churn, but recognize that as we migrate more customers on to our broadband service we help create that churn.

•	We will offer a broad array of enhanced voice and data communications services to our customers that improve our general customer experience, thereby helping to retain customers.

•	We will continue to make our commitment to customer service a top priority. Our network operations center (“NOC”) provides repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position.

•	We will consider increasing the scale and scope of our business through acquisitions of companies, including other RLECs that strategically fit with our integrated communications strategy. Acquisition targets may include companies that deepen our industry focus, broaden service territories and increase the breadth of our services.

Business Risks

Our primary business risks include the external threats of increased competition and the complex and uncertain regulatory environment in the telecommunications industry and the internal risk of our debt financing, which was primarily incurred in connection with the acquisition of Conestoga in 2002.

•	Risk of increased competition

It is basic policy of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PUC”) to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 (“TA-96”) was discontinued, until Pennsylvania Act 183 of 2004 (“the new Chapter 30”) was enacted on November 30, 2004. The new Chapter 30 law extended the limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by seeking the removal of our rural exemption, entering our territory and using our services and facilities through interconnection agreements to provide local services.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology is eliminating those advantages. The further development of VoIP is changing voice communication to a packet data transmission process, which will place the cable companies in a competitive situation with the telephone companies. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. We are now able to offer video over a portion of our fiber-copper system that is capable of competing with the video services offered by the cable companies. To maintain and grow our voice communication business, we are introducing VoIP offerings into our marketplace. Our VoIP initiatives will drive converged services and networks to produce operational efficiencies in addition to benefiting from the current minimal regulation to which it is subject.

To make the competitive picture even more complex, wireless offerings in voice and data are becoming more capable and competitive, and technology has been developed that could enable electric power transmission companies to compete effectively in the communications industry in the future. Service offerings by telephone, cable and electric power companies in voice, data and video may be similar, and wireless is also a significant provider in voice and data services. All of these factors result in a highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause the telephone companies to lose their competitive edge in their territories and could result in significant inroads into their business.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	We are subject to a complex and uncertain regulatory environment that may require us to alter our business plans and face increased competition.

The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing incumbent local exchange carrier(“ILEC”) operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results yet at the same time present operating benefits to our CLEC business.

The PUC is currently considering changes in intrastate switched access rates and Universal Service Funding (“USF”) reform for independent local exchange carriers in Pennsylvania. The proceeding which began in December 2004, addresses the rates that our RLECs charge to long distance carriers for intrastate toll calls that originate or terminate on our RLECs’ local telephone lines. Our RLECs also receive funding from the Pennsylvania USF, which could be affected by the PUC’s investigation. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

On February 10, 2005, the FCC initiated a proceeding to develop a unified intercarrier compensation regime. This proceeding will likely affect our RLECs, CLECs, long distance and VoIP operations. The FCC is considering various plans that have been submitted to the FCC and has solicited comments from the public concerning those proposals. Most, if not all of these proposals, if adopted would affect the intercarrier compensation revenues and expenses as well as the USF funding that our RLECs receive. We have been active in addressing these proposals through our industry association, the United States Telecom Association (“USTA”). The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. Until the FCC adopts a specific proposal, it is impossible to predict how changes will affect our company.

•	Risk of debt financing

We refinanced our indebtedness in March 2004 and further amended it in November 2004. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. The refinancing also lifted restrictions on the expansion of our CLEC edge-out market and eliminated the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, pursued to manage our balance sheet in order to better achieve our business plan, decreases the risks associated with our indebtedness. However, our indebtedness of approximately $223,000 as of March 31, 2005 could restrict our operations because:

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

Results of Operations

The following table is a summary of our operating results by segment for the three months ended March 31, 2005 and 2004. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income.

Three months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
March 31, 2005
Revenues – External	$24,724	$9,275	$3,077	$4,876	$887	$—	$42,839
Revenues – Intercompany	2,440	525	6	6	—	(2,977)	—

Total Revenues	27,164	9,800	3,083	4,882	887	(2,977)	42,839

Depreciation and Amortization	7,466	1,135	325	448	276	—	9,650
Other Operating Expenses	12,332	9,254	2,998	5,849	1,116	(2,977)	28,572

Total Operating Expenses	19,798	10,389	3,323	6,297	1,392	(2,977)	38,222

Operating Income (Loss)	$7,366	$(589)	$(240)	$(1,415)	$(505)	$—	$4,617

March 31, 2004
Revenues – External	$25,679	$8,772	$2,464	$6,142	$708	$—	$43,765
Revenues – Intercompany	2,305	313	5	11	—	(2,634)	—

Total Revenues	27,984	9,085	2,469	6,153	708	(2,634)	43,765

Depreciation and Amortization	7,668	1,060	249	498	226	—	9,701
Other Operating Expenses	12,815	8,915	2,114	6,786	1,054	(2,634)	29,050

Total Operating Expenses	20,483	9,975	2,363	7,284	1,280	(2,634)	38,751

Operating Income (Loss)	$7,501	$(890)	$106	$(1,131)	$(572)	$—	$5,014

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Consolidated revenues decreased $926, or 2.1%, to $42,839 for the quarter ended March 31, 2005, from $43,765 for the same period in 2004. The decrease was primarily due to decreases of approximately $501 in network access, $539 long distance, $599 communication product sales and $241 of services. These decreases were partially offset by gains of $354 in local telephone service, $222 of directory revenues and $383 of DSL revenue.

Consolidated income decreased $397, to $4,617, for the first quarter of 2005, from $5,014 in the same period of 2004. Operating income as a percentage of revenue decreased to 10.8% in the first quarter of 2005 compared to 11.5% in the same period of 2004. The decrease was from the decline in operating revenue offset by a decline in costs. These decreases were offset by cost increases, including wage and benefits costs of $540, professional and consulting services of $376 and directory expense of $130. Costs decreased from a reduction of $540 in cost of products sold, $137 in postage & courier expense, $217 in direct cost of services and network access expenses, $316 in contracted billing service expense, $51 in depreciation and approximately $373 in other general and administration expenses.

Other income and expense was a net expense of $443 in the first quarter of 2005 compared to a net expense of $8,795 for the same period in 2004.

•	We discontinued recognizing equity losses from our Polish affiliate after the fourth quarter of 2004 which resulted in our equity in the losses of our European affiliates decreasing to $59 in the first quarter of 2005 from $532 in the same period of 2004.

•	Interest expense decreased to $3,385 in the first quarter of 2005, compared to $4,095 in the same period of 2004 as a result of refinancing the debt at lower interest rates and lower principal balances outstanding.

•	A gain on investment from the sale of our interest in PenTeleData added $2,053 of income to 2005 with no similar transaction in the prior year.

•	A $4,841 loss on early extinguishment of debt was incurred in 2004 as a result of refinancing our long-term debt on March 5, 2004. The expense included a one-time non-cash charge of $4,628 from writing off deferred financing costs related to the May 2002 credit facility and $213 of one-time cash expense related to bank fees incurred to arrange the refinanced credit facility which were not eligible for capitalization.

•	Other, net was income of $948 in 2005 compared to income of $673 in 2004 primarily from an increase of $180 in the patronage dividend received as a borrower from a cooperative bank. Other, net also included $250 of principal repayment collected in 2005 on the note received from the sale of assets of Conestoga Wireless and $153 of interest income received in 2004. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has not been recognized as an asset on our balance sheet.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Income taxes were $1,270 in the first quarter of 2005 compared to a benefit of $1,541 for the same period in 2004. The gain on the sale of investment in 2005 was not fully subject to state income tax and therefore partially accounts for a lower effective tax rate in the current year. Our net income was $2,888, or $0.20 per share, in the first quarter of 2005 compared to a net loss of $2,256, or $0.15 per share, in the first quarter of 2004.

RLEC Segment Results

	Three months ended March 31,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$8,233	$8,385	$(152)	(1.8)
Network Access	13,548	14,074	(526)	(3.7)
Other	5,383	5,525	(142)	(2.6)

Total Revenues	27,164	27,984	(820)	(2.9)

Depreciation and Amortization	7,466	7,668	(202)	(2.6)
Other Operating Expenses	12,332	12,815	(483)	(3.8)

Total Operating Expenses	19,798	20,483	(685)	(3.3)

Operating Income	$7,366	$7,501	$(135)	(1.8)

Access Lines at March 31	138,494	142,118	(3,624)	(2.5)

RLEC segment revenues decreased $820, or 2.9%, to $27,164 in the three months ended March 31, 2005, from $27,984 in the three months ended March 31, 2004. Decreases of $152 in local telephone service were related to fewer access lines. Access revenue decreased $526 from lower minutes of use and certain rate decreases offset by $259 increased intercompany DSL revenues. Both local telephone service and network access revenues were affected positively from growth in the number of dedicated data circuits and leased facilities. Long distance revenues decreased $193 and revenue from inter-segment billing and collection services were down $284. Since November 2004, expenses for preparation of customer billing are charged directly to each segment. Prior to November 2004, all expenses were recorded in D&E Telephone Company and then recorded as inter-segment billing and collection revenue. Directory revenue increased $217 and other revenues increased $117 over the first quarter of 2004.

RLEC operating expenses decreased $685, or 3.3%, to $19,798 in the first quarter of 2005, from $20,483 in the same period of the prior year. A wage and benefit increase of $381 was more than offset by decreases of $350 for contracted billing services, $202 in depreciation partially related to a depreciation study recommendation to extend certain asset lives, $260 in network access expenses, and other decreases in directory, postage and courier, and insurance expenses. The result of the depreciation study was generally to extend the life of outside plant, switching equipment and computer assets offset by a decrease in the estimated lives of buildings and vehicles.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended March 31,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$3,169	$2,677	$492	18.4
Network Access	2,066	1,588	478	30.1
Long Distance	4,365	4,704	(339)	(7.2)
Other	200	116	84	72.4

Total Revenues	9,800	9,085	715	7.9

Depreciation and Amortization	1,135	1,060	75	7.1
Other Operating Expenses	9,254	8,915	339	3.8

Total Operating Expenses	10,389	9,975	414	4.2

Operating Loss	$(589)	$(890)	$301	(33.8)

Access Lines at March 31	39,514	35,578	3,936	11.1

CLEC segment revenues increased $715, or 7.9%, to $9,800 in the three months ended March 31, 2005, from $9,085 in the three months ended March 31, 2004. The increase was related to the addition of access lines for new customers and growth in the number of dedicated data circuits, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $339 due to increased competition and continued pressure on the rate per minute from external sources such as wireless carriers and VoIP providers. We anticipate the rate per minute will continue to decrease as these external competitors continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment increased $414, or 4.2%, to $10,389 in the first quarter of 2005, from $9,975 in the same period of 2004. Direct cost of operations increased primarily from additional customers resulting in increased wages and benefits, depreciation and network access expenses offset by cost reductions in customer billing expenses resulting from completion of the billing conversion during the fourth quarter of 2004. The increase in network access expense is offset by initial savings of expenses achieved from the implementation of a new agreement to provide a least cost routing service for completion of long distance calls.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Internet Services Segment Results

	Three months ended March 31,
	2005	2004	Change	% Change
Revenues	$3,083	$2,469	$614	24.9

Depreciation and Amortization	325	249	76	30.5
Other Operating Expenses	2,998	2,114	884	41.8

Total Operating Expenses	3,323	2,363	960	40.6

Operating Income (Loss)	$(240)	$106	$(346)	(326.4)

Customers at March 31
DSL	13,247	8,030	5,217	65.0
Dial-up Access	10,716	12,790	(2,074)	(16.2)
Web-hosting Services	929	849	80	9.4

Internet Services segment revenues increased $614, or 24.9%, to $3,083 in the three months ended March 31, 2005, from $2,469 in the three months ended March 31, 2004. The increase resulted from additional DSL customers and included approximately $170 of DSL revenue recorded as CLEC revenue in the prior year. Revenue per DSL customer declined as a result of temporary promotional rates for new customers and the introduction of lower priced levels of DSL service.

Operating expenses for the Internet Services segment increased $960, or 40.6%, to $3,323 in the first quarter of 2005, from $2,363 in the same period of 2004. The direct cost of operations increase included a wage and benefits increase of $175 partially related to planning the initiation of the new VoIP phone service while direct cost of services increased $493 primarily from the increased number of customers and partially from the CLEC wholesale charge beginning in 2005. Depreciation increased as a result of more assets being employed and management fees increased by $96 as the Internet segment began carrying a larger percentage of corporate overhead in 2005, as a result of our annual update to the formula that allocates overhead to the segments.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Systems Integration Segment Results

	Three months ended March 31,
	2005	2004	Change	% Change
Revenues	$4,882	$6,153	$(1,271)	(20.7)

Depreciation and Amortization	448	498	(50)	(10.0)
Other Operating Expenses	5,849	6,786	(937)	(13.8)

Total Operating Expenses	6,297	7,284	(987)	(13.6)

Operating Loss	$(1,415)	$(1,131)	$(284)	25.1

Systems Integration segment revenues decreased $1,271, or 20.7%, to $4,882 in the three months ended March 31, 2005, from $6,153 in the three months ended March 31, 2004. The decrease consisted of $496 in communication services revenue related to a reduction in project hours worked for several large customers and certain price reductions. A decrease of $775 in telecommunications and computer equipment sales was split approximately equally between voice and data products. In 2005, we have organized sales, operations and financial planning under one vice president to improve team focus on providing solutions for our business customers.

Operating expenses for the Systems Integration segment decreased $987, or 13.6%, to $6,297 in the first quarter 2005, from $7,284 in the same period of 2004. The major expense variance was a decrease of approximately $311 in wages and subcontractor services and a decrease of $591 in material costs. Cost of products sold decreased more directly in proportion to revenue declines while labor decreases occurred later in 2004.

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

	Three months ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$9,562	$12,444
Investing activities	(4,766)	(4,846)
Financing activities	(7,095)	(1,397)

Net cash provided by operating activities was $9,562 in the three months ended March 31, 2005, compared with $12,444 in the same period of 2004. Net cash provided by operating activities in the three months ended March 31, 2005 was primarily attributable to the net income plus non-cash expenses for depreciation and amortization and an increase in accounts payable and accrued liabilities offset by the gain on investments and the increase in prepaid expenses. The primary reason for the decrease from 2004 to 2005 was the collection of an income tax refund of $3,065 in 2004 and no refund collected in 2005.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Net cash used in investing activities was $4,766 in the three months ended March 31, 2005, compared with net cash of $4,846 used in the same period of 2004. Capital additions in the first three months of 2005 were primarily for information technology upgrades of approximately $2,465, communications network enhancements of approximately $3,345 and outside plant expansion totaling approximately $1,366. Investing activities included a cash receipt of $2,900 from the sale of our interest in PenTeleData in February 2005 with no similar receipt in 2004. In the first quarter of 2005, principal payments of $250 were received on the note, which was part of the sale price for the Conestoga Wireless assets. We expect to receive additional principal payments of $1,125 on this note during the remainder of 2005.

Net cash used in financing activities was $7,095 in the three months ended March 31, 2005, compared with $1,397 of net cash used in the same period of 2004. In the three months of 2005, payment of dividends of $1,703 was a slight decrease in use of funds from dividends paid in the first quarter of the prior year as a result of treasury shares purchased in August 2004. Long-term debt payments were $5,500 in the three months ended March 31, 2005, including a $3,000 voluntary prepayment made on March 14, 2005. The long-term debt refinancing on March 5, 2004 was the significant financing activity in 2004 with proceeds of $200,000, of which $197,710 was used to repay the original loan and $1,902 to pay new debt issuance costs.

External Sources of Capital at March 31, 2005

As of March 31, 2005, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $35,311), Term Loan B (a $150,000 single draw 8.5-year senior term loan with a remaining balance of $146,564) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 ($18,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired their long-term loans of $35,000 (single draw loans with a remaining balance of $34,125), which were transferred to D&E Communications under the same terms as part of the March 2004 refinancing.

The Term Loan A requires interest payments with increasing quarterly principal payments, which began in the first quarter of 2004 and continue through the second quarter of 2011. The Term Loan B requires interest payments with small quarterly principal payments, which began in the first quarter of 2004 and continue through 2010 and four large quarterly payments in 2011. The revolving credit facility requires interest only payments until December 31, 2006 when the commitment will be reduced from $25,000 to $15,000 until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at the U.S. prime rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.00% or at one, two, three or six month LIBOR rates plus 2.00%, regardless of the Company’s leverage ratio. A commitment fee of 0.50% must be paid on the unused portion of the revolving credit facility. The fixed interest rate loans of $35,000 transferred from Conestoga required interest only payments until the first quarter of 2005 and equal quarterly principal payments from the first quarter of 2005 through the fourth quarter of 2014.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of March 31, 2005, we had no other unsecured lines of credit. As of March 31, 2005, $18,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 55.4% at March 31, 2005 from 56.3% at December 31, 2004 due to our long-term debt principal repayments.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2005, other than for operations, include capital expenditures, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On April 28, 2005, we declared a quarterly common stock dividend of $0.125 per share payable on June 15, 2005, to holders of record on June 1, 2005. We expect that this dividend will result in an aggregate payment of approximately $1,800. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of March 31, 2005, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Zoning approval has been received for the two sites and we anticipate that construction will begin in the near future. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5 for the second.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of March 31, 2005 is $12,735. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of March 31, 2005, D&E has recorded a liability for the lease guarantees of $3,200. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

We hold a 33% interest in EuroTel and a 28.88% direct interest in Pilicka, both of which we account for under the equity method of accounting. Pilicka recognized an asset impairment late in 2004 requiring us to recognize a $1,068 loss in December 2004 for our equity share of the impairment. Since we and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, we each have written down our investment in Pilicka to zero and discontinued recognizing our equity share of their ongoing losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of our investment in EuroTel was written down as an other-than-temporary loss on investment of $1,057 in December 2004. Neither the assets nor the liabilities of EuroTel or Pilicka are presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, funds for its operating cash needs. In the three months ended March 31, 2005, D&E made advances of $50 to EuroTel and we expect that our total 2005 advances will be less than $500 in the aggregate.

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

We have identified the following critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through the National Exchange Carrier Association, Inc. (NECA). These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first three months of 2005 and 2004, we have not recorded significant adjustments to our revenues as a result of our participation in these pools.

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

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Impairment of Goodwill and Indefinite-Lived Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be subject to at least an annual assessment for impairment and between annual tests in certain circumstances by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. An impairment assessment was completed as of April 30, 2004 and did not result in an impairment charge for goodwill and indefinite-lived intangibles. Significant judgment is required to determine the fair value of reporting units, the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit. If forecasts and assumptions used in the assessment analysis, change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “ Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and accordingly the Company expects to adopt FIN 47 in December 2005. The Company is currently evaluating the impact of this accounting interpretation on its results of operations, financial position and cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance based on the SEC staff views regarding the implementation of SFAS 123R.

On April 21, 2005, the SEC delayed the effective date of SFAS 123R. D&E expects to adopt SFAS 123R in January 2006 and will apply the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The convergence of voice and data communication technologies is dramatically changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology is eliminating those advantages. The development of VoIP is changing voice communication to a packet data transmission process. This enables cable companies, ISPs and new start-ups who need no facilities whatsoever, to compete with telephone companies for voice services and phone features like voicemail and unified communications. Furthermore, uncertainty in the regulation of VoIP offerings at this time, places VoIP at a regulatory advantage over legacy telephone services. Currently, two recent FCC rulings have defined the regulatory status of VoIP as an information service subject to minimal regulation by the FCC rather than state commission regulation. Due to the contentious nature of the recent FCC decisions regarding VoIP, the FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. It is unknown at this time when the FCC will act on this proposal or what effects any changes may have on the results of our operations or financial conditions.

Adding to the complexity of the competitive environment, wireless offerings in voice and data are becoming increasingly competitive; and technology has been developed that could enable electric power transmission companies to compete in the communications industry in the future. Service offerings of telephone, cable and electric power companies in voice, data and video may be similar, while wireless is a significant provider in voice and data. In addition, the FCC is taking additional steps to further increase the amount of competition in the marketplace. The FCC has implemented local number portability when switching end users between carriers, without regard to whether the new carrier is a wireline or wireless service provider. The implementation of wireless number portability

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

could negatively impact our RLEC operations, as customers are now able to transfer their telephone numbers to a wireless carrier. The FCC also initiated a Notice of Proposed Rulemaking proposing changes to certain technical rules that would foster broadband deployment using the capabilities of the nation’s power grid. All of these developments will result in an even more highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause telephone companies to lose their competitive edge in their territories and, consequently, result in significant inroads into their core telephone/voice business.

In April 2004, the 9th Circuit Court of Appeals refused to review its previous decision that cable modem service was in part a telecommunications service. In its previous decision, the 9th Circuit determined that the FCC was wrong when it classified cable modem service as an information service. The 9th Circuit granted a stay of its decision pending Supreme Court review. The Supreme Court heard arguments in March 2005 but has yet to render a decision. As telecommunications service providers, cable operators may have to make their networks available to other ISPs and also may have to contribute to the Universal Service fund. This development could result in negative impacts on our cable TV operation to the extent we offer cable modem service. It would, however, allow our DSL services to compete on a more level playing field with cable modem service.

We are subject to a complex and uncertain regulatory environment that may require us to alter our business plans and face increased competition.

The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results yet at the same time present operating benefits to our CLEC business.

The PUC is currently considering changes in intrastate switched access rates and USF reform for independent local exchange carriers in Pennsylvania. The proceeding, which began in December 2004, addresses the rates that our RLECs charge to long distance carriers for intrastate toll calls that originate or terminate on our RLECs’ local telephone lines. Our RLECs also receive funding from the Pennsylvania USF, which could be affected by the PUC’s investigation. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

On February 10, 2005, the FCC initiated a proceeding to develop a unified intercarrier compensation regime. This proceeding will affect our RLECs, CLECs, long distance and VoIP operations. The FCC is considering various plans that have been submitted to the FCC and has solicited comments from the public concerning those proposals. Most, if not all of these proposals, if adopted would affect the intercarrier compensation revenues and expenses as well as the USF funding

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

that our RLECs receive. We have been active in addressing these proposals through our industry association, the USTA. The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. Until the FCC adopts a specific proposal, it is impossible to predict how changes will affect our company.

Our indebtedness could restrict our operations and ability to make acquisitions.

As of March 31, 2005, we had approximately $223,000,000 of total indebtedness, including current maturities, most of which was incurred in connection with the Conestoga acquisition. We will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. Additionally, our level of indebtedness may make us more vulnerable to economic or industry downturns and competitive pressures. The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things;

•	incur more indebtedness;

•	pay dividends over $10 million annual limit, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	wireless service providers, including Cingular Wireless, Verizon Wireless, Sprint PCS, Nextel, Immix and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Adelphia, Comcast, Pencor Services, Atlantic Broadband LLC and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T, Sprint, MCI and Verizon Communications;

•	systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.; and

•	electric power companies as possible competitors in the future.

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

On December 15, 2004, the FCC adopted rules limiting ILEC unbundling obligations in order to provide incentives for both ILECs and CLECs to invest in the telecommunications market in a way that best allows for innovation and sustainable competition. The new rules eliminate mass market switching as an unbundled network element and limit the availability of high-capacity loops and

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

dedicated interoffice transport as unbundled network elements to CLECs. The new rules will have an adverse impact on our CLECs because they purchase unbundled switching from ILECs. Although Verizon has indicated that they will continue to offer unbundled switching on a commercial contract basis, our CLECs will most likely receive less favorable terms and conditions in the commercial contract than they received prior to commercial contracts. We are currently determining the financial impact of this rule change on our CLECs.

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

We have 80 employees covered by a collective bargaining agreement, which expires on May 9, 2005. As part of ongoing negotiations, the parties have agreed to a short extension of the expiration date of the existing agreement. We cannot provide assurance that we will be successful in entering into a new agreement. Unsuccessful negotiations could potentially have a negative impact on future operations.

The Systems Integration Segment could be affected by the overall economic climate and the concentration of business among a few customers.

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

We have continuing involvement in the Conestoga Wireless segment after its sale, which may adversely affect the continuing operations of the business.

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. There has been no significant change in the risk during 2005. As of March 31, 2005, and December 31, 2004 our debt can be categorized as follows:

	March 31, 2005	December 31, 2004
Fixed interest rates:
Secured Term Loans	$34,125	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	7,000	10,000
Senior Secured Term Loans	181,875	183,500

	$223,000	$228,500

As part of our loan covenant conditions, we have arranged interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of March 31, 2005, our debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for three years through interest rate swaps	$35,000	5.05%	$35,000
Rates fixed for four years through interest rate swaps	35,000	5.49%	35,000
Rates fixed for four years through interest rate swaps	15,000	5.98%	15,000
Fixed rate debt, rates fixed for twelve years	34,125	9.35%	40,084

Total fixed rate debt, 53%	119,125	6.53%	125,084
Variable rate debt, 47%	103,875	5.06%	103,875

	$223,000		$228,959

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $519 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in interest expense of approximately $519 for each 50 basis point decrease in rates.

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value of Asset
12/04/02 to 12/04/05	$35,000	6.93%	4.56%	$136
11/25/02 to 11/25/06	$35,000	7.23%	4.50%	$278
11/25/04 to 11/25/08	$15,000	5.98%	4.89%	$193

If interest rates rise above the rates fixed by these swaps, we could realize other comprehensive income of $425 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other comprehensive expense of approximately $425 for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of March 31, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There have been no changes in our internal controls that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. There is also an annual limitation of $10,000 on the payment of dividends.

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

D&E Communications, Inc.

Date: May 9, 2005

	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: May 9, 2005
	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer