Form 10-Q
period 2005-06-30
D&E COMMUNICATIONS INC
filed 2005-08-09
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, par value $0.16 per share	14,313,875 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES
Communication service revenues	$40,659	$40,325	$80,296	$80,384
Communication products sold	2,701	2,969	5,118	5,985
Other	682	841	1,467	1,531

Total operating revenues	44,042	44,135	86,881	87,900

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	17,269	16,267	33,542	31,851
Cost of communication products sold	1,997	2,406	3,789	4,825
Depreciation and amortization	9,731	9,918	19,381	19,619
Marketing and customer services	3,745	4,166	7,460	8,147
General and administrative services	6,476	6,187	13,268	13,253

Total operating expenses	39,218	38,944	77,440	77,695

Operating income	4,824	5,191	9,441	10,205

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(54)	(318)	(113)	(850)
Interest expense, net of interest capitalized	(3,436)	(3,396)	(6,821)	(7,491)
Gain (loss) on investment	(10)	—	2,043	—
Loss on early extinguishment of debt	—	—	—	(4,841)
Other, net	748	320	1,696	993

Total other income (expense)	(2,752)	(3,394)	(3,195)	(12,189)

Income (loss) before income taxes and dividends on utility preferred stock	2,072	1,797	6,246	(1,984)

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	688	547	1,958	(994)
Dividends on utility preferred stock	17	17	33	33

Total income taxes and dividends on utility preferred stock	705	564	1,991	(961)

NET INCOME (LOSS)	$1,367	$1,233	$4,255	$(1,023)

Weighted average common shares outstanding (basic)	14,296	15,564	14,285	15,557
Weighted average common shares outstanding (diluted)	14,298	15,631	14,303	15,557

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) per common share	$0.10	$0.08	$0.30	$(0.07)

Dividends per common share	$0.13	$0.13	$0.25	$0.25

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,835	$8,517
Accounts receivable, net of reserves of $742 and $1,024	16,354	16,570
Inventories, lower of cost or market, at average cost	3,547	3,523
Prepaid expenses	9,013	8,466
Other	3,231	2,465

TOTAL CURRENT ASSETS	34,980	39,541

INVESTMENTS
Investments in and advances to affiliated companies	54	52

PROPERTY, PLANT AND EQUIPMENT
In service	343,917	335,883
Under construction	16,963	8,768

	360,880	344,651
Less accumulated depreciation	177,505	162,078

	183,375	182,573

OTHER ASSETS
Goodwill	149,017	149,032
Intangible assets, net of accumulated amortization	164,345	167,396
Other	7,712	8,191

	321,074	324,619

TOTAL ASSETS	$539,483	$546,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$10,000	$10,000
Accounts payable and accrued liabilities	22,088	18,701
Accrued taxes	277	1,819
Accrued interest and dividends	1,695	1,683
Advance billings, customer deposits and other	9,967	11,585

TOTAL CURRENT LIABILITIES	44,027	43,788

LONG-TERM DEBT	210,500	218,500

OTHER LIABILITIES
Deferred income taxes	85,319	86,402
Other	20,687	20,530

	106,006	106,932

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000	2,549	2,542
Outstanding shares: 14,312 at June 30, 2005 and 14,268 at December 31, 2004
Additional paid-in capital	160,644	160,255
Accumulated other comprehensive income (loss)	(6,274)	(6,574)
Retained earnings	39,202	38,513
Treasury stock at cost, 1,640 shares at June 30, 2005 and December 31, 2004	(18,617)	(18,617)

	177,504	176,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$539,483	$546,785

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$17,376	$23,870

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(15,424)	(9,802)
Collection of note receivable	750	—
Proceeds from sale of investment	2,900	—
Increase in investments and advances to affiliates	(115)	(384)
Decrease in investments and repayments from affiliates	—	134

Net Cash Used In Investing Activities	(11,889)	(10,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,408)	(3,727)
Payments on long-term debt	(8,000)	(211,978)
Proceeds from long-term debt financing	—	200,000
Payment of debt issuance costs	—	(1,971)
Proceeds from issuance of common stock	239	192

Net Cash Used In Financing Activities from Continuing Operations	(11,169)	(17,484)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,682)	(3,666)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	8,517	12,446

END OF PERIOD	$2,835	$8,780

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2005 and 2004

(in thousands)

(Unaudited)

	2005		2004
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,908	$2,542	15,854	$2,533
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans	44	7	26	4

Balance at June 30	15,952	2,549	15,880	2,537

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		160,255		159,515
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans		389		344

Balance at June 30		160,644		159,859

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(6,574)		(4,865)
Unrealized gain on derivative financial instruments, net of tax		300		820

Balance at June 30		(6,274)		(4,045)

RETAINED EARNINGS
Balance at beginning of year		38,513		48,693
Net income (loss)		4,255		(1,023)
Dividends on common stock: $0.25 per share for each period		(3,566)		(3,884)

Balance at June 30		39,202		43,786

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(307)	(5,282)
Treasury stock acquired	—	—	—	—

Balance at June 30	(1,640)	(18,617)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	14,312	$177,504	15,573	$196,855

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,367	$1,233	$4,255	$(1,023)
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of ($157), $744, $206 and $560	(233)	1,089	300	820

Total comprehensive income	$1,134	$2,322	$4,555	$(203)

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly-owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as D&E or the Company.

The accompanying financial statements are unaudited and have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results for the year ended December 31, 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,367	$1,233	$4,255	$(1,023)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	25	—	54	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(35)	(12)	(93)	(25)

Pro forma net income (loss)	$1,357	$1,221	$4,216	$(1,048)

Basic income (loss) per share:
As reported	$0.10	$0.08	$0.30	$(0.07)
Pro forma	$0.09	$0.08	$0.30	$(0.07)
Diluted income (loss) per share:
As reported	$0.10	$0.08	$0.30	$(0.07)
Pro forma	$0.09	$0.08	$0.29	$(0.07)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In 2002, the fair value of options granted and options converted in connection with the Company’s acquisition of Conestoga Enterprises, Inc. was $7.20 per share. In March 2005, 10,000 fully vested stock options were issued to the Company’s new Chief Executive Officer, hired on March 16, 2005. The stock options have an exercise price of $9.92 per share, the market price at the date of the grant, and a fair value of $3.13 per share. Employee Stock Purchase Plan purchases were made each month at a 10% discount from market price. The fair value of stock options and share purchases is estimated using the Black-Scholes option price model with the following assumptions.

	Option Plans	Stock Purchase Plan
Dividend yield	2.55 - 5.05%	4.28%
Expected life	5 years	0.16 years
Expected volatility	50.06 - 60.30%	10.00%
Risk Free interest rate	4.18 - 4.47%	1.00%

There were 47,400 performance-restricted shares of common stock awarded in the six months ended June 30, 2005. A performance-restricted share entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goals are not met, no performance-restricted shares will be earned by the participant. If the performance goals are fully achieved, 100% of the performance-restricted shares will be earned by the participant. During the performance period, each performance-restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance-restricted shares. At the end of the vesting period, any performance-restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. We accrue compensation cost related to these performance-restricted shares based upon the probability that the conditions to receive these shares are met. During the six months ended June 30, 2005, there were 2,297 fully-vested shares of common stock issued to employees of the Company. The expense related to the performance-restricted and fully-vested shares was $91 for the six months ended June 30, 2005. No shares were awarded in the first six months of 2004.

3.    Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to determine. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “ Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005, and accordingly the Company expects to adopt FIN 47 in December 2005. The Company is currently evaluating the impact of this accounting interpretation on its financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance based on the SEC staff views regarding the implementation of SFAS 123R.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

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

4.    Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed conversions of employee stock options. Options to purchase 96,916, 59,500, 86,312, and 256,915 shares for the three and six months ended June 30, 2005 and 2004, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. The following table shows how earnings per share were computed for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,367	$1,233	$4,255	$(1,023)

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,296	15,564	14,285	15,557

Net income (loss) per common share	$0.10	$0.08	$0.30	$(0.07)

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,296	15,564	14,285	15,557
Incremental shares from assumed stock option exercises (thousands)	2	67	18	—

Adjusted weighted average shares outstanding (thousands)	14,298	15,631	14,303	15,557

Net income (loss) per common share	$0.10	$0.08	$0.30	$(0.07)

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Pilicka recognized an asset impairment late in 2004 requiring D&E to recognize a $1,068 loss in the fourth quarter of 2004 for its equity share of the impairment. Since D&E and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, both have written down their investment in Pilicka to zero and discontinued recognizing their equity share of Pilicka’s losses. Beginning with the three months ended June 30, 2005, Pilicka generated a net income. D&E will recognize its share of such income only after it exceeds its share of the unrecognized Pilicka losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of D&E’s investment in EuroTel was written down as an other-than-temporary loss on investment of $1,057 in the fourth quarter of 2004.

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

The summarized results of the operations of EuroTel were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$—	$—	$—	$—
Net loss	(163)	(189)	(340)	(942)
D&E’s share of loss	(54)	(63)	(113)	(314)

The summarized results of operations of Pilicka were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$3,029	$2,778	$6,264	$5,393
Net income (loss)	302	(478)	301	(1,049)
D&E’s share of loss	—	(138)	—	(303)
Investment amortization	—	(117)	—	(233)
Total loss	—	(255)	—	(536)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

6.    Intangible Assets

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	June 30, 2005	December 31, 2004
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(16,999)	(14,243)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(1,200)	(1,033)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,408)	(1,280)

Net intangible assets	$164,345	$167,396

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the RLEC segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and six months ended June 30, 2005 and 2004 was $1,501, $1,549, $3,051 and $3,099 respectively.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2005	$5,824
2006	$5,513
2007	$5,513
2008	$5,513
2009	$5,513

7.    Sale of Investment

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900 resulting in a gain of $2,043 before taxes ($1,348 net of taxes).

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

8.    Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	Average Interest Rate	Maturity	June 30, 2005
Senior Secured Revolving Credit Facility	5.90%	2011	$7,000
Senior Secured Term Loan A	6.06%	2011	34,061
Senior Secured Term Loan B	5.52%	2011	146,189
Secured Term Loan	9.34%	2014	19,000
Secured Term Loan	9.36%	2014	14,250

			220,500
Less current maturities			10,000

Total long-term debt			$210,500

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

As of June 30, 2005 and December 31, 2004, the Company had interest rate swap agreements with total notional amounts of $110,000 and $85,000, respectively, with maturity dates ranging from December 2005 to August 2009. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in Interest Expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within Other Income (Expense). The fair value of the derivatives was recorded as a non-current other asset of $216 at June 30, 2005 and as an other long-term liability of $290 at December 31, 2004, resulting in unrealized income of $506 in the six months ended June 30, 2005. An unrealized gain of $216 ($128 net of tax) and an unrealized net loss of $290 ($172 net of tax) related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss) at June 30, 2005 and December 31, 2004, respectively. No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

10.    Commitments and Contingencies

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of June 30, 2005, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Construction has begun at both sites and it is estimated that they will be completed during the fourth quarter of 2005. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5 for the second.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2005 is $12,311. The majority of these tower site leases and the Company’s guarantee will expire between 2011 and 2013. As of June 30, 2005, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, then at such time, a default would occur on Keystone Wireless’ $10,000 note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the $10,000 note would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

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

In January 2005, the Centers for Medicare and Medicaid Services issued guidelines to define actuarial equivalence under the regulations. Based on these guidelines, the Company determined that the prescription drug benefits provided under one of its postretirement benefit plans is actuarially equivalent to the benefits provided under Medicare Part D. The Company accounted for the federal subsidy attributable to past services as an actuarial gain, which reduced the accumulated postretirement benefit obligation. This actuarial gain is then amortized in future periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The Company estimates the federal subsidy will reduce the accumulated postretirement benefit obligation by approximately $419 and will reduce the annual postretirement benefit cost by approximately $53. This reduction was first reflected in the Company’s financial statements in the first quarter of 2005.

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$624	$587	$10	$41
Interest cost	884	901	49	82
Expected return on plan assets	(847)	(868)	(10)	(13)
Amortization of initial net obligation	—	—	5	6
Amortization of prior service cost	(17)	(18)	(25)	—
Amortization of net (gain) loss	344	274	21	21

Net periodic benefit cost	$988	$876	$50	$137

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1,286	$1,132	$20	$82
Interest cost	1,812	1,762	98	164
Expected return on plan assets	(1,700)	(1,736)	(20)	(26)
Amortization of initial net obligation	—	—	10	12
Amortization of prior service cost	(34)	(34)	(50)	—
Amortization of net (gain) loss	738	512	42	42

Net periodic benefit cost	$2,102	$1,636	$100	$274

During the six months ended June 30, 2005, D&E contributed $1,250 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates contributing an additional $1,694 to its defined benefit plans in 2005 for a total of $2,944.

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Segment	2005	2004	2005	2004	2005	2004
RLEC	$25,334	$25,476	$2,183	$2,358	$7,856	$7,273
CLEC	9,344	9,014	675	313	(610)	(741)
Internet Services	3,210	2,572	7	6	(360)	(5)
Systems Integration	5,311	6,230	9	13	(1,582)	(1,189)
Corporate and Other	843	843	—	—	(480)	(147)
Eliminations	—	—	(2,874)	(2,690)	—	—

Total	$44,042	$44,135	$—	$—	$4,824	$5,191

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Segment	2005	2004	2005	2004	2005	2004
RLEC	$50,058	$51,155	$4,623	$4,663	$15,222	$14,774
CLEC	18,619	17,786	1,200	626	(1,199)	(1,631)
Internet Services	6,287	5,036	13	11	(600)	101
Systems Integration	10,187	12,372	15	24	(2,997)	(2,320)
Corporate and Other	1,730	1,551	—	—	(985)	(719)
Eliminations	—	—	(5,851)	(5,324)	—	—

Total	$86,881	$87,900	$—	$—	$9,441	$10,205

	Segment Assets
Segment	June 30, 2005	December 31, 2004
RLEC	$445,004	$446,277
CLEC	67,667	67,128
Internet Services	3,790	3,009
Systems Integration	18,843	19,064
Corporate and Other	457,123	447,663
Eliminations	(452,944)	(436,356)

Total	$539,483	$546,785

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating income from reportable segments	$5,304	$5,338	$10,426	$10,924
Corporate and other operating loss	(480)	(147)	(985)	(719)
Equity in net losses of affiliates	(54)	(318)	(113)	(850)
Interest expense	(3,436)	(3,396)	(6,821)	(7,491)
Gain (loss) on investment	(10)	—	2,043	—
Loss on early extinguishment of debt	—	—	—	(4,841)
Other, net	748	320	1,696	993

Income (loss) before income taxes and dividends on utility preferred stock	$2,072	$1,797	$6,246	$(1,984)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements. These forward-looking statements involve certain risks and uncertainties, including, but are not limited to:

•	changes in the competitive and technological environment in which we operate;

•	our ability to fund necessary investment in plant and equipment to remain competitive;

•	our current level of debt financing;

•	our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions;

•	government and regulatory policies at both the federal and state levels; and

•	reductions in rates or call volume that is subject to access charges.

You should understand that various factors, in addition to those discussed in the section titled “Factors Affecting Our Prospects” and elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

condensed consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2004, as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

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

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income because individual segment managers are not accountable for such items as interest and taxes that are reported below operating income.

As of June 30, 2005, we served 136,929 RLEC access lines, 39,381 CLEC access lines, 10,082 dial-up Internet access subscribers, 14,993 digital subscriber lines (“DSL”) and 929 web hosting customers. For the quarter ended June 30, 2005, we generated total revenues of $44.0 million, operating income of $4.8 million and net income of $1.4 million.

Historically, we have derived a majority of our revenues from the regulated RLEC segments. The RLEC segment accounted for approximately 58% of total 2004 revenues and substantially all of our operating income. Our RLEC revenue is derived primarily from local telephone service, network access charges, enhanced telephone services and regional toll service. Our CLEC focuses primarily on businesses, and revenue is derived primarily from local telephone service, network access charges, enhanced telephone services and long distance service revenue. Our Internet Services revenue is derived from dial-up and high-speed Internet access services, in addition to web hosting services and our new Voice over Internet Protocol (“VoIP”) service. Our systems integration revenue is derived from sales of solutions that support the design, implementation and maintenance of local and wide area networks and telecommunications systems.

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

We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities to provide broadband services and costs related to the provision of DSL Internet services in our RLEC and CLEC territories. Our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing existing customers on our own facilities and therefore tend to result in incremental revenue or higher margins. We believe that our additional capital expenditures relating to our investment in software and systems will allow us to remain competitive in the marketplace and generally allow for corresponding reductions in operating expenses.

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). To achieve this objective, we will continue to pursue the following goals:

•	We will pursue the goal of delivering excellence for our customers by providing reliable, responsive, state of the art broadband communications services, including voice, high-speed data, VoIP and, in certain of our RLEC and CLEC markets, video. We believe bundling high-speed data, voice and video is a key part of the strategy to grow revenue and strengthen customer relationships while providing increased value through productivity gains for our customers.

•	We will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband Internet Protocol (“IP”) communication services. We expect that the demands of our residential and business customers for increased bandwidth will continue to grow.

•	We will pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible.

•	We will make efforts to further expand our market share of the Internet services market by meeting or exceeding the customer service and technical requirements of individual and business customers. While we intend to maintain our dial-up Internet access customer base, our focus will be to migrate these customers in the RLEC areas to at least an entry level DSL Internet service. New RLEC broadband customers will also be aggressively pursued. Targeting RLEC customers with a broadband connection in their home and/or business is vital for the future delivery of IP services.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. Our systems integration business leverages our core Network Operations Center (“NOC”) experience with our managed service offerings: the remote monitoring of the status of customers’ Internet access, email servers and web servers. Our managed services offers revenue growth opportunities and competitive advantages. Managed services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning. Our complement of services can be used for internal monitoring (within the enterprise), external monitoring (devices visible outside the enterprise) and through comprehensive security assessments and management. The services go beyond status monitoring by customizing application level monitoring (e.g. anti-virus, email services, web services), which we believe is a significant point of differentiation compared to competitive offerings. The services are also customized in terms of the threshold for alerts and the ability to engage D&E service personnel as part of the response.

•	We will continue to make our commitment to customer service a top priority. Our NOC provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position.

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served from our own network facilities.

•	We will offer a broad array of advanced communication services that will enable new modes of communication to become a part of the daily home or business experience. A unified communications strategy will provide integrated applications (e.g. email, voice mail, instant messaging, video conferencing and worker collaboration tools) to provide customers with greater flexibility to select their preferred method of communication.

Critical Developments in The Communications Industry

The critical driver in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, high-speed data transmission, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks, satellite companies’ satellite networks and electric companies’ electric lines. Although

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that the Company is competing for its existing customer base in its RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers, VoIP providers and, eventually, electric power companies. The recent decreases in the number of access lines in our RLEC territories reflect, in part, such increased competition, in addition to the elimination of second lines by our customers as they shift to DSL for high-speed Internet access.

We have competitive strengths and weaknesses in the competition for the customer’s communications dollar. Cable TV companies have the major market share of basic TV services and have a larger market share of high-speed Internet access services, than telephone companies. Cable TV companies are now rolling out VoIP services with systems fully capable of providing IP telephony services. We are now offering video over a portion of our fiber-copper network in the area of Lewisburg, Pennsylvania in competition with the video services offered by incumbent cable companies.

Cable TV companies are subject to far less regulation than the local telephone companies, which are subject to federal and state regulation. There is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over traditional telephone services. To date, VoIP is not regulated as a voice public utility service, except to the extent that the Federal Communications Commission (“FCC”) has recently ordered that VoIP providers must enable their customers to access 911 services. To maintain and grow our voice communication business, we are introducing VoIP offerings into our marketplace. The convergence of voice and data networks enables the deployment of VoIP services. As an ISP, the provision of VoIP services is not geographically limited. We have the potential to offer and provide our VoIP services anywhere in the U.S. to anyone who has a broadband connection, either through a DSL or cable modem connection. The deployment of VoIP services minimizes the amount of additional infrastructure costs required to offer next generation voice services outside of our traditional service territories. Our VoIP initiatives will drive converged services and networks to produce operational efficiencies in addition to benefiting from the current minimal regulation to which it is subject. Other VoIP providers can offer VoIP services within our territory from any point outside of our territory that has Internet access, subject to the requirement of also providing 911. If they qualify as a CLEC in our RLEC territories, VoIP providers also might be eligible for number portability. Number portability would make it possible for our customers to switch to the VoIP services of another provider without changing telephone numbers.

The delivery systems of local telephone companies and cable TV companies are structured differently. Telephone systems are structured to foster two way conversations by providing separate lines to each customer. This structure enables telephone systems, as they are upgraded to provide DSL and even video services, to transmit with similar capacities to and from customers’ premises without the system slowing down or failing in times of high traffic. Cable TV systems were originally structured to carry traffic one way to the customer and, although the systems are being upgraded to carry two way traffic, cable TV systems are not structured as well as telephone systems to carry two way traffic with the result that, in times of peak demand, cable TV systems may slow down or even fail effectively to transmit their cable Internet traffic. This fundamental difference in the structure of telephone and cable systems gives telephone companies an advantage in providing DSL and IPTV services, as both are highly interactive systems requiring fast transmittals in both directions.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Nationally, the growth rate of DSL subscribers has recently been outpacing the growth rate of modem subscribers, although cable is still ahead in terms of total subscribers. The Company has been quite successful in marketing its DSL high-speed Internet service to new subscribers, with the number of subscribers increasing from 8,706 as of June 30, 2004 to 14,993 as of June 30, 2005, a 72% increase. During the same period the number of our RLEC access lines decreased by 3% from 141,270 as of June 30, 2004 to 136,929 as of June 30, 2005.

We are also in competition with providers of wireless telephone and data services for the local telephone and data customer. Wireless telephone service providers have impacted our number of RLEC access lines as customers use wireless for a second line and even substitute wireless entirely for wireline service. We believe that wireline telephone and high-speed data transmissions still have significant advantages over wireless services in terms of rapid data rates and service accessibility and reliability. Our broadband emphasis through the expansion of our fiber-to-the-node deployment, prepares us for accommodating the continuing demands of increased bandwidth for both consumers and businesses. However, the access and mobility provided by wireless technologies creates tremendous value as the communications industry seeks to provide a seamless integration between wireline and wireless networks. We are evaluating the capacity to provide local wireless data services, through Wi-Fi and WiMax technologies, in order to provide full broadband coverage to all of our customers.

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual, personalized service. We are also small enough to be able to provide an individual response to customer services needs. We feel that this responsiveness will be critical to our ability to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in the Company’s infrastructure. We have installed significant amounts of fiber in our system. We have even been installing ducts into new houses and businesses over the last 10 years to enhance our ability to install fiber. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access. We have completed 95% of our requirements under Chapter 30 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2005 capital budget is approximately $29 million. However, as discussed more fully under the Business Risks section, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of approximately $220.5 million as of June 30, 2005.

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our relatively stable RLEC business segment provides cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, since our resources are limited and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made at various stages of our evolution as a company. These decisions can

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, both in the form of an annual limitation of $10 million in dividends and the requirement to remain in compliance with financial covenants.

Recent Development

We had 668 employees as of June 30, 2005, of which approximately 76 are covered by a collective bargaining agreement. On July 15, 2005, D&E announced that it had reached an agreement with the International Brotherhood of Electrical Workers Local 1671. The membership of Local 1671 ratified a new four-year contract. The union represents employees at D&E’s Birdsboro location.

Business Risks

Our primary business risks include the external threats of increased competition, the complex and uncertain regulatory environment in the telecommunications industry and the internal risk of our debt financing.

•	Risk of increased competition

It is basic policy of the FCC and the Pennsylvania Public Utility Commission (“PUC”) to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 has been discontinued, although legislation enacted in Pennsylvania in the fourth quarter of 2004 provided a continued limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our services and facilities through interconnection agreements to provide local services. Although CLEC providers have not expressed interest in coming into our RLEC franchise territories, the significance of this legislation might be that local cable TV companies may apply to be licensed as CLECs within our franchise territories in order to attempt to qualify for number portability. This would enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and still retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer.

As described under the heading Critical Developments in the Communications Industry, the convergence of voice and data communication technologies has brought the telephone companies into direct competition with cable TV companies, wireless telephone companies, VoIP providers, the satellite companies and even electric companies. The development of VoIP has enabled cable TV companies to provide telephone service in competition with us. These developments have placed our core telephone business at risk, although also enabling us to compete in the provision of cable TV services.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	We are subject to a complex and uncertain regulatory environment that may require us to alter our business plans and face increased competition.

The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing incumbent local exchange carrier (“ILEC”) operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results yet at the same time present operating benefits to our CLEC business.

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

We had indebtedness of approximately $220.5 million at June 30, 2005 that was primarily incurred in connection with the acquisition of Conestoga in 2002. We refinanced our indebtedness in March 2004 and further amended our credit facility in November 2004. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. The refinancing also lifted restrictions on the expansion of our CLEC edge-out market and eliminated the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, pursued to manage our balance sheet in order to better achieve our business plan, decreases the risks associated with our indebtedness. However, our indebtedness could still restrict our operations because:

•	We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	Certain covenants in our loan agreement limit the amount of capital investment.

•	The level of indebtedness will make us more vulnerable to economic or industry downturns, and our debt service obligations increase our vulnerability to competitive pressures, as we may be more leveraged than many of our competitors.

Results of Operations

The following table is a summary of our operating results by segment for the three months ended June 30, 2005 and 2004. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Three months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2005
Revenues – External	$25,334	$9,344	$3,210	$5,311	$843	$—	$44,042
Revenues – Intercompany	2,183	675	7	9	—	(2,874)	—

Total Revenues	27,517	10,019	3,217	5,320	843	(2,874)	44,042

Depreciation and Amortization	7,485	1,176	349	433	288	—	9,731
Other Operating Expenses	12,176	9,453	3,228	6,469	1,035	(2,874)	29,487

Total Operating Expenses	19,661	10,629	3,577	6,902	1,323	(2,874)	39,218

Operating Income (Loss)	$7,856	$(610)	$(360)	$(1,582)	$(480)	$—	$4,824

June 30, 2004
Revenues – External	$25,476	$9,014	$2,572	$6,230	$843	$—	$44,135
Revenues – Intercompany	2,358	313	6	13	—	(2,690)	—

Total Revenues	27,834	9,327	2,578	6,243	843	(2,690)	44,135

Depreciation and Amortization	7,874	1,067	255	487	235	—	9,918
Other Operating Expenses	12,687	9,001	2,328	6,945	755	(2,690)	29,026

Total Operating Expenses	20,561	10,068	2,583	7,432	990	(2,690)	38,944

Operating Income (Loss)	$7,273	$(741)	$(5)	$(1,189)	$(147)	$—	$5,191

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the six months ended June 30, 2005 and 2004. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Six months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2005
Revenues – External	$50,058	$18,619	$6,287	$10,187	$1,730	$—	$86,881
Revenues – Intercompany	4,623	1,200	13	15	—	(5,851)	—

Total Revenues	54,681	19,819	6,300	10,202	1,730	(5,851)	86,881

Depreciation and Amortization	14,951	2,311	674	881	564	—	19,381
Other Operating Expenses	24,508	18,707	6,226	12,318	2,151	(5,851)	58,059

Total Operating Expenses	39,459	21,018	6,900	13,199	2,715	(5,851)	77,440

Operating Income (Loss)	$15,222	$(1,199)	$(600)	$(2,997)	$(985)	$—	$9,441

June 30, 2004
Revenues – External	$51,155	$17,786	$5,036	$12,372	$1,551	$—	$87,900
Revenues – Intercompany	4,663	626	11	24	—	(5,324)	—

Total Revenues	55,818	18,412	5,047	12,396	1,551	(5,324)	87,900

Depreciation and Amortization	15,542	2,127	504	985	461	—	19,619
Other Operating Expenses	25,502	17,916	4,442	13,731	1,809	(5,324)	58,076

Total Operating Expenses	41,044	20,043	4,946	14,716	2,270	(5,324)	77,695

Operating Income (Loss)	$14,774	$(1,631)	$101	$(2,320)	$(719)	$—	$10,205

Consolidated Operations

Three months ended June 30, 2005 compared

to three months ended June 30, 2004

Consolidated revenues decreased $93, or 0.2%, to $44,042 for the quarter ended June 30, 2005, from $44,135 for the same period in 2004. The decrease was primarily due to decreases of approximately $527 in long distance, $341 in communication services and $268 in communication product sales. These decreases were partially offset by gains of $410 in DSL revenue, $290 in local telephone service, $310 in directory revenues and $304 in network access.

Consolidated operating income decreased $367, to $4,824, for the second quarter of 2005, from $5,191 in the same period of 2004. Operating income as a percentage of revenue decreased to 11.0% in the second quarter of 2005, compared to 11.8% in the same period of 2004. The decrease was from

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

the decline in operating revenues and an increase in operating expenses. Expense increases included $483 in benefits primarily from pension costs and incentive accruals offset by a $424 decrease in wages related to the decrease in the number of employees. Professional fees increased $396 primarily from legal fees, information technology consulting fees and audit expense offset by a small reduction in Sarbanes-Oxley consulting expenses. Other expense increases included directory expense of $250 and gross receipts taxes of $242. Offsetting expense decreases included subcontracted labor of $188, primarily from the decline in Systems Integration projects; depreciation of $188, related to revisions in our depreciation rates due to changes in the estimated lives of various asset categories and contracted services of $295, primarily from the billing system conversion late in 2004.

Other income and expense was a net expense of $2,752 in the second quarter of 2005, compared to a net expense of $3,394 for the same period in 2004.

•	We discontinued recognizing equity losses from our Polish affiliate after the fourth quarter of 2004 which resulted in our equity in the losses of our European affiliates decreasing to $54 in the second quarter of 2005 from $318 in the same period of 2004.

•	Interest expense increased to $3,436 in the second quarter of 2005, compared to $3,396 in the same period of 2004 as a result of higher short term interest rates on our variable rate debt offset by the 75 basis point reduction on our Term Loan B from the November 2004 amendment to our credit facilities.

•	Other, net was income of $748 in 2005 compared to income of $320 in 2004. Other, net included $689 of interest income and principal repayments collected in 2005 on the note received from the sale of assets of Conestoga Wireless and $154 of interest income received in 2004. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has not been recognized as an asset on our balance sheet.

Income taxes were $688 in the second quarter of 2005, compared to $547 for the same period in 2004. Net income was $1,367, or $0.10 per share, in the second quarter of 2005 compared to $1,233, or $0.08 per share, in the second quarter of 2004.

Six months ended June 30, 2005 compared

to six months ended June 30, 2004

Consolidated revenues decreased $1,019, or 1.2%, to $86,881 for the six months ended June 30, 2005, from $87,900 for the same period in 2004. The decrease was primarily due to decreases of approximately $1,066 in long distance, $526 in communication services, $867 in communication product sales and $190 in network access revenues. These decreases, along with $333 of other miscellaneous decreases, were partially offset by gains of $786 in DSL revenue, $644 in local telephone service and $533 of directory revenues.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated operating income decreased $764, to $9,441, for the first half of 2005, from $10,205 in the same period of 2004. Operating income as a percentage of revenue decreased to 10.9% in the first half of 2005 compared to 11.6% in the same period of 2004. The decrease was from the decline in operating revenues and an increase in operating expenses. Expense increases included approximately $800 in benefits primarily from pension costs and incentive accruals offset by wage decreases of $534 from a decrease in the number of employees. Professional fees increased $772 primarily from increased audit expense, information technology consulting fees and legal fees offset by a decline in Sarbanes-Oxley consulting expenses that will continue to decline in the second half of 2005. Directory expense also increased $380, in line with the related revenue increase. Offsetting expense decreases included subcontracted labor of $228, primarily from the decline in Systems Integration projects; depreciation of $239, related to revisions in our depreciation rates due to changes in the estimated lives of various asset categories, contracted services of $611 primarily from the billing system conversion later in 2004; and cost of products sold of $626, primarily from lower computer equipment sales.

Other income and expense was a net expense of $3,195 in the first half of 2005 compared to a net expense of $12,189 for the same period in 2004.

•	We discontinued recognizing equity losses from our Polish affiliate after the fourth quarter of 2004 which resulted in our equity in the losses of our European affiliates decreasing to $113 in the first half of 2005 from $850 in the same period of 2004.

•	Interest expense decreased to $6,821 in the first half of 2005, compared to $7,491 in the same period of 2004 as a result of savings from refinancing the debt in March 2004 and a reduction of 75 basis points on our Term Loan B amendment to our credit facility in November 2004.

•	A gain on investment from the sale of our interest in PenTeleData added $2,043 of income to 2005 with no similar transaction in the prior year.

•	A $4,841 loss on early extinguishment of debt was incurred in 2004 as a result of refinancing our long-term debt on March 5, 2004. The expense included a one-time non-cash charge of $4,628 from writing off deferred financing costs related to the May 2002 credit facility and $213 of one-time cash expense related to bank fees incurred to arrange the refinanced credit facility which was not eligible for capitalization.

•	Other, net was income of $1,696 in the first half of 2005 compared to income of $993 in the same period of 2004 partially from an increase of $180 in the patronage dividend received as a borrower from a cooperative bank. Other, net also included $939 of interest income and principal repayments collected in 2005 on the note received from the sale of assets of Conestoga Wireless compared to $308 of interest income received in 2004. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has not been recognized as an asset on our balance sheet.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Income taxes were $1,958 in the first half of 2005 compared to a benefit of $994 for the same period in 2004. A lower effective tax rate in the 2005 was partially related to the gain on the sale of investment not being fully subject to state income tax. Net income was $4,255, or $0.30 per share, in the first half of 2005 compared to a net loss of $1,023, or $0.07 per share, in the first half of 2004.

RLEC Segment Results

	Three months ended June 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$8,170	$8,490	$(320)	(3.8)
Network Access	14,002	13,890	112	0.8
Other	5,345	5,454	(109)	(2.0)

Total Revenues	27,517	27,834	(317)	(1.1)

Depreciation and Amortization	7,485	7,874	(389)	(4.9)
Other Operating Expenses	12,176	12,687	(511)	(4.0)

Total Operating Expenses	19,661	20,561	(900)	(4.4)

Operating Income	$7,856	$7,273	$583	8.0

Access Lines at June 30	136,929	141,270	(4,341)	(3.1)

RLEC segment revenues decreased $317, or 1.1%, to $27,517 in the three months ended June 30, 2005, from $27,834 in the three months ended June 30, 2004. A decrease of $320 in local telephone service was related to fewer access lines. Local telephone service was affected positively from growth in the number of dedicated data circuits and leased facilities. DSL inter-segment revenue increased $208. Decreases in network access minutes of use and rates were offset by increases in National Exchange Carrier Association (“NECA”) settlement revenues and resulted in a net decrease of $96. Long distance revenues decreased $119 and revenue from inter-segment billing and collection services were down $289. Since November 2004, expenses for preparation of customer billing are charged directly to each segment. Prior to the November 2004 billing conversion, certain expenses were recorded in one segment and then recorded as inter-segment billing and collection revenue. Directory revenue increased $300 over the second quarter of 2004.

RLEC operating expenses decreased $900, or 4.4%, to $19,661 in the second quarter of 2005, from $20,561 in the same period of the prior year. Contracted billing services decreased $355, depreciation decreased $389 related to revisions in our depreciation rates due to changes in the estimated lives of various asset categories, network access expenses decreased $157, and other operating taxes decreased $113. Directory expenses increased $250 in line with the increased revenue generated by our directories.

Effective July 1, 2005, certain NECA settlement calculations have changed. Management anticipates that the net impact of these changes to be an increase of approximately 2% over previous settlement calculations.

Effective August 1, 2005, rates for local dial tone service in our three RLECs increased approximately 5% to 10%. Management estimates this change will increase quarterly local service revenues by approximately $300.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$16,403	$16,875	$(472)	(2.8)
Network Access	27,550	27,964	(414)	(1.5)
Other	10,728	10,979	(251)	(2.3)

Total Revenues	54,681	55,818	(1,137)	(2.0)

Depreciation and Amortization	14,951	15,542	(591)	(3.8)
Other Operating Expenses	24,508	25,502	(994)	(3.9)

Total Operating Expenses	39,459	41,044	(1,585)	(3.9)

Operating Income	$15,222	$14,774	$448	3.0

Access Lines at June 30	136,929	141,270	(4,341)	(3.1)

RLEC segment revenues decreased $1,137, or 2.0%, to $54,681 in the six months ended June 30, 2005, from $55,818 in the six months ended June 30, 2004. Decreases of $472 in local telephone service were related to fewer access lines. Local telephone service was affected positively from growth in the number of dedicated data circuits and leased facilities. Network access revenue decreased $414 including approximately $1,641 from lower network access minutes of use and certain rate decreases offset by approximately $750 in increased NECA settlement revenues and $477 increased inter-segment DSL revenues. Long distance revenues decreased $311 and revenue from inter-segment billing and collection services were down $574. Since November 2004, expenses for preparation of customer billing are charged directly to each segment. Prior to the November 2004 billing conversion, certain expenses were recorded in one segment and then recorded as inter-segment billing and collection revenue. Directory revenue increased $517 and other revenues increased $117 from the first half of 2004.

RLEC operating expenses decreased $1,585, or 3.9%, to $39,459 in the first half of 2005, from $41,044 in the same period of the prior year. Wage and benefit increases of $422 and a directory expense increase of $380, were more than offset by decreases of $757 for contracted billing services, $591 in depreciation related to revisions in our depreciation rates due to changes in the estimated lives of various asset categories, $426 in network access expenses, $241 in other operating taxes, and $372 in other expenses including management fees.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended June 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$3,348	$2,779	$569	20.5
Network Access	2,290	1,635	655	40.1
Long Distance	4,253	4,668	(415)	(8.9)
Other	128	245	(117)	(47.8)

Total Revenues	10,019	9,327	692	7.4

Depreciation and Amortization	1,176	1,067	109	10.2
Other Operating Expenses	9,453	9,001	452	5.0

Total Operating Expenses	10,629	10,068	561	5.6

Operating Loss	$(610)	$(741)	$131	(17.7)

Access Lines at June 30	39,381	35,338	4,043	11.4

CLEC segment revenues increased $692, or 7.4%, to $10,019 in the three months ended June 30, 2005, from $9,327 in the three months ended June 30, 2004. The increase was related to the addition of access lines for new customers and growth in the number of dedicated data circuits, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $415 due to a decline in the rate per minute of use. We anticipate the rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment increased $561, or 5.6%, to $10,629 in the second quarter of 2005, from $10,068 in the same period of 2004. Direct cost of operations increased primarily from additional customers resulting in increased wages and benefits, depreciation and network access expenses offset by cost reductions in customer billing expenses resulting from completion of the billing conversion during the fourth quarter of 2004. The increase in network access expense is offset by savings achieved from the implementation of a new agreement to provide a least cost routing service for completion of long distance calls. Gross receipts taxes including an adjustment for the prior year return increased operating tax expense by approximately $200.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$6,517	$5,456	$1,061	19.4
Network Access	4,356	3,085	1,271	41.2
Long Distance	8,618	9,372	(754)	(8.0)
Other	328	499	(171)	(34.3)

Total Revenues	19,819	18,412	1,407	7.6

Depreciation and Amortization	2,311	2,127	184	8.7
Other Operating Expenses	18,707	17,916	791	4.4

Total Operating Expenses	21,018	20,043	975	4.9

Operating Loss	$(1,199)	$(1,631)	$432	(26.5)

Access Lines at June 30	39,381	35,338	4,043	11.4

CLEC segment revenues increased $1,407, or 7.6%, to $19,819 in the six months ended June 30, 2005, from $18,412 in the six months ended June 30, 2004. The increase was related to the 11% increase in access lines for new customers and growth in the number of dedicated data circuits, which increased local telephone service and network access revenues more than $1,000. Long distance revenues decreased approximately $754 due to a decline in the rate per minute of use. We anticipate the rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment increased $975, or 4.9%, to $21,018 in the first half of 2005, from $20,043 in the same period of 2004. Direct cost of operations increased primarily from additional customers resulting in increased wages and benefits, depreciation and network access expenses offset by cost reductions in customer billing expenses resulting from completion of the billing conversion during the fourth quarter of 2004. The increase in network access expense is offset by savings achieved from the implementation of a new agreement to provide a least cost routing service for completion of long distance calls. Gross receipts taxes including an adjustment for the prior year tax return increased operating tax expense by approximately $200.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Internet Services Segment Results

	Three months ended June 30,
	2005	2004	Change	% Change
Revenues	$3,217	$2,578	$639	24.8

Depreciation and Amortization	349	255	94	36.9
Other Operating Expenses	3,228	2,328	900	38.7

Total Operating Expenses	3,577	2,583	994	38.5

Operating Loss	$(360)	$(5)	$(355)

Customers at June 30
DSL	14,993	8,706	6,287	72.2
Dial-up Access	10,082	12,514	(2,432)	(19.4)
Web-hosting Services	929	872	57	6.5

Internet Services segment revenues increased $639, or 24.8%, to $3,217 in the three months ended June 30, 2005, from $2,578 in the three months ended June 30, 2004. The increase resulted from additional DSL customers and included approximately $176 of DSL revenue recorded as CLEC revenue in the previous year, prior to the wholesale arrangement effective January 1, 2005. Revenue per DSL customer declined as a result of temporary promotional rates for new customers and the introduction of lower priced levels of DSL service. The decrease in dial-up subscribers resulted in a 17.3% decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $994, or 38.5%, to $3,577 in the second quarter of 2005, from $2,583 in the same period of 2004. Direct cost of operations included a wage and benefits increase of $126 primarily related to the initiation of the new VoIP phone service and direct cost of services increased approximately $600 from the increased broadband capacity rental required by the anticipated continued growth in the number of customers and approximately $150 from the CLEC wholesale transport charge beginning in 2005. Depreciation increased as a result of more assets being employed and management fees increased by $82 as the Internet segment was allocated a larger percentage of corporate overhead in 2005, as a result of our annual update to the formula that distributes overhead expenses to the segments.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2005	2004	Change	% Change
Revenues	$6,300	$5,047	$1,253	24.8

Depreciation and Amortization	674	504	170	33.7
Other Operating Expenses	6,226	4,442	1,784	40.2

Total Operating Expenses	6,900	4,946	1,954	39.5

Operating Income (Loss)	$(600)	$101	$(701)

Customers at June 30
DSL	14,993	8,706	6,287	72.2
Dial-up Access	10,082	12,514	(2,432)	(19.4)
Web-hosting Services	929	872	57	6.5

Internet Services segment revenues increased $1,253, or 24.8%, to $6,300 in the six months ended June 30, 2005, from $5,047 in the six months ended June 30, 2004. The increase resulted from additional DSL customers and included approximately $271 of DSL revenue recorded as CLEC revenue in the previous year, prior to the wholesale arrangement effective January 1, 2005. Revenue per DSL customer declined as a result of temporary promotional rates for new customers and the introduction of lower priced levels of DSL service. The decrease in dial-up subscriber resulted in a 16.5% decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $1,954, or 39.5%, to $6,900 in the first half of 2005, from $4,946 in the same period of 2004. Wage and benefits increased $213 resulting from the increased number of subscribers and included $126 related to the initiation of our new VoIP phone service. Other initial VoIP expenses increased approximately $130. Direct costs of operations increased from increased broadband capacity to accommodate the anticipated larger number of customers and approximately $230 from the CLEC wholesale transport charge, which began in 2005. Depreciation increased as a result of more assets being employed and management fees increased by $179 as the Internet segment was allocated a larger percentage of corporate overhead in 2005, as a result of our annual update to the formula that distributes overhead expenses to the segments.

Systems Integration Segment Results

	Three months ended June 30,
	2005	2004	Change	% Change
Revenues	$5,320	$6,243	$(923)	(14.8)
Depreciation and Amortization	433	487	(54)	(11.1)
Other Operating Expenses	6,469	6,945	(476)	(6.9)

Total Operating Expenses	6,902	7,432	(530)	(7.1)

Operating Loss	$(1,582)	$(1,189)	$(393)	33.1

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Systems Integration segment revenues decreased $923, or 14.8%, to $5,320 in the three months ended June 30, 2005, from $6,243 in the three months ended June 30, 2004. The decrease consisted of $593 in communication services revenue related to a reduction in project hours worked for several large customers. A decrease in equipment sales of $330 was made up of a $182 decrease in telecommunications voice products and $148 in computer products

Operating expenses for the Systems Integration segment decreased $530, or 7.1%, to $6,902 in the first quarter 2005, from $7,432 in the same period of 2004. The major expense variance was a decrease of approximately $376 in wages and subcontractor services and a decrease of $54 in depreciation. A large government service contract expired on June 30, 2005 and will likely result in further reductions of service revenue and expense in future quarters.

	Six months ended June 30,
	2005	2004	Change	% Change
Revenues	$10,202	$12,396	$(2,194)	(17.7)
Depreciation and Amortization	881	985	(104)	(10.6)
Other Operating Expenses	12,318	13,731	(1,413)	(10.3)

Total Operating Expenses	13,199	14,716	(1,517)	(10.3)

Operating Loss	$(2,997)	$(2,320)	$(677)	29.2

Systems Integration segment revenues decreased $2,194, or 17.7%, to $10,202 in the six months ended June 30, 2005, from $12,396 in the six months ended June 30, 2004. The decrease consisted of $1,089 in communication services revenue related to a reduction in project hours worked for several large customers and certain price reductions. A decrease of $1,105 in equipment sales resulted from $582 decrease in voice equipment and $523 in computer equipment sales.

Operating expenses for the Systems Integration segment decreased $1,517, or 10.3%, to $13,199 in the first half 2005, from $14,716 in the same period of 2004. The major expense variance was a decrease of approximately $687 in wages and subcontractor services, a decrease of $595 in material costs and a decrease of $104 in depreciation. A large government service contract expired on June 30, 2005 will likely result in further reductions of service revenue and expense in future quarters.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations. We anticipate any new acquisitions to be financed through external sources, such as bank borrowings and offerings of debt or equity securities.

	Six months ended June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$17,376	$23,870
Investing activities	(11,889)	(10,052)
Financing activities	(11,169)	(17,484)

Net cash provided by operating activities was $17,376 in the six months ended June 30, 2005, compared with $23,870 in the same period of 2004. Net cash provided by operating activities in the six months ended June 30, 2005 was primarily attributable to net income plus non-cash expenses for depreciation and amortization, an increase in accounts payable and accrued liabilities, offset by the gain on investments and cash recovery of a note receivable, an increase in prepaid expenses and a decrease in accrued taxes, advance billings and customer deposits. The primary reason for the decrease from 2004 to 2005 was the collection of an income tax refund of $3,065 in 2004 with no similar refund collected in 2005 and an increase in income tax payments of $3,218 in 2005 over 2004.

Net cash used in investing activities was $11,889 in the six months ended June 30, 2005, compared with net cash of $10,052 used in the same period of 2004. Capital additions in the first six months of 2005 were primarily for information technology upgrades of approximately $4,699, communications network enhancements of approximately $7,070 and outside plant expansion totaling approximately $3,212. Investing activities included a cash receipt of $2,900 from the sale of our interest in PenTeleData in February 2005 with no similar receipt in 2004. In the first six months of 2005, principal payments of $750 were received on the note that was part of the sale price for the Conestoga Wireless assets. We expect to receive additional principal payments of $625 on this note during the remainder of 2005.

Net cash used in financing activities was $11,169 in the six months ended June 30, 2005, compared with $17,484 of net cash used in the same period of 2004. In the first six months of 2005, payment of dividends of $3,408 was a slight decrease in use of funds from dividends paid in the first half of the prior year as a result of treasury shares purchased in August 2004. Long-term debt payments were $8,000 in the six months ended June 30, 2005, including a $3,000 voluntary prepayment made on March 14, 2005. The long-term debt refinancing on March 5, 2004 was the significant financing activity in 2004 with proceeds of $200,000 of which $191,700 was used to repay the original loan and $1,971 to pay new debt issuance costs. Scheduled and voluntary repayments of long-term bank debt totaled $17,600 for the first six months of 2004. Additionally, a long-term capital lease obligation was reduced by $2,678 as a result of the capital lease payments, the eventual purchase of the office building and land and cancellation of the lease.

External Sources of Capital at June 30, 2005

As of June 30, 2005, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $34,061), Term Loan B (a $150,000 single draw 8.5-

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

year senior term loan with a remaining balance of $146,189) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 ($18,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired its long-term loans of $35,000 (single draw loans with a remaining balance of $33,250), which were transferred to D&E Communications under the same terms as part of the March 2004 refinancing.

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

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of June 30, 2005, we had no other unsecured lines of credit. As of June 30, 2005, $18,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 55.0% at June 30, 2005 from 56.3% at December 31, 2004 due to our long-term debt principal repayments.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2005, other than for operations, include capital expenditures, the payment of quarterly common stock dividends, as and when declared by the board of directors, scheduled principal payments on our long-term debt, and other contractual obligations. On July 28, 2005, we declared a quarterly common stock dividend of $0.125 per share payable on September 15, 2005, to holders of record on September 1, 2005. We expect that this dividend will result in an aggregate payment of approximately $1,700. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of June 30, 2005, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Construction has begun at both sites, and it is estimated that they will be completed during the fourth quarter of 2005. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5 for the second.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2005 is $12,311. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of June 30, 2005, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, then at such time, a default would occur on Keystone Wireless’ $10,000 note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the $10,000 note would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

We hold a 33% interest in EuroTel and a 28.88% direct interest in Pilicka, both of which we account for under the equity method of accounting. Pilicka recognized an asset impairment late in 2004 requiring us to recognize a $1,068 loss in December 2004 for our equity share of the impairment. Since we and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, we each have written down our investment in Pilicka to zero and discontinued recognizing our equity share of their ongoing losses. EuroTel no longer records any value to its investment in

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Pilicka and therefore the value of our investment in EuroTel was written down as an other-than-temporary loss on investment of $1,057 in December 2004. Neither the assets nor the liabilities of EuroTel or Pilicka is presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, funds for its operating cash needs. In the six months ended June 30, 2005, we advanced $115 to EuroTel and expect that our total 2005 advances will be less than $500 in the aggregate.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first six months of 2005 and 2004, we have not recorded significant adjustments to our revenues as a result of our participation in these pools.

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

Impairment of Goodwill and Indefinite-Lived Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be subject to at least an annual assessment for impairment and between annual tests in certain circumstances by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. An impairment assessment was completed as of April 30, 2005 and did not result in an impairment charge for goodwill and indefinite-lived intangibles. Significant judgment is required to determine the fair value of reporting units, the

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit. If forecasts and assumptions used in the assessment analysis, change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and represent obligations that will be settled in the future. Retirement benefits accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” In December 2003, we adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which provides expanded disclosures related to our employee benefit plans. Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to determine. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005, and accordingly the Company expects to adopt FIN 47 in December 2005. The Company is currently evaluating the impact of this accounting interpretation on its financial position, results of operations and cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance based on the SEC staff views regarding the implementation of SFAS 123R.

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

The convergence of voice and data communication technologies is changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology is reducing those advantages. The development of VoIP is changing voice communication to a packet data transmission process. This enables cable companies, ISPs and new start-ups who require minimal capital investment; to compete with telephone companies for voice services and phone features like voicemail and unified communications.

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

We are subject to a complex and uncertain regulatory environment that may require us to alter our business plans.

The United States communications industry is subject to federal, state and other regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results, yet at the same time present operating benefits to our CLEC business.

Our RLECs held a limited suspension from certain interconnection requirements with competitors which expired in 2003. The suspension had protected our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our services and facilities. Since the Pennsylvania Public Utility Act, as amended in November 2004, provides a suspension only to RLECs under 50,000 lines, two of our three RLECs may see competitors seeking to remove our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings. Although our two RLECs have lost their suspension from certain interconnection requirements, changes at the federal level as noted below have provided some relief permitting our RLECs to offer only certain services, affording them a greater ability to recover their investment costs.

The PUC is currently considering changes in intrastate switched access rates and intrastate USF reform for ILECs in Pennsylvania. The proceeding, which began in December 2004, addresses the rates that our RLECs charge to long distance carriers for intrastate toll calls that originate or terminate on our RLECs’ local telephone lines. Our RLECs also receive funding from the Pennsylvania USF, which could be affected by the PUC’s investigation. At this time, we cannot predict either the timing or the outcome of the PUC’s proceeding.

The FCC has made changes and are considering additional changes that will affect both our RLEC and CLEC operations. On December 15, 2004, the FCC adopted rules limiting ILEC unbundling obligations in order to provide incentives for both ILECs and CLECs to invest in the telecommunications market in a way that best allows for innovation and sustainable competition. The new rules eliminate mass market switching as an unbundled network element and limit the availability of high-capacity loops and dedicated interoffice transport as unbundled network elements to CLECs. While beneficial to our RLECs, our CLEC interconnects with and uses other telephone

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

companies’ networks to access certain of their customers in order to provide service, such as voice, and data communications and DSL. Our CLEC depends, in certain circumstances, upon the technology and capabilities of other telephone companies as well as the quality, availability and maintenance of the facilities of those telephone companies. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain facilities and services of satisfactory quality from other telephone companies, or on satisfactory terms and conditions, in which case we may experience delays in the growth of our CLEC networks and the degradation of the quality of our service to customers. The new rules may have an adverse impact on our CLECs because they purchase unbundled switching from ILECs. Although Verizon has indicated that they will continue to offer unbundled switching on a commercial contract basis, our CLECs will receive less favorable terms and conditions in the commercial contract than they received under the prior FCC mandated contracts.

The FCC, on February 10, 2005, initiated a proceeding to develop a unified intercarrier compensation regime. This proceeding will affect our RLECs, CLECs, long distance and VoIP operations. The FCC is considering various plans that have been submitted to the FCC and has solicited comments from the public concerning those proposals. Most, if not all of these proposals, if adopted would affect the intercarrier compensation revenues and expenses as well as the USF funding that our RLECs receive. We have been active in addressing these proposals through our industry association, the USTA. The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. Until the FCC adopts a specific proposal, it is impossible to predict how changes will affect our company.

The Supreme Court ruled in favor of the FCC that cable modem service provided by cable operators is properly classified as an information service and not a telecommunications service. The FCC, on June 27, 2005 in response to the decision handed down by the Supreme Court, indicated that they intended to place telephone companies DSL offerings on equal regulatory parity with cable modem service. On August 5, 2005, the FCC released an announcement that DSL would be classified as an information service. Management is in the process of understanding the impact of this announcement. The changes the FCC will make and the impact they may have on our DSL service will not be known until the FCC releases a Notice of Proposed Rulemaking.

The FCC has yet to act on the uncertainty in the regulation of VoIP offerings, placing VoIP at a regulatory advantage over our RLEC legacy telephone services. Currently, two recent FCC rulings have defined the regulatory status of VoIP as an information service subject to minimal regulation by the FCC rather than state commission regulation. The FCC has issued a Notice of Proposed Rulemaking to investigate the appropriate regulatory treatment of VoIP services. It is unknown at this time when the FCC will act on this proposal or what effects any changes may have on the results of our operations or financial conditions. The FCC has ordered strict requirements for the provision of 911 services by VoIP providers. All interconnected VoIP providers must notify customers regarding the provisions of 911 service and certify to the FCC that existing customers have been informed and that they acknowledged receipt of such information. Our ISP is in full compliance with the FCC requirements and we are working to make 911 available everywhere we wish to offer the service. The cost to provide 911 connectivity in all potential locations is still under investigation.

The FCC also initiated a Notice of Proposed Rulemaking proposing changes to certain technical rules that would foster broadband deployment using the capabilities of the nation’s power grid. All of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

these developments may result in an even more highly competitive environment in which four types of companies are very likely to be in direct competition with each other in many locations. This development could cause telephone companies to lose their competitive edge in their territories and, consequently, result in significant inroads into their core telephone/voice business.

Our indebtedness could restrict our operations and ability to make acquisitions.

As of June 30, 2005, we had approximately $220,500 of total indebtedness, including current maturities, most of which was incurred in connection with the Conestoga acquisition. We will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. Additionally, our level of indebtedness may make us more vulnerable to economic or industry downturns and competitive pressures. The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things:

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

In connection with the acquisition of Conestoga, we committed to a plan to sell the assets of Conestoga’s Wireless segment. The sale was completed on January 14, 2003. We have continuing involvement after the sale as a result of our continued guarantees on cell site leases and our responsibilities under a Build-to-Suit agreement. These obligations could restrict our operations by reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. During 2005, we have reduced our market risk as a result of having 65% of our long-term debt with fixed rates as compared with 53% as of December 31, 2004. As of June 30, 2005, and December 31, 2004 our debt can be categorized as follows:

	June 30, 2005	December 31, 2004
Fixed interest rates:
Secured Term Loans	$33,250	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	7,000	10,000
Senior Secured Term Loans	180,250	183,500

	$220,500	$228,500

As part of our loan covenant conditions, we have arranged interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of June 30, 2005, our debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for three years through interest rate swaps	$35,000	5.05%	$35,000
Rates fixed for four years through interest rate swaps	35,000	5.49%	35,000
Rates fixed for four years through interest rate swaps	15,000	5.98%	15,000
Rates fixed for four years through interest rate swaps	25,000	6.18%	25,000
Fixed rate debt, rates fixed for twelve years	33,250	9.35%	38,292

Total fixed rate debt, 65%	143,250	6.45%	148,292
Variable rate debt, 35%	77,250	5.72%	77,250

	$220,500		$225,542

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $386 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in interest expense of approximately $386 for each 50 basis point decrease in rates.

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value of Asset (Liability)
12/04/02 to 12/04/05	$35,000	6.93%	5.35%	$89
11/25/02 to 11/25/06	$35,000	7.23%	5.30%	$178
11/25/04 to 11/25/08	$15,000	5.98%	5.30%	$(9)
06/30/05 to 08/26/09	$25,000	5.18%	5.30%	$(42)

If interest rates rise above the rates fixed by these swaps, we could realize other comprehensive income of $550 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other comprehensive expense of approximately $550 for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of June 30, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures, without limitation, include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on April 28, 2005.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the three matters voted upon at the 2005 Annual Meeting were as follows:

(1) Election of the four directors to hold office for a three-year term to expire in 2008.

Director	For	Withheld
John Amos	11,819,901	502,179
G. William Ruhl	10,732,060	1,590,020
W. Garth Sprecher	10,672,584	1,649,496
Richard G. Weidner	11,684,723	637,357

(2) Approval of the amendment and restatement of the Company’s Articles of Incorporation.

For	Against	Abstain	Broker Non-Vote
4,794,493	4,734,697	55,520	2,737,370

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

(3) Ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as independent auditors in 2005.

For	Against	Abstain
12,063,554	214,678	43,848

Item 5. Other Information

On August 4, 2005, EuroTel LLC, HunTel Systems, Inc., D&E Investments, Inc. and Consolidated Companies, Inc., the shareholders of Pilicka sp. zo. o., agreed in principle to sell Pilicka to MNI S.A. for USD $15,750,000. D&E will receive its share of the sale proceeds based on its ownership percentage. The Company expects that a definitive agreement will be negotiated and completed in the near future.

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

Date: August 9, 2005
	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer
Date: August 9, 2005
	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer