Form 10-Q
period 2005-09-30
D&E COMMUNICATIONS INC
filed 2005-11-08
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, par value $0.16 per share	14,328,210 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES
Communication service revenues	$39,846	$39,877	$120,142	$120,261
Communication products sold	3,648	3,225	8,766	9,210
Other	794	590	2,261	2,121

Total operating revenues	44,288	43,692	131,169	131,592

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	16,000	17,033	49,542	48,884
Cost of communication products sold	2,836	2,547	6,625	7,372
Depreciation and amortization	9,814	9,724	29,195	29,343
Marketing and customer services	3,875	3,845	11,335	11,992
General and administrative services	5,765	6,083	19,033	19,336

Total operating expenses	38,290	39,232	115,730	116,927

Operating income	5,998	4,460	15,439	14,665

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(29)	(576)	(142)	(1,426)
Interest expense, net of interest capitalized	(3,615)	(3,456)	(10,436)	(10,947)
Gain on investment	—	—	2,043	—
Loss on early extinguishment of debt	—	—	—	(4,841)
Other, net	762	346	2,458	1,339

Total other income (expense)	(2,882)	(3,686)	(6,077)	(15,875)

Income (loss) before income taxes and dividends on utility preferred stock	3,116	774	9,362	(1,210)

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK

Income taxes (benefit)	708	39	2,666	(955)
Dividends on utility preferred stock	16	16	49	49

Total income taxes and dividends on utility preferred stock	724	55	2,715	(906)

NET INCOME (LOSS)	$2,392	$719	$6,647	$(304)

Weighted average common shares outstanding (basic)	14,316	14,867	14,295	15,325
Weighted average common shares outstanding (diluted)	14,342	14,910	14,316	15,325

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) per common share	$0.17	$0.05	$0.46	$(0.02)

Dividends per common share	$0.13	$0.13	$0.38	$0.38

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,690	$8,517
Accounts receivable, net of reserves of $590 and $1,024	16,187	16,570
Inventories, lower of cost or market, at average cost	3,767	3,523
Prepaid expenses	4,858	8,466
Other	2,478	2,465

TOTAL CURRENT ASSETS	30,980	39,541

INVESTMENTS
Investments in and advances to affiliated companies	25	52

PROPERTY, PLANT AND EQUIPMENT
In service	354,785	335,883
Under construction	13,189	8,768

	367,974	344,651
Less accumulated depreciation	185,463	162,078

	182,511	182,573

OTHER ASSETS
Goodwill	149,033	149,032
Intangible assets, net of accumulated amortization	162,950	167,396
Other	8,364	8,191

	320,347	324,619

TOTAL ASSETS	$533,863	$546,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$10,000	$10,000
Accounts payable and accrued liabilities	21,312	18,701
Accrued taxes	783	1,819
Accrued interest and dividends	1,741	1,683
Advance billings, customer deposits and other	7,101	11,585

TOTAL CURRENT LIABILITIES	40,937	43,788

LONG-TERM DEBT	208,000	218,500

OTHER LIABILITIES
Deferred income taxes	84,971	86,402
Other	19,802	20,530

	104,773	106,932

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 Outstanding shares: 14,327 at September 30, 2005 and 14,268 at December 31, 2004	2,551	2,542
Additional paid-in capital	160,782	160,255
Accumulated other comprehensive income (loss)	(5,817)	(6,574)
Retained earnings	39,808	38,513
Treasury stock at cost, 1,640 shares at September 30, 2005 and December 31, 2004	(18,617)	(18,617)

	178,707	176,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$533,863	$546,785

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$29,323	$34,824

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(22,619)	(16,554)
Collection of note receivable	1,000	—
Proceeds from sale of investment	2,900	—
Increase in investments and advances to affiliates	(115)	(446)
Decrease in investments and repayments from affiliates	—	154

Net Cash Used In Investing Activities	(18,834)	(16,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(5,116)	(5,425)
Payments on long-term debt	(10,500)	(213,640)
Proceeds from long-term debt financing	—	210,000
Payment of debt issuance costs	—	(1,971)
Proceeds from issuance of common stock	300	346
Purchase of treasury stock	—	(13,335)

Net Cash Used In Financing Activities	(15,316)	(24,025)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,827)	(6,047)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	8,517	12,446

END OF PERIOD	$3,690	$6,399

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2005 and 2004

(in thousands)

(Unaudited)

	2005		2004
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,908	$2,542	15,854	$2,533
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors and Stock Option Plans	59	9	40	6

Balance at September 30	15,967	2,551	15,894	2,539

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		160,255		159,515
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors and Stock Option Plans		527		576

Balance at September 30		160,782		160,091

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(6,574)		(4,865)
Unrealized gain on derivative financial instruments, net of tax		757		758

Balance at September 30		(5,817)		(4,107)

RETAINED EARNINGS
Balance at beginning of year		38,513		48,693
Net income (loss)		6,647		(304)
Dividends on common stock: $0.38 per share for each period		(5,352)		(5,661)

Balance at September 30		39,808		42,728

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(307)	(5,282)
Treasury stock acquired	—	—	(1,333)	(13,335)

Balance at September 30	(1,640)	(18,617)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,327	$178,707	14,254	$182,634

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$2,392	$719	$6,647	$(304)
Unrealized gain (loss) on interest rate swap agreements, net of income taxes of $311, ($44), $517 and $516	457	(62)	757	758

Total comprehensive income	$2,849	$657	$7,404	$454

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly-owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as “D&E” or the “Company”.

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

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results for the year ended December 31, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$2,392	$719	$6,647	$(304)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	33	—	87	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(42)	(13)	(135)	(38)

Pro forma net income (loss) Loss from paging operations, net of taxes	$2,383	$706	$6,599	$(342)

Basic income (loss) per share:
As reported	$0.17	$0.05	$0.46	$(0.02)
Pro forma	$0.17	$0.05	$0.46	$(0.02)
Diluted income (loss) per share:
As reported	$0.17	$0.05	$0.46	$(0.02)
Pro forma	$0.17	$0.05	$0.46	$(0.02)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In 2002, the fair value of options granted and options converted in connection with the Company’s acquisition of Conestoga Enterprises, Inc. was $7.20 per share. In March 2005, 10,000 fully vested stock options were issued to the Company’s new Chief Executive Officer, hired on March 16, 2005. The stock options have an exercise price of $9.92 per share, the market price at the date of the grant, and an estimated fair value of $3.13 per share. Employee Stock Purchase Plan purchases were made each month at a 10% discount from market price. The fair value of stock options and share purchases is estimated using the Black-Scholes option pricing model with the following assumptions.

	Option Plans	Stock Purchase Plan
Dividend yield	2.55 - 5.05%	4.28%
Expected life	5 years	0.16 years
Expected volatility	50.06 - 60.30%	10.00%
Risk free interest rate	4.18 - 4.47%	1.00%

There were 47,400 performance-restricted shares of common stock awarded in the nine months ended September 30, 2005. A performance-restricted share entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goals are not met, no performance-restricted shares will be earned by the participant. If the performance goals are fully achieved, 100% of the performance-restricted shares will be earned by the participant. During the performance period, each performance-restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance-restricted shares. At the end of the vesting period, any performance-restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. D&E accrues compensation cost related to these performance-restricted shares based upon the probability that the conditions to receive these shares are met. During the nine months ended September 30, 2005, there were 2,297 fully-vested shares of common stock issued to employees of the Company. The expense related to the performance-restricted and fully-vested shares was $54 and $145 for the three months ended and the nine months ended September 30, 2005, respectively. No shares were awarded in the first nine months of 2004.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005, and accordingly, the Company expects to adopt FIN 47 in December 2005. The Company is currently evaluating the impact of this accounting interpretation on its financial position, results of operations and cash flows.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

4. Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed conversions of employee stock options. Options to purchase 76,312, 55,104, 86,312, and 221,358 shares for the three and nine months ended September 30, 2005 and 2004, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. The following table shows how earnings per share were computed for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,392	$719	$6,647	$(304)

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,316	14,867	14,295	15,325

Net income (loss) per common share	$0.17	$0.05	$0.46	$(0.02)

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,316	14,867	14,295	15,325
Incremental shares from assumed stock option exercises (thousands)	26	43	21	—

Adjusted weighted average shares outstanding (thousands)	14,342	14,910	14,316	15,325

Net income (loss) per common share	$0.17	$0.05	$0.46	$(0.02)

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

Pilicka recognized an asset impairment late in 2004 requiring D&E to recognize a $1,068 loss in the fourth quarter of 2004 for its equity share of the impairment. Since D&E and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, both have written down their investment in Pilicka to zero and discontinued recognizing their equity share of Pilicka’s losses. Beginning with the three months ended June 30, 2005, Pilicka generated net income. D&E will recognize its share of such income only after it exceeds its share of the unrecognized Pilicka losses. EuroTel no longer records any value to its investment in Pilicka and, therefore, the value of D&E’s investment in EuroTel was written down as an other-than-temporary loss on investment of $1,057 in the fourth quarter of 2004. D&E has committed to

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

loan EuroTel, on an equal basis with the other investors in EuroTel, funds for its operating cash needs. In the nine months ended September 30, 2005, the Company advanced $115 to EuroTel and expects that the total 2005 advances will be less than $500 in the aggregate.

In July 2002, EuroTel’s subsidiary, PenneCom, initiated a legal action against an investment bank and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals rejected an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. On August 24, 2005 the United States District Court for the Southern District of New York again dismissed PenneCom’s foreign law claims and a New York law fraud claim. The District Court upheld PenneComm’s claim for tortious interference with contract under New York law. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Expenses are expected to continue to be incurred (with legal fees payable on a contingency basis) in pursuit of such litigation.

The summarized results of the operations of EuroTel were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$—	$—	$—	$—
Net loss	(80)	(921)	(420)	(1,863)
D&E’s share of loss	(29)	(307)	(142)	(621)

The summarized results of operations of Pilicka were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$3,037	$2,995	$9,301	$8,388
Net income (loss)	75	(528)	376	(1,577)
D&E’s share of loss	—	(153)	—	(456)
Investment amortization	—	(116)	—	(349)
Total loss	—	(269)	—	(805)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

6. Intangible Assets

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	September 30, 2005	December 31, 2004
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(18,378)	(14,243)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(1,200)	(1,033)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,424)	(1,280)

Net intangible assets	$162,950	$167,396

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the incumbent rural local exchange carrier (“RLEC”) segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and nine months ended September 30, 2005 and 2004 was $1,395, $1,550, $4,446 and $4,649, respectively.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

8. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	September 30, 2005 Average Interest Rate	Maturity	September 30, 2005	December 31, 2004
Senior Secured Revolving Credit Facility	6.36%	2011	$7,000	$10,000
Senior Secured Term Loan A	6.13%	2011	32,811	36,561
Senior Secured Term Loan B	5.65%	2011	145,814	146,939
Secured Term Loan	9.34%	2014	18,500	20,000
Secured Term Loan	9.36%	2014	13,875	15,000

			218,000	228,500
Less current maturities			10,000	10,000

Total long-term debt			$208,000	$218,500

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

As of September 30, 2005 and December 31, 2004, the Company had interest rate swap agreements with total notional amounts of $110,000 and $85,000, respectively, with maturity dates ranging from December 2005 to August 2009. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in Interest Expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within Other Income (Expense). The fair value of the derivatives was recorded as a non-current other asset of $984 at September 30, 2005 and as an other long-term liability of $290 at December 31, 2004. This change in valuation resulted in unrealized income of $1,274 ($757 net of tax) included in Other Comprehensive Income for the nine months ended September 30, 2005. No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

10. Commitments and Contingencies

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of September 30, 2005, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Construction has begun at both sites, and it is estimated that they will be completed during the fourth quarter of 2005. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5, for the second.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of September 30, 2005 is $11,862. The majority of these tower site leases and the Company’s guarantee will expire between 2011 and 2013. As of September 30, 2005, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, then at such time, a default would occur on Keystone Wireless’ $10,000 note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the $10,000 note, which is currently $8,875, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

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

In response to The Act, D&E determined in August 2005 that the individual prescription drug options that will be available to Medicare beneficiaries through Part D will provide more flexibility, cost savings and greater choices than what is available through D&E’s benefit programs. As a result, effective January 1, 2006, D&E will discontinue offering prescription drug programs to Medicare eligible nonunion retiree groups and, for certain groups of nonunion retirees, will reimburse an amount towards the annual premium cost of an individual prescription drug program chosen by the retiree. This plan change had an immaterial impact on the legacy grandfathered participants who were not eligible for the federal subsidy. For legacy participants who were previously deemed eligible for the federal subsidy, the Company estimates the plan change will further reduce the accumulated postretirement benefit obligation by an additional $281 (in addition to the $419 reduction recognized in the second quarter of 2005 for the anticipated value of the federal subsidy) and will further reduce the annual postretirement benefit cost by an additional $47 (in addition to the $53 reduction recognized in the second quarter of 2005 for the anticipated value of the federal subsidy). The additional reductions in the accumulated post retirement benefit obligation and the annual post retirement benefit cost are reflected in the Company’s financial statements in the third quarter of 2005. Because of the plan change, D&E is no longer eligible for federal subsidies under The Act.

On July 12, 2005 the Company decided to discontinue offering postretirement medical and prescription drug benefits for Conestoga union employees who were not eligible to retire with an unreduced pension benefit by June 1, 2005. As a result of this amendment to the postretirement plan, the Company’s accumulated postretirement benefit obligation decreased by approximately $260 and the annual postretirement benefits expense decreased by $30 in 2005. The full year savings expected in 2006 and later years is approximately $60.

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$640	$566	$(5)	$23
Interest cost	901	881	35	44
Expected return on plan assets	(834)	(868)	(6)	(7)
Amortization of initial net obligation	—	—	1	3
Amortization of prior service cost	(17)	(17)	(40)	—
Amortization of net (gain) loss	361	256	17	11

Net periodic benefit cost	$1,051	$818	$2	$74

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1,921	$1,698	$15	$105
Interest cost	2,702	2,643	133	208
Expected return on plan assets	(2,502)	(2,604)	(25)	(33)
Amortization of initial net obligation	—	—	12	15
Amortization of prior service cost	(51)	(51)	(90)	—
Amortization of net (gain) loss	1,082	768	58	53

Net periodic benefit cost	$3,152	$2,454	$103	$348

During the nine months ended September 30, 2005, D&E contributed $2,944 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates no additional contributions to its defined benefit plans for the remainder of 2005.

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Segment	2005	2004	2005	2004	2005	2004
RLEC	$24,936	$24,691	$2,391	$2,406	$7,894	$6,426
CLEC	9,806	9,212	633	389	6	(837)
Internet Services	3,256	2,565	8	4	(86)	97
Systems Integration	5,446	6,223	6	18	(1,318)	(1,096)
Corporate and Other	844	1,001	—	—	(498)	(130)
Eliminations	—	—	(3,038)	(2,817)	—	—

Total	$44,288	$43,692	$—	$—	$5,998	$4,460

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Segment	2005	2004	2005	2004	2005	2004
RLEC	$74,994	$75,846	$7,014	$7,069	$23,116	$21,200
CLEC	28,425	26,998	1,833	1,015	(1,193)	(2,468)
Internet Services	9,543	7,601	21	15	(686)	198
Systems Integration	15,633	18,595	21	42	(4,315)	(3,416)
Corporate and Other	2,574	2,552	—	—	(1,483)	(849)
Eliminations	—	—	(8,889)	(8,141)	—	—

Total	$131,169	$131,592	$—	$—	$15,439	$14,665

	Segment Assets
Segment	September 30, 2005	December 31, 2004
RLEC	$437,135	$446,277
CLEC	68,832	67,128
Internet Services	3,824	3,009
Systems Integration	17,166	19,064
Corporate and Other	455,924	447,663
Eliminations	(449,018)	(436,356)

Total	$533,863	$546,785

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating income from reportable segments	$6,496	$4,590	$16,922	$15,514
Corporate and other operating loss	(498)	(130)	(1,483)	(849)
Equity in net losses of affiliates	(29)	(576)	(142)	(1,426)
Interest expense	(3,615)	(3,456)	(10,436)	(10,947)
Gain on investment	—	—	2,043	—
Loss on early extinguishment of debt	—	—	—	(4,841)
Other, net	762	346	2,458	1,339

Income (loss) before income taxes and dividends on utility preferred stock	$3,116	$774	$9,362	$(1,210)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements. These forward-looking statements involve certain risks and uncertainties, including, but not limited to:

•	changes in the competitive and technological environment in which we operate;

•	our ability to fund necessary investment in plant and equipment to remain competitive;

•	our current level of debt financing;

•	our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions;

•	government and regulatory policies at both the federal and state levels; and

•	reductions in rates or call volume that is subject to network access charges.

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

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included in this quarterly

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2004, as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

Business Segments

We operate as a rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local telephone company, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, high-speed data, Internet access and, in certain of our markets, video services. We also provide business customers with integrated voice and data network solutions.

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

As of September 30, 2005, we served 135,457 RLEC access lines, 40,703 CLEC access lines, 17,375 digital subscriber lines (“DSL”), 8,957 dial-up Internet access subscribers and 946 web-hosting customers. For the quarter ended September 30, 2005, we generated total revenues of $44.3 million, operating income of $6.0 million and net income of $2.4 million.

Historically, we have derived a majority of our revenues and substantially all of our operating income from the regulated RLEC segment. Our RLEC revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, directory and regional toll service. Our CLEC focuses primarily on businesses, and revenue is derived primarily from local telephone service, network access charges, enhanced telephone services and long distance service revenue. Our Internet Services revenue is derived from high-speed and dial-up Internet access services, in addition to web-hosting services and our new Voice over Internet Protocol (“VoIP”) service. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks and telecommunications systems.

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

We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities to provide broadband services and costs related to the provision of DSL Internet services in our RLEC and CLEC territories. Our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing existing customers on our own facilities and, therefore, tend to result in incremental revenue or higher margins from those customers. We believe that our additional capital expenditures relating to our investment in software and systems will allow us to remain competitive in the marketplace and generally allow for corresponding reductions in operating expenses.

Business Strategy

Our primary business objective is to be a leading, regional integrated communications service provider (“ICP”). To achieve this objective, we will continue to pursue the following goals:

•	We will pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to maintain our dial-up Internet access customer base, our focus will be to migrate these customers in the RLEC and CLEC areas to broadband connections. New broadband customers will also be aggressively pursued. Targeting customers with a broadband connection in their home and/or business is vital for the future delivery of IP services.

•	We will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband Internet Protocol (“IP”) communication services. We expect that the demands of our residential and business customers for increased bandwidth and IP applications will continue to grow.

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served from our own network facilities and moving existing customers from leased facilities to our own network.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	We will pursue the goal of delivering excellence for our customers by providing reliable, responsive, state of the art broadband communications services, including voice, high-speed data, VoIP and, in certain of our RLEC and CLEC markets, video. Bundling of services such as high-speed data, voice and video is part of the strategy to grow revenue and strengthen customer relationships while providing increased value through productivity gains for our customers.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs.

•	We will continue to make our commitment to customer service a top priority. Our NOC provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. Our complement of managed services is used for internal monitoring (within the customer’s enterprise), external monitoring (devices visible outside the customer’s enterprise) and comprehensive security assessments and management. Our managed services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

•	We will offer a broad array of advanced communication services that will enable new modes of communication to become a part of the daily home or business experience. A unified communications strategy will provide integrated applications (e.g. email, voice mail, instant messaging and video conferencing) to provide customers with greater flexibility to select their preferred method of communication.

Critical Developments in the Communications Industry

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, high-speed data transmission, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks, satellite companies’ satellite networks and electric companies’ electric lines. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that we are competing for our existing customer base in our RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The recent decreases in the number of access lines in our RLEC territories reflect, in part, such increased competition, in addition to the elimination of second lines by our customers as they shift to DSL for high-speed Internet access.

We have competitive strengths and weaknesses in the competition for the customer’s communications dollar. On a national basis, cable TV companies have the major market share of paid video services and have a larger market share of high-speed Internet access services, than telephone companies. Cable TV companies are now delivering VoIP services with systems fully capable of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

providing IP telephony services. We are now offering video over a portion of our fiber-copper network in the area of Lewisburg, Pennsylvania in competition with the video services offered by incumbent cable companies.

Cable TV companies are typically subject to far less regulation in the provision of voice telephone services than are local telephone companies. There is limited regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over traditional telephone services. To date, VoIP is not regulated as a voice public utility service, except to the extent that the Federal Communications Commission (“FCC”) has recently ordered that VoIP providers must enable their customers to access 911 services. To maintain and grow our voice communication business, we are introducing VoIP offerings into our marketplace. The convergence of voice and data networks enables the deployment of VoIP services. As an Internet Service Provider (“ISP”), our provision of VoIP services is not geographically limited. We have the potential to offer and provide our VoIP services anywhere to anyone who has a broadband connection, either through a DSL or cable modem connection. The deployment of VoIP services minimizes the amount of additional infrastructure costs required to offer next generation voice services outside of our traditional service territories. Our VoIP initiatives may drive converged services and networks to produce operational efficiencies in addition to benefiting from the current minimal regulation to which it is subject. Other VoIP providers can offer VoIP services within our territory from any point outside of our territory that has Internet access, subject to the requirement of also providing 911 service. If they qualify as a CLEC in our RLEC territories, VoIP providers also might be eligible for number portability. Number portability would make it possible for our customers to switch to the VoIP services of another provider without changing telephone numbers.

The delivery systems of local telephone companies and cable TV companies are structured differently. Telephone systems are structured to foster two-way conversations by providing separate lines to each customer. This structure enables telephone systems, as they are upgraded to provide DSL and even video services, to transmit with similar capacities to and from customers’ premises without the system slowing down or failing in times of high traffic. Cable TV systems were originally structured to carry traffic one way to the customer and, although the systems are being upgraded to carry two-way traffic, cable TV systems are not structured as well as telephone systems to carry two-way traffic with the result that, in times of peak demand, cable TV systems may slow down or even fail to transmit their cable Internet traffic. This fundamental difference in the structure of telephone and cable systems can give telephone companies an advantage in providing DSL and IPTV services, as both are highly interactive systems requiring fast transmittals in both directions. According to widely published sources of business information, nationally, the growth rate of DSL subscribers has recently been outpacing the growth rate of cable modem subscribers, although cable is still ahead in terms of total subscribers. We have been quite successful in marketing our DSL high-speed Internet service to new subscribers, with the number of subscribers increasing from 10,008 as of September 30, 2004 to 17,375 as of September 30, 2005, a 73.6% increase. During the same period, the number of our RLEC access lines decreased by 3.4% from 140,243 as of September 30, 2004 to 135,457 as of September 30, 2005.

We are also in competition with providers of wireless telephone and data services for the local telephone and data customer. Wireless telephone service providers have impacted our number of RLEC access lines as customers use wireless for a second line and even substitute wireless entirely for wireline service. We believe that wireline telephone and high-speed data transmissions still have

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

significant advantages over wireless services in terms of rapid data rates and service accessibility and reliability. Our broadband emphasis through the expansion of our fiber-to-the-node deployment, prepares us for accommodating the continuing demands of increased bandwidth for both consumers and businesses. However, the access and mobility provided by wireless technologies creates tremendous value as the communications industry seeks to provide a seamless integration between wireline and wireless networks. We are evaluating the capacity to provide local wireless data services, through Wi-Fi, WiMax and 700Mhz technologies, in order to provide full broadband coverage to our customers.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have even been installing ducts into new houses and businesses over the last 10 years to enhance our ability to install fiber. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 95% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2005 capital budget is approximately $29 million. However, as discussed more fully under the Business Risks section, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of approximately $218 million as of September 30, 2005.

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our RLEC business segment provides cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made at various stages of our evolution as a company. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, both in the form of an annual limitation of $10 million in dividends and the requirement to remain in compliance with financial covenants.

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

As described under the heading Critical Developments in the Communications Industry, the convergence of voice and data communication technologies has brought telephone companies into direct competition with cable TV companies, wireless telephone companies, VoIP providers and satellite companies. The development of VoIP has enabled cable TV companies to provide telephone service in competition with us. These developments have placed our core telephone business at risk, although also enabling us to compete in the provision of cable TV services.

It is basic policy of the FCC and the Pennsylvania Public Utility Commission (“PUC”) to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 has been discontinued, although legislation enacted in Pennsylvania in the fourth quarter of 2004 provided a continued limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our facilities through interconnection agreements to provide local services. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This would enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and still retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer. Service Electric Telephone Company, LLC, filed on September 2, 2005 with the PUC to be a facilities-based CLEC competitor in our Conestoga RLEC territory. In addition, CORE Communications, Inc. filed an amended application on August 19, 2005 with the PUC to be a facilities-based CLEC providing service in our RLEC territories. We are actively monitoring these filings and will be working with both CLECs to develop interconnection agreements to be filed with the PUC.

In areas served by our CLECs, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those areas. Similarly, in areas where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition, and ownership of or superior access to programming.

•	We are subject to a complex and uncertain regulatory environment that may require us to alter our business plans and face increased competition.

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing incumbent local exchange carrier (“ILEC”) operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results yet at the same time present operating benefits to our CLEC business.

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by National Exchange Carrier Association (“NECA”). Annually, NECA reviews and updates interstate average schedule formulas. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have a positive or negative effect on the RLEC’s future revenues.

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

On February 10, 2005, the FCC initiated a proceeding to develop a unified intercarrier compensation plan. This proceeding will likely affect our RLECs, CLECs, long distance and VoIP operations. The FCC is considering various plans that have been submitted to the FCC and has solicited comments from the public concerning those proposals. Most, if not all of these proposals, if adopted, would affect the intercarrier compensation revenues and expenses as well as the USF funding that our RLECs receive. The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. Until the FCC adopts a specific proposal, it is impossible to predict how changes will affect our company.

•	Risk of debt financing

We had indebtedness of approximately $218 million at September 30, 2005 that was primarily incurred in connection with the acquisition of Conestoga in 2002. We refinanced our indebtedness in March 2004 and further amended our credit facility in November 2004. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. The refinancing also lifted restrictions on the expansion of our CLEC edge-out market and eliminated the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, pursued to manage our balance sheet in order to better achieve our business plan, decreases the risks associated with our indebtedness. However, our indebtedness could still restrict our operations because:

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

Results of Operations

The following table is a summary of our operating results by segment for the three months ended September 30, 2005 and 2004. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Three months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2005
Revenues – External	$24,936	$9,806	$3,256	$5,446	$844	$—	$44,288
Revenues – Intercompany	2,391	633	8	6	—	(3,038)	—

Total Revenues	27,327	10,439	3,264	5,452	844	(3,038)	44,288

Depreciation and Amortization	7,470	1,324	347	380	293	—	9,814
Other Operating Expenses	11,963	9,109	3,003	6,390	1,049	(3,038)	28,476

Total Operating Expenses	19,433	10,433	3,350	6,770	1,342	(3,038)	38,290

Operating Income (Loss)	$7,894	$6	$(86)	$(1,318)	$(498)	$—	$5,998

September 30, 2004
Revenues – External	$24,691	$9,212	$2,565	$6,223	$1,001	$—	$43,692
Revenues – Intercompany	2,406	389	4	18	—	(2,817)	—

Total Revenues	27,097	9,601	2,569	6,241	1,001	(2,817)	43,692

Depreciation and Amortization	7,716	1,041	280	443	244	—	9,724
Other Operating Expenses	12,955	9,397	2,192	6,894	887	(2,817)	29,508

Total Operating Expenses	20,671	10,438	2,472	7,337	1,131	(2,817)	39,232

Operating Income (Loss)	$6,426	$(837)	$97	$(1,096)	$(130)	$—	$4,460

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the nine months ended September 30, 2005 and 2004. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Nine months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2005
Revenues – External	$74,994	$28,425	$9,543	$15,633	$2,574	$—	$131,169
Revenues – Intercompany	7,014	1,833	21	21	—	(8,889)	—

Total Revenues	82,008	30,258	9,564	15,654	2,574	(8,889)	131,169

Depreciation and Amortization	22,421	3,635	1,021	1,260	858	—	29,195
Other Operating Expenses	36,471	27,816	9,229	18,709	3,199	(8,889)	86,535

Total Operating Expenses	58,892	31,451	10,250	19,969	4,057	(8,889)	115,730

Operating Income (Loss)	$23,116	$(1,193)	$(686)	$(4,315)	$(1,483)	$—	$15,439

September 30, 2004
Revenues – External	$75,846	$26,998	$7,601	$18,595	$2,552	$—	$131,592
Revenues – Intercompany	7,069	1,015	15	42	—	(8,141)	—

Total Revenues	82,915	28,013	7,616	18,637	2,552	(8,141)	131,592

Depreciation and Amortization	23,258	3,168	784	1,428	705	—	29,343
Other Operating Expenses	38,457	27,313	6,634	20,625	2,696	(8,141)	87,584

Total Operating Expenses	61,715	30,481	7,418	22,053	3,401	(8,141)	116,927

Operating Income (Loss)	$21,200	$(2,468)	$198	$(3,416)	$(849)	$—	$14,665

Consolidated Operations

Three months ended September 30, 2005 compared

to three months ended September 30, 2004

Consolidated revenues increased $596, or 1.4%, to $44,288 for the quarter ended September 30, 2005, from $43,692 for the same period in 2004. The increase included increases of $280 in local telephone service primarily from additional CLEC business customers, $470 in network access related to higher NECA settlements, $431 in directory revenue related to higher advertising value directories, $529 from DSL revenue attributable to additional customers and an approximate $472 increase in communication product sales. These increases were partially offset by $1,515 of lower professional services revenues largely attributable to the expiration of a major computer services contract and $427 decline in long distance revenues primarily attributable to a reduction in the average rate per minute of use.

Consolidated operating income increased $1,538, to $5,998, for the third quarter of 2005, from $4,460 in the same period of 2004. Operating income as a percentage of revenue increased to 13.5% in the third quarter of 2005, compared to 10.2% in the same period of 2004. The increase was due to growth in operating revenues and lower operating expenses. Expense decreases included $670 less

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

wages due to fewer employees, $312 from lower legal fees and Sarbanes-Oxley auditing expenses, $564 network access expense partially related to a lower cost service contract for completing long distance calls and $331 contracted billing service expense. Offsetting increases were $200 of directory expense related to the increased directory revenue and $650 of operating taxes as a result of a one-time sales tax refund received in 2004.

Other income and expense was a net expense of $2,882 in the third quarter of 2005, compared to a net expense of $3,686 for the same period in 2004.

•	We discontinued recognizing equity losses from our Polish affiliate after the fourth quarter of 2004 which resulted in our equity in the losses of our European affiliates decreasing to $29 in the third quarter of 2005 from $576 in the same period of 2004.

•	Interest expense increased to $3,615 in the third quarter of 2005, compared to $3,456 in the same period of 2004 as a result of higher short term interest rates on our variable rate debt offset by the 75 basis point reduction on our Term Loan B from the November 2004 amendment to our credit facilities.

•	Other, net was income of $762 in 2005 compared to income of $346 in 2004. Other, net included $442 of interest income and principal repayments collected in 2005 on the note received from the sale of assets of Conestoga Wireless and $167 of interest income received in 2004. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has not been recognized as an asset on our balance sheet.

Income taxes were $708 in the third quarter of 2005, compared to $39 for the same period in 2004. The effective income tax rate of approximately 22.7% for the third quarter of 2005 is lower than the federal statutory rate of 34% due to adjusting federal and state tax provisions for the prior year to the actual tax returns filed in 2005. Net income was $2,392, or $0.17 per share, in the third quarter of 2005 compared to $719, or $0.05 per share, in the third quarter of 2004.

Nine months ended September 30, 2005 compared

to nine months ended September 30, 2004

Consolidated revenues decreased $423, or 0.3%, to $131,169 for the nine months ended September 30, 2005, from $131,592 for the same period in 2004. The decrease included $2,235 of lower professional services revenues partially attributable to the expiration of a major computer services contract and $1,373 decline in long distance revenues primarily attributable to a reduction in the average rate per minute of use. These decreases were partially offset by increases of $650 in local telephone service primarily from additional CLEC business customers, $964 in directory revenue related to higher advertising value directories and $1,316 from DSL revenue attributable to additional customers.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated operating income increased $774, to $15,439, for the first nine months of 2005, from $14,665 in the same period of 2004. Operating income as a percentage of revenue increased to 11.8% in the first nine months of 2005 compared to 11.1% in the same period of 2004. The increase was primarily attributable to savings in operating expenses. Expense decreases included $1,337 from lower wages and subcontractors’ costs, $621 network access expense partially related to a lower cost service contract for completing long distance calls and $1,222 contracted billing service expense. Offsetting increases included $1,039 in benefits primarily from pension expense, $580 directory expense related to the increased directory revenue and $650 operating taxes as a result of a one-time sales tax refund received in 2004.

Other income and expense was a net expense of $6,077 in the first nine months of 2005 compared to a net expense of $15,875 for the same period in 2004.

•	We discontinued recognizing equity losses from our Polish affiliate after the fourth quarter of 2004 which resulted in our equity in the losses of our European affiliates decreasing to $142 in the first nine months of 2005 from $1,426 in the same period of 2004.

•	Interest expense decreased to $10,436 in the first nine months of 2005, compared to $10,947 in the same period of 2004 as a result of lower outstanding principal balances, savings from refinancing the debt in March 2004 and a reduction of 75 basis points on the Term Loan B amendment to our credit facility in November 2004.

•	A gain on investment from the sale of our interest in PenTeleData added $2,043 of income to 2005 with no similar transaction in the prior year.

•	A $4,841 loss on early extinguishment of debt was incurred in 2004 as a result of refinancing our long-term debt on March 5, 2004. The expense included a one-time non-cash charge of $4,628 from writing off deferred financing costs related to the May 2002 credit facility and $213 of one-time cash expense related to bank fees incurred to arrange the refinanced credit facility which was not eligible for capitalization.

•	Other, net was income of $2,458 in the first nine months of 2005 compared to income of $1,339 in the same period of 2004 partially from an increase of $198 in the patronage dividend received as a borrower from a cooperative bank. Other, net also included $1,381 of interest income and principal repayments collected in 2005 on the note received from the sale of assets of Conestoga Wireless compared to $475 of interest income received in 2004. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has not been recognized as an asset on our balance sheet.

Income taxes were $2,666 in the first nine months of 2005 compared to a benefit of $955 for the same period in 2004. The effective income tax rate of approximately 28.5% for the nine months of 2005 was partially related to the gain on the sale of investment not being fully subject to state income tax and to adjusting federal and state tax provisions for the prior year to the actual tax returns filed in 2005. Net income was $6,647 or $0.46 per share, in the first nine months of 2005 compared to a net loss of $304, or $0.02 per share, in the first nine months of 2004.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

RLEC Segment Results

	Three months ended September 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$8,398	$8,386	$12	0.1
Network Access	13,251	13,240	11	0.1
Other	5,678	5,471	207	3.8

Total Revenues	27,327	27,097	230	0.8

Depreciation and Amortization	7,470	7,716	(246)	(3.2)
Other Operating Expenses	11,963	12,955	(992)	(7.7)

Total Operating Expenses	19,433	20,671	(1,238)	(6.0)

Operating Income	$7,894	$6,426	$1,468	22.8

Access Lines at September 30	135,457	140,243	(4,786)	(3.4)

RLEC segment revenues increased $230, or 0.8%, to $27,327 in the three months ended September 30, 2005, from $27,097 in the three months ended September 30, 2004. Effective August 1, 2005, rates for local dial tone service in our three RLECs increased approximately 5% to 10%. Management estimates this change will increase quarterly local service revenues by approximately $300 offset by a decline in revenue from a decrease in access lines. Switched access revenues increased $445 primarily from higher NECA settlements, state access revenues increased $209, of which $600 is due to increases in the rates to originate and terminate toll calls offset by $400 of lower minute of use volumes, DSL inter-segment revenues increased $240 and directory settlements increased $405 in 2005 over the prior year’s quarter. Special access revenue decreased $734, primarily related to a decline in circuits billed. Inter-segment billing and collection service revenues were down $293. Since November 2004, expenses for preparation of customer billing are charged directly to each segment. Prior to the November 2004 billing conversion, certain expenses were recorded in one segment and then recorded as inter-segment billing and collection revenue.

RLEC operating expenses decreased $1,238, or 6.0%, to $19,433 in the third quarter of 2005, from $20,671 in the same period of the prior year. Contracted billing services decreased $283, depreciation decreased $246 related to revisions in our depreciation rates due to changes in the estimated lives of various asset categories, maintenance contract expenses decreased $223, other operating taxes decreased $112 and corporate overhead expenses decreased $503 as a result of other segments increasing their share of the allocation. Directory expenses increased $200 in line with the increased revenue generated by our directories.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$24,801	$25,261	$(460)	(1.8)
Network Access	40,801	41,204	(403)	(1.0)
Other	16,406	16,450	(44)	(0.3)

Total Revenues	82,008	82,915	(907)	(1.1)

Depreciation and Amortization	22,421	23,258	(837)	(3.6)
Other Operating Expenses	36,471	38,457	(1,986)	(5.2)

Total Operating Expenses	58,892	61,715	(2,823)	(4.6)

Operating Income	$23,116	$21,200	$1,916	9.0

Access Lines at September 30	135,457	140,243	(4,786)	(3.4)

RLEC segment revenues decreased $907, or 1.1%, to $82,008 in the nine months ended September 30, 2005, from $82,915 in the nine months ended September 30, 2004. Decreases of $430 in local basic area telephone service were related to fewer access lines, but local telephone service was affected positively from an increase in basic service fees of 5% to 10% effective August 1, 2005. Network access revenue decreased $403 including approximately $1,053 from fewer special access circuits, while state and switched access revenues were down $661 and interstate access minutes of use and rates were down $522. Offsetting increases included NECA settlements of $1,204 partially related to settlement calculation changes effective in July 2005 and an increase of $717 in inter-segment DSL revenues. Long distance revenues decreased $374 and revenue from inter-segment billing and collection service revenues were down $867. Since November 2004, expenses for preparation of customer billing are charged directly to each segment. Prior to the November 2004 billing conversion, certain expenses were recorded in one segment and then recorded as inter-segment billing and collection revenue. Directory revenue increased $922 from higher advertising value directories than in the first nine months of 2004.

RLEC operating expenses decreased $2,823, or 4.6%, to $58,892 in the first nine months of 2005, from $61,715 in the same period of the prior year. Decreases included $1,041 for contracted billing services, $837 in depreciation related to revisions in our depreciation rates due to changes in the estimated lives of various asset categories, $364 in network access expenses, $353 in other operating taxes, and $730 in corporate overhead expenses as a result of other segments increasing their share of the allocation. These decreases more than offset a $433 increase in benefits and $580 in directory expenses.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended September 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$3,414	$3,093	$321	10.4
Network Access	2,642	1,713	929	54.2
Long Distance	4,233	4,555	(322)	(7.1)
Other	150	240	(90)	(37.5)

Total Revenues	10,439	9,601	838	8.7

Depreciation and Amortization	1,324	1,041	283	27.2
Other Operating Expenses	9,109	9,397	(288)	(3.1)

Total Operating Expenses	10,433	10,438	(5)	—

Operating Income (Loss)	$6	$(837)	$843	(100.7)

Access Lines at September 30	40,703	37,398	3,305	8.8

CLEC segment revenues increased $838, or 8.7%, to $10,439 in the three months ended September 30, 2005, from $9,601 in the three months ended September 30, 2004. The increase was related to the addition of access lines for new business customers and growth in the number of dedicated data circuits, which increased local telephone service and network access revenues. Long distance revenues decreased approximately $322 due to a decline in the average rate per minute of use. We anticipate the average rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment decreased $5, or 0.0%, to $10,433 in the third quarter of 2005, from $10,438 in the same period of 2004. Direct cost of operations increased primarily from increased wages of $88 and benefits of $118 as a result of supporting our larger customer base and depreciation of $283 related to asset additions and changes to shorten the estimated lives of certain assets. The decrease of $469 in network access expense includes savings achieved from the implementation of a new agreement to provide a least-cost routing service for completion of long distance calls offset by additional cost of services to provide more circuits to one customer. Corporate overhead expenses increased $148 as a result of a higher percentage allocation than in the prior year.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2005	2004	Change	% Change
Revenues:
Local Telephone Service	$9,931	$8,549	$1,382	16.2
Network Access	6,998	4,798	2,200	45.9
Long Distance	12,851	13,927	(1,076)	(7.7)
Other	478	739	(261)	(35.3)

Total Revenues	30,258	28,013	2,245	8.0

Depreciation and Amortization	3,635	3,168	467	14.7
Other Operating Expenses	27,816	27,313	503	1.8

Total Operating Expenses	31,451	30,481	970	3.2

Operating Loss	$(1,193)	$(2,468)	$1,275	(51.7)

Access Lines at September 30	40,703	37,398	3,305	8.8

CLEC segment revenues increased $2,245, or 8.0%, to $30,258 in the nine months ended September 30, 2005, from $28,013 in the nine months ended September 30, 2004. The increase was related to the 8.8% increase in access lines for new business customers and growth in the number of dedicated data circuits, which increased local telephone service and network access revenues approximately $2,396. State access revenue increased $806 from higher minutes of use and higher rates per minute. Long distance revenues decreased approximately $1,076 due to a decline in the average rate per minute of use and the loss of one significant customer. We anticipate the average rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment increased $970, or 3.2%, to $31,451 in the first nine months of 2005, from $30,481 in the same period of 2004. Direct cost of operations increased primarily from increased wages of $170 and benefits of $284 as a result of our need to support a larger customer base. Depreciation increased $467 from asset additions and changes to shorten the estimated lives of certain assets. The cost of services increased $1,251 related to providing more circuits required by customer growth. Network access expenses decreased $1,542 as a result of savings achieved from the implementation of a new agreement to provide a least-cost routing service for completion of long distance calls and partially from the loss of one significant customer. Customer billing expenses decreased $137 resulting from completion of the billing conversion during the fourth quarter of 2004. Gross receipts taxes increased approximately $278 due to a true up of the prior year tax return. Corporate overhead expenses increased $756 as a result of a higher allocation than in the prior year.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Internet Services Segment Results

	Three months ended September 30,
	2005	2004	Change	% Change
Revenues	$3,264	$2,569	$695	27.1

Depreciation and Amortization	347	280	67	23.9
Other Operating Expenses	3,003	2,192	811	37.0

Total Operating Expenses	3,350	2,472	878	35.5

Operating Income (Loss)	$(86)	$97	$(183)	(188.7)

Customers at September 30
DSL	17,375	10,008	7,367	73.6
Dial-up Access	8,957	12,071	(3,114)	(25.8)
Web-hosting Services	946	901	45	5.0

Internet Services segment revenues increased $695, or 27.1%, to $3,264 in the three months ended September 30, 2005, from $2,569 in the three months ended September 30, 2004. The increase resulted from additional DSL customers and included approximately $164 of DSL revenue recorded as CLEC revenue in the previous year, prior to the wholesale arrangement effective January 1, 2005. Revenue per DSL customer declined as a result of temporary promotional rates for new customers and the introduction of lower priced levels of DSL service. The decrease in the number of dial-up subscribers resulted in a 23.2% decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $878, or 35.5%, to $3,350 in the third quarter of 2005, from $2,472 in the same period of 2004. Direct cost of operations included a wage and benefits increase of $109 partially related to the initiation of the new VoIP phone service and direct cost of services increased approximately $357 as a result of a broadband capacity upgrade implemented to accommodate expected continued DSL subscriber growth. Depreciation increased as a result of more assets being employed and corporate overhead expenses increased $58 as a result of a higher allocation than in the prior year. The VoIP start up costs total $115 with minimal revenue generated during the quarter.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2005	2004	Change	% Change
Revenues	$9,564	$7,616	$1,948	25.6

Depreciation and Amortization	1,021	784	237	30.2
Other Operating Expenses	9,229	6,634	2,595	39.1

Total Operating Expenses	10,250	7,418	2,832	38.2

Operating Income (Loss)	$(686)	$198	$(884)	(446.5)

Customers at September 30
DSL	17,375	10,008	7,367	73.6
Dial-up Access	8,957	12,071	(3,114)	(25.8)
Web-hosting Services	946	901	45	5.0

Internet Services segment revenues increased $1,948, or 25.6%, to $9,564 in the nine months ended September 30, 2005, from $7,616 in the nine months ended September 30, 2004. The increase resulted from additional DSL customers and included approximately $511 of DSL revenue recorded as CLEC revenue in the previous year, prior to the wholesale arrangement effective January 1, 2005. Revenue per DSL customer declined as a result of temporary promotional rates for new customers and the introduction of lower priced levels of DSL service. The decrease in the number of dial-up subscribers resulted in a 18.6% decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $2,832, or 38.2%, to $10,250 in the first nine months of 2005, from $7,418 in the same period of 2004. Wages and benefits increased $322 resulting from the larger number of subscribers and included $158 related to the initiation of our new VoIP phone service. Other initial VoIP expenses increased approximately $218. Direct costs of operations increased as a result of a broadband capacity upgrade implemented to accommodate expected continued DSL subscriber growth. Depreciation increased $237 as a result of more assets being employed and corporate overhead expenses increased $236 as a result of a higher allocation than in the prior year.

Systems Integration Segment Results

	Three months ended September 30,
	2005	2004	Change	% Change
Revenues	$5,452	$6,241	$(789)	(12.6)

Depreciation and Amortization	380	443	(63)	(14.2)
Other Operating Expenses	6,390	6,894	(504)	(7.3)

Total Operating Expenses	6,770	7,337	(567)	(7.7)

Operating Loss	$(1,318)	$(1,096)	$(222)	20.3

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Systems Integration segment revenues decreased $789, or 12.6%, to $5,452 in the three months ended September 30, 2005, from $6,241 in the three months ended September 30, 2004. The decrease consisted of $1,387 in communication services revenue related to a reduction in project hours worked for several large customers. A large government service contract, which expired on June 30, 2005, contributed to the decrease. An increase in equipment sales of $598 was made up of a $393 increase in telecommunications voice products and $205 in computer products.

Operating expenses for the Systems Integration segment decreased $567, or 7.7%, to $6,770 in the third quarter 2005, from $7,337 in the same period of 2004. The major expense variances were a decrease of approximately $709 in wages and subcontractor services and a decrease of $63 in depreciation. These decreases and various other expense reductions were offset by an increase of $369 related to higher products sales.

	Nine months ended September 30,
	2005	2004	Change	% Change
Revenues	$15,654	$18,637	$(2,983)	(16.0)

Depreciation and Amortization	1,260	1,428	(168)	(11.8)
Other Operating Expenses	18,709	20,625	(1,916)	(9.3)

Total Operating Expenses	19,969	22,053	(2,084)	(9.4)

Operating Loss	$(4,315)	$(3,416)	$(899)	26.3

Systems Integration segment revenues decreased $2,983, or 16.0%, to $15,654 in the nine months ended September 30, 2005, from $18,637 in the nine months ended September 30, 2004. The decrease consisted of $2,476 in communication services revenue related to a reduction in project hours worked for several large customers, certain price reductions and the expiration on June 30, 2005 of a large government service contract. A decrease of $507 in equipment sales resulted from $187 lower voice equipment and $320 lower computer equipment sales.

Operating expenses for the Systems Integration segment decreased $2,084, or 9.4%, to $19,969 in the first nine months of 2005, from $22,053 in the same period of 2004. The major expense variances were a decrease of approximately $1,402 in wages, benefits and subcontractor services, a decrease of $226 in material costs and a decrease of $168 in depreciation.

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

	Nine months ended September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$29,323	$34,824
Investing activities	(18,834)	(16,846)
Financing activities	(15,316)	(24,025)

Net cash provided by operating activities was $29,323 in the nine months ended September 30, 2005, compared with $34,824 in the same period of 2004. Net cash provided by operating activities in the nine months ended September 30, 2005 was primarily attributable to net income plus non-cash expenses for depreciation and amortization, and a decrease in prepaid expenses, offset by the gain on investments, cash recovery of a note receivable and a decrease in accrued taxes, advance billings and customer deposits. The primary reason for the decrease from 2004 to 2005 was the collection of an income tax refund of $3,065 in 2004 with no similar refund collected in 2005 and an increase in income tax payments of $3,475 in 2005 over 2004.

Net cash used in investing activities was $18,834 in the nine months ended September 30, 2005, compared with net cash of $16,846 used in the same period of 2004. Capital additions in the first nine months of 2005 were primarily for information technology upgrades of approximately $5,600, communications network enhancements of approximately $10,500 and outside plant expansion totaling approximately $4,800. Investing activities included a cash receipt of $2,900 from the sale of our interest in PenTeleData in February 2005 with no similar receipt in 2004. In the first nine months of 2005, principal payments of $1,000 were received on the note that was part of the sale price for the Conestoga Wireless assets. We expect to receive additional principal payments of $375 on this note during the remainder of 2005.

Net cash used in financing activities was $15,316 in the nine months ended September 30, 2005, compared with $24,025 of net cash used in the same period of 2004. In the first nine months of 2005, payment of dividends of $5,116 was a slight decrease in use of funds from dividends paid in the first nine months of the prior year as a result of treasury shares purchased in August 2004. Long-term debt payments were $10,500 in the nine months ended September 30, 2005, including a $3,000 voluntary prepayment made on March 14, 2005. The long-term debt refinancing on March 5, 2004 was the significant financing activity in 2004 with proceeds of $200,000 of which $191,700 was used to repay the original loan and $1,971 to pay new debt issuance costs. Scheduled and voluntary repayments of long-term bank debt totaled $19,225 for the first nine months of 2004. Additionally, a long-term capital lease obligation was reduced by $2,678 as a result of the capital lease payments, the eventual purchase of the office building and land and cancellation of the lease.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

External Sources of Capital at September 30, 2005

As of September 30, 2005, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $32,811), Term Loan B (a $150,000 single draw 8.5-year senior term loan with a remaining balance of $145,814) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 ($18,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. In connection with the Conestoga acquisition, we acquired Conestoga’s long-term loans of $35,000 (single draw loans with a remaining balance of $32,375), which were transferred to D&E Communications under the same terms as part of the March 2004 refinancing.

Term Loan A requires interest payments with increasing quarterly principal payments, which began in the first quarter of 2004 and continue through the second quarter of 2011. Term Loan B requires interest payments with small quarterly principal payments, which began in the first quarter of 2004 and continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until December 31, 2006, when the commitment will be reduced from $25,000 to $15,000, until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at the U.S. prime rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.00% or a one, two, three or six month LIBOR rate plus 2.00%, regardless of the Company’s leverage ratio. A commitment fee of 0.50% must be paid on the unused portion of the revolving credit facility. The fixed interest rate loans of $35,000 transferred from Conestoga required interest only payments until the first quarter of 2005 and equal quarterly principal payments from the first quarter of 2005 through the fourth quarter of 2014.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of September 30, 2005, we had no other unsecured lines of credit. As of September 30, 2005, $18,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 54.8% at September 30, 2005 from 56.3% at December 31, 2004 due to our long-term debt principal repayments. During the third quarter 2005, Moody’s Investors Services reaffirmed its previous “Ba3” rating of our debt. Subsequent to the end of the quarter, Standard & Poors Rating Services also reaffirmed their “BB-” rating.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2005, other than for operations, include capital expenditures, the payment of quarterly common stock dividends, as and when declared by the board of directors, scheduled principal payments on our long-term debt, and other contractual obligations. On October 31, 2005, we declared a quarterly common

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

stock dividend of $0.125 per share payable on December 15, 2005, to holders of record on December 1, 2005. We expect that this dividend will result in an aggregate payment of approximately $1,700. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

On May 24, 2002, pursuant to the merger agreement with Conestoga, D&E assumed Conestoga’s obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of September 30, 2005, D&E has recorded $200 for its remaining commitment under the BTS as the potential cost or penalty for the two remaining sites. Construction has begun at both sites, and it is estimated that they will be completed during the fourth quarter of 2005. Keystone Wireless has committed to lease space on both sites. Under the Asset Purchase Agreement, D&E is obligated to pay the cost of equipping one tower, using some of the equipment transferred to Keystone Wireless in the sale, and one-half of the cost, up to $62.5 for the second.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for the lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of September 30, 2005 is $11,862. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of September 30, 2005, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, then at such time, a default would occur on Keystone Wireless’ $10,000 note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the $10,000 note, which is currently $8,875, would be immediately due and

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

We hold a 33% interest in EuroTel and a 28.88% direct interest in Pilicka, both of which we account for under the equity method of accounting. Pilicka recognized an asset impairment late in 2004 requiring us to recognize a $1,068 loss in December 2004 for our equity share of the impairment. Since we and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, we each have written down our investment in Pilicka to zero and discontinued recognizing our equity share of their ongoing losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of our investment in EuroTel was written down as an other-than-temporary loss on investment of $1,057 in December 2004. Neither the assets nor the liabilities of EuroTel or Pilicka is presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, funds for its operating cash needs. In the nine months ended September 30, 2005, we advanced $115 to EuroTel and expect that our total 2005 advances will be less than $500 in the aggregate.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first nine months of 2005 and 2004, we have not recorded significant adjustments to our revenues as a result of our participation in these pools.

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

The convergence of voice and data communication technologies is changing the communications industry. For several years, telephone and cable companies have been able to provide data transmission, with telephone companies having the advantage in voice and cable companies having the advantage in video. Technology is reducing those advantages. The development of VoIP is changing voice communication to a packet data transmission process. This enables cable companies, as well as ISPs and new start-ups who require minimal capital investment, to compete with telephone companies for voice services and phone features like voicemail and unified communications.

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

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results, yet at the same time present operating benefits to our CLEC business.

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by NECA. Annually, NECA reviews and updates interstate average schedule formulas. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have a positive or negative effect on the RLEC’s future revenues.

Our RLECs held a limited suspension from certain interconnection requirements with competitors, which expired in 2003. The suspension had protected our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our facilities. Since the Pennsylvania Public Utility Act, as amended in November 2004, provides a suspension only to RLECs under 50,000 lines, two of our three RLECs may see competitors seeking to remove our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings. Although our two RLECs have lost their suspension from certain interconnection requirements, changes at the federal level as noted below have provided some relief permitting our RLECs to offer only certain services, affording them a greater ability to recover their investment costs.

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

The FCC has made and will continue to make regulatory changes that will affect both our RLEC and CLEC operations. On December 15, 2004, the FCC adopted rules limiting ILEC unbundling obligations in order to provide incentives for both ILECs and CLECs to invest in the

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

telecommunications market in a way that best allows for innovation and sustainable competition. The new rules eliminate mass market switching as an unbundled network element and limit the availability of high-capacity loops and dedicated interoffice transport as unbundled network elements to CLECs. While beneficial to our RLECs, our CLEC interconnects with and uses other telephone companies’ networks to access certain of their customers in order to provide service, such as voice, and data communications and DSL. Our CLEC depends, in certain circumstances, upon the technology and capabilities of other telephone companies as well as the quality, availability and maintenance of the facilities of those telephone companies. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain facilities and services of satisfactory quality from other telephone companies, or on satisfactory terms and conditions, in which case we may experience delays in the growth of our CLEC networks and the degradation of the quality of our service to customers. The new rules may have an adverse impact on our CLECs because they purchase unbundled switching from ILECs. Although Verizon has indicated that they will continue to offer unbundled switching on a commercial contract basis, our CLECs will receive less favorable terms and conditions in the commercial contract than they received under the prior FCC mandated contracts.

The FCC, on February 10, 2005, initiated a proceeding to develop a unified intercarrier compensation plan. This proceeding will affect our RLECs, CLECs, long distance and VoIP operations. The FCC is considering various plans that have been submitted to the FCC and has solicited comments from the public concerning those proposals. Most, if not all of these proposals, if adopted would affect the intercarrier compensation revenues and expenses as well as the USF funding that our RLECs receive. The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. Until the FCC adopts a specific proposal, it is impossible to predict how changes will affect our company.

The Supreme Court has upheld an FCC ruling that broadband cable modem service provided by cable operators is properly classified as an information service rather than a telecommunications service. In response to the Court’s action, on September 23, 2005, the FCC released a Report and Order in which it determined that the provision by telephone companies of wireline broadband services such as DSL, constitutes an information service, rather than a telecommunications service. Previous to this ruling, FCC policies and rules required facilities-based telephone company providers of DSL to offer the wireline transmission component of DSL separately to competitors, on a common carrier basis. The FCC’s recent ruling eliminated this requirement to share such transmission capacity with competitors, subject to a one year transition period wherein existing offerings of such transmission capacity must be maintained, on a “grandfathered” basis, to purchasers unaffiliated with the telephone company. The FCC ruled that while facilities-based telephone companies are not required to offer broadband wireline transmission capacity to their competitors, they are permitted to do so if they choose, and may make such offerings on either a common carrier or a non-common carrier basis. The FCC’s ruling appears at this time to be deregulatory and to be intended to put facilities-based telephone company providers of DSL in regulatory position similar to that of cable TV providers of cable modem service. However, the ruling also provides that it does not alter the rights of competitors under Section 251 of the Communications Act to purchase “unbundled network elements” including the purchase of unbundled loops to provide their own DSL service. It is not possible at this time to predict how the FCC’s recent action will affect the Company, including the impact on the competitive position of the Company in the provision of DSL services, and the impact on access charge revenue settlements with NECA.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The FCC has yet to significantly regulate VoIP offerings, maintaining regulatory uncertainty while placing VoIP services at a regulatory advantage over our RLEC legacy telephone services. Currently, two recent FCC rulings have defined the regulatory status of VoIP as an information service subject to minimal regulation by the FCC rather than as a telephone service subject to state commission regulation. The FCC has issued a Notice of Proposed Rulemaking to broadly investigate the appropriate regulatory treatment of VoIP services. It is unknown at this time when the FCC will act on this proposal or what effects any changes may have on the results of our operations or financial conditions. The FCC has ordered strict requirements for the provision of 911 services by VoIP providers. All interconnected VoIP providers must notify customers regarding the provisions of 911 service and certify to the FCC that existing customers have been informed and that they acknowledged receipt of such information. Our ISP is in full compliance with the FCC requirements and we are working to make 911 service available everywhere we wish to offer the service. We are still investigating the cost to provide 911 connectivity in all potential locations. In addition to regulation of 911 service, on September 23, 2005, the FCC issued a Report and Order holding that the requirements to make networks available for electronic surveillance by law enforcement agencies under the federal Communications Assistance for Law Enforcement Act (“CALEA”) applies to facilities-based broadband Internet access providers and a broad category of VoIP providers. It is not possible at this time to predict how the FCC’s recent action will affect us. While it may be easier for us to comply with new CALEA requirements than other VoIP providers, the FCC left to a future Order, the task of defining the specific capabilities that carriers will have to provide to law enforcement agencies, and the method for recovering costs for providing those capabilities. In addition, the FCC issued a Notice of Proposed Rulemaking seeking comment as to whether small and rural providers of facilities-based broadband Internet access services should be exempt from CALEA requirements.

The FCC has also enacted changes to certain technical rules that would foster broadband deployment using the capabilities of the nation’s power grid. All of these developments may result in an even more highly competitive environment in which utility companies are very likely to be in direct competition with telephone companies and cable TV operators in many locations. This development could cause telephone companies to lose their competitive edge in their territories and, consequently, result in significant inroads into their core telephone/voice business.

Our indebtedness could restrict our operations and ability to make acquisitions.

As of September 30, 2005, we had approximately $218,000 of total indebtedness, including current maturities, most of which was incurred in connection with the Conestoga acquisition. We will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. Additionally, our level of indebtedness may make us more vulnerable to economic or industry downturns and competitive pressures. The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things:

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

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises, Choice One and XO Communications;

•	wireless service providers, including Cingular Wireless, Verizon Wireless, Sprint PCS, Nextel, Immix and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Adelphia, Comcast, Pencor Services, Atlantic Broadband LLC, Service Electric and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T, Sprint, MCI and Verizon Communications;

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	systems integration providers, including Morefield, Williams, IntelliMark and Weidenhammer Systems Corp.; and

•	electric power companies as possible competitors in the future.

Many of our competitors are, or are affiliated with, major communications companies. These competitors have substantially greater financial and marketing resources and greater name recognition and more established relationships with a larger base of current and potential customers than us. Accordingly, it may be more difficult to compete against these large communications providers. In addition, we cannot assure that we will be able to achieve or maintain adequate technology to remain competitive. Our continued addition of fiber to enhance our broadband capacity may be more difficult as a result of our indebtedness than for our competitors. Accordingly, it may be difficult to compete in any of our markets.

The Systems Integration Segment could be affected by the overall economic climate and the concentration of business among a few customers.

The sale of equipment and services in the systems integration business is dependent upon the willingness of companies to invest in improvements in their information and communications systems. General economic conditions play a role in companies’ investment decisions that directly affect the potential sales of Systems Integration equipment and services. This business is more concentrated among a few major customers than other segments of our business and may be affected by the economic conditions in our customers’ business sectors.

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. During 2005, we have reduced our market risk as a result of having 65% of our long-term debt with fixed rates as compared with 53% as of December 31, 2004. As of September 30, 2005, and December 31, 2004 our debt can be categorized as follows:

	September 30, 2005	December 31, 2004
Fixed interest rates:
Secured Term Loans	$32,375	$35,000
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	7,000	10,000
Senior Secured Term Loans	178,625	183,500

	$218,000	$228,500

As part of our loan covenant conditions, we have arranged interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of September 30, 2005, our debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for three years through interest rate swaps	$35,000	5.05%	$35,000
Rates fixed for four years through interest rate swaps	35,000	5.49%	35,000
Rates fixed for four years through interest rate swaps	15,000	5.98%	15,000
Rates fixed for four years through interest rate swaps	25,000	6.18%	25,000
Fixed rate debt, rates fixed for twelve years	32,375	9.35%	36,993

Total fixed rate debt, 65%	142,375	6.45%	146,993
Variable rate debt, 35%	75,625	5.72%	75,625

	$218,000		$222,618

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $378 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in interest expense of approximately $378 for each 50 basis point decrease in rates.

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

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value of Asset (Liability)
12/04/02 to 12/04/05	$35,000	6.93%	5.86%	$62
11/25/02 to 11/25/06	$35,000	7.23%	5.84%	$382
11/25/04 to 11/25/08	$15,000	5.98%	5.84%	$233
06/30/05 to 08/26/09	$25,000	6.18%	5.84%	$306

If interest rates rise above the rates fixed by these swaps, we could realize other comprehensive income of $550 for each 50 basis points above the fixed rates. If rates were to decline, we could realize other comprehensive expense of approximately $550 for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of September 30, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures, without limitation, include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report as discussed below.

In the third quarter 2005, a significant deficiency was identified in the area of our income tax controls and procedures. A significant deficiency is a control deficiency or combination of control deficiencies that adversely affect our ability to initiate, authorize, record, process or report external financial data reliably in accordance with U.S. Generally Accepted Accounting Principles. The result of a significant deficiency is that there is more than a remote likelihood that a misstatement in our annual or interim financial statements that is more than inconsequential will not be prevented or detected. We failed to account for our direct ownership in Pilicka as a pass-through entity when we filed our 2004 federal income tax return and therefore we did not record income tax expense on Pilicka’s taxable income in our own tax provision. Additionally, we failed to identify a 2004 tax provision to tax return adjustment as being related to the acquisition of Conestoga and incorrectly recorded the adjustment to income tax expense instead of goodwill.

Form 10-Q

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

The errors were identified during the period ended September 30, 2005 and immediately corrected. In light of the facts and circumstances relating to the corrections, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the errors were reflective of a significant deficiency in the Company’s disclosure controls. The Company has implemented additional tax controls through expanded review and documentation of Pilicka’s tax structure with both corporate tax personnel and external tax advisors.

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

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 1. Legal Proceedings

In July 2002, EuroTel’s subsidiary, PenneCom, initiated a legal action in United States District Court for the Southern District of New York against an investment bank, and an individual, alleging violations of applicable law relating to the advice given by the investment bank and the individual to a prospective buyer not to close on the purchase of Pilicka. On June 28, 2004, the Second Circuit Court of Appeals rejected an order of the United States District Court for the Southern District of New York, which earlier had dismissed the case. On August 24, 2005, the United States District Court for the Southern District of New York again dismissed PenneCom’s foreign law claims and a New York law fraud claim. The District Court upheld PenneCom’s claim for tortious interference with contract under New York law. Management of EuroTel continues to believe that, based on the advice of its legal counsel, the suit is meritorious. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any claims in the litigation. Legal costs are expected to continue to be incurred in pursuit of such litigation.

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

Item 5. Other Information

On August 4, 2005, EuroTel LLC, HunTel Systems, Inc., D&E Investments, Inc. and Consolidated Companies, Inc., the shareholders of Pilicka sp. zo. o., agreed in principle to sell Pilicka to MNI S.A. for USD $15,750,000. D&E will receive its share of the sale proceeds based on its ownership percentage. The Company is continuing to negotiate a definitive agreement to be completed in the near future.

On August 22, 2005, the trustees of the D&E Communications, Inc. Voting Trust elected to terminate the voting trust. The voting trust included approximately 2.2 million shares from 59 participants, or approximately 15% of the outstanding common stock of D&E Communications Inc. The stock of D&E Communications, Inc. held by the voting trust has been returned to the participating shareholders, free of trust, and each participant may now exercise individual voting rights for their respective shares.

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Identification of Exhibit	Reference

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14 of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: November 8, 2005

	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: November 8, 2005

	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer