Form 10-K
period 2005-12-31
D&E COMMUNICATIONS INC
filed 2006-03-14
CIK 1011737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-20709

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

Common Stock, par value $0.16 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $117,176,710. Such aggregate market value was computed by reference to the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2005. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2006 was 14,348,066.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

You should understand that various factors, including those discussed in the section titled “Item 1A. Risk Factors” and elsewhere in this document could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 1.	Business

Overview

We are a provider of integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We have operated as a rural local exchange carrier (“RLEC”) in parts of Lancaster, Berks, Lebanon, Chester, Montgomery, Lehigh, Union and Northumberland counties in Pennsylvania since the early 1900s and were among the first to deploy a 100% digitally switched network. In 1998, we began operating as a competitive local exchange carrier (“CLEC”) and currently operate in the Lancaster, Reading, State College, Pottstown, Williamsport, Altoona and Harrisburg, Pennsylvania areas, which we refer to as our “edge-out” markets. Today, we offer our customers a comprehensive package of communications services, including local and long distance telephone services, high-speed data, or broadband, services, Internet access services and integrated voice and data network solutions throughout our territory. Additionally, in the State College and Lewisburg areas, we also provide video services. Our reporting segments are RLEC, CLEC, Internet Services and Systems Integration.

As of December 31, 2005, we served 134,698 RLEC access lines, 40,796 CLEC access lines, 19,795 digital subscriber line (“DSL”) subscribers, 7,959 dial-up internet access subscribers, 6,630 video subscribers and 952 web-hosting customers. For the year ended December 31, 2005, we generated revenue of $176.2 million, operating income of $22.7 million and a net income of $13.7 million.

Historically, we have derived a majority of our revenues from the regulated RLEC segments. The RLEC segment accounted for approximately 57% of total 2005 revenues and all of our operating income. Our RLEC revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, directory advertising, private line service and regional toll service. Our CLEC focuses primarily on businesses, and revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, private line service and long distance service revenue. Our Internet Services revenue is derived from broadband and dial-up Internet access services, in addition to web-hosting services and our new Voice over Internet Protocol (“VoIP”) service. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks and telecommunications systems. The following graphs represent fiscal year segment revenues and operating income.

We own a one-third interest in EuroTel, LLC, which owns 100% of Pennecom BV, a Netherlands company. We presently maintain a minority interest in these ventures. Pennecom continues to pursue legal action that it initiated in July 2002 in the United States District Court for the Southern District of New York (see Item 3 Legal Proceedings).

Our common stock is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol “DECC”. Our internet address is www.decommunications.com. Electronic copies of the 2005 Annual Report on Form 10-K are available free of charge by visiting the “Investor Relations” section of www.decommunications.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the United States Securities and Exchange Commission (SEC).

Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. The contents of this website are not part of this filing. We are a Pennsylvania corporation.

Recent Developments

Pilicka Telefonia Sp. z o.o.

On December 19, 2005, we sold our direct and indirect interest in Pilicka Telefonia Sp. z o.o. (“Pilicka”) which operates a telephone network in a region south of Warsaw, Poland. We recorded pre-tax income of approximately $6.4 million as a result of the sale.

PenTeleData Limited Partnership I

On February 28, 2005, we sold our interest in PenTeleData Limited Partnership I for $2.9 million resulting in a gain of $2.0 million before taxes. The investment in PenTeleData was reported in other long-term assets on the balance sheet at December 31, 2004.

Debt Refinancing

On March 5, 2004, we completed a syndicated senior secured debt financing in the amount of $260 million jointly arranged by CoBank, ACB and SunTrust Bank. The credit facilities are in the form of a $25 million Revolving Loan, Term Loan A in the amount of $50 million, Term Loan B in the amount of $150 million, and the assumption of $35 million of term indebtedness of a D&E subsidiary. The debt was assigned a “BB-” rating by Standard & Poor’s Rating Services and a “Ba3” rating by Moody’s Investor Services. Moody’s Investors Services reaffirmed their “Ba3” rating in the third quarter of 2005. Standard and Poor’s Rating Services reaffirmed their “BB-” rating in the fourth quarter of 2005.

Further, on November 22, 2004, we entered into an amendment with respect to the Term Loan B portion of this senior financing. The amendment reduced the applicable LIBOR margin of Term Loan B from 2.75% to 2.00% through its stated maturity date of December 31, 2011.

In light of the favorable market conditions and opportunities which appear to be available to the Company due to its performance, we are considering alternatives available to us to take advantage of low market interest rates and to amend existing loan amortization schedules and/or loan covenants. There is no assurance that our evaluation of the alternatives will result in a favorable restructuring of our indebtedness.

The Telecommunications Industry

The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies from the point of origination to the point of termination. In recent years the industry has undergone significant change due to competition, the construction of additional infrastructure and the introduction of new technologies, which has resulted in increased demand for telecommunications services. The Telecommunications Act of 1996 (“TA-96”) and its subsequent interpretation and implementation by the Federal Communications Commission (“FCC”) has had a far reaching impact on telecommunications companies, regulators and customers.

There are two predominant types of local wireline telephone service providers in the telecommunications industry: Incumbent Local Exchange Carriers (“ILEC”) and Competitive Local Exchange Carriers (“CLEC”). Within the ILEC sector, generally there are Rural Local Exchange Carriers (“RLEC”), which operate in rural areas, RLEC aggregators, which operate multiple RLEC properties throughout the United States, and Regional Bell Operating Companies (“RBOC”).

The passage of TA-96, with its stated goal of encouraging the rapid deployment of new telecommunications technologies and promoting competition to ensure lower prices and higher quality services for U.S. telecommunications customers, substantially changed the telecommunications industry. TA-96 permitted newly created CLECs to compete with ILECs. As a result, ILEC and CLEC operators increasingly seek to differentiate themselves by bundling their communications service offerings and providing high quality customer service. Both ILEC and CLEC operators face other competitive methods of delivering communications services including wireless telephones, cable service, satellite transmission and voice over the Internet protocol (“VoIP”) service.

Despite competition introduced into the telecommunications industry as a result of the passage of TA-96, many large RLECs continue to grow their business by capitalizing on their extensive networks, favorable demographic trends and the increasing demand for communications services, including new service offerings such as broadband and enhanced telephone services. There are also a number of RLECs that operate in rural areas where competition from CLECs generally has been minimal due to regulatory factors, including exemptions from rules applicable to the RBOCs that require competitive access as mandated by TA-96, and the unfavorable economics of constructing and operating competitive systems in rural areas. Additionally, there has been consolidation among RLECs, which has created economies of scale and the ability to cross-sell new services across a larger customer base. Nationally, there are a large number of RLECs similar to ours that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to these same economic and competitive conditions. Most of these RLECs have fewer than 50,000 access lines.

Business Strategy

Our primary business objective is to be a leading, regional integrated communications service provider (“ICP”). To achieve this objective, we will continue to pursue the following goals:

•	We will pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers in the RLEC and CLEC areas to broadband connections. New broadband customers will also be aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the future delivery of Internet Protocol (“IP”) services.

•	We will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband IP communication services. We expect that the demands of our residential and business customers for increased bandwidth and IP applications will continue to grow.

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served from our own network facilities and moving existing customers from leased facilities to our own network.

•	We will pursue the goal of delivering excellence for our customers by providing reliable, responsive, state of the art broadband communications services, including voice, high-speed data, VoIP and, in certain of our RLEC and CLEC markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms – hybrid fiber coaxial in the State College CLEC market and ADSL2 over the RLEC copper system in Union County, Pennsylvania. The potential roll-out of video in our other RLECs is under review and evaluation.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. In 2006, we will be creating a more direct link between our RLEC, CLEC and Internet customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and RLEC, CLEC or Internet services for a custom and differentiated offering.

•	We will continue to make our commitment to customer service a top priority. Our network operations center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to speed up and enhance the customers’ experience when they call in service issues, we implemented a new case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this, several automated tests were developed and implemented that allow us to analyze every issue that is called in, and within 2 minutes, determine the location of the issue and identify and dispatch the appropriate technician. Our complement of managed services is used for internal monitoring (within the customer’s enterprise), external monitoring (devices visible outside the customer’s enterprise) and comprehensive security assessments and management. Our managed services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

•	We will offer a broad array of advanced communication services that will enable new modes of communication to become a part of the daily home or business experience. A unified communications strategy will provide integrated applications (e.g. email, voice mail, instant messaging and video conferencing) to provide customers with greater flexibility to select their preferred method of communication.

Operations

RLEC Operations

Our RLEC segment has provided telecommunications services to the RLEC territories since the early 1900s and was one of the first to deploy a 100% digitally switched network. Today, we market our RLEC services, including local telephone, network access, long distance, data and enhanced telephone services, as D&E Communications, in three distinct service territories. Our RLEC strategy is to sell additional communications services, including broadband and enhanced telephone services, and to improve financial performance through operating efficiencies.

We operate in rural and suburban territories totaling 802 square miles, averaging 168 access lines per square mile as of December 31, 2005. Access lines represent revenue producing voice grade equivalent lines connected to the public switch providing dial tone to the customer. As of December 31, 2005, the RLEC served 134,698 access lines. Approximately 72% of these access lines served residential customers.

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

We also offer network access services that provide other telecommunications carriers, such as local exchange carriers, long distance carriers and wireless companies access to our local network facilities for the completion of their calls. Payment for providing these services comes either directly from our customers or from other telecommunications carriers that utilize our networks. Additional interstate access revenues are received from settlement pools administered by the National Exchange Carrier Association, Inc. (“NECA”) into which we pay to participate. In addition, we offer private line service and long distance telephone service to our RLEC customers and directory advertising to give customers business service information in addition to telephone number data.

Historically, we have derived a majority of our revenues from the regulated RLEC segments. The RLEC segment accounted for approximately 57% of total 2005 revenues and all of our operating income. Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services, directory advertising, private line service and regional toll service. Network access revenue consists of charges paid by wireless companies for access to our network and by long distance companies for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and a telemarketer call-blocking service. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

RLEC access line loss experienced since 2002 is significant, as access lines have traditionally been monitored as an important measure of RLEC performance. Our total RLEC lines decreased by 1.7% in 2003, 2.2% in 2004 and 3.5% in 2005, as a result of various factors that reflect industry trends, including (i) the softening demand for second lines due to customers moving their Internet access to either DSL services provided by us or to cable modems that are provided by competitors, (ii) the use of wireless service in place of second lines and in some cases primary lines and (iii) the move to VoIP service. Additionally, RLEC business lines were reduced by 230 due to the closing of two larger businesses in 2005. Despite the decrease in RLEC access lines, our RLEC revenues have decreased at a slower rate as a result of increases in RLEC basic service fees in August 2005, directory advertising revenue and enhanced services. The growth in DSL revenue in the Internet Services segment has helped to offset decreased RLEC revenue from the loss of second lines. The following table reflects access line trends over the past three years:

	At Or For The Years Ended December 31,
	2005	2004	2003
ACCESS LINES:
Residential	97,100	101,366	105,086
Business	37,598	38,241	37,713

Total RLEC	134,698	139,607	142,799
PERCENT OF TOTAL:
Residential	72.1%	72.6%	73.6%
Business	27.9%	27.4%	26.4%
PERCENTAGE GROWTH:
Residential	(4.2)%	(3.5)%	(2.1)%
Business	(1.7)%	1.4%	(0.6)%
Total RLEC	(3.5)%	(2.2)%	(1.7)%

CLEC Operations

Our CLEC began operations in 1998 and offers services similar to the RLEC, but primarily targets small and medium-sized business customers within the edge-out markets. We also provide services to residential customers in certain markets, where economically prudent, as part of bundled services with video, high-speed data or long distance. By concentrating the CLEC strategy on markets surrounding the RLEC territories, we are able to leverage our existing human resources including technical and engineering professionals, significant back office infrastructure and network assets. As a result, three of the CLEC markets are within 10 miles, three are within 50 miles, and one is within 100 miles of one or more of the RLEC territories.

We provide our CLEC customers with broadband services, local calling, customized extended local calling, long distance and enhanced telephone services. In addition, we have developed a broadband fiber and coaxial cable network in our State College market to offer bundled services, including cable television, to business and multi-dwelling unit residential customers. We plan to continue to focus primarily on business customers, leverage our existing facilities and construct new facilities when and where it is economically prudent.

Our CLEC revenue is derived primarily from local telephone service, long distance service, network access charges, enhanced telephone services and dedicated data circuits. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis. Network access revenue consists of charges paid by long distance companies and other telecommunications carrier customers for access to our network in connection with the completion of long distance telephone calls. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and a telemarketer call-blocking service.

The number of access lines served by our CLECs has increased from 35,140 access lines as of December 31, 2003, to 38,461 access lines as of December 31, 2004 and 40,796 as of December 31, 2005. We believe that market demand for an alternative communications provider combined with our sales efforts and quality reputation will contribute to continued growth. As of December 31, 2005, approximately 26% of access lines were “On-Net,” defined as served entirely on our own facilities. Approximately 64% were “On-Switch,” or served through a combination of our facilities and leased facilities and 10% were served completely on lines of another provider, known as “Resale.” We provide residential service in our markets but we concentrate our expansion of service to business customers. To help improve profitability, we focus our sales efforts in areas where we can provide service “On-Net” and capital spending is targeted for places where “Resale” and “On-Switch” customers can be converted to “On-Net.” The following table reflects our access line growth over the past three years:

	At Or For The Years Ended December 31,
	2005	2004	2003
ACCESS LINES:
Residential	3,727	4,298	4,942
Business	37,069	34,163	30,198

Total CLEC	40,796	38,461	35,140
PERCENT OF TOTAL:
Residential	9.1%	11.2%	14.1%
Business	90.9%	88.8%	85.9%
PERCENTAGE GROWTH
Residential	(13.3)%	(13.0)%	(9.4)%
Business	8.5%	13.1%	27.9%
Total CLEC	6.1%	9.5%	20.9%
Percent On-Net or On-Switch	90.0%	89.0%	86.0%

Internet Service Operations

As part of the strategy to provide a range of data services to customers, we began offering DSL service in the second half of 1999 and began bundling DSL and Internet access services to RLEC and CLEC customers when we launched our Internet service provider, D&E Jazzd, in the fourth quarter of 2000. We began offering VoIP services in May 2005. Our Internet services revenue is derived from dial-up and broadband services and web-hosting services. Internet services are offered to residential and business customers in a geographic region that includes and surrounds the RLEC and CLEC operations. This service is offered entirely on our own facilities in our RLEC territories and primarily on our own facilities in our CLEC markets. Our objective has been to migrate our dial-up Internet customers to our broadband service with DSL. In 2005, 19.9% of our new DSL subscribers upgraded to our broadband service from their previous dial-up service. The fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers value broadband Internet services. We believe the opportunity to provide such services is an important component of our business plan. The following table reflects subscriber growth over the past three years:

	At Or For The Years Ended December 31,
	2005	2004	2003
DSL	19,795	11,015	7,127
Dial-up	7,959	11,535	12,859

Total Subscribers	27,754	22,550	19,986
Web-Hosting Customers	952	909	814
PERCENT OF TOTAL:
DSL	71.3%	48.8%	35.7%
Dial-up	28.7%	51.2%	64.3%
PERCENTAGE GROWTH:
DSL	79.7%	54.6%	26.9%
Dial-up	(31.0)%	(10.3)%	1.6%
Total Subscribers	23.1%	12.8%	9.4%
Web-Hosting Customers	4.7%	11.7%	25.0%

We believe our local presence, focus on customer service and technologically advanced services provide us with a competitive advantage in our markets. While we plan to continue to serve our dial-up Internet access customer base, we also plan to focus our sales efforts on selling our broadband services as part of an integrated communications package. DSL subscribers continue to grow at a rapid pace, increasing by 8,780, or 80%, since December 31, 2004.

Systems Integration Operations

To augment our core voice and data communications services and enhance our position as a provider of integrated communications services, we offer a full range of data and voice solutions for businesses, government agencies and educational institutions. We believe that the complexity of voice communications and data networks has increased the need for these organizations to seek a single provider for all of their communications and networking needs. We believe that the convergence of voice communications and data networks technology further drives this outsourcing trend and increases the need for service providers that have expertise in both voice and data networks. In addition, systems integration services can serve as an entry point to business customers to better position us to capture more of their total communications services spending.

Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks and telecommunications systems. Our offerings include VoIP systems, wireless networking solutions, managed services and managed security services and consultative information technology (“IT”) services. We market these products and services primarily in our RLEC and CLEC service areas, as well as in the eastern Pennsylvania and greater Philadelphia market areas. Our sales team targets businesses, government agencies and educational institutions with comprehensive solutions for their voice and data communication networking needs.

In order to improve the financial performance of this segment, we have begun to streamline our operation by reducing expense and enhancing revenue. Operational expense reductions include rent, wages and a focus on the service component of the Lewisburg market rather than new systems sales. Revenue enhancements include meeting market rates for services and adding managed services to RLEC and CLEC sales proposals. Systems Integration services, when combined with RLEC, CLEC and Internet Services offer our customers a differentiated product offering.

Wireless Operations

Remaining consistent with our focus on wireline communications, we completed the sale of assets of Conestoga Wireless on January 14, 2003. The results of operations of Conestoga Wireless are not reported as discontinued operations due to the continued obligations that we have after the sale related to our guarantees on cell site leases and our responsibility under a Build-to-Suit agreement. Conestoga Wireless reported revenues of $0.5 million for the 2 weeks before its sale in January 2003. The operating loss was $0.7 million in 2003.

Upon completion of the sale, D&E received approximately $10 million in cash and a $10 million face value secured promissory note issued by Keystone Wireless LLC (“Keystone”). The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest at the 60-day LIBOR rate plus 5%. As this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows, we record value to the note when cash recoveries are received. During 2005, we received principal and interest payments of $1.5 million and $0.6 million, respectively. During 2004, we received principal and interest payments of $125,000 and $0.7 million respectively. During 2003, we received interest payments of $0.6 million. All scheduled interest and principal payments have been received in full. The note carried certain rights where we could convert a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period began on December 31, 2004 and ended May 1, 2005. We did not exercise any of our conversion rights under this note.

Investments

Our company currently owns a one-third interest in EuroTel, LLC which owns 100% of Pennecom BV, a Netherlands company. Pennecom continues to pursue legal action that it initiated in July 2002 in the United States District Court for the Southern District of New York (See Item 3 Legal Proceedings)

We owned a direct and indirect interest in Pilicka until we sold it on December 19, 2005. We recorded pre-tax income of approximately $6.4 million as a result of the sale.

We also owned an interest in PenTeleData Limited Partnership I until we sold the interest on February 28, 2005 for $2.9 million.

Competitive Strengths

Customer Service

We believe there is a high correlation between service quality and the likelihood that our customers will remain with us when presented with a competitive alternative. Our commitment to personalized customer service includes locating call centers in the communities that we serve and providing a single point of contact for service calls by cross-training all customer service personnel in RLEC, CLEC, long distance and Internet service offerings. Call centers provide convenient access for customers to place their orders and make billing inquiries.

Multiple customer retention measures are employed for larger RLEC business customers and for our CLEC customers who are more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures, such as monthly customer surveys to ensure customer satisfaction and loyalty. The focus on customer service was evident in the 2005 survey responses, in which 97% of the respondents said that the overall service was good or excellent. Additionally, in areas such as call completion, customer-out-of-service reports and service order completion, our performance consistently exceeds guidelines established by the Pennsylvania Public Utility Commission.

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

In an effort to speed up and enhance the customers’ experience when they call in service issues, we implemented a new case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in a greater ability to manage the customer’s request. To further enable this, several automated tests were developed and implemented that allow us to analyze every issue that is called in, and within 2 minutes, determine the location of the issue and identify and dispatch the appropriate technician.

Sales and Marketing

We instituted a strategic branding awareness campaign, “Delivering Excellence,” in the second half of 2003. The branding campaign is a key factor to provide name and brand recognition to the Company to support our business success and sustain a competitive advantage. The “Delivering Excellence” brand recognizes the quality customer service for which we are recognized by our customers. Our employees are immersed in a culture that values and acts upon delivering a positive customer experience which is a vital part of the D&E brand. The quality of the Company’s work and our responsiveness in meeting customer needs are critical for the success of the brand and the Company’s efforts in achieving successful financial performance.

Convergence is a key element in the future growth of our company. With RLEC line counts declining and increasingly threatened, we must capture additional sources of revenue from each customer. The more customer needs we can address and solve with our communication services, the more effectively we can build a long-term relationship with our customers. The broadband connection into our customers’ homes and businesses is the key to delivering voice, data and video services today and advanced IP communication services in the future.

An example of delivering on convergence today for consumers occurs in Union County, Pennsylvania where we have deployed video over RLEC copper facilities. Offering video programming over the existing copper wireline increases the revenue we receive from the customer and provides the means for potential revenue growth within our Company. The bundling of services (e.g. video and DSL with voice) is a key part of our strategy to grow revenue and strengthen our customer relationships by providing increased value with our new bundled services. In addition, offering a full range of services will strengthen our competitive position to compete with cable companies and other competitors who begin to encroach on our traditional telephone service areas.

As we deploy new products and services into our seven “edge-out” markets as part of our CLEC strategy, we believe that we will continue to drive revenue growth. By solving our customers’ communication needs, we attempt to demonstrate value and strengthen our relationship with them. Customer testimonials and referrals result from these successes and help drive additional customer opportunities.

We employ a relationship-based sales and marketing approach. This approach, and a commitment to customer service, builds brand loyalty and increases the effectiveness of sales efforts. We also grow our general brand awareness through corporate and product awareness campaigns that utilize local television, billboard and print ads as well as sponsorship of community events. Corporate spokesmen, Dick Vermeil (former head coach of the Kansas City Chiefs, St. Louis Rams and Philadelphia Eagles) and Joe Paterno (head football coach of Penn State University) also help promote our Company’s products and services. With respect to non-RLEC businesses, we support an aggressive integrated marketing communications strategy with targeted direct sales efforts. Customer service representatives are located throughout the service territories and are supported by local sales efforts.

We manage our sales organization to serve both residential and business customers. Our CLEC sales team is focused on businesses that can be served by our “On-Net” facilities. We serve business customers in many markets including healthcare, financial services and educational institutions. Customer service representatives proactively market a complete service portfolio to residential customers through regular calling programs and consultative analyses of customers’ services on incoming calls. We have developed up-sell and cross-sell programs in our customer service call centers with sales representatives who are cross-trained in all segments of our business to market the service offerings more effectively. Aggressive monthly sales targets are established for the customer service representatives and their efforts are coordinated with the marketing incentives designed to promote a given service at the same time. Marketing programs and sales initiatives are coordinated with the calling efforts to maximize their effectiveness. In 2005, a focused sales effort centered on broadband Internet services.

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

The RLEC has digital host switches in Ephrata, Lititz, Birdsboro and Lewisburg, Pennsylvania and delivers dial tone to an extensive network of remote switches and access nodes that are connected with fiber optic cable. Connection to customers, or the “last mile,” is provided over the RLEC’s copper or fiber outside plant. The host/remote architecture concentrates network intelligence in the four host offices, enabling the RLEC and CLEC operations to leverage this network and provide short customer loop lengths in our copper cable plant. Short customer loop lengths and the packet information delivery network system facilitate the delivery of advanced broadband services such as DSL. We are capable of providing DSL service to approximately 98% of our RLEC customers.

The CLEC’s network strategy is to leverage the core switching architecture of the RLEC network and to own the key elements of the local exchange network. These elements include remote access nodes and the facilities connecting the host switches to the remote access nodes, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, the CLEC builds copper/fiber distribution facilities between the remote access nodes and customers’ premises. The network strategy allows the CLEC to provide high quality and reliable service and helps to minimize customer turnover. In addition, we have one host switch and three remote access nodes supporting the broadband fiber network in State College, Pennsylvania. As of December 31, 2005, the CLEC had 90% of its access lines connected to the RLEC switch and 26% of its access lines completely on our network.

The network is supported by computer systems called operations support systems that provide the ability to install service for customers on a short interval basis and to analyze network problems in many instances before the customers are affected. These systems include databases of all RLEC and CLEC customers and the associated facilities such as the fiber and copper cable and the associated central office switching connections that serve them. We also use geographic information systems to map our outside plant cable and associated structure of poles and underground conduit. These same systems allow us to verify quickly the capability of the network for broadband service. We have a system that stores the inventory of central office and transmission equipment that is accessed for the automatic provisioning of customized services for customers. These systems also have monitoring and troubleshooting capabilities to insure the reliability of the network. We are able to interface with the operations support systems of Verizon and Sprint Nextel to assure fast and accurate provisioning of services for the CLEC customers.

Competitive Environment

TA-96 introduced competition among providers of local telephone services enabling customers to switch to services offered by competitive local exchange carriers and cable companies. Several other factors are further increasing competition in local telephone service, including growing customer demand for communications products and services, development of fiber optics and digital electronic technology and legislation and regulations designed to promote competition.

We believe that our RLECs have competitive advantages based on several factors, including the lack of concentration of any large business customers, a strong customer service record and high level of customer satisfaction and the service territories’ high cost of facilities-based entry due to low population density and other regulatory factors. Our RLECs experience competition from wireless operators in our service territories, which provide an alternative service to wireline local and long distance services. Wireless competitors include Verizon Wireless, Cingular Wireless, Sprint Nextel, Immix and T-Mobile Wireless. The entry of VoIP competitors such as Vonage and cable companies offering VoIP services have also become a competitive threat.

Our CLEC competes principally with the services offered by the incumbent local exchange carriers, Verizon Communications and Sprint Nextel, and other competitive providers, including other CLECs, inter-exchange carriers, cable television companies, wireless service providers and private networks built by large business customers. The edge-out markets served by our CLEC are served by one or more other CLECs. In addition, in providing long distance service, our RLECs and CLECs are in competition with major carriers such as AT&T, Sprint Nextel and Verizon Communications as well as the wireless companies listed above.

Our Systems Integration business competes with large, regional and national companies that provide a wide variety of services to their customers. These competitors include Morefield, Ecomm, IntelliMark and Weidenhammer Systems Corp. We also compete with numerous smaller service providers. As a result of this competition, we may lose customers or have difficulty acquiring new customers. Barriers to entry to the markets for these services are generally low. As a result, new competitors may enter this market. The existing and new sources of competition place pressure on the pricing of these services.

The market for Internet services is highly competitive. We compete for dial-up and broadband customers with national, regional and local Internet service providers as well as cable companies and direct broadcast satellite companies. These competitors include AOL, EarthLink, MSN, Adelphia Communications, Comcast, Service Electric and Pencor Services. We also compete for business customers with long distance and local communications providers in selling broadband services. The existing and new sources of competition in this market place pressure on the pricing of these services.

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

Federal Regulation

We must comply with the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. Our RLECs also must comply with TA-96. TA-96 encourages competition in local telephone service by requiring ILECs to open their networks and markets to competition. Because unique market characteristics are typically present in the areas served by RLECs, TA-96 granted an exemption to RLECs from certain interconnection requirements applicable to non-rural ILECs. This exemption remains in place until an RLEC receives a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome, and is technically feasible. State public utility commissions may also grant a suspension of the interconnection requirements under TA-96 to ILECs that have fewer than 2% of the nation’s subscriber lines, such as our RLECs. Our RLECs received a temporary suspension of these requirements that expired in January 2003. This temporary suspension has been provided again to our Buffalo Valley RLEC through December 2008 (see Pennsylvania regulation below). Even though our other two RLECs are no longer protected by the temporary suspension, our RLECs will continue to be protected from the more onerous requirements involving the provision of RLEC network facilities at discounted wholesale costs to competitors until the Pennsylvania Public Utility Commission (“PA PUC”) also grants a competitor’s request to terminate our RLEC’s rural exemption. Our RLECs are subject to rate of return regulation at the FCC level. Each RLEC participates in the National Exchange Carrier Association access tariffs and are nationwide average schedule companies for access revenue settlement purposes. NECA filed their annual updated formulas with the FCC to be effective July 1, 2006. This update proposes major reductions to settlements received by larger RLECs, including our three RLECs. It also proposed a two-year transition for implementing the new calculations. Based on our evaluation we estimate the impact, excluding any transition period, would be approximately a $1 million reduction in 2006 network access revenues for the six-month period beginning July 1, 2006, or an annual decrease of $2 million. It is estimated that approval of the proposed transition plan to phase in new settlement calculations over a longer period could reduce the 2006 impact by as much as 50% to 75%. The FCC has requested comment from interested parties on NECA’s filing. We will not know until June 2006 whether the FCC accepts the revised calculations of NECA or whether the FCC will accept the two-year transition of the reduced settlement amounts.

Pennsylvania Regulation

Our RLECs are subject to regulation by the Pennsylvania Public Utility Commission. In 2001, we entered into an alternative regulatory framework, commonly known as Chapter 30, with the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than a rate of return regulation. As a result of the alternative regulatory framework, profits are not directly limited by the PA PUC as they were under the former rate of return system of regulation. Instead, our RLECs received the flexibility to increase intrastate rates annually based on inflation less two percentage points. In exchange for the indexed price cap on rates, the RLECs get the benefit of any increase in margin resulting from their ability to reduce operating costs. Our RLECs can also seek to rebalance rates periodically within or between various intrastate service categories, such as local, toll and access. Additionally, our RLECs have the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of their control that result in reduced revenue or increased expenses. On November 30, 2004, the Governor of Pennsylvania signed into law a revised Chapter 30, known as Act 183, that impacts our RLECs. The new law provides additional options to promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. Our RLECs have the opportunity to make capital expenditures sooner to have broadband services available to all consumers by December 31, 2008. As an offset to the increased capital expenditure requirements associated therewith, the new law removes the two percentage points inflation offset used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides for a suspension of certain interconnection requirements until December 31, 2008, for companies with less than 50,000 access lines. We currently are capable of providing broadband services as defined by the new law to 98% of our customers. We feel we are well positioned to meet the required 100% threshold by December 31, 2008 and are of the opinion that the benefits of Act 183 outweigh any costs in committing to an earlier 100% threshold. Consequently, our RLECs have filed revised Chapter 30 plans to meet the 100% threshold by December 31, 2008. Our RLECs also pay into and receive intrastate Universal Service Fund (“USF”) support from the Pennsylvania USF. See “Promotion of Universal Service.”

Our CLEC is also subject to regulation by the PA PUC in relation to intrastate services, including local telephone, regional long distance and network access services. Under the PA PUC’s current practices, our CLEC rates and services are generally subject to much less regulatory scrutiny than those of the RLECs in their markets.

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

Under TA-96, the PA PUC also has authority to arbitrate any disputes over the terms and conditions of interconnection between our RLECs and CLEC and other telecommunication carriers in our RLEC and CLEC markets, including the prices of various unbundled network elements that our CLEC purchases. The PA PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by the PA PUC may have a material effect on our CLECs’ costs and profitability.

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

As a result of the passage of TA-96, local exchange carriers, including our RLECs, are facing competition in the provision of local telephone and regional long distance services. TA-96 also provides for the codification of the principles of “universal service” and establishes safeguards to foster the provision of communications services in the areas served by ILECs by adopting a federal universal service support fund, or USF. See “Promotion of Universal Service.”

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

TA-96, with certain exceptions described below, requires ILECs to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point within their networks; (ii) unbundle and provide nondiscriminatory access to network elements, such as local loops and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates that would have to be negotiated; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the ILEC. Competitors are required to compensate the ILEC for the cost of providing these interconnection services.

The FCC ruled that local exchange carriers must port their telephone numbers to requesting wireless carriers, so-called wireline-to-wireless Local Number Portability (“LNP”). Local exchange carriers operating in the country’s largest urban areas were required to make LNP capability available to wireless carriers beginning

November 24, 2003. Rural carriers, including our RLECs, outside the 100 largest Metropolitan Statistical Areas had to port their numbers to wireless carriers beginning May 24, 2004, or within six months of receiving a bona fide request, whichever was later. As of the date of this filing, we have received requests to port numbers from two wireless companies. The FCC still has under consideration a number of technical and cost recovery issues associated with deployment of LNP.

At its February 20, 2003 public meeting, the FCC voted on rules concerning ILECs’ obligations to make elements of their networks available on an unbundled basis to new entrants. The Third Report and Order (“the TRO”) was published on August 21, 2003. According to the TRO, ILECs would not be obligated to give competitors unbundled access to broadband and fiber lines that the ILEC’s deploy in the future to provide broadband service. The FCC established an impairment standard to determine whether ILECs must open elements of their systems to competitive providers. The standard is whether economic and operational impairment exists in a particular market necessitating the unbundling of elements of the ILECs’ systems for competitive providers. The state public utility commissions were tasked with conducting proceedings to apply the stated impairment standards to their specific markets. The PA PUC undertook its proceedings and was in the final decision stage when, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit invalidated significant portions of the TRO. Most relevantly, the Appeals Court ruled that the FCC had delegated too much authority to the states and had not established sufficient bases for its order to unbundle mass market switches and transport facilities. Further, the Appeals Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-home loops and line sharing, but partially remanded the FCC’s rules on enhanced extended loops (“EELs”) used for provision of long distance service. The Court temporarily stayed its vacating of the rules until the later of 60 days or the denial of any petition for rehearing. In June 2004, the Department of Justice and the FCC decided not to seek review of the D.C. Circuit’s decision. In response, on August 20, 2004, the FCC released interim rules for unbundling and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted rules limiting ILEC unbundling obligations in order to provide incentives for both ILECs and CLECs to invest in the telecommunications market in a way that best allows for innovation and sustainable competition. The new rules eliminated mass market switching as an unbundled network element and limited the availability of high-capacity loops and dedicated interoffice transport as unbundled network elements to CLECs. On February 4, 2005, the FCC published an order on remand regarding the requirements of Section 251(c)(3) of TA-96. The Order imposes unbundling obligations in a more targeted manner where requesting carriers have undertaken their own facilities-based investments and will be using unbundled network elements in conjunction with self-provisioned facilities. The FCC clarified their impairment standard with regards to Dedicated Interoffice Transport and High Capacity loops and reaffirmed that ILECs have no obligation to provide CLECs with unbundled access to mass market local circuit switching. The FCC adopted a 12-month plan for competing carriers to transition away from use of unbundled mass market local circuit switching. The new rules will have an adverse impact on our CLEC because it purchases unbundled switching from ILECs. Because these rules are subject to a pending court challenge, we are unable at this time to determine the impact of the new rules changes on our CLEC. ILECs and CLECs may now turn to tariffs and/or market-based contract pricing to continue to purchase the vacated unbundled elements for the immediate future.

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

Under TA-96, ILECs with fewer than 2% of the nation’s subscriber lines, such as our RLECs, may request from state PUCs suspension or modification of any or all of the requirements described above. A PUC may grant such a request if it determines that such suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and to avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. Pursuant to TA-96, our RLECs, along with other RLECs in Pennsylvania, received a temporary suspension of specific interconnection requirements. This suspension expired on July 10, 2002; however, we were granted an interim extension until January 15, 2003, while the PA PUC contemplated our request for another three-year extension. This request was subsequently denied by the PA PUC. The passage of Act 183 legislation now provides an automatic suspension of the more onerous interconnection requirements until December 31, 2008, for all companies that have under 50,000 access lines and which have agreed to accelerate universal broadband deployment. This includes our Buffalo Valley RLEC. The rural exemption under TA-96 is still in effect for our other two RLECs, so that we are still exempt from the more onerous interconnection requirements until we receive a bona fide request for interconnection and the PA PUC determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles. In addition, according to the recent Appeals Court decision on the FCC’s TRO, our RLECS may not have to unbundle all elements of our system to competitors, including our broadband and DSL deployment and some of our switches. However, the denial of the renewal of our temporary suspension may put two of our RLECs in a position of having to face a request for removal of their rural exemption and provide interconnection to other providers without adequate compensation, cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections, and at the same time cause us to suffer a loss of customers to such competitive providers.

To the extent our CLEC seeks to enter the local telephone service business in other RLEC territories, we could encounter difficulties in obtaining interconnection with those RLECs, particularly if those RLECs are entitled to the same protections we enjoyed in our RLEC territories. In particular, in those circumstances, we might be unable to obtain access to the RLECs’ networks, which could significantly detract from our ability to implement our CLEC strategy in those areas.

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

Promotion of Universal Service

The Federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) pay our RLECs from their funds to support the cost of our operations in rural markets. Our three RLECs paid in approximately $350,000 to the PA USF and received support payments of approximately $2,526,000 in 2005 from this fund. In addition, the three RLECs received approximately $7,096,000 from the Federal USF. The RLECs also contributed to the fund, but this expense is recovered in full through the NECA pooling process.

Newly codified universal service principles have been implemented by the FCC. One of the implemented principles provides that USF funds will be distributed only to carriers that are designated as Eligible Telecommunications Carriers (“ETCs”) by the PA PUC. Our RLECs have been designated as ETCs pursuant to TA-96. However, under TA-96, competitors could obtain the same support payments as we do if the PA PUC determined that granting such support payments to competitors would be in the public interest. If such universal service support payments were to become available to potential competitors, our RLECs might not be able to compete as effectively or otherwise continue to operate as profitably as they have historically. RLECs will receive USF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the USF. On October 6, 2005, our CLEC filed for ETC status. This filing is still pending before the PA PUC.

In 2004, the Federal-State Joint Board on Universal Service (“Joint Board”) provided recommendations to the FCC addressing the growth of the USF, eligibility criteria for receipt of funds, and the cost basis for fund payment to Competitive Eligible Telecommunications Carriers. On June 8, 2004, the FCC issued a Notice of Proposed Rulemaking seeking comment on a recommended decision of the Joint Board. The Joint Board recommended that the FCC adopt permissive federal guidelines for states to consider in proceedings to designate competitive carriers as eligible to receive universal service support, and it further recommended that the FCC limit the scope of high-cost support to a single connection that provides a subscriber access to the public telephone network. On August 16, 2004 and August 17, 2005, the Joint Board issued notices seeking comments on several issues relating to the high-cost portion of federal universal service for rural carriers and the appropriate rural mechanism to succeed the five-year plan that the FCC created in 2001. Issues under consideration include: the appropriate cost basis for determining support levels for rural carriers, whether to modify the definition of rural carrier and the amount of universal support available for acquired exchanges. We are unable to predict whether and to what extent we would be eligible to receive any federal support if the FCC makes some or all of the modifications under consideration in these proceedings. In addition, Congress may address universal service issues in legislation, but we cannot predict the occurrence, timing or effects of such legislation. However, the federal high-cost support we receive today is only one component of the total federal USF support that we receive and constitutes less than one percent of our total revenues.

Access Charge Reform

For the year ended December 31, 2005, approximately 50% of our RLECs’ revenues came from network access charges, which are paid to us by end users and intrastate and interstate long distance carriers for originating and terminating calls in the territory served by our RLECs. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the PA PUC and the FCC have made and are continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. These reforms are designed to move these network access charges, over time, to lower rate levels and structures. These changes will reduce access charges and could shift recovery to end-user customers rather than long distance carriers. As a result, the aggregate amount of network access charges paid by long distance carriers to access providers, such as our RLECs, will likely decrease.

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

On October 5, 2004, the Intercarrier Compensation Forum (“ICF”), a diverse group of telecommunications industry participants representing ILECs, CLECs, long distance companies, rural telephone companies and wireless providers, submitted to the FCC a comprehensive plan for reforming the current system of rates that telecommunications companies charge each other for network access and fees to ensure universal service in the United States. Shortly afterwards, several other entities filed their versions of proposed intercarrier compensation reform plans with the FCC. On February 10, 2005, the FCC released a notice seeking comment on seven comprehensive reform proposals submitted by the industry and others in the rulemaking. Among the questions the Commission will examine is the effect any change will have on consumers and the universal service fund, which helps provide affordable service for rural and low income Americans. The Commission said it would be “particularly receptive” to any plan that offers expanded choices and lower rates to rural consumers. The FCC has not yet acted on this notice, and there is no guarantee that a final order addressing potential modifications to the current access charge system will be issued in 2006, and we are unable to address the potential outcome with any degree of certainty.

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

Voice Over Internet Protocol

The further development of VoIP is changing voice communication to a packet data transmission process. This new process will enable Internet service providers (“ISPs”) and new start-up companies the ability to utilize existing loop cable facilities without incurring the cost of the cable loop. Cable companies, ISPs and new start-up companies will be able to compete with telephone companies for voice transmission services and phone features like voicemail and unified messaging. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. The FCC has ruled that VoIP services are not telecommunications services and should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its service is an information service not subject to access charges. Additionally, the FCC has issued a decision that IP-enabled services, such as VoIP, are not subject to traditional state public utility regulation. The decision makes clear that the FCC has the responsibility and obligation to decide whether certain regulations apply to IP-enabled services. The FCC has yet to decide what compensation these services must pay to originate calls to or terminate calls from the traditional public switched telephone network. In addition, on May 19, 2005, the FCC adopted an Order requiring the provision of 911 services by VoIP providers that connect their customers to the public switched network. All interconnected VoIP providers must notify customers regarding the provisions of 911 service and certify to the FCC that existing customers have been informed and that they acknowledged receipt of such information. Our ISP is in full compliance with the FCC requirements and we are working to make 911 service available everywhere we wish to offer the service. The cost to provide 911 connectivity in all potential locations is still under investigation by the Company. In addition to regulation of 911 service, on September 23, 2005, the FCC issued a Report and Order holding that the requirements to make networks available for electronic surveillance by law enforcement agencies under the federal CALEA applies to facilities-based broadband Internet access providers and a broad category of VOIP providers. It is not possible at this time to predict how the FCC’s recent action will affect the Company. While it may be easier for the Company to comply with new CALEA requirements than other VOIP providers, the FCC left to a future Order the task of defining the specific capabilities that carriers will have to provide to law enforcement agencies, and the method for recovering costs for providing those capabilities. In addition, the FCC issued a Notice of Proposed Rulemaking seeking comments as to whether small and rural providers of facilities-based broadband Internet access providers should be exempt from CALEA requirements.

Cable Modem and DSL Broadband Services

In 2005, the Supreme Court upheld an FCC ruling that broadband cable modem service provided by cable operators is properly classified as an information service, rather than as a telecommunications service. As such, our cable TV operation will not have to provide open access to its cable modems. In response to the Court’s action, on September 23, 2005, the FCC released a Report and Order in which it determined that the provision by telephone companies of wireline broadband services such as DSL, constitutes an information service, rather than a telecommunications service. Previous to this ruling, FCC policies and rules required facilities-based telephone company providers of DSL to offer the wireline transmission component of DSL separately to competitors, on a common carrier basis. The FCC’s recent ruling eliminated this requirement to share such transmission capacity with competitors, subject to a one year transition period wherein existing offerings of such transmission capacity must be maintained, on a “grandfathered” basis, to purchasers unaffiliated with the telephone company. The FCC ruled that while facilities-based telephone companies are not required to offer broadband wireline transmission capacity to their competitors, they are permitted to do so if they choose, and may make such offerings on either a common carrier or a non-common carrier basis. The FCC’s ruling appears at this time to be deregulatory and to be intended to put facilities-based telephone company providers of DSL in regulatory position similar to that of cable TV providers of cable modem service. The ruling also provides that it does not alter the rights of competitors under Section 251 of the Communications Act to purchase “unbundled network elements” including the purchase of unbundled loops to provide their own DSL service. However, our RLECs are not required to provide these unbundled network elements as long as their rural suspension continues in existence. A decision has not been made as yet whether cable modem providers will be required to contribute to the federal USF as telephone company DSL providers do or whether telephone company DSL providers will no longer have to contribute to the federal USF on the basis of their DSL revenue. It is not possible at this time to predict how the FCC’s recent action will affect the Company, including the impact on the competitive position of the Company in the provision of DSL services, and the impact on payments into the federal USF.

Potential Internet Regulatory Obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only a small body of laws and regulations applicable to access to or commerce on the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet. To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers, rather than common carriers, and therefore ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal USF. We cannot predict the nature of such future regulations or their impact on our business.

Employees

We had 640 employees as of December 31, 2005, of which 76 employees are covered by a collective bargaining agreement. This agreement expires on July 12, 2009.

Item 1A.	Risk Factors

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

It is basic policy of the FCC and the Pennsylvania Public Utility Commission (“PUC”) to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 has been discontinued, although legislation enacted in Pennsylvania in the fourth quarter of 2004 provided a continued limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our facilities through interconnection agreements to provide local services. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This would enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and still retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer. Service Electric Telephone Company, LLC, filed on September 2, 2005 with the PUC to be a facilities-based CLEC competitor in our Conestoga RLEC territory. In addition, CORE Communications, Inc (“CORE”) filed an amended application on August 19, 2005 with the PUC to be a facilities-based CLEC providing service in our RLEC territories. On January 25, 2006, CORE served our three RLECs with their Petition for Arbitration. Included in Appendix 2 of their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and CORE. We are actively engaged in these filings and will be working with both CLECs to develop interconnection agreements to be filed with the PUC.

In areas served by our CLEC, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those areas. Similarly, in areas where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition, and ownership of or superior access to programming.

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises, Choice One and XO Communications;

•	wireless service providers, including Cingular Wireless, Verizon Wireless, Sprint Nextel, Immix and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Adelphia, Comcast, Pencor Services, Atlantic Broadband LLC, Service Electric and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T, Sprint Nextel and Verizon Communications;

•	systems integration providers, including Morefield, Ecomm, IntelliMark and Weidenhammer Systems Corp.; and

•	electric power companies as possible competitors in the future.

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

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by NECA. Removal of the RLECs from the NECA average schedules could result in a significant revenue loss. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have a negative effect on the RLEC’s future revenues. NECA filed their annual updated formulas with the FCC to be effective July 1, 2006. This update proposes major reductions to settlements received by larger RLECs, including our three RLECs. It also proposed a two-year transition for implementing the new calculations. Based on our evaluation we estimate the impact, excluding any transition period, would be approximately a $1 million reduction in 2006 network access revenues for the six-month period beginning July 1, 2006, or an annual decrease of $2 million. It is estimated that approval of the proposed transition plan to phase in new settlement calculations over a longer period could reduce the 2006 impact by as much as 50% to 75%. The FCC has requested comment from interested parties on NECA’s filing. We will not know until June 2006 whether the FCC accepts the revised calculations of NECA or whether the FCC will accept the two-year transition of the reduced settlement amounts.

Our RLECs held a limited suspension from certain interconnection requirements with competitors, which expired in 2003. The suspension had protected our RLEC markets by excluding us from requirements to allow competitors to have access to our customers by relying upon our facilities. Since the Pennsylvania Public Utility

Act, as amended in November 2004, provides a suspension only to RLECs that have under 50,000 lines and which have agreed to provide universal broadband availability by December 31, 2008, two of our three RLECs may see competitors seeking to remove our rural exemption for the purposes of entering our territory and using our services and facilities through interconnection agreements to provide competitive services. The introduction of new competitors could result in the loss of customers and have a negative effect on our revenues and earnings. Although our two RLECs have lost their suspension from certain interconnection requirements, changes at the federal level as noted below have provided some relief permitting our RLECs to offer only certain services, affording them a greater ability to recover their investment costs.

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

The FCC has made and will continue to make regulatory changes that will affect both our RLEC and CLEC operations. On December 15, 2004, the FCC adopted rules limiting ILEC unbundling obligations in order to provide incentives for both ILECs and CLECs to invest in the telecommunications market in a way that best allows for innovation and sustainable competition. The new rules eliminate mass market switching as an unbundled network element and limit the availability of high-capacity loops and dedicated interoffice transport as unbundled network elements to CLECs. While beneficial to our RLECs, our CLEC interconnects with and uses other telephone companies’ networks to access certain of their customers in order to provide service, such as voice, and data communications and DSL. Our CLEC depends, in certain circumstances, upon the technology and capabilities of other telephone companies as well as the quality, availability and maintenance of the facilities of those telephone companies. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain facilities and services of satisfactory quality from other telephone companies, or on satisfactory terms and conditions, in which case we may experience delays in the growth of our CLEC networks and the degradation of the quality of our service to customers. The new rules may have an adverse impact on our CLEC because it purchases unbundled switching from ILECs. Although Verizon has indicated that they will continue to offer unbundled switching on a commercial contract basis, our CLEC will receive less favorable terms and conditions in the commercial contract than they received under the prior FCC mandated contracts.

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

The Supreme Court has upheld an FCC ruling that broadband cable modem service provided by cable operators is properly classified as an information service rather than a telecommunications service. In response to the Court’s action, on September 23, 2005, the FCC released a Report and Order in which it determined that the provision by telephone companies of wireline broadband services, such as DSL, constitutes an information service, rather than a telecommunications service. Previous to this ruling, FCC policies and rules required facilities-based telephone company providers of DSL to offer the wireline transmission component of DSL separately to competitors on a common carrier basis. The FCC’s recent ruling eliminated this requirement to share such transmission capacity with competitors, subject to a one year transition period wherein existing offerings of such transmission capacity must be maintained, on a “grandfathered” basis, to purchasers unaffiliated with the telephone company. The FCC ruled that while facilities-based telephone companies are not required to offer broadband wireline transmission capacity to their competitors, they are permitted to do so if they choose, and may make such offerings on either a common carrier or a non-common carrier basis. The FCC’s ruling appears at this time to be deregulatory and to be intended to put facilities-based telephone company providers of DSL in regulatory position similar to that of cable TV providers of cable modem service. However, the ruling also provides that it does not alter the rights of competitors under Section 251 of the Communications Act to purchase “unbundled network elements” including the purchase of unbundled loops to provide their own DSL service. It is not possible at this time to predict how the FCC’s recent action will affect the Company, including the impact on the competitive position of the Company in the provision of DSL services, and the impact on access charge revenue settlements with NECA.

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

Our indebtedness could restrict our operations.

As of December 31, 2005, we had approximately $215.5 million of total indebtedness, including current maturities. We refinanced our indebtedness in March 2004 and further amended our credit facility in November 2004. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. The refinancing also lifted restrictions on the expansion of our CLEC edge-out market and eliminated the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, pursued to manage our balance sheet in order to better achieve our business plan, decreases the risks associated with our indebtedness.

However, our indebtedness could still restrict our operations because we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

The Systems Integration Segment could be affected by the concentration of business among a few major customers.

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

In connection with the acquisition of Conestoga, we committed to a plan to sell the assets of Conestoga’s wireless segment. The sale was completed on January 14, 2003. We have continuing involvement after the sale as a result of our continued guarantees on cell site leases. This obligation could restrict our operations by reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our properties consist primarily of administration buildings, central office switch facilities, telephone lines and related equipment and other land and buildings related to telephone operations. Our major owned facilities include our corporate headquarters and central office switching facility, totaling approximately 113,700 square feet in Ephrata, Pennsylvania; an office building including our network operations center totaling 80,100 square feet in Brownstown, Pennsylvania; and twenty other buildings that serve a variety of functions including offices, warehouses, garages, vehicle service center and switching facilities, totaling approximately 175,300 square feet. We lease 32,600 square feet for use as office space. We own more than fifty other smaller locations totaling over 68,500 square feet that are used for various purposes such as housing switching equipment. All our assets are maintained and upgraded on a continuing basis to assure quality service for our customers.

We have transmission facilities referred to as our outside plant, consisting of cables, wires, terminals and necessary supporting structures such as poles, conduit and manholes. Our cables are installed on poles, underground conduit or directly buried in the earth. In addition to plant and equipment that we wholly own, we utilize poles, towers and cable and conduit systems wholly-owned by, or jointly-owned with, other entities.

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network, which enables us to economically provide a broad portfolio of advanced voice and data communications services. Our network includes 1,170 route miles of fiber in a pattern of multiple rings, which provide a high level of redundancy in the event of a service failure. Our primary network operations center further leverages network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve operating efficiency. Our network is monitored 24 hours a day, 365 days a year and continual upgrades to network elements ensure the uninterrupted delivery of quality services to customers.

Item 3.	Legal Proceedings

In July 2002, EuroTel’s subsidiary PenneCom, commenced an action in the United States District Court for the Southern District of New York against an investment bank and an individual. The action is currently pending in United States District Court. PenneCom’s Amended Complaint asserted claims under Polish, Dutch and New York law against the defendants for their alleged tortious inducement of non-party Elektrim S.A. to breach a contract pursuant to which Electrim S.A. would have purchased all of the shares of Pilicka Telefonia S.A. in August of 1999. Because a motion was granted to dismiss the claims that PenneCom had asserted pursuant to Polish and Dutch law, as well as a New York law fraud claim, the only claim currently being litigated is the tortious interference with contract claim asserted under New York law. The case is currently in discovery. No date has been set for trial. The outcome of the litigation cannot be determined and no amount has been recognized for possible collections of any claims. PenneCom will continue to incur legal costs in connection with this action.

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low bid prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ National Market.

2005	Low	High
First Quarter	$8.12	$12.36
Second Quarter	$7.00	$10.10
Third Quarter	$9.00	$12.23
Fourth Quarter	$7.80	$9.41

2004	Low	High
First Quarter	$13.41	$15.48
Second Quarter	$11.04	$14.70
Third Quarter	$9.83	$13.39
Fourth Quarter	$11.13	$14.02

The bid quotations reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The bid information stated is, to our knowledge, the best approximate value at the time indicated.

The closing price on December 31, 2005, was $8.33. Based on records that we maintain, the approximate number of record holders of our common stock, as of December 31, 2005, was 2,289.

During the two most recent fiscal years, 2005 and 2004, cash dividends on our common stock have been declared quarterly in the annual amount of $0.50 per share. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements.

Equity Compensation Plan Information

Plan Category	(A) Number of securities issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	221,405	$10.06	1,026,858
Equity compensation plans not approved by security holders	—		—

Total	221,405	$10.06	1,026,858

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Selected Financial Data

The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2005. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report. Certain amounts have been reclassified for comparative purposes.

	At or for the Year Ended December 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA Operating revenues	$176,247	$176,271	$173,125	$137,334	$76,055
Depreciation and amortization	38,745	39,119	38,626	28,690	15,289
Operating income (loss)	22,659	20,947	23,767	7,275	(530)
Income (loss) from continuing operations	13,711	(2,739)	3,877	(7,105)	1,810
Discontinued operations, net of tax(2)	—	—	(53)	55,499	(5,969)
Extraordinary loss, net of tax	—	—	—	—	107
Cumulative effect of accounting change, net of tax	—	—	260	—	—
Net income (loss)	13,711	(2,739)	4,084	48,394	(4,052)

PER-SHARE DATA — BASIC AND DILUTED(3) Income (loss) from continuing operations	$0.96	$(0.18)	$0.25	$(0.58)	$0.25
Discontinued operations	—	—	—	4.53	(0.81)
Extraordinary items	—	—	—	—	0.01
Cumulative effect of accounting change	—	—	0.01	—	—
Net income (loss) per common share	0.96	(0.18)	0.26	3.95	(0.55)
Cash dividends declared per common share	0.50	0.50	0.50	0.50	0.50

BALANCE SHEET DATA Total assets	$535,672	$546,785	$575,911	$601,818	$142,878
Long-term debt	205,500	218,500	222,765	244,966	58,124
Preferred stock of subsidiary	1,446	1,446	1,446	1,446	1,446

OTHER DATA Net cash provided by continuing operating activities	$41,613	$49,595	$45,009	$25,161	$13,684
Net cash used in continuing investing activities	(20,344)	(25,736)	(9,512)	(177,579)	(36,256)
Net cash provided by (used in) continuing financing activities	(19,461)	(27,788)	(18,183)	88,997	26,904

(1)	Reflects data for Conestoga operations since acquisition on May 24, 2002.
(2)	Reflects the results of our interest in the PCS ONE joint venture and our paging businesses as discontinued operations.
(3)	The per-share data is based upon the weighted average common shares outstanding. Computations of earnings for all years are in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Monetary amounts presented in the following discussion are in thousands, except per-share amounts.

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

Business Segments

We operate as a rural local telephone company providing integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local exchange carrier, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, broadband services, Internet access and, in certain of our markets, video services. We also provide business customers with integrated voice and data network solutions.

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

As of December 31, 2005, we served 134,698 RLEC access lines, 40,796 CLEC access lines, 19,795 digital subscriber lines (“DSL”), 7,959 dial-up Internet access subscribers, 6,630 video subscribers and 952 web-hosting customers. For the year ended December 31, 2005, we generated total revenues of $176.2 million, operating income of $22.7 million and net income of $13.7 million.

Historically, we have derived a majority of our revenues and substantially all of our operating income from the regulated RLEC segment. Our RLEC revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, directory and regional toll service. Our CLEC focuses primarily on businesses, and revenue is derived primarily from local telephone service, network access charges, enhanced telephone services and long distance service revenue. Our Internet Services revenue is derived from broadband and dial-up Internet access services, in addition to web-hosting services and our new Voice over Internet Protocol (“VoIP”) service. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks and telecommunications systems.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and outside plant costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our dial-up Internet service and for our DSL broadband service. Our Systems Integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services.

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

Business Strategy

Our primary business objective is to be a leading, regional integrated communications service provider (“ICP”). To achieve this objective, we will continue to pursue the following goals:

•	We will pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers in the RLEC and CLEC areas to broadband connections. New broadband customers will also be aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the future delivery of Internet Protocol (“IP”) services.

•	We will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband IP communication services. We expect that the demands of our residential and business customers for increased bandwidth and IP applications will continue to grow.

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served from our own network facilities and moving existing customers from leased facilities to our own network.

•	We will pursue the goal of delivering excellence for our customers by providing reliable, responsive, state of the art broadband communications services, including voice, high-speed data, VoIP and, in certain of our RLEC and CLEC markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms – hybrid fiber coaxial in the State College CLEC market and ADSL2 over the RLEC copper system in Union County, Pennsylvania. The potential roll-out of video in our other RLECs is under review and evaluation.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. In 2006, we will be creating a more direct link between our RLEC, CLEC and Internet customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and RLEC, CLEC or Internet services for a custom and differentiated offering.

•	We will continue to make our commitment to customer service a top priority. Our NOC provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to speed up and enhance the customers’ experience when they call in service issues, we implemented a new case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this, several automated tests were developed and implemented that allow us to analyze every issue that is called in, and within 2 minutes, determine the location of the issue and identify and dispatch the appropriate technician. Our complement of managed services is used for internal monitoring (within the customer’s enterprise), external monitoring (devices visible outside the customer’s enterprise) and comprehensive security assessments and management. Our managed services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

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

Critical Developments in the Communications Industry

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, broadband services, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks, satellite companies’ satellite networks and electric companies’ electric lines. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that we are competing for our existing customer base in our RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The recent decreases in the number of access lines in our RLEC territories reflect, in part, such increased competition, in addition to the elimination of lines by our customers as they shift to DSL for high-speed Internet access.

We have competitive strengths and weaknesses in the competition for the customer’s communications dollar. On a national basis, cable TV companies have the major market share of paid video services and have a larger market share of broadband Internet access services, than telephone companies. Cable TV companies are now delivering VoIP services with systems fully capable of providing IP telephony services. We are now offering video over a portion of our fiber-copper network in the area of Lewisburg, Pennsylvania in competition with the video services offered by incumbent cable companies.

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

The delivery systems of local telephone companies and cable TV companies are structured differently. Telephone systems are structured to foster two-way conversations by providing separate lines to each customer. This structure enables telephone systems, as they are upgraded to provide DSL and even video services, to transmit with similar capacities to and from customers’ premises without the system slowing down or failing in times of high traffic. Cable TV systems were originally structured to carry traffic one way to the customer and, although the systems are being upgraded to carry two-way traffic, cable TV systems are not structured as well as telephone systems to carry two-way traffic with the result that, in times of peak demand, cable TV systems may slow down or even fail to transmit their cable Internet traffic. This fundamental difference in the structure of telephone and cable systems can give telephone companies an advantage in providing DSL and IPTV services, as both are highly interactive systems requiring fast transmittals in both directions. According to widely published sources of business information, nationally, the growth rate of DSL subscribers has recently been outpacing the growth rate of cable modem subscribers, although cable is still ahead in terms of total subscribers. We have been quite successful in marketing our DSL Internet service to new subscribers, with the number of subscribers increasing from 11,015 as of December 31, 2004 to 19,795 as of December 31, 2005, a 79.7% increase. During the same period, the number of our RLEC access lines decreased by 3.5% from 139,607 as of December 31, 2004 to 134,698 as of December 31, 2005.

We are also in competition with providers of wireless telephone and data services for the local telephone and data customer. Wireless telephone service providers have impacted our number of RLEC access lines as customers use wireless for a second line and even substitute wireless entirely for wireline service. We believe that wireline telephone and broadband transmissions still have significant advantages over wireless services in terms of rapid data rates and service accessibility and reliability. Our broadband emphasis through the expansion of our fiber-to-the-node deployment, prepares us for accommodating the continuing demands of increased bandwidth for both consumers and businesses. However, the access and mobility provided by wireless technologies creates tremendous value as the communications industry seeks to provide a seamless integration between wireline and wireless networks. We are evaluating the capacity to provide local wireless data services, through Wi-Fi, WiMax and 700Mhz technologies, in order to provide full broadband coverage to our customers.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have even been installing ducts into new houses and businesses over the last 10 years to enhance our ability to install fiber. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 98% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2006 capital budget is approximately $26 million. However, as discussed more fully under the Business Risks section, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of approximately $215.5 million as of December 31, 2005.

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

It is basic policy of the FCC and the Pennsylvania Public Utility Commission (“PUC”) to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 has been discontinued, although legislation enacted in Pennsylvania in the fourth quarter of 2004 provided a continued limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our facilities through interconnection agreements to provide local services. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This would enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and still retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer. Service Electric Telephone Company, LLC, filed on September 2, 2005 with the PUC to be a facilities-based CLEC competitor in our Conestoga RLEC territory. In addition, CORE Communications, Inc. (“CORE”) filed an amended application on August 19, 2005 with the PUC to be a facilities-based CLEC providing service in our RLEC territories. On January 25, 2006, CORE served our three RLECs with their Petition for Arbitration. Included in Appendix 2 of their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and CORE. We are actively engaged in these filings and will be working with both CLECs to develop interconnection agreements to be filed with the PUC.

In areas served by our CLEC, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those areas. Similarly, in areas where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition, and ownership of or superior access to programming.

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

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by National Exchange Carrier Association (“NECA”). Removal of the RLECs from the NECA average schedule formulas could result in a significant revenue loss. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have a negative effect on the RLEC’s future revenues. NECA filed their annual updated formulas with the FCC to be effective July 1, 2006. This update proposes major reductions to settlements received by larger RLECs, including our three RLECs. It also proposed a two-year transition for implementing the new calculations. Based on our evaluation we estimate the impact, excluding any transition period, would be approximately a $1 million reduction in 2006 network access revenues for the six-month period beginning July 1, 2006, or an annual decrease of $2 million. It is estimated that approval of the proposed transition plan to phase in new settlement calculations over a longer period could reduce the 2006 impact by as much as 50% to 75%. The FCC has requested comment from interested parties on NECA’s filing. We will not know until June 2006 whether the FCC accepts the revised calculations of NECA or whether the FCC will accept the two-year transition of the reduced settlement amounts.

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

We had indebtedness of approximately $215.5 million at December 31, 2005. We refinanced our indebtedness in March 2004 and further amended our credit facility in November 2004. The effect of the refinancing was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. The refinancing also lifted restrictions on the expansion of our CLEC edge-out market and eliminated the requirement of the prior loan agreement that excess cash flow be applied to prepayments of principal. This new structure, pursued to manage our balance sheet in order to better achieve our business plan, decreases the risks associated with our indebtedness. However, our indebtedness could still restrict our operations because:

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

Results of Operations

The measure of segment results used by management is operating income (loss). Certain amounts from prior years have been reclassified to conform to the current presentation. The following table is a summary of our operating results by segment:

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
2005
Revenues — External	$100,934	$38,291	$12,999	$20,241	$3,782	$—	$176,247
Revenues — Intercompany	9,517	2,505	40	28	—	(12,090)	—

Total Revenues	110,451	40,796	13,039	20,269	3,782	(12,090)	176,247

Depreciation and Amortization	29,524	5,052	1,378	1,624	1,167	—	38,745
Other Operating Expenses	48,395	37,255	12,303	24,435	4,545	(12,090)	114,843

Total Operating Expenses	77,919	42,307	13,681	26,059	5,712	(12,090)	153,588

Operating Income (Loss)	$32,532	$(1,511)	$(642)	$(5,790)	$(1,930)	$—	$22,659

2004
Revenues — External	$101,647	$36,183	$10,337	$24,771	$3,333	$—	$176,271
Revenues — Intercompany	9,314	1,409	21	54	—	(10,798)	—

Total Revenues	110,961	37,592	10,358	24,825	3,333	(10,798)	176,271

Depreciation and Amortization	30,776	4,394	1,083	1,899	967	—	39,119
Other Operating Expenses	51,023	35,893	8,948	27,506	3,633	(10,798)	116,205

Total Operating Expenses	81,799	40,287	10,031	29,405	4,600	(10,798)	155,324

Operating Income (Loss)	$29,162	$(2,695)	$327	$(4,580)	$(1,267)	$—	$20,947

2003
Revenues — External	$105,087	$34,830	$6,862	$23,378	$2,968	$—	$173,125
Revenues — Intercompany	8,207	923	479	31	22	(9,662)	—

Total Revenues	113,294	35,753	7,341	23,409	2,990	(9,662)	173,125

Depreciation and Amortization	31,591	4,036	794	1,734	471	—	38,626
Other Operating Expenses	48,040	35,554	6,656	25,997	4,147	(9,662)	110,732

Total Operating Expenses	79,631	39,590	7,450	27,731	4,618	(9,662)	149,358

Operating Income (Loss)	$33,663	$(3,837)	$(109)	$(4,322)	$(1,628)	$—	$23,767

Consolidated Operations

Overview of 2005 Compared to 2004

Consolidated operating revenues from continuing operations in 2005 decreased $24, to $176,247, from $176,271 in 2004. The decrease included $3,464 of lower professional services revenues partially attributable to the expiration of a major computer services contract, a $1,687 decline in long distance revenues primarily attributable to a reduction in the average rate per minute of use and a computer equipment sales decrease of $740. These decreases were offset by increases of $1,225 in local telephone service primarily from additional CLEC business customers, $1,944 of DSL revenue attributable to additional customers, $1,331 of network access revenue primarily from increased NECA settlements and $647 of directory revenue.

Consolidated operating income from continuing operations in 2005 increased $1,712, to $22,659, from $20,947 in 2004. The increase was primarily attributable to reductions in operating expenses. Expense decreases included $1,933 from lower wages and subcontractors’ costs, $430 of network access expense partially related to a lower cost contract for completing long distance calls, $1,303 of contracted billing service expenses and $800 of computer equipment sale costs. Offsetting increases included $1,793 in benefits primarily from pension expense and $1,011 of operating taxes primarily as a result of a one-time sales tax refund received in 2004.

Net income (loss) increased $16,450, to net income of $13,711 in 2005 from a net loss of $2,739 in 2004, partially due to the increase in operating income described in the preceding paragraph, net of income taxes. Other factors related to the increase include the equity in net income (loss) of affiliates increase of $4,172, to income of $1,000 in 2005 compared to a loss of $3,172 in 2004, gain (loss) on investments increased $7,952, to a gain of $6,895 in 2005 compared to a loss of $1,057 in 2004, due to gains on the sale of our interests in Pilicka and PenTeleData in 2005 and the loss on early extinguishment of debt of $5,252 related to the debt refinancing in March 2004 and the amendment in November 2004.

Overview of 2004 Compared to 2003

Consolidated operating revenues from continuing operations increased $3,146, or 1.8%, to $176,271 in 2004 from $173,125 in 2003. The revenue increase was primarily due to the growth in DSL Internet Services and an increased number of CLEC customers during 2004. Changes in how we are compensated by certain wireless carriers to use our RLEC network have reduced revenues by a net of $1,300 in spite of an increase in total switched cellular minutes. The Corporate and Other revenues change included an increase for video operations and a decrease in revenues due to the sale of Conestoga Wireless in January 2003, which resulted in decreased revenue of $456.

Consolidated operating income from continuing operations for 2004 decreased $2,820, to $20,947 in 2004 from $23,767 in 2003. The decreased operating income in 2004 was partially attributable to approximately $900 of increased employee medical benefit expenses, approximately $900 for compliance with Sarbanes-Oxley regulations and over $400 of increased operating losses associated with video services since its expansion into the Buffalo Valley market in mid 2003.

Net income (loss) decreased $6,823, to a loss of $2,739 in 2004 from an income of $4,084 in 2003, partially due to the decrease in operating income discussed above, net of income taxes. Other factors related to the decline were the loss on early extinguishment of debt of $5,252 related to the debt refinancing in March 2004 and the amendment in November 2004, which was only partially offset by an interest expense reduction of $3,685. In 2004, the equity in loss of affiliates included $2,125 for our share of an impairment of assets at Pilicka and an impairment of our investment in EuroTel. Also, in 2003, there was a $790 realized gain on the disposition of investments available-for-sale.

RLEC Segment Results

Summary Operating Results — RLEC Segment

	2005	2004	2003
Revenues:
Local Telephone Service	$33,246	$33,607	$33,428
Network Access	55,293	54,915	57,017
Directory	15,923	15,335	13,201
Other	5,989	7,104	9,648

Total Revenues	110,451	110,961	113,294

Depreciation and Amortization	29,524	30,776	31,591
Other Operating Expenses	48,395	51,023	48,040

Total Operating Expenses	77,919	81,799	79,631

Operating Income	$32,532	$29,162	$33,663

Operating Income % of Revenues	29.5%	26.3%	29.7%
Access Lines at December 31	134,698	139,607	142,799

RLEC segment revenues decreased $510, or 0.5%, to $110,451 in 2005 and decreased $2,333, or 2.1%, to $110,961 in 2004. In 2005, basic area telephone service decreased $237 due to the net effect of a decrease in access lines, offset by an increase in basic service fees effective August 1, 2005 that resulted in additional revenue of approximately $700. Network access revenue increased $378, primarily from the net effect of increased NECA settlements of $2,333 partially related to rate changes in the NECA average schedule settlement formulas effective in July 2005, additional inter-segment DSL revenue of $1,055 due to an increase in the number of customers, decreases of approximately $1,753 from fewer special access circuits, a decline in switched access revenues of $354 and a reduction in interstate access revenues of $681 due to decreases in minutes of use and rates. Long distance revenues decreased $434 and revenue from inter-segment billing and collection services was down $963. Since November 2004, expenses for preparation of customer billing are charged directly to each segment. Prior to the November 2004 billing conversion, certain expenses were recorded in one segment and then recorded as inter-segment billing and collection revenue.

In 2004, local telephone service revenues increased and network access revenues decreased by similar amounts as part of a rate rebalancing in July 2003. Dedicated data circuits and leased facilities grew in 2004, increasing both local telephone service and network access revenues. Access revenues decreased due to the net effect of a revision to our NECA settlements estimate, increased wireless minutes of use resulting in approximately $450 additional revenue, and a new reciprocal compensation agreement with a wireless carrier which decreased revenue approximately $1,750. Other revenue decreased as a result of reductions in long distance revenues and premise hardware and services revenues more than offsetting the increase in directory revenue.

RLEC segment operating expenses decreased $3,880, or 4.7% to $77,919 in 2005 and increased $2,168, or 2.7%, to $81,799 in 2004. In 2005, decreases included $1,007 for contracted billing services, $1,252 in depreciation due to changes in the estimated lives of various fixed asset categories, $454 in network access expenses, $633 in maintenance contracts and $1,151 in corporate overhead expenses as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. These decreases more than offset a $733 increase in the cost of employee benefits. In 2004, directory expense increased in line with directory revenues. Operating expenses increased due to the cost of complying with the provisions of the Sarbanes-Oxley Act relating to internal controls over financial reporting which was primarily allocated to the RLEC segment. Operating income increased $3,370, or 11.6%, in 2005 to $32,532 and decreased $4,501, or 13.4%, in 2004 to $29,162.

Local telephone revenues are anticipated to continue to decline as the result of continuing access line losses due to increasing competition from wireless and cable providers offering alternative services, including VoIP. Network access revenues are projected to decrease due to declining minutes of use and less favorable NECA settlements for average schedule companies. NECA filed their annual updated formulas with the FCC to be effective July 1, 2006. This update proposes major reductions to settlements received by larger RLECs, including our three RLECs. It also proposed a two-year transition for implementing the new calculations. Based on our evaluation we estimate the impact, excluding any transition period, would be approximately a $1,000 reduction in 2006 network access revenues for the six-month period beginning July 1, 2006, or an annual decrease of $2,000. It is estimated that approval of the proposed transition plan to phase in new settlement calculations over a longer period could reduce the 2006 impact by as much as 50% to 75%. The FCC has requested comment from interested parties on NECA’s filing. We will not know until June 2006 whether the FCC accepts the revised calculations of NECA or whether the FCC will accept the two-year transition of the reduced settlement amounts. Other revenues, which include enhanced services (voice mail, custom calling features) and other miscellaneous services, are likely to continue the trend of moderate increases. At the same time, we expect continued decreases in long distance service revenues.

CLEC Segment Results

Summary Operating Results — CLEC Segment

	2005	2004	2003
Revenues:
Local Telephone Service	$13,422	$11,607	$9,762
Network Access	9,836	6,684	5,607
Long Distance	16,927	18,285	19,570
Other	611	1,016	814

Total Revenues	40,796	37,592	35,753

Depreciation and Amortization	5,052	4,394	4,036
Other Operating Expenses	37,255	35,893	35,554

Total Operating Expenses	42,307	40,287	39,590

Operating Loss	$(1,511)	$(2,695)	$(3,837)

Operating Loss % of Revenues	(3.7)%	(7.2)%	(10.7)%

Access Lines at December 31	40,796	38,461	35,140

CLEC segment revenues increased $3,204, or 8.5%, to $40,796 in 2005 and $1,839, or 5.1%, to $37,592 in 2004. The 2005 increase was related to the 6.1% increase in access lines and growth in the number of dedicated data circuits, which increased local telephone service and network access revenues approximately $3,521. State access revenue increased $936 from higher minutes of use. Long distance revenues decreased approximately $1,358 due to a decline in the average rate per minute of use and the loss of one significant customer. The 2004 increase was related to the addition of access lines for new customers and growth in dedicated data circuits, which increased both local telephone service and network access revenues. These increases were offset by a $1,285 decrease in long distance revenues due to rate reductions and decreased minutes of use.

CLEC segment operating expenses increased $2,020, or 5.0%, to $42,307 in 2005 and $697, or 1.8% to $40,287 in 2004. In 2005, wages increased $144 and benefits increased $453 as a result of our need to support a larger customer base and increased pension costs. Depreciation increased $658 from asset additions and decreases in estimated lives of certain assets. The cost of services increased $2,016 related to providing more leased facilities required by customer growth. Network access expenses decreased $1,843 as a result of savings achieved from the implementation of a new agreement to provide a least-cost routing service for completion of long distance calls and partially from the loss of one significant customer. Customer billing expenses decreased

$165 resulting from completion of the billing conversion during the fourth quarter of 2004. Gross receipts taxes increased approximately $284 due to a true up of the prior year tax return. Corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts, increased $919 as a result of a higher allocation than in the prior year. The increase in 2004 was primarily related to increases in the cost of leased facilities, wages and benefits, and depreciation, offset by a decrease in long distance costs and a reduction in subscriber billing costs. Operating losses decreased $1,184, or 43.9%, to $1,511 in 2005 and $1,142, or 29.8%, in 2004 to $2,695 primarily due to changes in operating efficiencies and moving more customers to our own network.

Local telephone service revenues are projected to grow moderately as additional access lines are placed in service in existing markets. Our strategy to place more lines, both new and existing, on our own network is expected to increase the operating margin of those lines by eliminating the need for leasing facilities from other local exchange carriers to provide service for those lines. Long distance revenues are expected to decrease due to increased competition and tighter margins, as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Internet Services Segment Results

Summary Operating Results — Internet Services Segment

	2005	2004	2003
Revenues	$13,039	$10,358	$7,341

Depreciation and Amortization	1,378	1,083	794
Other Operating Expenses	12,303	8,948	6,656

Total Operating Expenses	13,681	10,031	7,450

Operating Income (Loss)	$(642)	$327	$(109)

Operating Income (Loss) % of Revenues	(4.9)%	3.2%	(1.5)%

Customers at December 31
DSL	19,795	11,015	7,127
Dial-up Access	7,959	11,535	12,859
Web-hosting Services	952	909	814

Internet Services segment revenues increased $2,681, or 25.9%, to $13,039 in 2005 and increased $3,017, or 41.1%, to $10,358 in 2004. The 2005 increase resulted from additional DSL customers and included approximately $654 of DSL revenue recorded as CLEC revenue in the previous year, prior to the wholesale arrangement effective January 1, 2005. Revenue per DSL customer declined as a result of temporary promotional rates for new customers and the introduction of lower priced levels of DSL service. The decrease in the number of dial-up subscribers resulted in a 21.9% decrease in dial-up revenue. The revenue increase in 2004 resulted from a 54.6% increase in DSL customers, partially offset by a decrease of 10.3% in the number of dial-up Internet customers, some of whom switched to DSL.

Internet Services segment operating expenses increased $3,650, or 36.4%, to $13,681 in 2005 and $2,581, or 34.6% to $10,031 in 2004. In 2005, wages and benefits increased $451 resulting from $262 of additional costs for supporting a larger number of subscribers and $189 related to the initiation of our new VoIP phone service. Other expenses incurred to initiate VoIP service totaled approximately $304. The cost of services increased $1,826 as a result of increased customers and a broadband capacity upgrade implemented to accommodate expected continued DSL subscriber growth. Depreciation increased $295 as a result of more assets being employed and corporate overhead expenses also increased $295 as a result of a higher percentage allocation of corporate overhead expense than in the prior year. In 2004, direct cost of operations and increased depreciation made up most of the increased costs. Labor and benefits, to a large extent for expanded customer services, accounted for over 40% of the increased costs. The 2005 operating loss was $642 compared to an operating income of $327 in 2004. The decrease in operating income in 2005 resulted primarily from the initiation of VoIP service, a higher percentage allocation of corporate overhead expenses and a decrease in the revenue per DSL customer.

Growth in providing broadband services is projected to increase in the next several years, as customer demand for greater speed and bandwidth continues. We expect continued growth in DSL customers, while the demand for dial-up access is decreasing rapidly. A consumer VoIP product was recently introduced with unlimited long distance at a competitively priced flat monthly fee. Although continuing investments must be made for equipment and infrastructure, we expect this segment to show positive operating income in the near future.

Systems Integration Segment Results

Summary Operating Results — Systems Integration Segment

	2005	2004	2003
Revenues	$20,269	$24,825	$23,409

Depreciation and Amortization	1,624	1,899	1,734
Other Operating Expenses	24,435	27,506	25,997

Total Operating Expenses	26,059	29,405	27,731

Operating Loss	$(5,790)	$(4,580)	$(4,322)

Operating Loss % of Revenues	(28.6)%	(18.4)%	(18.5)%

Systems Integration segment revenues decreased $4,556, or 18.4%, to $20,269 in 2005 and increased $1,416, or 6.0%, to 24,825 in 2004. The 2005 decrease consisted of $3,512 in communication services revenue related to a reduction in project hours worked for several large customers, certain price reductions and the expiration, on June 30, 2005, of a large government service contract. A decrease of $1,044 in equipment sales resulted from $282 lower voice equipment and $762 lower computer equipment sales. In 2004, communication services increased $706, made up of computer services of $1,243 and equipment rentals of $567 offset by decreases in repairs of $1,104. Products sold increased $710, primarily in telephone systems and cabling with minor increases in computer hardware sales. We believe these decreases partially related to the effects of increased competition and reductions in customer spending for communications related infrastructure and consulting services.

Operating expenses decreased $3,346, or 11.4%, to $26,059 in 2005 and increased $1,674, or 6.0%, to $29,405 in 2004. In 2005, wages, benefits and subcontractor services decreased $2,083, material costs decreased $812 related to the decline in revenue, depreciation decreased $134 primarily due to certain fixed assets becoming fully depreciated in 2004 and amortization decreased $141 due to certain intangible assets becoming fully amortized. In 2004, labor and benefits accounted for more than 80% of the expense increase. Operating losses increased $1,210, to $5,790, in 2005 and $258, to $4,580, in 2004.

In the Systems Integration segment there will be a continued focus on the promotion and sale of managed services and professional services, which are both expected to generate recurring revenue. In addition, sales of VoIP-based telephone systems are expected to produce higher margins than traditional telephone equipment. We have signed an agreement to partner with another vendor that will enable us to perform services for a major customer whose contract with us expired in 2005. Further, major expense reductions are being implemented to reduce the losses experienced in recent years, including reductions in labor costs by reducing the number of employees and reductions in rent expense by moving into smaller and less expensive office space beginning in April 2006.

Other Income (Expense)

Other income (expense) for 2005 was an expense of $3,077 compared to an expense of $22,191 in 2004. The primary reasons for this $19,114 change are as follows:

•	Our equity in net income (losses) of affiliates increased $4,172, to an income of $1,000, in 2005 compared to a loss of $3,172 in 2004. Our 2005 equity in net income of EuroTel included our share of EuroTel’s gain on the sale of its direct ownership interest in Pilicka (see Note 5) in the amount of $1,563 offset by EuroTel’s operating expenses in 2005. We did not recognize any equity in losses of Pilicka in 2005 since we wrote our investment in Pilicka to zero at December 31, 2004 and had no legal obligation nor intention to provide future funding to Pilicka. The loss in 2004 included $1,068 for our share of an impairment of assets in Pilicka. We have committed to fund EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs and will continue to recognize our equity share of their ongoing losses.

•	We recorded gains on investments in 2005 of $6,895 compared to a loss on investment in 2004 of $1,057. We sold our interest in PenTeleData in March 2005 resulting in a gain of $2,043. In December 2005, we sold our direct ownership interest in Pilicka resulting in a gain of $4,852. In 2004, we recognized an other-than-temporary loss of $1,057 on our investment in EuroTel.

•	In 2004, we incurred a loss on early extinguishment of debt of $5,252 in regard to refinancing and amending our credit facility. There was no similar expense in 2005.

•	Other, net was income of $3,205 in 2005, compared to income of $1,679 in the same period of 2004, partially from an increase of $191 in the patronage dividend received as a borrower from a cooperative bank. Other, net also included $2,073 of interest income and principal repayments collected in 2005 on the note received from the sale of assets of Conestoga Wireless compared to $776 of interest income and principal repayments received in 2004. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has not been recognized as an asset on our balance sheet.

Other income (expense) for 2004 was an expense of $22,191 compared to an expense of $17,857 in 2003. The primary reasons for this $4,334 change are as follows:

•	Our equity in net loss of affiliates increased to a loss of $3,172 in 2004 from $2,537 in 2003. The increased loss resulted from $1,068 for our share of an impairment of assets in Pilicka offset by improved results of Pilicka’s telephone operations and lower EuroTel legal expenses. Since we and EuroTel have no legal obligation nor intention to provide future funding to Pilicka, we each have written our investment in Pilicka to zero and discontinued recognizing our equity share of Pilicka’s ongoing losses. EuroTel no longer records any value to its investment in Pilicka and therefore the value of our investment in EuroTel was written down as an other-than-temporary loss on investments of $1,057. We have also committed to fund EuroTel on an equal basis with the other investors in EuroTel, certain of its operating cash needs and will continue to recognize our equity share of their ongoing losses.

•	Our interest expense decreased $3,685 in 2004, to $14,389, primarily as a result of refinancing our syndicated senior secured credit facilities in March 2004 and amending the pricing of the Term Loan B in November 2004 as well as the beginning of scheduled principal repayments during 2004.

•	In 2003, we recognized a gain of $790 related to the sale of available-for-sale investments for which there was no similar gain in 2004.

•	In 2004, we incurred a loss on early extinguishment of debt of $5,252 in regard to refinancing and amending our credit facility. There was no similar expense in 2003.

•	Other, net decreased $285 principally due to a $325 reduction in a patronage dividend received as a borrower from a cooperative bank offset by increased interest income and initial principal payment collected on the note receivable from the sale of Conestoga Wireless.

Income Taxes

Federal and state income taxes were an expense of $5,806 in 2005 on the $19,582 income from continuing operations compared to the 2004 income tax expense of $1,430 on the loss from continuing operations of $1,244. Income taxes for 2005 include expense of $1,899 as a result of the increase to our deferred tax liabilities calculated at the federal statutory rate of 35% compared to 34% in prior years. The effective tax rates were 29.6% in 2005 and a negative 115.0% in 2004.

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

Discontinued Operations, Extraordinary Items and Accounting Changes

The loss from discontinued operations of $53 in 2003 was from our paging operation which was sold in May 2003.

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

Accelerated Vesting of Stock Options

On December 21, 2005, the Executive Committee of the D&E Board of Directors approved the accelerated vesting of certain employee stock options that were granted under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. or the Conestoga Enterprises, Inc. 1999 Stock Option Plan, which would have been unvested as of December 31, 2005 and had exercise prices greater than the closing price at December 20, 2005 of $8.41 per share. As a result of this acceleration of the vesting, options to purchase 22,041 shares of our common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The decision to accelerate the vesting of these options was made to reduce non-cash compensation expense that would have been recorded in our income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment,” in January 2006. We estimate that, as a result of this action, we will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, of approximately $38 in 2006 and $19 in 2007.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial. Management anticipates that this trend will continue in 2006.

Financial Condition

Liquidity and Capital Resources

We have historically generated significant cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with operating cash and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

Net cash provided by continuing operations was $41,613 in 2005, $49,595 in 2004 and $45,009 in 2003. The primary reason for the decrease from 2004 to 2005 was the collection of an income tax refund of $3,065 in 2004 with no similar refund collected in 2005 and an increase in income tax payments of $5,720 in 2005 over

2004. In 2004 the increase was primarily attributable to a reduction of accounts receivable. Heightened competition in the telecommunications industry could affect future cash flows related to continuing operations. See “Business Risks.”

Net cash used in investing activities was $20,344 in 2005 and consisted primarily of $30,854 for capital expenditures and advances to affiliates of $315 offset by $7,762 received from sale of investments, repayments from affiliates of $1,563 and $1,500 collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $19,900;

•	computers and software separate from the telephone network operations primarily for upgrades to our operating systems, a service call management system and a mapping system for our RLEC and CLEC network facilities — $8,300.

Net cash used in investing activities was $25,736 in 2004 and consisted primarily of $25,248 for capital expenditures and a net $613 investment in affiliates offset by $125 collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $15,200;

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations — $8,300.

Net cash used in investing activities was $9,512 in 2003 and consisted primarily of $20,153 for capital expenditures, offset by $12,475 from the sale of businesses and investments. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $13,200;

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system and software for the billing system and expanded office locations — $3,400;

•	Internet e-mail software upgrade and modems — $1,400;

•	Video equipment — $1,800.

Cash used in financing activities in 2005 was $19,461, consisting primarily of payments on long-term debt of $13,000, dividend payments of $6,825 offset by $364 received for new shares of common stock issued. The payments on long-term debt of $13,000 consisted of scheduled payments of $10,000 and a voluntary prepayment of $3,000.

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

External Sources of Capital at December 31, 2005

On March 5, 2004, we completed a syndicated senior secured debt financing in the amount of $260,000. The credit facilities are in the form of a $25,000 Revolving Loan, Term Loan A in the amount of $50,000, Term Loan B in the amount of $150,000, and the assumption of $35,000 of term indebtedness of a D&E subsidiary. The $200,000 of proceeds received related to the term loans of the new credit facilities were used to refinance indebtedness under prior credit facilities and for general corporate purposes. On November 22, 2004, we entered into an amendment with respect to this senior financing. The amendment reduced the Term Loan B U.S. prime rate margin and LIBOR margin to 1.00% and 2.00%, respectively. As a result of the refinancing and subsequent amendment, we incurred a loss on the early extinguishment of debt of $5,252, consisting of a non-cash write-off of $4,949 of unamortized debt issuance costs of the previous credit facility and the expensing of $303 of debt issuance costs related to the new credit facility and the amendment. We capitalized approximately $2,293 of debt issuance costs related to the new credit facility and the amendment, which will be amortized into interest expense over the life of the new credit facility.

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured reducing revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at our option at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75% depending on the Company’s leverage ratio. At December 31, 2005, the average interest rate was 6.87%. The Revolving Loan will reduce permanently to $15,000 on December 31, 2006. The Revolving Loan also requires a quarterly commitment fee on the unused portion.

The Senior Secured Term Loan A (“Term Loan A”) is a $50,000 term note maturing June 30, 2011. Term Loan A bears interest at our option at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75%, depending on the Company’s leverage ratio. At December 31, 2005, the average interest rate was 7.15%. Term Loan A requires increasing quarterly principal payments which began in the first quarter of 2004 and continue through the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a $150,000 term note maturing December 31, 2011. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.00% or a one, two, three or six month LIBOR rate plus 2.00%, regardless of the Company’s leverage ratio. At December 31, 2005, the average interest rate was 6.22%. Term Loan B requires quarterly principal payments of $375 which began in the first quarter of 2004 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment of $33,314 on December 31, 2011.

The 9.34% Secured Term Loan in the amount of $20,000 was assumed as a result of the Conestoga acquisition. The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 which began in 2005 and continue through 2014.

The 9.36% Secured Term Loan in the amount of $15,000 was assumed as a result of the Conestoga acquisition. The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 which began in 2005 and continue through 2014.

As of December 31, 2005, $18,000 of the Revolving Loan was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 53.7% at December 31, 2005 from 56.3% at December 31, 2004 due to the increase in shareholders’ equity and decrease in long-term debt during 2005.

The refinanced credit facility has no restrictions on expansion of our edge-out market areas and no excess cash flow payment requirement. Excess cash flow for the fourth quarter of 2003 required a payment of $4,350 on the Revolving Loan on February 13, 2004. The cash balance was sufficient to make the excess cash flow payment and that reduction of debt added to the funds borrowed upon closing of the $260,000 refinancing. The refinanced credit facility continues to include a number of significant covenants that impose restrictions on our business. These covenants include, among others, a limit of $10,000 in annual dividend payments, and restrictions upon additional indebtedness, mergers, acquisitions, the disposition of assets, sale and leaseback transactions and capital lease payments.

December 31, 2005 Requirement
Ratios
Total Leverage Ratio = Indebtedness divided by Cash Flow	<4.00
Decreases to < 3.75 after January 1, 2006
Decreases to < 3.50 after July 1, 2006
Decreases to < 3.00 after January 1, 2007
Decreases to < 2.75 after January 1, 2008
Total Indebtedness to Total Capitalization Ratio	<60%
Debt Service Coverage = Cash Flow divided by Proforma Debt Service	>1.75
Last year Cash Flow / next year’s Debt Service
Cash Flow divided by Fixed Charges	>1.05

Principal repayments
2006	$10,000
2007	$12,500
2008	$12,500
2009	$12,500
2010	$9,061
Thereafter	$158,939

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

In light of the favorable market conditions and opportunities which appear to be available to the Company due to its performance, we are considering alternatives available to us to take advantage of low market interest rates and to amend existing loan amortization schedules and/or loan covenants. There is no assurance that our evaluation of the alternatives will result in a favorable restructuring of or amendment to our indebtedness.

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

Commitments, Contingencies and Projected Uses of Capital

Our most significant commitment for 2006 other than for operations, include capital expenditures, the payment of common stock dividends, when and if declared, payment of principal and interest on our outstanding debt and other contractual obligations and commitments which are presented below. Scheduled principal payments totaling $10,000 are due in 2006. We believe that we will have sufficient resources to meet these commitments, contingencies and projected uses of funds.

We hold a 33.3% interest in EuroTel which we account for under the equity method of accounting. Neither the assets nor the liabilities of EuroTel are presented on a consolidated basis on our balance sheets. We have committed to fund EuroTel, on an equal basis with the other investors in EuroTel, for certain of its operating cash needs and will continue to recognize our equity share of their ongoing losses. In 2005, we made advances of $315 pursuant to this commitment and expect that our 2006 funding requirements for EuroTel will be approximately $750.

At December 31, 2005, the long-term debt maturing within one year consisted of principal payments of $5,000 on Term Loan A, $1,500 on Term Loan B and $3,500 on the secured fixed rate term loans.

The following table sets forth our contractual obligations and the periods in which payments are due:

	Payments Due by Period
Obligation	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt maturing within one year	$10,000	$10,000	$—	$—	$—
Long-term debt	205,500	—	25,000	21,561	158,939
Interest expense	81,090	14,753	29,240	26,940	10,157
Operating leases	1,139	666	307	70	96
Purchase commitments	18,427	6,853	7,149	2,685	1,740

Total	$316,156	$32,272	$61,696	$51,256	$170,932

Debt maturing within one year and long-term debt listed above is only principal and does not include required interest payments. We have contract commitments to purchase telecommunication services for the use of third-party network circuits, to purchase telecommunications equipment and to maintain minimum monthly volumes for long distance call delivery services. These commitments represent the total gross payments due under contract. We expect to contribute $3,500 and $3,800 to our pension plan during 2006 and 2007, respectively.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from or pay into the settlement pools differ from the amounts that we have recorded as accounts receivables or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. In 2005, we recorded an increase in communications service revenue of approximately $601 as a result of a change in our estimated interstate revenue earned from the NECA pooling process. Our estimate is based on an FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which interstate rate-of-return exceeds FCC authorized levels if the rates for those periods were deemed to be lawful rates. In 2004 and 2003, we recorded communication service revenue of $163 and $244, respectively, related to this estimate.

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

In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity, and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings. During 2005, we revised the estimated useful lives of certain fixed assets to update composite rates for our regulated telephone property. This change resulted in lower depreciation expense in 2005 of approximately $3,304. In 2006, we anticipate this change will result in lower depreciation expense of approximately $5,341.

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

Impairment of Goodwill and Indefinite-Lived Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. While we have never recorded a material impairment charge for goodwill and indefinite-lived intangibles, future events or changes in circumstances could result in a material charge to earnings.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” In December 2003, we adopted SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which provides expanded disclosures related to our employee benefit plans. Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur. Our pension expense for 2005 would have increased approximately $77 if our assumed investment return were one quarter of a percent lower. The expense would have increased approximately $262 if our assumed discount rate were one quarter of a percent lower or decreased $248 if our assumed discount rate were one quarter of a percent higher.

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

Recent Accounting Pronouncements

Effective December 31, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. As of December 31, 2005, the Company has determined it does not have a material legal obligation to perform an asset retirement activity, thus the adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On April 21, 2005, the SEC delayed the effective date of SFAS 123R. D&E will adopt SFAS 123R in January 2006 and will apply the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to determine. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. SFAS 154 is effective for fiscal years beginning after December 31, 2005 and is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”), which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are applied prospectively and are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks.

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of December 31, 2005, our debt can be categorized as follows in thousands:

Fixed interest rates:
Secured Term Loans	$31,500
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	7,000
Senior Secured Term Loans	177,000

Total debt	$215,500

As part of our loan covenant conditions, we have arranged interest rate protection on a minimum of one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of December 31, 2005, our debt is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for four years through interest rate swaps	$35,000	5.49%	$35,000
Rates fixed for four years through interest rate swaps	15,000	5.98%	15,000
Rates fixed for four years through interest rate swaps	25,000	6.18%	25,000
Rates fixed for four years through interest rate swaps	35,000	6.88%	35,000
Fixed rate debt, rates fixed for twelve years	31,500	9.35%	35,045

Total fixed rates 66% of total debt	141,500	6.87%	145,045
Variable rate debt 34% of total debt	74,000	6.77%	74,000

Total debt	$215,500		$219,045

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $370 for each 50 basis points above the current rates. If rates were to decline, we would realize reductions in interest expense of approximately $370 for each 50 basis point decrease in rates.

The interest rate swaps were arranged to hedge against the effect of interest rate fluctuations. The swaps were arranged with banks that participate in our senior indebtedness. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly.

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value
				Asset (Liability)
11/25/02 to 11/25/06	$35,000	5.49%	6.39%	$423
11/26/04 to 11/26/08	15,000	5.98%	6.39%	318
06/30/05 to 08/26/09	25,000	6.18%	6.39%	491
12/16/05 to 12/06/09	35,000	6.88%	6.44%	(153)

	$110,000			$1,079

If interest rates rise above the rates fixed by these swaps, we could realize other income of $550 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other expense of approximately $550 for each 50 basis point decrease in rates.

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

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rules 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures, without limitation, include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Based on an evaluation and assessment of internal controls over financial reporting, management has concluded that there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires D&E to include a report regarding the effectiveness of its internal control over financial reporting, in its Annual Report on Form 10-K for the year ending December 31, 2005. That report includes an assessment by D&E’s management on the design and operating effectiveness of its internal control over financial reporting as of the end of the fiscal year. To comply with the requirements of Section 404, the Company designed and implemented a comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise. Management’s report and assessment on the effectiveness of its internal control over financial reporting is included herein on page F-2.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

Attached as exhibits to this Annual report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Rules 13a-14(a) of the Exchange Act. This section of the Company’s Annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required under this Item relating to Executive Officers is incorporated by reference from the material captioned “Directors,” “Identification of Executive Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

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

(b) Exhibits. See Index to Exhibits.

(c) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. On February 8, 2006, the SEC granted a request for waiver made by the Registrant, of the audited financial statements for Pilicka as of and for the year ended December 31, 2005, and the unaudited financial statements for EuroTel as of and for the year ended December 31, 2005, which are required by Rule 3-09 of Regulation S-X. The remaining information called for by this Item (15) is set forth in the Index to Financial Statements on page F-1.

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit		Reference
3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation		Incorporated herein by reference from Exhibit 3.1 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.2	By-laws		Incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed by D&E on December 8, 2004.

10.	Material Contracts

10.1	AT&T Communications Standard Agreement for the Provision of Telecommunications Services and Facilities between AT&T Communications of Pennsylvania, Inc. and Denver and Ephrata Telephone and Telegraph Company;		Incorporated herein by reference from Exhibit 10.2 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

	Article 1	General Provisions, effective May 25, 1984;

10.2	Telecommunications Services and Facilities Agreement between the Bell Telephone Company of Pennsylvania and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992;		Incorporated herein by reference from Exhibit 10.3 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

	Appendix 1	IntraLATA Telecommunications Services, effective January 1, 1986;

	Appendix 2	Ancillary Services, effective January 1, 1986;

	Appendix 5	Jointly Provided Feature Group A Compensation effective July 24, 1986; and

	Appendix 7	Extended Area Service, effective October 1,1988.

10.3	IntraLATA Compensation Agreement between the Pennsylvania Non-Bell Telephone Companies and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992.		Incorporated herein by reference from Exhibit 10.4 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.4	Agreement for the Distribution of Interstate Access Revenues between the National Exchange Carrier Association, Inc. and Denver and Ephrata Telephone and Telegraph Company, effective May 25, 1984.		Incorporated herein by reference from Exhibit 10.6 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

Exhibit No.	Identification of Exhibit		Reference

10.5	Agreement for the Provision of Enhanced 9-1-1 Services between the County of Lancaster and Denver and Ephrata Telephone and Telegraph Company, effective upon approval of the Pennsylvania Public Utility Commission which occurred May 18, 1994		Incorporated herein by reference from Exhibit 10.7 to D&E’s Annual Report on Form 10-K for the year ended December 31, 1999.

	Attachment #1	Request for Proposal as Amended;

	Attachment #2	Best and Final Offer, April 28, 1994;

	Attachment #3	Clarifications to RFP;

	Attachment #4	Lancaster County

	Resolution #74	September 22, 1993;

	Attachment #5	Lancaster County

	Resolution #32	May 5, 1994;

	Attachment #6	Addenda, Errata, Bulletins to Contract Documents;

	Attachment #7	Facility Lease; and

	Attachment #8	Tariffed Local Exchange Carrier Services.

10.6	Modification #2 to the Agreement for the Provision of Enhanced 9-1-1 Services between the County of Lancaster and D&E Telephone Company, signed July 14, 1999.		Incorporated herein by reference from Exhibit 10.1 to D&E’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.7	Partnership Interest Purchase Agreement among D&E Wireless, Inc., D&E Communications, Inc., VoiceStream PA II, LLC, and VoiceStream PA I, LLC dated as of October 17, 2001.		Incorporated herein by reference from Exhibit 10.13 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.8	2001 Stock Compensation Plan and Policy for non-employee Directors of D&E Communications, Inc.		Incorporated herein by reference from Exhibit A to D&E’s definitive proxy statement for its 2001 Annual Meeting of Shareholders filed March 23, 2001.

10.9	Conestoga Enterprises, Inc. 1999 Stock Option Plan.		Incorporated herein by reference to Exhibit 99.1 to Form S-8 filed by D&E on May 24, 2002.

10.10	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan for 2005.		Incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by D&E on March 2, 2005.

10.11	Asset Purchase Agreement by and among D&E Communications, Inc., Conestoga Wireless Company and Keystone Wireless, LLC dated November 12, 2002.		Incorporated herein by reference from Exhibit 2.1 to the Form 8-K current report filed by D&E on January 29, 2003.

10.12	Limited Guarantee Agreement dated June 29, 2001 by Conestoga Enterprises, Inc. with Mountain Union.		Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Identification of Exhibit	Reference

10.13	Build-to-Suit Agreement dated June 29, 2001 by and between Conestoga Enterprises, Inc. on behalf of itself and its wholly-owned subsidiaries, Conestoga Mobile Systems, Inc. and Conestoga Wireless, Inc. and Mountain Union Telecom, LLC.	Incorporated herein by reference from Exhibit 10.20 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.14	Credit Agreement Dated as of March 5, 2004 by and among D&E Communications, Inc. as borrower and CoBank, ACB as Administrative Agent, a CoLead Arranger and a Lender and other Lenders referred to therein.	Incorporated herein by reference from Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

10.15	Employment Agreement dated March 16, 2005 between James W. Morozzi and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by D&E on March 16, 2005.

10.16	Share Purchase Agreement among EuroTel LLC, HunTel Systems, Inc., Consolidated Companies, Inc., D&E Investments, Inc. and MNI S.A. dated November 14, 2005.	Filed herewith.

10.17	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan for 2006.	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on January 11, 2006.

10.18	Interconnection Agreement between D&E Systems, Inc. and Verizon North Inc., effective September 1, 2001.	Filed herewith.

10.19	Interconnection Agreement between D&E Systems, Inc. and Verizon Pennsylvania, Inc., effective September 1, 2001.	Filed herewith.

21.	Subsidiaries of the Registrant.

21.1	List of all subsidiaries of D&E Communications, Inc.	Filed herewith.

23.	Consents.

23.1	Consent of PricewaterhouseCoopers LLP, Philadelphia, PA.	Filed herewith.

23.2	Consent of Kiesling Associates LLP.	Filed herewith.

23.3	Consent of PricewaterhouseCoopers Sp. z o. o, Warsaw, Poland.	Filed herewith.

31.1	Certification of Chief Executive Officer.	Filed herewith.

31.2	Certification of Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer.	Filed herewith.

32.2	Certification of Chief Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2006

D&E COMMUNICATIONS, INC.

By:	/S/ G. WILLIAM RUHL
G. William Ruhl Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. WILLIAM RUHL G. William Ruhl	Chairman of the Board	March 14, 2006

/s/ JAMES W. MOROZZI James W. Morozzi	President and Chief Executive Officer (Principal executive officer)	March 14, 2006

/s/ THOMAS E. MORELL Thomas E. Morell	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 14, 2006

/s/ W. GARTH SPRECHER W. Garth Sprecher	Senior Vice President, Secretary and Director	March 14, 2006

/s/ JOHN AMOS John Amos	Director	March 14, 2006

/s/ PAUL W. BRUBAKER Paul W. Brubaker	Director	March 14, 2006

/s/ HUGH G. COURTNEY Hugh G. Courtney	Director	March 14, 2006

/s/ RONALD E. FRISBIE Ronald E. Frisbie	Director	March 14, 2006

/s/ ROBERT A. KINSLEY Robert A. Kinsley	Director	March 14, 2006

/s/ JOHN C. LONG John C. Long	Director	March 14, 2006

/s/ STEVEN B. SILVERMAN Steven B. Silverman	Director	March 14, 2006

/s/ D. MARK THOMAS D. Mark Thomas	Director	March 14, 2006

/s/ RICHARD G. WEIDNER Richard G. Weidner	Director	March 14, 2006

MANAGEMENT’S REPORT ON RESPONSIBILITY FOR FINANCIAL INFORMATION

The management of D&E Communications, Inc. is responsible for the preparation and integrity of the Company’s consolidated financial statements and all related information appearing in this Annual Report. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting.

The Company maintains accounting and internal control systems which are intended to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. Management maintains internal controls to assure that transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America. We are dedicated to maintain high standards of financial accounting and reporting and are committed to providing financial information that is transparent, timely, complete, relevant, and accurate. Our systems have been designed to provide reasonable, but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, we believe that these systems are adequate to achieve the stated objectives.

The Audit Committee of the Board of Directors oversees D&E’s financial reporting process on behalf of the Board of Directors. The Audit Committee is composed solely of outside independent directors, and meets periodically with members of management and the independent auditors to review and discuss internal controls over financial reporting, the annual financial statement audit, and accounting and other financial reporting matters. The Company’s internal control over financial reporting is also evaluated on an ongoing basis by its Internal Audit department.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Management performed an assessment of the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of internal control over financial reporting and an evaluation of the design effectiveness of those controls. We also conducted testing on the design and operating effectiveness of our internal control over financial reporting. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an audit report on management’s assessment and on the effectiveness of internal control over financial reporting as of December 31, 2005, which is included herein. As stated in their report, PricewaterhouseCoopers LLP has also audited D&E’s consolidated financial statements included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

of D&E Communications, Inc.:

We have completed integrated audits of D&E Communications, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective January 1, 2003, the Company changed its accounting for asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA

March 10, 2006

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per-share amounts)
OPERATING REVENUES
Communication service revenues	$161,659	$160,820	$158,486
Communication products sold	11,652	12,656	12,255
Other	2,936	2,795	2,384

Total operating revenues	176,247	176,271	173,125

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	65,922	65,049	60,846
Cost of communication products sold	8,692	10,100	9,317
Depreciation and amortization	38,745	39,119	38,626
Marketing and customer services	15,487	15,977	16,073
General and administrative services	24,742	25,079	24,496

Total operating expenses	153,588	155,324	149,358

Operating income	22,659	20,947	23,767
OTHER INCOME (EXPENSE)
Equity in net income (losses) of affiliates	1,000	(3,172)	(2,537)
Interest expense	(14,177)	(14,389)	(18,074)
Gain (loss) on investments	6,895	(1,057)	790
Loss on early extinguishment of debt	—	(5,252)	—
Other, net	3,205	1,679	1,964

Total other income (expense)	(3,077)	(22,191)	(17,857)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	19,582	(1,244)	5,910
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	5,806	1,430	1,968
Dividends on utility preferred stock	65	65	65

Total income taxes and dividends on utility preferred stock	5,871	1,495	2,033

Income (loss) from continuing operations	13,711	(2,739)	3,877
Discontinued operations:
Loss from operations of Paging business, net of income tax benefit of $27	—	—	(53)

Income (loss) before cumulative effect of change in accounting principle	13,711	(2,739)	3,824
Cumulative effect of change in accounting principle, net of income taxes of $177	—	—	260

NET INCOME (LOSS)	$13,711	$(2,739)	$4,084

Weighted average common shares outstanding (basic)	14,304	15,057	15,484
Weighted average common shares outstanding (diluted)	14,330	15,057	15,541
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.96	$(0.18)	$0.25
Income (loss) from discontinued operations	—	—	—
Cumulative effect of accounting change	—	—	0.01

Net income (loss) per common share	$0.96	$(0.18)	$0.26

Dividends per common share	$0.50	$0.50	$0.50

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,325	$8,517
Accounts receivable, net of reserves of $748 and $1,024	16,864	16,495
Accounts receivable – affiliated company	351	75
Inventories, lower of cost or market, at average cost	3,645	3,523
Prepaid expenses	8,194	8,466
Other	1,243	2,465

TOTAL CURRENT ASSETS	40,622	39,541

INVESTMENTS
Investments in and advances to affiliated companies	—	52

PROPERTY, PLANT AND EQUIPMENT
In service	364,638	335,883
Under construction	7,334	8,768

	371,972	344,651
Less accumulated depreciation	192,259	162,078

	179,713	182,573

OTHER ASSETS
Goodwill	145,448	149,032
Intangible assets, net of accumulated amortization	161,572	167,396
Other	8,317	8,191

	315,337	324,619

TOTAL ASSETS	$535,672	$546,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$10,000	$10,000
Accounts payable and accrued liabilities	18,962	18,701
Accrued taxes	2,890	1,819
Accrued interest and dividends	1,791	1,683
Advance billings, customer deposits and other	11,087	11,585

TOTAL CURRENT LIABILITIES	44,730	43,788

LONG-TERM DEBT	205,500	218,500

OTHER LIABILITIES
Equity in net losses of affiliates in excess of investments and advances	196	—
Deferred income taxes	79,063	86,402
Other	20,391	20,530

	99,650	106,932

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares: 100,000 at December 31, 2005 and 2004 Outstanding shares: 14,345 at December 31, 2005 and 14,268 at December 31, 2004	2,554	2,542
Additional paid-in capital	160,924	160,255
Accumulated other comprehensive income (loss)	(5,598)	(6,574)
Retained earnings	45,083	38,513
Treasury stock at cost, 1,640 shares at December 31, 2005 and 2004	(18,617)	(18,617)

	184,346	176,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$535,672	$546,785

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,711	$(2,739)	$4,084
Add: Loss from discontinued operations	—	—	53
Cumulative effect of accounting change	—	—	(260)

Income (loss) from continuing operations	13,711	(2,739)	3,877
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	38,745	39,119	38,626
Bad debt expense	485	551	745
Deferred income taxes	(3,756)	(1,892)	1,105
Equity in net income (losses) of affiliates	(1,000)	3,172	2,537
(Gain) loss on investments	(6,895)	1,057	(790)
Gain from cash recovery of note receivable	(1,500)	(125)	—
Loss on retirement of property, plant and equipment	53	171	209
Loss on early extinguishment of debt	—	5,252	—
Changes in operating assets and liabilities:
Accounts receivable	(1,130)	3,835	(2,333)
Inventories	(122)	29	(77)
Prepaid expenses	272	448	(1,460)
Accounts payable and accrued liabilities	1,000	(1,061)	(1,300)
Accrued taxes and accrued interest	1,747	(567)	3,268
Advance billings, customer deposits and other	(497)	1,262	1,788
Other, net	500	1,083	(1,186)

Net Cash Provided by Operating Activities from Continuing Operations	41,613	49,595	45,009

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(30,854)	(25,248)	(20,153)
Collection of note receivable	1,500	125	—
Proceeds from sale of businesses	—	—	10,005
Proceeds from sale of investments	7,762	—	2,470
Purchase of FCC licenses	—	—	(828)
Investments in and advances to affiliates	(315)	(767)	(1,232)
Investment returns and repayments from affiliates	1,563	154	226

Net Cash Used in Investing Activities from Continuing Operations	(20,344)	(25,736)	(9,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(6,825)	(7,122)	(7,408)
Proceeds from long-term debt financing	—	210,000	12,000
Payment of debt issuance costs	—	(2,495)	(101)
Payments on long-term debt	(13,000)	(215,266)	(23,332)
Payments on notes payable for acquired businesses	—	—	(379)
Proceeds from issuance of common stock	364	430	1,037
Purchase of treasury stock	—	(13,335)	—

Net Cash Used in Financing Activities from Continuing Operations	(19,461)	(27,788)	(18,183)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	1,808	(3,929)	17,314
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash used in operating activities of discontinued operations	—	—	(20,553)
Cash provided by investing activities of discontinued operations	—	—	171

Net Cash Used in Discontinued Operations	—	—	(20,382)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,808	(3,929)	(3,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,517	12,446	15,514

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,325	$8,517	$12,446

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
COMMON STOCK Balance at beginning of year	15,908	$2,542	15,854	$2,533	15,721	$2,512
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans	75	12	54	9	61	10
Common stock issued for stock options exercised	2	—	—	—	72	11

Balance at end of year	15,985	2,554	15,908	2,542	15,854	2,533

ADDITIONAL PAID-IN CAPITAL Balance at beginning of year		160,255		159,515		158,101
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans		652		740		772
Common stock issued for stock options exercised		17		—		642

Balance at end of year		160,924		160,255		159,515

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) Balance at beginning of year		(6,574)		(4,865)		(7,071)
Unrealized gain on investments, net of tax		—		—		723
Reclassification adjustment for realized gain on investments, net of tax		—		—		(498)
Equity adjustment for minimum pension liability, net of tax		173		(2,744)		1,777
Currency translation adjustment from EuroTel		—		57		—
Unrealized gain on derivative financial instruments, net of tax		803		978		204

Balance at end of year		(5,598)		(6,574)		(4,865)

RETAINED EARNINGS Balance at beginning of year		38,513		48,693		52,343
Net income (loss)		13,711		(2,739)		4,084
Dividends on common stock: $.50 per share for each year		(7,141)		(7,441)		(7,734)

Balance at end of year		45,083		38,513		48,693

TREASURY STOCK Balance at beginning of year	(1,640)	(18,617)	(307)	(5,282)	(307)	(5,282)
Treasury stock acquired	—	—	(1,333)	(13,335)	—	—

Balance at end of year	(1,640)	(18,617)	(1,640)	(18,617)	(307)	(5,282)

TOTAL SHAREHOLDERS’ EQUITY	14,345	$184,346	14,268	$176,119	15,547	$200,594

COMPREHENSIVE INCOME (LOSS) Net income (loss)		$13,711		$(2,739)		$4,084
Unrealized gain on investments, net of income taxes of $434		—		—		723
Reclassification adjustment for realized gain on investments, net of income taxes of ($292)		—		—		(498)
Equity adjustment for minimum pension liability, net of income taxes of ($44), ($1,876) and $1,214		173		(2,744)		1,777
Currency translation adjustment from EuroTel		—		57		—
Unrealized gain (loss) on derivative financial instruments, net of income taxes of $566, $668 and $140		803		978		204

Total comprehensive income (loss)		$14,687		$(4,448)		$6,290

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

1. Nature of Business

Description and Principles of Consolidation

D&E Communications, Inc. (D&E or the Company) provides integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. D&E’s consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company; Conestoga Telephone and Telegraph Company; Buffalo Valley Telephone Company; D&E Systems, Inc.; CEI Networks, Inc.; D&E Networks, Inc.; Infocore, Inc.; D&E Wireless, Inc.; Conestoga Wireless Company; D&E Investments, Inc.; Conestoga Mobile Systems, Inc. (see Note 8) and Conestoga Investment Corporation for all periods presented. All significant intercompany balances and transactions are eliminated in consolidation.

D&E’s business segments are as follows: incumbent rural local exchange carrier (RLEC), competitive local exchange carrier (CLEC), internet services, systems integration, and corporate and other. In 2003, D&E moved responsibility for some products to different segment managers. The RLEC provides local and long distance telephone services in a franchised territory, including custom calling features and directory advertising. The CLEC provides telecommunication services in markets near those served by the RLEC. Internet services include internet access and web-hosting services. Systems integration provides consultation, design, implementation and maintenance of local and wide area networks and telecommunications systems. Corporate and other includes D&E’s cable television operations in State College, PA, video operations in Lewisburg, PA, D&E’s share of the earnings or losses of investments accounted for on the equity method, and the wireless telephony services of Conestoga Wireless Company (see Note 7).

D&E has a one-third interest in EuroTel, L.L.C. (EuroTel), a domestic corporate joint venture that held an investment in Pilicka Telefonia Sp. z o.o. (Pilicka), a telecommunications company located in Poland. D&E also owned a direct investment in Pilicka (see Note 5). On December 19, 2005, D&E sold its direct and indirect interest in Pilicka. D&E accounts for its investments in EuroTel and Pilicka using the equity method of accounting. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of operations. D&E also owned an interest in PenTeleData Limited Partnership I until its sale on February 28, 2005. The investment in PenTeleData was reported at cost in other long-term assets on the consolidated balance sheets at December 31, 2004.

Regulatory Environment and Competition

D&E’s RLEC and CLEC operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC). The passage of the Telecommunications Act of 1996 (“TA-96”) provided comprehensive changes to federal and state regulations that govern telecommunications. On November 30, 2004, the Governor of Pennsylvania signed into law new Chapter 30 regulations that impacted D&E’s RLECs. The law provides additional options to promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. RLECs are required to spend capital dollars sooner to have broadband services available to all consumers by December 31, 2008. As an offset to the increased capital expenditure requirements, the new law removes the two percentage points reduction used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides a suspension of certain interconnection requirements until December 31, 2008 to companies with less than 50,000 access lines, which have agreed to accelerate universal broadband deployment. Consequently, in D&E’s two largest RLEC companies, competitors are still permitted to seek removal of the rural exemption from the more burdensome interconnection obligations for the purposes of entering those territories and using its services and facilities

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through interconnection agreements to provide competitive services. However, they are unable to do so in Buffalo Valley’s RLEC territory until after December 31, 2008.

D&E files its own tariff rates with the PUC for such services as dial-tone and custom calling features. D&E is a member of the National Exchange Carrier Association (“NECA”) and participates in their pools for settlement of interstate access revenues.

D&E expects to experience an increasing amount of both competitive pressures and opportunities in its markets. No estimate can be made of the financial impacts of these changes.

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are primarily limited due to the large number of residential and business customers in D&E’s customer base. The systems integration segment receives a significant portion of its revenue from several large customers; however, none of these customers represent more than 10% of the company’s revenue.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements under accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Management bases its estimates on historical results and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Estimates are used when accounting for the allowance for doubtful accounts, pension costs, intangible assets, NECA access revenues, depreciation expense, network access expenses and deferred income taxes.

Recent Accounting Pronouncements

Effective December 31, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. As of December 31, 2005, the Company has determined it does not have a material legal obligation to perform an asset retirement activity, thus the adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 21, 2005, the SEC delayed the effective date of SFAS 123R. D&E will adopt SFAS 123R in January 2006 and will apply the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to determine. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. SFAS 154 is effective for fiscal years beginning after December 31, 2005 and is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the service is rendered or the product is delivered, the price is fixed or determinable, persuasive evidence of an arrangement exists and the collectibility of the resulting receivable is reasonably assured. D&E’s RLEC and CLEC pricing is subject to oversight by both state and federal regulatory

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from D&E’s RLEC and CLEC operations. D&E monitors these proceedings closely and makes adjustments to revenue accordingly. Certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs up to the amount of fees are deferred and recognized over the expected term of the customer relationship, which is deemed to be 3 to 8.5 years. Any direct costs in excess of fees deferred are expensed immediately.

The RLEC business segment receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that the Company receives from the settlement pools differ from the estimated amounts recorded, the Company records the change as a current adjustment to earnings. In 2005, the Company recorded an increase in communications services revenue of approximately $601 as a result of a change in its estimated interstate revenue earned from the NECA pooling process. Our estimate is based on an FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which the interstate rate-of-return exceeds FCC authorized levels if the rates for those periods were deemed to be lawful rates. In 2004 and 2003, D&E recorded communications services revenue of $163 and $244, respectively, related to this estimate. D&E continues to monitor ongoing proceedings at the FCC and will evaluate and revise its estimates accordingly.

The systems integration long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion of costs incurred to total estimated costs at completion. Revenues on short-term projects that take less than three months to complete are recognized under the completed contract method.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments purchased with an original maturity of three months or less. Cash balances may exceed F.D.I.C. insured limits at times.

Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. Prepaid directory advertising costs, included in prepaid expenses, at December 31, 2005 and 2004 were $6,072 and $6,047, respectively. Deferred directory revenues, included in advance billings, customer deposits and other, at December 31, 2005 and 2004 were $6,317 and $6,819, respectively.

Investments In and Advances To Affiliated Companies and Equity in Net Losses of Affiliates in Excess of Investments and Advances

Investments in and advances to unconsolidated affiliates consist of the Company’s investments in EuroTel, in Pilicka until its sale on December 19, 2005 and loans to EuroTel. The investments are accounted for under the equity method of accounting. The Company periodically evaluates whether there have been declines in value in these investments, and if so, whether these declines are considered temporary or other-than-temporary. Other-than-temporary declines would be recognized as realized losses in earnings. Evidence of a loss in value includes, but is not limited to, the Company’s inability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The fair

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of an investment that is less than its book value may indicate a loss in value of the investment. The Company’s evaluations are based on many factors, including the duration and extent to which the fair value is less than carrying amount; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment, including strategic factors.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using a composite group remaining life method and straight-line composite rates for the regulated telephone property of the RLEC and CLEC segments and the straight-line method of depreciation for other depreciable property. Use of the composite group remaining life method requires the periodic revision of estimated useful lives. Such revisions are based on fixed asset retirement activity, and often require related estimates and assumptions. The estimated useful lives on the majority of property, plant and equipment are 5 to 34 years for buildings, 5 to 18 years for digital switching equipment, 7 to 61 years for outside plant facilities and 2 to 39 years for other equipment. During 2005, D&E revised the estimated useful lives of certain fixed assets to update its composite rates for regulated telephone property. This change resulted in lower depreciation expense in 2005 of approximately $3,304.

Depreciation expense as a percentage of average depreciable plant in service amounted to 9.5% in 2005, 10.1% in 2004 and 10.4% in 2003. The costs of maintenance and repairs are charged to operating expense.

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

Capitalized Interest

The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Interest costs capitalized on assets were $405 for 2005, $323 for 2004 and $228 for 2003.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability is assessed based on future cash flows expected to result from the use of the asset, or group of assets, and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, or group of assets, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, or group of assets.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Goodwill and Indefinite-Lived Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. In April 2005, 2004 and 2003, the Company completed its annual impairment reviews and determined that no impairment charge was required. D&E continually evaluates whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, D&E estimates the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors.

Advertising

D&E expenses advertising costs as incurred. Advertising expense was $1,680 for 2005, $1,387 for 2004, $1,991 for 2003.

Income Taxes

D&E files a consolidated federal income tax return. D&E has two categories of income taxes: current and deferred. Current taxes are those amounts D&E expects to pay when it files its tax returns. Since D&E must report some of its revenues and expenses differently for its financial statements than it does for income tax purposes, it records the tax effects of those differences as deferred tax assets and liabilities in its consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect. A valuation allowance is established for any deferred tax asset for which management determines, based on the weight of available evidence, it is more likely than not that the deferred tax asset will not be realized.

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

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share is similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding for dilutive potential common shares. D&E has potential common shares as a result of outstanding stock option grants to purchase our common stock and contingently issuable shares of common stock. However, including potential common shares in the

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

denominator of a diluted per-share computation for continuing operations always will result in an antidilutive per-share amount when D&E has a loss from continuing operations.

	For the years ended December 31,
	2005	2004	2003
Income (loss) from continuing operations	$13,711	$(2,739)	$3,877
Loss from discontinued operations	—	—	(53)
Cumulative effect of accounting change	—	—	260

Net income (loss)	$13,711	$(2,739)	$4,084

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,304	15,057	15,484

Income (loss) from continuing operations	$0.96	$(0.18)	$0.25
Loss from discontinued operations	—	—	—
Cumulative effect of accounting change	—	—	0.01

Net income (loss) per common share	$0.96	$(0.18)	$0.26

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,304	15,057	15,484
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	26	—	57

Adjusted weighted average shares outstanding (thousands)	14,330	15,057	15,541

Income (loss) from continuing operations	$0.96	$(0.18)	$0.25
Income (loss) from discontinued operations	—	—	—
Cumulative effect of accounting change	—	—	0.01

Net income (loss) per common share	$0.96	$(0.18)	$0.26

Options to purchase 86,312, 221,358 and 70,104 shares as of December 31, 2005, 2004 and 2003, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. D&E had a loss from continuing operations during 2004 when common stock options were outstanding and, as such, diluted earnings per share in 2004 are equivalent to basic earnings per share.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method of APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based employee compensation plans.

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$13,711	$(2,739)	$4,084
Add: stock-based employee compensation included in reported net income (loss), net of related tax	105	—	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(220)	(39)	(50)

Pro forma net income (loss)	$13,596	$(2,778)	$4,034

Basic earnings (loss) per share:
As reported	$0.96	$(0.18)	$0.26
Pro forma	$0.95	$(0.18)	$0.26
Diluted earnings (loss) per share:
As reported	$0.96	$(0.18)	$0.26
Pro forma	$0.95	$(0.18)	$0.26

The fair value of option grants of $3.13 in the year ended December 31, 2005, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	5.05%
Expected life	5 years
Expected volatility	50.06%
Risk-free interest rate	4.18%

In 2005, there were 47,400 performance-restricted shares of common stock awarded and 2,667 shares forfeited due to a retirement. D&E accrues compensation cost related to these performance-restricted shares based upon the probability that the conditions to receive these shares are met. Also, in 2005, there were 2,297 fully-vested shares of common stock issued to employees of the Company. The expense related to the performance-restricted and fully-vested shares was $175 in the year ended December 31, 2005. No shares of common stock were awarded to employees in 2004 and 2003.

On December 21, 2005, the Executive Committee of the D&E Board of Directors approved the accelerated vesting of certain employee stock options that were granted under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. or the Conestoga Enterprises, Inc. 1999 Stock Option Plan, which would have been unvested as of December 31, 2005 and had exercise prices greater than the closing price at December 20, 2005 of $8.41 per share. As a result of this acceleration of the vesting, options to purchase 22,041 shares of D&E’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The decision to accelerate the vesting of these options was made to reduce non-cash compensation expense that would have been recorded in D&E’s income statement in future periods upon the adoption of SFAS No. 123R, “Share-Based Payment,” in January 2006. The Company

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates that, as a result of this action, it will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, of approximately $38 in 2006 and $19 in 2007.

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

3. Cash Flow and Statement of Shareholders’ Equity Information

Cash Flow Information

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

	2005	2004	2003
Interest expense	$13,293	$13,694	$16,134
Income taxes	7,707	1,987	24,310

Noncash investing and financing activities for the years ended December 31 were as follows:

	2005	2004	2003
Capital expenditures included in accounts payable at year end	$961	$1,700	$445
Dividends reinvested in common stock	316	319	326

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ Equity Information

At December 31, 2005 and 2004, accumulated other comprehensive income (loss) consisted of the following items:

	2005	2004
Equity adjustment for minimum pension liability, net of tax	$(6,229)	$(6,402)
Unrealized gain (loss) on derivative financial instruments, net of tax	631	(172)

Total accumulated other comprehensive income (loss)	$(5,598)	$(6,574)

4. Investments in and Advances to Affiliated Companies and Equity in Net Losses of Affiliates in Excess of Investments and Advances

D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, and held a 27.85% investment in Pilicka, a telecommunications company located in Poland, until its sale on December 19, 2005 (See Note 5). D&E also owned a 28.88% direct investment in Pilicka until the sale on December 19, 2005. D&E accounts for both its investment in EuroTel and did account for its investment in Pilicka using the equity method of accounting.

Pilicka recognized an asset impairment late in 2004 requiring D&E to recognize a $1,068 loss for its equity share of the impairment. Since D&E and EuroTel have no legal obligation or intention to provide future funding to Pilicka, both wrote their investment in Pilicka to zero and discontinued recognizing their equity share of Pilicka’s ongoing losses. EuroTel no longer recorded any value to its investment in Pilicka and, therefore, the value of D&E’s investment in EuroTel was written down as an other-than-temporary loss on investments of $1,057. D&E has committed to fund certain of the operating cash needs of EuroTel, on an equal basis with the other investors and, accordingly, will continue to recognize its equity share of their ongoing losses; thereby, recognizing a liability of $196 at December 31, 2005 which is reported in equity in net losses of affiliates in excess of investments and advances in the consolidated balance sheets.

In April 1999, PenneCom had entered into an agreement to sell its entire investment in Pilicka to Elektrim S.A. (Elektrim) for $140,000 in cash and notes. In July 1999, Elektrim issued written notice to PenneCom that it was repudiating the purchase agreement. In August 1999, PenneCom filed an arbitration request with the International Court of Arbitration seeking specific performance of the agreement as well as compensatory and punitive damages. In 2001, an award of approximately $40,000 plus interest at 10% per annum from August 1999 and reimbursement of arbitration costs was granted in favor of PenneCom. PenneCom used a portion of the proceeds to reduce outstanding loans with a domestic bank. In July 2002, PenneCom commenced an action in the United States District Court for the Southern District of New York against an investment bank and an individual. The action is currently pending in United States District Court. PenneCom’s Amended Complaint asserted claims under Polish, Dutch and New York law against the defendants for their alleged tortious inducement of non-party Elektrim S.A. to breach a contract pursuant to which Elektrim S.A. would have purchased all of the shares of Pilicka Telefonia S.A. in August of 1999. Because a motion was granted to dismiss the claims that PenneCom had asserted pursuant to Polish and Dutch law, as well as a New York law fraud claim, the only claim currently being litigated is the tortious interference with contract claim asserted under New York law. The case is currently in discovery. No date has been set for trial. The outcome of the litigation cannot be determined and no amount has been recognized for possible collections of any claims. PenneCom will continue to incur legal costs in connection with this action.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the sale of Pilicka, the equity investments in EuroTel and Pilicka were subject to the risks of foreign currency transactions, which were included in the results of PenneCom and Pilicka.

Summarized financial information for EuroTel is presented as follows:

	2005	2004	2003
Years ended December 31:
Equity in loss of affiliate	$—	$(2,560)	$(957)
Net income (loss)	3,000	(4,426)	(3,209)
At December 31:
Current assets	$81	$199
Noncurrent assets	1	1
Current liabilities	30,635	33,753
Members’ equity (deficit)	(30,553)	(33,553)

Summarized financial information for Pilicka is presented as follows:

	2005	2004	2003
Years ended December 31:
Net sales	$12,258	$14,131	$10,548
Net income (loss)	446	(23,237)	(3,436)
At December 31:
Current assets	$7,123	$6,164
Noncurrent assets	21,380	25,471
Current liabilities	2,180	2,405
Noncurrent liabilities	53	745
Shareholders’ equity	26,270	28,485

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes for the investments in and advances to EuroTel, Pilicka and affiliates follows:

	2005	2004	2003
Investment in EuroTel:
Beginning balance (deficit)	$(12,278)	$(9,804)	$(8,697)
Equity in income (losses)	1,000	(1,474)	(1,107)
Equity in currency translation adjustments	—	57	—
Other-than-temporary loss on investment	—	(1,057)	—

Ending balance (deficit)	(11,278)	(12,278)	(9,804)

Advances to EuroTel and affiliates:
Beginning balance	12,330	11,717	10,711
Advances	315	767	1,232
Repayments	(1,563)	(154)	(226)

Ending balance	11,082	12,330	11,717

Investment in Pilicka:
Beginning balance	—	1,698	3,128
Equity in losses	—	(1,233)	(965)
Investments amortization	—	(465)	(465)

Ending balance	—	—	1,698

Investments in and advances to affiliates (Equity in net losses of affiliates in excess of investments and advances)	$(196)	$52	$3,611

In addition to loans, D&E provides support services to EuroTel and its affiliates. Amounts owed to D&E for services performed for EuroTel and affiliates at December 31, 2005 and 2004 were $351 and $75, respectively. These amounts are reported as accounts receivable-affiliated company.

5. Sale of Investment in Pilicka

On December 19, 2005, D&E, along with EuroTel and the other Pilicka shareholders, sold their ownership interests in Pilicka for an adjusted purchase price of $16,835. D&E owned a 38.16% interest, 9.28% through its one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka. D&E recorded pre-tax income of $4,852, net of sale costs, from the sale of its 28.88% direct investment, which is reported in gain (loss) on investments in the consolidated statement of operations. The pre-tax income from the sale of its 9.28% indirect investment amounted to $1,563 and is reported in equity in net income (losses) of affiliates in the consolidated statement of operations.

6. Sale of Investments

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900 resulting in a gain of $2,043 before taxes.

During the fourth quarter of 2003, D&E sold its entire portfolio of investments available-for-sale for $2,470 and recorded a realized gain of $790 before taxes.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Sale of Conestoga Wireless Assets

In connection with the acquisition of Conestoga Enterprises, Inc. in May 2002, the Company had committed to a plan to sell the assets of Conestoga’s wireless segment. As such, these assets were reported as held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets were not depreciated while they were held for sale.

On November 12, 2002, D&E entered into a definitive agreement to sell substantially all of the assets of the Conestoga wireless segment to Keystone Wireless, LLC (“Keystone”), a Delaware limited liability company. Keystone is an affiliate of PC Management, Inc., a Florida-based company that owns and manages wireless communications systems throughout the United States. The sale was completed on January 14, 2003. Upon completion of the sale, D&E received approximately $10,000 in cash and a $10,000 face value secured promissory note issued by Keystone. The promissory note requires monthly principal payments for 48 months beginning in January 2005. The note bears interest at the 60 day LIBOR rate plus 5% and is receivable beginning on December 31, 2003 and on the last day of each calendar quarter thereafter. As this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows, D&E records value to the note when cash recoveries are received. D&E received principal payments on the note of $1,500 and $125 in the years ending December 31, 2005 and 2004, respectively, which are reported in Other, net in the consolidated statements of operations. The note carried certain rights allowing conversion of a portion or all of the principal balance of the note into equity interests of Keystone. The conversion period began on December 31, 2004 and ended May 1, 2005. The Company did not exercise any of our conversion rights under this note.

The results of operations of the Conestoga wireless segment held for sale were not reported in discontinued operations because D&E has continuing involvement since the sale as a result of D&E’s continued guarantees on cell site leases and D&E’s responsibilities under a Build-to-Suit agreement which is more fully described in Note 14. No gain or loss was recorded as a result of the sale, however a loss of $300 related to D&E’s estimated commitments in the Build-to-Suit agreement was recorded in communication services expenses in 2003.

8. Discontinued Operations

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

The carrying amounts of the major classes of assets included as part of the paging operations sold are as follows:

Inventories	$47
Property and equipment	168

Total assets sold	$215

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information for the discontinued operations of the paging services were as follows:

2003
Year ended December 31:
Revenue	$236
Expenses	316

Operating loss	(80)
Income tax benefit	27

Loss from paging operations, net of taxes	$(53)

9. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

	2005	2004
Land and buildings	$53,505	$52,979
Digital switching equipment	121,574	109,498
Outside plant facilities	129,075	124,172
Other equipment	60,484	49,234
Plant under construction	7,334	8,768

Total property, plant and equipment	371,972	344,651
Less accumulated depreciation	(192,259)	(162,078)

Property, plant and equipment, net	$179,713	$182,573

10. Goodwill and Intangible Assets

The goodwill and intangible assets are primarily the result of D&E’s May 24, 2002 acquisition of Conestoga Enterprises, Inc., a neighboring rural local telephone company providing integrated communications services in markets throughout the eastern half of Pennsylvania.

In 2005, goodwill decreased $3,566 due to a reclassification of certain deferred tax liabilities related to the Conestoga acquisition. Goodwill also decreased $18 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition.

In 2004, goodwill related to the Conestoga acquisition decreased $95 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	2005	2004
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(19,756)	(14,243)
Trademarks and trade names:
Gross carrying amount	1,200	1,200
Accumulated amortization	(1,200)	(1,033)
Non-compete agreements:
Gross carrying amount	1,424	1,424
Accumulated amortization	(1,424)	(1,280)

Net intangible assets	$161,572	$167,396

In December 2003, D&E acquired five FCC licenses for a cost of $828. These licenses will allow the Company to provide wireless data services in Lancaster, Reading, Altoona, Williamsport, and State College, Pennsylvania. The licenses are deemed to have an indefinite life as there is an observable market and perfunctory renewal provisions.

Amortization expense related to intangible assets was $5,824, $6,198, and $6,198 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2006	$5,513
2007	5,513
2008	5,513
2009	5,513
2010	5,513

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December 31:

	2005	2004
Trade payables	$7,102	$7,338
Accrued compensation	2,618	1,703
Accrued pension	3,133	2,733
Other	6,109	6,927

Total accounts payable and accrued liabilities	$18,962	$18,701

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt at December 31 consisted of the following:

	December 31, 2005 Interest Rate	Maturity	2005	2004
Senior Secured Revolving Loan	6.87%	2011	$7,000	$10,000
Senior Secured Term Loan A	7.15%	2011	31,561	36,561
Senior Secured Term Loan B	6.22%	2011	145,439	146,939
Secured Term Loan	9.34%	2014	18,000	20,000
Secured Term Loan	9.36%	2014	13,500	15,000

			215,500	228,500
Less current maturities			10,000	10,000

Total long-term debt			$205,500	$218,500

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured reducing revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at our option at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75% depending on the Company’s leverage ratio. The weighted average annual interest rate for 2005 was 5.72%. The Revolving Loan will reduce permanently to $15,000 on December 31, 2006. The Revolving Loan also requires a quarterly commitment fee on the unused portion.

The Senior Secured Term Loan A (“Term Loan A”) is a $50,000 term note maturing June 30, 2011. Term Loan A bears interest at the option of the Company at either the U.S. prime rate plus 1.00% to 1.75% or a one, two, three or six month LIBOR rate plus 2.00% to 2.75%, depending on the Company’s leverage ratio. The weighted average annual interest rate for 2005 was 5.83%. Term Loan A requires increasing quarterly principal payments which began in the first quarter of 2004 and continue through the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a $150,000 term note maturing December 31, 2011. Term Loan B bears interest at the option of the Company at either the U.S. prime rate plus 1.00% or a one, two, three or six month LIBOR rate plus 2.00%, regardless of the Company’s leverage ratio. The weighted average annual interest rate for 2005 was 5.44%. Term Loan B requires quarterly principal payments of $375 which began in the first quarter of 2004 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment of $33,314 on December 31, 2011.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 9.34% Secured Term Loan in the amount of $20,000 was assumed as a result of the Conestoga acquisition. The 9.34% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $500 which began in 2005 and continue through 2014.

The 9.36% Secured Term Loan in the amount of $15,000 was assumed as a result of the Conestoga acquisition. The 9.36% Secured Term Loan requires interest to be paid quarterly at the stated rate and also requires principal to be paid in quarterly installments of $375 which began in 2005 and continue through 2014.

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the fixed charge coverage ratio. The covenants include a limit of $10,000 in annual dividend payments. At December 31, 2005, D&E was in compliance with all covenants. D&E is also required to maintain interest rate protection on one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. At December 31, 2005, $141,500 of D&E’s senior indebtedness was protected from interest rate fluctuations. Of this amount, $31,500 of the Company’s senior indebtedness has fixed interest rates. The Company also has interest rate swap agreements as interest rate protection for $110,000 of debt (see Note 13). The loans are collateralized by D&E’s personal property, mortgages on land and buildings with a value exceeding $3,000, and the capital stock and guarantees of its subsidiaries.

Based on the borrowing rate currently available to the Company for bank loans, the fair market value of long-term debt at December 31, 2005 is $219,045.

Maturities of long-term debt for each year ending December 31, 2006 through 2010 are as follows:

Year	Amount
2006	$10,000
2007	12,500
2008	12,500
2009	12,500
2010	9,061
Thereafter	158,939

In June 2004, a long-term capital lease obligation of $2,613 was eliminated in connection with the purchase of an office building previously held under a capital lease arrangement. The transaction did not materially impact the results of operations for the year ending December 31, 2004.

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

As of December 31, 2005 and 2004, the Company had interest rate swap agreements with total notional amounts of $110,000 and $85,000, respectively, with maturity dates ranging from November 2006 to December 2009. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. The fair value of the derivatives was recorded as a long-term asset of $1,079 at December 31, 2005 and an other long-term liability of $290 at December 31, 2004. Unrealized net gains of $1,079 ($631 net of tax) at December 31, 2005 and unrealized net losses of $290 ($172 net of tax) at December 31, 2004 related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

14. Commitments and Contingencies

D&E leases buildings and other property under various operating lease agreements that expire between 2006 and 2023. Future minimum lease payments under operating leases are as follows:

Year	Amount
2006	$666
2007	189
2008	118
2009	52
2010	18
Thereafter	96

Total rent expense for the years ended December 31 was approximately $2,722 in 2005, $2,642 in 2004 and $2,882 in 2003.

D&E has agreements for compensation payments due to former officers, employees and existing employees. These agreements require future annual payments as listed below. Interest is imputed at 6.5%.

Year	Amount
2006	$861
2007	74
2008	590
2009	57
2010	57
Thereafter	143

D&E has obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”) for the sale of the assets of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and after construction of each site, enter into a long-term operating lease with Mountain Union for the site. Keystone is also contractually obligated to assume any operating leases entered into under the BTS. In accordance with the terms of the BTS agreement, D&E paid Mountain Union $700 in October 2003 and $200 in July 2004 for nonperformance penalties due for nine wireless tower sites that will not be constructed. Under the terms of the asset purchase agreement, Keystone will reimburse D&E for one-half of the penalties paid not to exceed $125. Because the underlying assets of CWC were sold under the asset purchase agreement, D&E has

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered any remaining obligations and potential penalties under the BTS a contingent liability. As of December 31, 2005, D&E has recorded a $200 liability for its remaining commitment under the BTS.

As part of the Company’s acquisition of Conestoga, D&E assumed a guarantee agreement with Mountain Union for lease obligations on the wireless tower sites of Conestoga’s wireless subsidiary. When D&E entered into the asset purchase agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of December 31, 2005 is $11,439. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of December 31, 2005, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, then at such time, a default would occur on Keystone Wireless’ $10,000 note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the $10,000 note, which is currently $8,375, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E has committed to loan EuroTel, on an equal basis with the other investors in EuroTel, certain of its operating cash needs. D&E expects that its 2006 funding requirements for EuroTel will be approximately $750. Additionally, D&E is required under Pennsylvania PUC Chapter 30 regulations to make broadband services available to all of its RLEC customers by December 31, 2008. The Company is currently capable of providing broadband services as defined by the law to 98% of its RLEC customers and anticipate that the additional capital expenditures required to satisfy that commitment will be less that $1,000.

15. Income Taxes

The provision for income taxes consists of the following:

	2005	2004	2003
Current:
Federal	$9,202	$2,990	$448
State	360	332	1,083

	9,562	3,322	1,531

Deferred:
Federal	(2,540)	(938)	1,050
State	(1,216)	(954)	(640)

	(3,756)	(1,892)	410

Total income taxes	5,806	1,430	1,941
Tax benefit from discontinued operations	—	—	27

Income taxes from continuing operations	$5,806	$1,430	$1,968

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

	2005	2004	2003
Federal statutory rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefits	(2.8)	32.9	1.3
Valuation allowance	(11.2)	(176.3)	—
Effect of change in deferred income tax rate	9.7	—	—
Prior-period tax	—	(6.9)	(3.2)
Other, net	(1.1)	1.3	1.2

Effective income tax rate	29.6%	(115.0)%	33.3%

The significant components of the net deferred income tax liability were as follows at December 31:

	2005	2004
Deferred tax liabilities:
Depreciation	$23,143	$27,064
Intangible assets	66,984	70,114
Investments	376	45

	90,503	97,223
Deferred tax assets:
Employee benefits	6,221	4,576
Net operating loss carryforwards	13,969	13,137
Equity in net loss of affiliates	—	2,193
Other, net	5,437	6,992

	25,627	26,898
Valuation allowance	(13,969)	(14,752)

Net deferred tax assets (liabilities)	$(78,845)	$(85,077)

The components of the net deferred tax balances are as follows:

	2005	2004
Deferred income tax asset—current	$218	$1,325
Deferred income tax liability—non-current	(79,063)	(86,402)

Net deferred income tax assets (liabilities)	$(78,845)	$(85,077)

The net deferred taxes reported in the Consolidated Balance Sheet are as follows:

	2005	2004
Current assets—other	$218	$1,325
Other liabilities—deferred income taxes	(79,063)	(86,402)

Approximately $215,121 of state net operating loss carryforwards remained at December 31, 2005. These carryforwards are due to the operations of D&E’s subsidiaries and will expire in the years 2006 through 2025.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period.

The Company has established a combined valuation allowance of $13,969 due to the uncertainty regarding the ability to utilize state net operating loss carryforwards. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised.

16. Shareholders’ Equity

D&E has an Employee Stock Purchase Plan (“ESPP”), which provides D&E’s eligible employees the opportunity to purchase shares of D&E’s common stock through payroll deductions. There are 437,655 shares of common stock reserved for issuance pursuant to the ESPP at December 31, 2005. The total number of shares purchased pursuant to the ESPP during 2005, 2004 and 2003 was 23,513, 24,827 and 25,891, respectively. Through December 31, 2005, shares for the ESPP could be purchased at a 10% discount from fair market value. Beginning in 2006, ESPP shares may be purchased at a 5% discount from fair market value. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price.

D&E offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to D&E’s shareholders. The DRP provides all shareholders of D&E’s common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 27,112 shares of common stock reserved for issuance pursuant to the DRP at December 31, 2005. The total number of shares purchased through the DRP during 2005, 2004 and 2003 was 42,296, 27,534 and 33,506, respectively. Shares for the DRP are purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ National Market on the day of the purchase.

D&E has a Stock Compensation Plan and Policy for Non-Employee Directors. Certain non-employee directors receive common stock in payment for their services as a director of the company. There are 2,424 shares of common stock reserved for issuance pursuant to the plan at December 31, 2005. The total number of shares issued under this plan during 2005, 2004 and 2003 was 6,936, 2,000 and 1,300, respectively.

There are 371,121 shares of D&E’s common stock reserved for issuance under the 1999 Long-Term Incentive Plan (LTIP) at December 31, 2005. In 2005, there were 10,000 fully vested stock options granted and 2,297 fully vested shares of common stock issued. There were no shares issued or stock options granted in 2004 and 2003. There are also 655,737 shares of common stock reserved for issuance under the Conestoga Stock Option Plan at December 31, 2005. There were no stock options granted under the Conestoga plan in 2005, 2004 or 2003.

On August 22, 2005, the trustees of the D&E Communications, Inc. Voting Trust elected to terminate the voting trust. The voting trust included approximately 2.2 million shares from 59 participants, or approximately 15% of the outstanding common stock of D&E. The stock of D&E held by the voting trust has been returned to the participating shareholders, free of trust, and each participant may now exercise individual voting rights for their respective shares. At December 31, 2004, shares of D&E’s common stock of 2,160,610, were held in the voting trust. Certain D&E officers and directors were trustees of the voting trust.

On August 13, 2004, D&E purchased 1,333,500 shares of its common stock at a total purchase price of $13,335 from Citizens Communication Company, or approximately 8.56% of the outstanding common stock of D&E. The negotiated repurchase also terminated a 1997 Stock Acquisition Agreement pursuant to which an

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affiliate of Citizens originally acquired 1,300,000 shares of D&E common stock in consideration for $27,015. Under that agreement, Citizens was required, among other things, to provide D&E with an opportunity to purchase the shares prior to selling those shares generally. There were no treasury stock purchases in 2005 and 2003.

17. Stock Option Plan

The Company has stock options outstanding under the 1999 Long-Term Incentive Plan and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. The per share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. There was a combined total of 1,026,858 options available for grant at December 31, 2005.

On December 21, 2005, the Executive Committee of the D&E Board of Directors approved the accelerated vesting of certain employee stock options that were granted under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. or the Conestoga Enterprises, Inc. 1999 Stock Option Plan, which would have been unvested as of December 31, 2005 and had exercise prices greater than the closing price at December 20, 2005 of $8.41 per share. As a result of this acceleration of the vesting, options to purchase 22,041 shares of D&E’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The decision to accelerate the vesting of these options was made to reduce non-cash compensation expense that would have been recorded in D&E’s income statement in future periods upon the adoption of SFAS No. 123R, “Share-Based Payment,” in January 2006.

A summary of the stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding options at beginning of year	221,358	$10.01	256,915	$10.20	328,432	$9.97
Granted	10,000	9.92	—		—
Exercised	(2,000)	8.24	—		(71,517)	9.14
Cancelled	(7,953)	9.00	(35,557)	11.39	—

Outstanding options at end of year	221,405	$10.06	221,358	$10.01	256,915	$10.20

The following table presents summarized information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding At December 31, 2005	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Options Exercisable at December 31, 2005	Weighted Average Exercise Price
$8.24-$14.50	221,405	$10.06	5.1 years	221,405	$10.06

D&E applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All options are issued with an exercise price equal to the fair market value of the stock at the date of grant; accordingly, no compensation cost has been recognized. See Note 2, Stock-Based Compensation, for the pro forma effect of applying the fair value provisions of SFAS 123.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

D&E also provides certain basic health care benefits to eligible individuals who retired under the D&E Communications, Inc. Employees’ Retirement Plan between the period of December 31, 1972, and July 1, 1992. Through December 31, 2005, those benefits were provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Beginning January 1, 2006, all applicable benefits will be provided by individual policies from an insurance company. Effective July 1992, retiree health care benefits were discontinued for active employees participating in the D&E Communications, Inc. Employees’ Retirement Plan.

D&E provides an opportunity for grandfathered retiring members of the former Pension Plan for Employees of Buffalo Valley and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan. Members of these Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. D&E also provides an opportunity for grandfathered retiring members of the former Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement. On July 21, 2004 the Company decided to discontinue offering these benefits for non-union grandfathered employees who were not eligible to retire with an unreduced pension benefit by June 30, 2005.

On July 12, 2005, the Company decided to discontinue offering postretirement medical and prescription drug benefits for Conestoga union employees who were not eligible to retire with an unreduced pension benefit by June 1, 2005. As a result of this amendment to the postretirement plan, the Company’s accumulated postretirement benefit obligation decreased by approximately $260, and the annual postretirement benefits expense decreased by $30 in 2005. The full year savings expected in 2006 and later years is approximately $60.

The applicable annual accruals represent the estimated cost of providing these benefits to current and future retirees and is determined on an actuarial basis.

The accrued postretirement benefit liability of $2,769 is included in other current and long-term liabilities in the accompanying consolidated balance sheets.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In response to The Act, D&E determined in August 2005 that the individual prescription drug options that will be available to Medicare beneficiaries through Part D will provide more flexibility, cost savings and greater choices than what is available through D&E’s benefit programs. As a result, effective January 1, 2006, D&E discontinued offering prescription drug programs to Medicare eligible retiree groups and, for certain groups of nonunion retirees, will reimburse an amount towards the annual premium cost of an individual prescription drug program chosen by the retiree. As a result of this amendment, the Company’s accumulated postretirement benefit obligation decreased by approximately $669, and the annual postretirement benefit expense decreased by approximately $100 in 2005. Because of the plan change, D&E is no longer eligible for federal subsidies under The Act.

The obligations and funded status of the plans are as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$65,390	$56,920	$4,021	$4,667
Service cost	2,561	2,265	20	112
Interest cost	3,603	3,526	178	268
Actuarial loss	(804)	2,109	(310)	284
Changes in assumptions	182	4,505	—	233
Amendments	—	(888)	(934)	(1,310)
Benefits paid	(3,337)	(3,047)	(235)	(233)

Projected benefit obligation at end of year	$67,595	$65,390	$2,740	$4,021

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in Plan Assets:
Fair value of assets at beginning of year	$43,546	$41,801	$495	$579
Actual return on plan assets	2,666	2,629	21	19
Employer contributions	2,944	2,163	129	102
Benefits paid	(3,337)	(3,047)	(210)	(205)
Other	(123)	—	—	—

Fair value of assets at end of year	$45,696	$43,546	$435	$495

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Recognition of Funded Status of the Plan:
Funded status at end of year	$(21,899)	$(21,844)	$(2,305)	$(3,526)
Unrecognized net actuarial loss	18,827	20,103	1,534	1,925
Unrecognized prior service cost	(619)	(687)	(1,998)	(1,268)
Unrecognized initial obligation	—	—	—	83

Net amount recognized at end of year	$(3,691)	$(2,428)	$(2,769)	$(2,786)

Amounts Recognized in the Financial Statements Consist of:
Prepaid benefit cost	$—	$937	$—	$17
Accrued benefit cost	(14,338)	(14,141)	(2,769)	(2,803)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	10,647	10,776	—	—

Net amount recognized at end of year	$(3,691)	$(2,428)	$(2,769)	$(2,786)

The accumulated benefit obligation for all defined benefit pension plans was $60,035 and $56,949 at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2005	2004
Projected benefit obligation	$67,595	$54,383
Accumulated benefit obligation	60,035	48,144
Fair value of plan assets	45,696	34,003

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$2,561	$2,265	$2,086	$20	$112	$141
Interest cost	3,603	3,526	3,352	178	268	270
Expected loss (return) on assets	(3,333)	(3,476)	(3,398)	(34)	(41)	(42)
Amortization of:
Initial obligation	—	—	—	16	21	89
Prior service cost	(68)	(68)	15	(121)	(42)	—
Actuarial loss	1,445	1,024	700	78	86	13

Total net periodic benefit cost	$4,208	$3,271	$2,755	$137	$404	$471

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding the minimum pension liability follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Increase (decrease) in minimum pension liability included in other comprehensive income	$(129)	$4,620	N/A	N/A

The decrease in minimum pension liability between December 31, 2004 and December 31, 2005 was attributed mainly to favorable plan asset returns.

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

Based on the approaches outlined above, the Company lowered its rates of compensation increase assumption from 4.50% to 4.00% and its discount rate assumption for other benefits from 5.75% to 5.50% at December 31, 2005. In addition, a new mortality table, RP 2000 projected to 2006, was adopted by the Company as of December 31, 2005.

The weighted average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.50%	5.75%
Rates of compensation increase	4.00%	4.50%	N/A	N/A

The weighted-average assumptions used to determine net cost for the years ended December 31 follow:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	8.50%	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

The assumed health care cost trend rates at December 31 follow:

	2005	2004
Health care cost trend rate assumed for next year	9.00%-12.00%	10.00%
Rate to which the cost trend rate is assumed to decline	4.75%	4.50%
Year that the rate reaches the ultimate trend rate	2011-2013	2011

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$15	$(14)
Effect on postretirement benefit obligation	216	(191)

Plan Assets

D&E’s retirement plan investment strategy is to invest approximately 65% of the plan assets in the equity market and 35% in the fixed income market. The investment advisor reviews the investment performance with the Benefits Committee several times per year, and investment reallocations or other changes are made when appropriate.

The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	2005	2004
Asset Category:
Equity securities	65%	65%
Debt securities	35%	35%

Total	100%	100%

The Company’s other postretirement benefit plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset Category:	2005	2004
Equity securities	51%	51%
Debt securities	49%	49%

Total	100%	100%

D&E expects to contribute $3,500 to its pension plan and $0 to its other postretirement benefit plan in 2006.

The estimated future benefit payments are as follows:

Year	Pension Benefits	Other Benefits
2006	$2,857	$205
2007	2,895	227
2008	3,070	242
2009	3,270	258
2010	3,441	270
2011 to 2015	21,216	1,236

Employees’ 401(k) Savings Plan

D&E has two employee savings plans available to all eligible employees: the D&E Communications, Inc. Employees’ 401(k) Savings Plan and the Conestoga Telephone & Telegraph Co. Local 1671 Tax Deferred

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement Plan. Participating employees may contribute a portion of their compensation, up to a maximum percentage, to the Savings Plans, and the Company makes matching contributions based upon the eligible employee’s contribution. D&E may also make discretionary profit-sharing contributions.

Company contributions amounted to $1,204 in 2005, $1,275 in 2004 and $1,099 in 2003.

1999 Long-Term Incentive Plan

The 1999 Long-Term Incentive Plan (the Plan) was approved by the shareholders of the Company during 1999. Officers and other key employees of the Company are eligible for participation in the Plan. Awards under the Plan are made at the discretion of the Board of Directors and/or the Board’s Compensation Committee. There were 525,000 shares registered for issuance under the Plan.

In 2005, there were 47,400 performance-restricted shares of common stock awarded to participants in the Plan and 2,667 shares forfeited due to a participant retirement. There were no grants of performance-restricted shares in 2004 and 2003. A performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goals are not met, no performance-restricted shares will be earned by the participant. If the performance goals are fully achieved, 100% of the performance-restricted shares will be earned by the participant. During the performance period, each performance-restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance-restricted shares. At the end of the vesting period, any performance-restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. D&E accrues compensation cost related to these performance-restricted shares based upon the probability that the conditions to receive these shares are met.

In 2005, there were 2,297 fully-vested shares of common stock issued to employees of the Company under the Plan.

The cost of the Plan amounted to $175 in 2005. There were no costs of the Plan in 2004 and 2003.

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

c. Debt — The fair value of fixed rate long-term debt was estimated based on our current incremental borrowing rate for debt of the similar remaining maturities. The fair value of floating rate debt approximates carrying value since the debt has been repriced no less frequently than every three months during 2005 and 2004.

d. Interest rate swaps — The fair value has been calculated by the counterparties using appropriate valuation methodologies.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of our financial instruments is as follows:

	December 31,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$10,325	$10,325	$8,517	$8,517
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	31,500	35,045	35,000	41,583
Variable rate long-term debt:
Revolving Loan	7,000	7,000	10,000	10,000
Term Loan A	31,561	31,561	36,561	36,561
Term Loan B	145,439	145,439	146,939	146,939
Interest rate swaps	1,079	1,079	(290)	(290)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
2005
External customer revenues	$100,934	$38,291	$12,999	$20,241	$3,782	$—	$176,247
Intersegment revenues	9,517	2,505	40	28	—	(12,090)	—
Depreciation & amortization	29,524	5,052	1,378	1,624	1,167	—	38,745
Operating income (loss)	32,532	(1,511)	(642)	(5,790)	(1,930)	—	22,659
Equity in net income of affiliates	—	—	—	—	1,000	—	1,000
Gain (loss) on investments	—	—	—	—	6,895	—	6,895
Segment assets	435,193	67,472	3,724	16,792	461,931	(449,440)	535,672
Equity in net losses of affiliates in excess of investments	—	—	—	—	(196)	—	(196)
Capital expenditures	23,410	4,331	1,931	447	532	—	30,651

2004
External customer revenues	$101,647	$36,183	$10,337	$24,771	$3,333	$—	$176,271
Intersegment revenues	9,314	1,409	21	54	—	(10,798)	—
Depreciation & amortization	30,776	4,394	1,083	1,899	967	—	39,119
Operating income (loss)	29,162	(2,695)	327	(4,580)	(1,267)	—	20,947
Equity in net loss of affiliates	—	—	—	—	(3,172)	—	(3,172)
Gain (loss) on investments	—	—	—	—	(1,057)	—	(1,057)
Segment assets	446,277	67,128	3,009	19,064	447,663	(436,356)	546,785
Investment in equity method affiliates	—	—	—	—	52	—	52
Capital expenditures	18,910	5,041	1,073	1,065	922	—	27,011

2003 External customer revenues	$105,087	$34,830	$6,862	$23,378	$2,968	$—	$173,125
Intersegment revenues	8,207	923	479	31	22	(9,662)	—
Depreciation & amortization	31,591	4,036	794	1,734	471	—	38,626
Operating income (loss)	33,663	(3,837)	(109)	(4,322)	(1,628)	—	23,767
Equity in net loss of affiliates	—	—	—	—	(2,537)	—	(2,537)
Gain (loss) on investments	—	—	—	—	790	—	790
Segment assets	458,319	64,559	3,086	20,932	451,517	(422,502)	575,911
Investment in equity method affiliates	—	—	—	—	3,611	—	3,611
Capital expenditures	13,900	4,014	1,300	914	1,704	—	21,832

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	2005	2004	2003
Operating income from reportable segments	$24,589	$22,214	$25,395
Corporate and other	(1,930)	(1,267)	(1,628)
Equity in net income (losses) of affiliates	1,000	(3,172)	(2,537)
Interest expense	(14,177)	(14,389)	(18,074)
Gain (loss) on investments	6,895	(1,057)	790
Loss on early extinguishment of debt	—	(5,252)	—
Other, net	3,205	1,679	1,964

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$19,582	$(1,244)	$5,910

21. Quarterly Results of Operations (unaudited)

The following table summarizes D&E’s quarterly financial data for the years ended December 31, 2005 and December 31, 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2005
Total operating revenues	$42,839	$44,042	$44,288	$45,078

Depreciation and amortization	9,650	9,731	9,814	9,550
Other operating expenses	28,572	29,487	28,476	28,308

Total operating expenses	38,222	39,218	38,290	37,858

Operating income	4,617	4,824	5,998	7,220
Income before cumulative effect of change in accounting principle	2,888	1,367	2,392	7,064
Net income	2,888	1,367	2,392	7,064
Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.20	$0.10	$0.17	$0.49
Net income	0.20	0.10	0.17	0.49

2004
Total operating revenues	$43,765	$44,135	$43,692	$44,679

Depreciation and amortization	9,701	9,918	9,724	9,776
Other operating expenses	29,050	29,026	29,508	28,621

Total operating expenses	38,751	38,944	39,232	38,397

Operating income	5,014	5,191	4,460	6,282
Income (loss) before cumulative effect of change in accounting principle	(2,256)	1,233	719	(2,435)
Net income (loss)	(2,256)	1,233	719	(2,435)
Earnings (loss) per common share — basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.15)	$0.08	$0.05	$(0.17)
Net income (loss)	(0.15)	0.08	0.05	(0.17)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant quarterly variances of net income (loss) are explained below:

The net income in the first quarter of 2005 included a $2,043 ($1,349, or $0.09 per common share, after tax) gain on the sale of D&E’s investment in PenTeleData.

The increase in net income in the third quarter 2005 compared to the second quarter of 2005 was primarily due to decreases in employee wages and benefits.

The net income in the fourth quarter of 2005 included $6,415 ($5,969, or $0.42 per common share after tax) income from the sale of D&E’s direct and indirect interests in Pilicka on December 19, 2005.

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

The following tables summarizes D&E’s operating results for the three months ended December 31, 2005:

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
External customer revenues	$25,940	$9,866	$3,456	$4,608	$1,208	$—	$45,078
Intersegment revenues	2,503	672	19	7	—	(3,201)	—

Total revenues	28,443	10,538	3,475	4,615	1,208	(3,201)	45,078

Depreciation and amortization	7,103	1,417	357	364	309	—	9,550
Other operating expenses	11,924	9,439	3,074	5,726	1,346	(3,201)	28,308

Total operating expenses	19,027	10,856	3,431	6,090	1,655	(3,201)	37,858

Operating income (loss)	$9,416	$(318)	$44	$(1,475)	$(447)	$—	$7,220

Item 15(a)(2). Financial Statement Schedules

D&E COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,024	$485	$761	$748
Year ended December 31, 2004	1,410	551	937	1,024
Year ended December 31, 2003	1,416	745	751	1,410
Allowance for inventory obsolescence:
Year ended December 31, 2005	115	181	296	—
Year ended December 31, 2004	—	288	173	115
Year ended December 31, 2003	—	—	—	—
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2005	14,752	1,428	2,211	13,969
Year ended December 31, 2004	11,132	3,715	95	14,752
Year ended December 31, 2003	11,969	—	837	11,132

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

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Members’ Capital	Accumulated Other Comprehensive Income	Total Members’ Equity (Deficit)	Annual Comprehensive Income (Loss)
Balance at December 31, 2001	$(22,543,956)	$(2,033,392)	$(24,577,348)	$2,162,072

Net Loss	(5,718,626)		(5,718,626)	(5,718,626)
Capital Contributions	2,344,331		2,344,331
Foreign currency translation adjustment		(173,748)	(173,748)	(173,748)
Transfer of foreign currency translation adjustment		2,033,392	2,033,392

Balance at December 31, 2002	(25,918,252)	(173,748)	(26,092,000)	$(5,892,374)

Net Loss	(3,208,905)		(3,208,905)	(3,208,905)

Balance December 31, 2003	(29,127,157)	(173,748)	(29,300,905)	$(3,208,905)

Net Loss	(4,426,154)		(4,426,154)	(4,426,154)
Foreign currency translation adjustment		173,748	173,748	173,748

Balance at December 31, 2004	$(33,553,310)	$—	(33,553,310)	$(4,252,406)

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