Form 10-Q
period 2006-03-31
D&E COMMUNICATIONS INC
filed 2006-05-08
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, par value $0.16 per share	14,357,565 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I - Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES
Communication service revenues	$39,635	$39,637
Communication products sold	2,260	2,417
Other	727	785

Total operating revenues	42,622	42,839

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	15,886	16,273
Cost of communication products sold	1,759	1,792
Depreciation and amortization	9,606	9,650
Marketing and customer services	3,779	3,715
General and administrative services	6,824	6,792

Total operating expenses	37,854	38,222

Operating income	4,768	4,617

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(82)	(59)
Interest expense, net of interest capitalized	(3,838)	(3,385)
Gain on investment	—	2,053
Other, net	1,468	948

Total other income (expense)	(2,452)	(443)

Income before income taxes and dividends on utility preferred stock	2,316	4,174

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK

Income taxes	669	1,270
Dividends on utility preferred stock	16	16

Total income taxes and dividends on utility preferred stock	685	1,286

NET INCOME	$1,631	$2,888

Weighted average common shares outstanding (basic)	14,348	14,273
Weighted average common shares outstanding (diluted)	14,390	14,308

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Net income per common share	$0.11	$0.20

Dividends per common share	$0.13	$0.13

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,179	$10,325
Accounts receivable, net of reserves of $646 and $748	16,144	16,864
Accounts receivable–affiliated company	—	351
Inventories, lower of cost or market, at average cost	3,511	3,645
Prepaid expenses	11,281	8,194
Other	1,399	1,243

TOTAL CURRENT ASSETS	39,514	40,622

PROPERTY, PLANT AND EQUIPMENT
In service	368,031	364,638
Under construction	11,398	7,334

	379,429	371,972
Less accumulated depreciation	199,168	192,259

	180,261	179,713

OTHER ASSETS
Goodwill	145,347	145,448
Intangible assets, net of accumulated amortization	160,194	161,572
Other	9,290	8,317

	314,831	315,337

TOTAL ASSETS	$534,606	$535,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$10,682	$10,000
Accounts payable and accrued liabilities	20,106	18,962
Accrued taxes	1,434	2,890
Accrued interest and dividends	1,697	1,791
Advance billings, customer deposits and other	11,916	11,087

TOTAL CURRENT LIABILITIES	45,835	44,730

LONG-TERM DEBT	203,881	205,500

OTHER LIABILITIES
Equity in net losses of affiliates in excess of investments and advances	128	196
Deferred income taxes	78,429	79,063
Other	19,813	20,391

	98,370	99,650

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 Outstanding shares: 14,357 at March 31, 2006 and 14,345 at December 31, 2005	2,556	2,554
Additional paid-in capital	161,292	160,924
Accumulated other comprehensive income (loss)	(5,080)	(5,598)
Retained earnings	44,923	45,083
Treasury stock at cost, 1,640 shares at March 31, 2006 and December 31, 2005	(18,617)	(18,617)

	185,074	184,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$534,606	$535,672

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$7,181	$9,562

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(6,850)	(7,866)
Collection of note receivable	625	250
Proceeds from sale of investment	—	2,900
Increase in investments and advances to affiliates	(150)	(50)

Net Cash Used In Investing Activities	(6,375)	(4,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(1,709)	(1,703)
Payments on long-term debt	(2,510)	(5,500)
Proceeds from issuance of common stock	267	108

Net Cash Used In Financing Activities	(3,952)	(7,095)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,146)	(2,299)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,325	8,517

END OF PERIOD	$7,179	$6,218

Noncash Investing and Financing Activities

During the three months ended March 31, 2006, D&E entered into a capital lease obligation for equipment in the amount of $1,573.

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2006 and 2005

(in thousands)

(Unaudited)

	2006		2005
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,985	$2,554	15,908	$2,542
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors Plans	12	2	18	2

Balance at March 31	15,997	2,556	15,926	2,544

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		160,924		160,255
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors Plans		368		183

Balance at March 31		161,292		160,438

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,598)		(6,574)
Unrealized gain on derivative financial instruments, net of tax		518		533

Balance at March 31		(5,080)		(6,041)

RETAINED EARNINGS
Balance at beginning of year		45,083		38,513
Net income		1,631		2,888
Dividends on common stock: $0.13 per share for each period		(1,791)		(1,781)

Balance at March 31		44,923		39,620

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)
Treasury stock acquired	—	—	—	—

Balance at March 31	(1,640)	(18,617)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,357	$185,074	14,286	$177,944

	Three months ended March 31,
	2006	2005
COMPREHENSIVE INCOME (LOSS)
Net income	$1,631	$2,888
Unrealized gain on derivative financial instruments, net of income taxes of $368 and $363	518	533

Total comprehensive income (loss)	$2,149	$3,421

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

The accompanying financial statements are unaudited and have been prepared pursuant to generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

2. Stock-Based Compensation

In January 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This standard generally requires share-based payments to be measured at grant-date fair value, with the related expense recognized over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance based on the SEC staff views regarding the implementation of SFAS 123R.

The Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. Under this method, results for prior periods have not been restated. The adoption of SFAS 123R did not have a material impact on our consolidated financial position, results of operations or cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $89 and a related tax benefit of $36 for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based employee compensation plans for the three months ended March 31, 2005:

Three months ended March 31, 2005
Net income, as reported	$2,888
Add: stock-based employee compensation included in reported net income, net of related tax	29
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(58)

Pro forma net income Loss from paging operations, net of taxes	$2,859

Basic and diluted income per share:
As reported	$0.20
Pro forma	$0.20

The Company has D&E common stock reserved for issuance under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. The per- share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. The fair value of share awards is based on the market price of the Company’s common stock on the grant date. There was a combined total of 1,247,981 shares of common stock reserved for issuance under the plans at March 31, 2006.

Stock Options

On December 21, 2005, the Executive Committee of the D&E Board of Directors approved the accelerated vesting of certain employee stock options that were granted under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. or the Conestoga Enterprises, Inc. 1999 Stock Option Plan, which would have been unvested as of December 31, 2005 and had exercise prices greater than the closing price at December 20, 2005 of $8.41 per share. As a result of this acceleration of the vesting, options to purchase 22,041 shares of D&E’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The decision to accelerate the vesting of these options was made to reduce non-cash compensation expense that would have been recorded in D&E’s income statement in periods subsequent to the adoption of SFAS No. 123R. The Company estimates that, as a result of this action, it will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, of approximately $38 in 2006 and $19 in 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

There were no stock option grants awarded in the three months ended March 31, 2006. The grant-date fair value of 10,000 stock options awarded in the three months ended March 31, 2005 is $3.13, which is estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	5.05%
Expected life	5 Years
Expected volatility	50.06%
Risk-free interest rate	4.18%

There were a total of 221,405 stock options outstanding and exercisable with a weighted-average exercise price of $10.06 at March 31, 2006 and December 31, 2005. The weighted average remaining contractual term was approximately 4.9 years for stock options outstanding as of March 31, 2006. The total intrinsic value was approximately $411 for stock options outstanding and exercisable as of March 31, 2006.

Performance Restricted Shares

During the three months ended March 31, 2006 and 2005, 36,700 and 37,400 common shares, respectively, were granted as performance restricted shares. The service period for the grants is three years. A performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goal or service period is not met, no performance restricted shares will be earned by the participant. If the performance goal and service period are fully achieved, 100% of the performance restricted shares will be earned by the participant. During the performance period, each performance restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. D&E accrues compensation cost related to these performance restricted shares on a straight-line basis over the requisite service period based upon the probability that the conditions to receive these shares will be met.

The performance condition related to the 2005 restricted share awards was met as of December 31, 2005. The performance condition related to the 2006 share awards is deemed probable of being met within the designated performance period.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

During the three months ended March 31, 2005, 10,000 shares of common stock were granted with market conditions. For share awards with market conditions, the effect of the condition on fair value was considered in the estimate of grant-date fair value using a binomial lattice model with the following assumptions:

Dividend yield	4.70%
Expected life	3 Years
Expected volatility	37.55%
Risk-free interest rate	4.75%

The fair value of performance restricted shares is determined based on the market value of the Company’s shares on the grant date. A summary of the performance restricted share award activity and related information for the three months ended March 31, 2006 is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	43,400	$8.89
Granted	36,700	8.52
Forfeited	(100)	9.32

Non-vested at March 31, 2006	80,000	$8.72

As of March 31, 2006, there was $515 of total unrecognized compensation expense related to performance restricted shares. The unrecognized compensation expense is expected to be recognized over the next three years ended December 31, 2008. The total fair value of non-vested shares granted that was recognized as compensation during the three months ended March 31, 2006 was $61 and the related tax benefit was $25.

Fully Vested Shares

During the three months ended March 31, 2006 and 2005, there were 3,100 and 2,297 fully vested shares of common stock, respectively, issued to employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the three months ended March 31, 2006 and 2005 was $28 and $23, respectively, and the related tax benefits were $11 and $9, respectively.

3. Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 76,312 and 55,104 shares for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. The following table shows how earnings per share were computed for the periods presented:

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Three months ended March 31,
	2006	2005
Net income	$1,631	$2,888

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,348	14,273

Net income per common share	$0.11	$0.20

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,348	14,273
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	42	35

Adjusted weighted average shares outstanding (thousands)	14,390	14,308

Net income per common share	$0.11	$0.20

4. Investments in Affiliated Companies

D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel holds a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, and held a 27.85% investment in Pilicka, a telecommunications company located in Poland, until its sale on December 19, 2005. D&E also owned a 28.88% direct investment in Pilicka until the sale on December 19, 2005. D&E accounts for its investment in EuroTel, and did account for its investment in Pilicka, using the equity method of accounting.

D&E has committed to fund certain of the operating cash needs of EuroTel, on an equal basis with the other investors, and, accordingly, will continue to recognize its equity share of their ongoing losses; thereby, recognizing a liability of $128 at March 31, 2006 which is reported in equity in net losses of affiliates in excess of investments and advances in the consolidated balance sheets.

In July 2002, EuroTel’s subsidiary, PenneCom, commenced an action in the United States District Court for the Southern District of New York against an investment bank and an individual. PenneCom and the defendants have now agreed to terminate the lawsuit and release all claims against each other. Accordingly, the parties will submit a stipulation to the Court seeking a voluntary discontinuance of all claims, with prejudice, and without costs to either side. If, as expected, the Court agrees to order the terms agreed to by the parties for the discontinuance of the action, the lawsuit will be over.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The summarized results of the operations of EuroTel were as follows:

	Three months ended March 31,
	2006	2005
Net sales	$—	$—
Net loss	(247)	(177)
D&E’s share of loss	(82)	(59)

The summarized results of operations of Pilicka were as follows:

Three months ended March 31, 2005
Net sales	$3,235
Net income (loss)	(1)
D&E’s share of loss	—

5. Intangible Assets

The intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	March 31, 2006	December 31, 2005
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Accumulated amortization	(21,134)	(19,756)

Net intangible assets	$160,194	$161,572

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the incumbent rural local exchange carrier (“RLEC”) segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three months ended March 31, 2006 and 2005 was $1,378 and $1,550, respectively.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2006	$5,513
2007	$5,513
2008	$5,513
2009	$5,513
2010	$5,513

6. Sale of Investment

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900 resulting in a gain of $2,053 before taxes ($1,355 net of taxes).

7. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	March 31, 2006 Average Interest Rate	Maturity	March 31, 2006	December 31, 2005
Senior Secured Revolving Credit Facility	7.25%	2011	$7,000	$7,000
Senior Secured Term Loan A	7.22%	2011	30,311	31,561
Senior Secured Term Loan B	6.31%	2011	145,064	145,439
Secured Term Loan	9.34%	2014	17,500	18,000
Secured Term Loan	9.36%	2014	13,125	13,500
Capital lease obligation			1,563	—

			214,563	215,500
Less current maturities			10,682	10,000

Total long-term debt			$203,881	$205,500

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

During the three months ended March 31, 2006, D&E entered into a long-term capital lease obligation for the use of outside plant equipment in the amount of $1,573. Future minimum capital lease payments are as follows:

Year	Amount
2006	$126
2007	168
2008	168
2009	168
2010	168
Thereafter	1,699

Total minimum lease commitment	2,497
Less interest	934

Present value of minimum lease commitment	1,563
Less current maturities	57

Long-term obligation	$1,506

8. Derivative Financial Instruments

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

As of March 31, 2006 and December 31, 2005, the Company had interest rate swap agreements with total notional amounts of $110,000 and $110,000, respectively, with maturity dates ranging from November 2006 to December 2009. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of March 31, 2006 and December 31, 2005 the fair value of the derivatives was recorded as a long-term asset of $1,965 and $1,079 respectively. Unrealized net gains of $1,965 ($1,150 net of tax) and $1,079 ($631 net of tax) at March 31, 2006 and December 31, 2005 respectively, related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

9. Commitments and Contingencies

D&E has obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of the assets of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of March 31, 2006, D&E has recorded $200 for its remaining commitment under the BTS.

D&E has a guarantee agreement with Mountain Union for lease obligations on wireless tower sites. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of March 31, 2006 is $10,980. The majority of these tower site leases and the Company’s guarantee will expire between 2011 and 2013. As of March 31, 2006, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ $10,000 note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the $10,000 note, which is currently $7,750, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

10. Employee Benefit Plans

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

During the first quarter of 2006, the Company expensed $112 related to its commitment to provide Long-Term Care policy reimbursement agreements included in the retirement packages for two senior executives. This amount has been incorporated into the accumulated post retirement obligation and the ongoing annual postretirement benefits expense will increase by approximately $5.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$584	$662	$2	$10
Interest cost	929	928	40	49
Expected return on plan assets	(852)	(853)	(7)	(10)
Amortization of initial net obligation	—	—	—	5
Amortization of prior service cost	(17)	(17)	(41)	(25)
Amortization of net (gain) loss	358	394	20	21
Special termination benefits	—	—	112	—

Net periodic benefit cost	$1,002	$1,114	$126	$50

During the three months ended March 31, 2006, D&E contributed $556 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $2,944 to its defined benefit plans during the remainder of 2006.

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Segment	2006	2005	2006	2005	2006	2005
RLEC	$24,372	$24,724	$2,448	$2,440	$7,176	$7,366
CLEC	9,955	9,275	675	525	(45)	(589)
Internet Services	3,656	3,077	21	6	(112)	(240)
Systems Integration	3,759	4,876	10	6	(1,692)	(1,415)
Corporate and Other	880	887	—	—	(559)	(505)
Eliminations	—	—	(3,154)	(2,977)	—	—

Total	$42,622	$42,839	$—	$—	$4,768	$4,617

	Segment Assets
Segment	March 31, 2006	December 31, 2005
RLEC	$437,904	$435,193
CLEC	67,410	67,472
Internet Services	3,870	3,724
Systems Integration	16,714	16,792
Corporate and Other	463,105	461,931
Eliminations	(454,397)	(449,440)

Total	$534,606	$535,672

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended March 31,
	2006	2005
Operating income from reportable segments	$5,327	$5,122
Corporate and other operating loss	(559)	(505)
Equity in net losses of affiliates	(82)	(59)
Interest expense	(3,838)	(3,385)
Gain on investment	—	2,053
Other, net	1,468	948

Income before income taxes and dividends on utility preferred stock	$2,316	$4,174

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

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

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

condensed consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2005, as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

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

As of March 31, 2006, we served 133,387 RLEC access lines, 41,818 CLEC access lines, 22,489 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 7,163 dial-up Internet access subscribers, 6,760 video subscribers and 959 web-hosting customers. For the quarter ended March 31, 2006, we generated total revenues of $42,622, operating income of $4,768 and net income of $1,631.

Historically, we have derived a majority of our revenues and substantially all of our operating income from the regulated RLEC segment. Our RLEC revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, directory and regional toll service. Our CLEC focuses primarily on businesses, and revenue is derived primarily from local telephone service, network access charges, enhanced telephone services and long distance service revenue. Our Internet Services revenue is derived from broadband and dial-up Internet access services, web-hosting services and Voice over Internet Protocol (“VoIP”) service. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks and telecommunications systems.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and outside plant costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our broadband and dial-up Internet access services. Our Systems Integration business incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the course of the installation and provision of our products and services.

We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities to provide broadband services and costs related to the provision of broadband Internet services in our RLEC and CLEC territories. Our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing existing customers on our own facilities and, therefore, tend to result in incremental revenue or higher margins from those customers. We believe that our additional capital expenditures relating to our investment in software and systems will allow us to remain competitive in the marketplace and generally allow for corresponding reductions in operating expenses.

On April 28, 2006, our RLECs filed tariff changes with the PUC to be effective on July 1, 2006. The filings were made in accordance with our PUC approved Chapter 30 Plans, as amended pursuant to Act 183. The filings propose rate increases based on the application of an industry price cap formula, which measures the current rate of inflation. The majority of the proposed rate increases are in network access revenues. We estimate that the new rates would generate additional annual revenues of approximately $2,268. Management anticipates that the filings will be approved by the PUC.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	We will pursue the goal of delivering excellence for our customers by providing reliable, responsive, state of the art broadband communications services, including voice, high-speed data, VoIP and, in certain of our RLEC and CLEC markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms – hybrid fiber coaxial in the State College CLEC market and ADSL2 over the RLEC copper system in Union County, Pennsylvania. The potential roll-out of video in our other RLECs is under review and evaluation.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. In 2006, we will be creating a more direct link between our RLEC, CLEC and Internet customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and RLEC, CLEC or Internet services for a custom and differentiated offering.

•	We will continue to make our commitment to customer service a top priority. Our network operations center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to speed up and enhance the customers’ experience when they call in service issues, we implemented a new case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this, several automated tests were developed and implemented that allow us to analyze every issue that is called in, and within 2 minutes, determine the location of the issue and identify the appropriate technical group to resolve the issue. Our complement of managed services is used for internal monitoring (within the customer’s enterprise), external monitoring (devices visible outside the customer’s enterprise) and comprehensive security assessments and management. Our managed services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

•	We will offer a broad array of advanced communication services that will enable new modes of communication to become a part of the daily home or business experience. A unified communications strategy will provide integrated applications (e.g. email, voicemail, instant messaging and video conferencing) to provide customers with greater flexibility to select their preferred method of communication.

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

Item 2. Managements Discussion and Analysis of

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

Cable TV companies are typically subject to far less regulation in the provision of voice telephone services than are local telephone companies. There is limited regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over traditional telephone services. To date, VoIP is not regulated as a voice public utility service, except to the extent that the Federal Communications Commission (“FCC”) has recently ordered that VoIP providers must enable their customers to access 911 services. To maintain and grow our voice communication business, we have introduced VoIP offerings into our marketplace. The convergence of voice and data networks enables the deployment of VoIP services. As an Internet Service Provider (“ISP”), our provision of VoIP services is not geographically limited. We have the potential to offer and provide our VoIP services anywhere to anyone who has a broadband connection, either through a DSL or cable modem connection. The deployment of VoIP services minimizes the amount of additional infrastructure costs required to offer next generation voice services outside of our traditional service territories. Our VoIP initiatives may drive converged services and networks to produce operational efficiencies in addition to benefiting from the current minimal regulation to which it is subject. Other VoIP providers can offer VoIP services within our territory from any point outside of our territory that has Internet access, subject to the requirement of also providing 911 service. If they qualify as a CLEC in our RLEC territories, VoIP providers also might be eligible for number portability. Number portability would make it possible for our customers to switch to the VoIP services of another provider without changing telephone numbers.

The delivery systems of local telephone companies and cable TV companies are structured differently. Telephone systems are structured to foster two-way conversations by providing separate lines to each customer. This structure enables telephone systems, as they are upgraded to provide DSL and even video services, to transmit with similar capacities to and from customers’ premises without the system slowing down or failing in times of high traffic. Cable TV systems were originally structured to carry traffic one way to the customer and, although the systems are being upgraded to carry two-way traffic, cable TV systems are not structured as well as telephone systems to carry two-way traffic with the result that, in times of peak demand, cable TV systems may slow down or even fail to transmit their cable Internet traffic. This fundamental difference in the structure of telephone and cable systems can give telephone companies an advantage in providing DSL and IPTV services, as both are highly interactive systems requiring fast

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

transmittals in both directions. According to widely published sources of business information, nationally, the growth rate of DSL subscribers has recently been outpacing the growth rate of cable modem subscribers, although cable is still ahead in terms of total subscribers. We have been quite successful in marketing our DSL Internet service to new subscribers, with the number of subscribers increasing from 13,142 as of March 31, 2005 to 22,489 as of March 31, 2006, a 71.1% increase. During the same period, the number of our RLEC access lines decreased by 3.7% from 138,494 as of March 31, 2005 to 133,387 as of March 31, 2006.

We are also in competition with providers of wireless telephone and data services for the local telephone and data customer. Wireless telephone service providers have impacted our number of RLEC access lines as customers use wireless for a second line and even substitute wireless entirely for wireline service. We believe that wireline telephone and broadband transmissions still have significant advantages over wireless services in terms of rapid data delivery rates and service accessibility and reliability. Our broadband emphasis through the expansion of our fiber-to-the-node deployment, prepares us for accommodating the continuing demands of increased bandwidth for both consumers and businesses. However, the access and mobility provided by wireless technologies creates tremendous value as the communications industry seeks to provide a seamless integration between wireline and wireless networks. We are evaluating the capacity to provide local wireless data services, through Wi-Fi, WiMax and 700Mhz technologies, in order to provide full broadband coverage to our customers.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have even been installing ducts into new houses and businesses over the last 10 years to enhance our ability to install fiber. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 98% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2006 capital budget is approximately $26,000. However, as discussed more fully under the Business Risks section, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $214,563 as of March 31, 2006.

Business Risks

Our primary business risks include the external threats of increased competition, the complex and uncertain regulatory environment in the telecommunications industry and the internal risk of our debt financing.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

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

It is basic policy of the FCC and the Pennsylvania Public Utility Commission (“PUC”) to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 has been discontinued, although legislation enacted in Pennsylvania in the fourth quarter of 2004 provided a continued limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our facilities through interconnection agreements to provide local services. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This may enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and still retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer. Service Electric Telephone Company, LLC, filed on September 2, 2005 with the PUC to be a facilities-based CLEC competitor in our RLEC territory. If the PUC approves such a request, Service Electric will be able to provide competitive services in our RLEC territory where Service Electric has a cable franchise. In addition, Core Communications, Inc. (“Core”) filed an amended application on August 19, 2005 with the PUC to be a facilities-based CLEC providing service in our RLEC territories. Included in their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and Core. We cannot predict if Service Electric or Core will be successful in receiving approval from the PUC to be facilities-based CLEC competitors in our RLEC territory or the impact on our Company if they are successful.

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

Item 2. Managements Discussion and Analysis of

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

We had indebtedness of $214,563, including current maturities and capital lease obligations, at March 31, 2006. Our indebtedness could restrict our operations because:

•	We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

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

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our RLEC business segment provides cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, both in the form of an annual limitation of $10,000 in dividends and the requirement to remain in compliance with financial covenants.

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

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three months ended March 31, 2006 and 2005. Certain amounts for prior years have been reclassified to conform to the current presentation. The reclassifications had no impact on total operating income. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Three months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
March 31, 2006
Revenues – External	$24,372	$9,955	$3,656	$3,759	$880	$—	$42,622
Revenues – Intercompany	2,448	675	21	10	—	(3,154)	—

Total Revenues	26,820	10,630	3,677	3,769	880	(3,154)	42,622

Depreciation and Amortization	7,121	1,454	368	352	311	—	9,606
Other Operating Expenses	12,523	9,221	3,421	5,109	1,128	(3,154)	28,248

Total Operating Expenses	19,644	10,675	3,789	5,461	1,439	(3,154)	37,854

Operating Income (Loss)	$7,176	$(45)	$(112)	$(1,692)	$(559)	$—	$4,768

March 31, 2005
Revenues – External	$24,724	$9,275	$3,077	$4,876	$887	$—	$42,839
Revenues – Intercompany	2,440	525	6	6	—	(2,977)	—

Total Revenues	27,164	9,800	3,083	4,882	887	(2,977)	42,839

Depreciation and Amortization	7,466	1,135	325	448	276	—	9,650
Other Operating Expenses	12,332	9,254	2,998	5,849	1,116	(2,977)	28,572

Total Operating Expenses	19,798	10,389	3,323	6,297	1,392	(2,977)	38,222

Operating Income (Loss)	$7,366	$(589)	$(240)	$(1,415)	$(505)	$—	$4,617

Consolidated Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Consolidated revenues decreased $217, or 0.5%, to $42,622 for the quarter ended March 31, 2006, from $42,839 for the same period in 2005. The decrease included $1,033 of lower professional services revenue partially attributable to the expiration of a major computer services contract as of June 30, 2005, a decrease of approximately $556 in network access revenues and a $404 decline in long distance toll revenues due to a reduction in minutes of use and the rate per minute of use. These decreases were offset by increases of $563 in local telephone service primarily from additional CLEC business customers, $724 of DSL revenue attributable to additional customers and increased long distance circuit revenue of $692 from additional circuits in service.

Consolidated operating income increased $151, to $4,768, for the first quarter of 2006, from $4,617 in the same period of 2005. Operating income as a percentage of revenue increased to 11.2% in the first quarter of 2006, compared to 10.8% in the same period of 2005. The increase was primarily due to lower operating expenses. Wages and employee benefits decreased $930 due to fewer employees. Network

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

access expense decreased $325 primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Cost of services increased $386 primarily as a result of the increase in long distance circuit revenue and CLEC customer growth. Consulting fees increased $333 related to new software to provide enhanced customer service and communication facility maintenance support.

Other income and expense was a net expense of $2,452 in the first quarter of 2006, compared to a net expense of $443 for the same period in 2005.

•	Interest expense increased to $3,838 in the first quarter of 2006, compared to $3,385 in the same period of 2005, as a result of higher short-term interest rates.

•	A gain on investment from the sale of our interest in PenTeleData added $2,053 of income in 2005 with no similar transaction in 2006.

•	Other, net was income of $1,468 in 2006 compared to income of $948 in 2005. Other, net included $820 of interest income and principal repayments collected in the first quarter of 2006 on the note received from the sale of assets of Conestoga Wireless and $250 of principal received in the first quarter of 2005. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Income taxes were $669 in the first quarter of 2006, compared to $1,270 for the same period in 2005. The effective income tax rate of approximately 28.9% for the first quarter of 2006 is lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense. The gain on the sale of investment in 2005 was not fully subject to state income tax and therefore partially accounts for the effective tax rate of 30.4% in the first quarter of 2005.

Net income was $1,631, or $0.11 per share, in the first quarter of 2006 compared to $2,888, or $0.20 per share, in the first quarter of 2005.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

RLEC Segment Results

	Three months ended March 31,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$8,333	$8,233	$100	1.2
Network Access	13,088	13,548	(460)	(3.4)
Directory	3,993	3,857	136	3.5
Other	1,406	1,526	(120)	(7.9)

Total Revenues	26,820	27,164	(344)	(1.3)

Depreciation and Amortization	7,121	7,466	(345)	(4.6)
Other Operating Expenses	12,523	12,332	191	1.5

Total Operating Expenses	19,644	19,798	(154)	(0.8)

Operating Income	$7,176	$7,366	$(190)	(2.6)

Access Lines at March 31	133,387	138,494	(5,107)	(3.7)

RLEC segment revenues decreased $344, or 1.3%, to $26,820 in the three months ended March 31, 2006, from $27,164 in the three months ended March 31, 2005. Local telephone service revenue increased as a result of the increase in basic service fees effective August 1, 2005 offset by a decrease in access lines. Network access revenue decreased $460, primarily from the net effect of increased NECA settlements of $515 partially related to rate changes in the NECA average schedule settlement formulas effective in July 2005, additional inter-segment DSL revenue of $192 due to an increase in subscribers, decreases of approximately $613 of special access revenue primarily from fewer circuits and lower rates, a reduction in interstate access revenues of $264 primarily due to decreases in minutes of use and a reduction in intrastate access revenue of $157 primarily from decreased minutes of use.

RLEC operating expenses decreased $154, or 0.8%, to $19,644 in the first quarter of 2006, from $19,798 in the same period of the prior year. Depreciation decreased $345 due to changes in the estimated lives of various fixed asset categories in 2005. Corporate overhead expenses decreased $230 as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Consulting fees increased $235 relating to new software to provide enhanced customer service and communication facility maintenance support. Cost of services increased $120 primarily due to increased facility costs to provide DSL service.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC Segment Results

	Three months ended March 31,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$3,551	$3,169	$382	12.1
Network Access	1,775	1,605	170	10.6
Long Distance	5,164	4,826	338	7.0
Other	140	200	(60)	(30.0)

Total Revenues	10,630	9,800	830	8.5

Depreciation and Amortization	1,454	1,135	319	28.1
Other Operating Expenses	9,221	9,254	(33)	(0.4)

Total Operating Expenses	10,675	10,389	286	2.8

Operating Income (Loss)	$(45)	$(589)	$544	(92.4)

Access Lines at March 31	41,818	39,514	2,304	5.8

CLEC segment revenues increased $830, or 8.5%, to $10,630 in the three months ended March 31, 2006, from $9,800 in the three months ended March 31, 2005. Local telephone service revenue increased as a result of increased access lines for new business customers and growth in private network circuits. Network access revenue increased primarily from additional interstate access revenue due to higher minutes of use. Long distance circuit revenue increased approximately $723 from additional circuits while long distance toll revenue decreased approximately $385 due to a decline in the average rate per minute of use and lower minutes of use. We anticipate the average rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment increased $286, or 2.8%, to $10,675 in the first quarter of 2006, from $10,389 in the same period of 2005. Cost of services increased $321 as a result of the increase in long distance circuit revenue and customer growth. Depreciation expense increased $319 from asset additions and decreases in estimated lives of certain assets. Network access expense decreased $422 primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Internet Services Segment Results

	Three months ended March 31,
	2006	2005	Change	% Change
Revenues	$3,677	$3,083	$594	19.3

Depreciation and Amortization	368	325	43	13.2
Other Operating Expenses	3,421	2,998	423	14.1

Total Operating Expenses	3,789	3,323	466	14.0

Operating Income (Loss)	$(112)	$(240)	$128	(53.3)

Customers at March 31
DSL/High-Speed Internet	22,489	13,142	9,347	71.1
Dial-up Access	7,163	10,716	(3,553)	(33.2)
Web-hosting Services	959	929	30	3.2

Internet Services segment revenues increased $594, or 19.3%, to $3,677 in the three months ended March 31, 2006, from $3,083 in the three months ended March 31, 2005. DSL revenue increased $727 as a result of increased subscribers, offset by a reduction in the average revenue per subscriber. The decrease in the number of dial-up subscribers resulted in a 30.5% decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $466, or 14.0%, to $3,789 in the first quarter of 2006, from $3,323 in the same period of 2005. Direct cost of services increased approximately $152 as a result of a DSL subscriber growth. Other operating expenses, including sales, customer service and billing expenses, increased as a result of growth in DSL subscribers. The VoIP service costs were approximately $149 for the first quarter of 2006 with minimal expenses in the same period of the prior year. The decrease in operating loss was primarily due to growth in DSL subscribers, offset by increased VoIP service costs.

Systems Integration Segment Results

	Three months ended March 31,
	2006	2005	Change	% Change
Revenues	$3,769	$4,882	$(1,113)	(22.8)

Depreciation and Amortization	352	448	(96)	(21.4)
Other Operating Expenses	5,109	5,849	(740)	(12.7)

Total Operating Expenses	5,461	6,297	(836)	(13.3)

Operating Loss	$(1,692)	$(1,415)	$(277)	19.6

Systems Integration segment revenues decreased $1,113, or 22.8%, to $3,769 in the three months ended March 31, 2006, from $4,882 in the three months ended March 31, 2005. Communications services revenue decreased $1,033 primarily as a result of the expiration, on June 30, 2005, of a large government services contract.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the Systems Integration segment decreased $836, or 13.3%, to $5,461 in the first quarter 2006, from $6,297 in the same period of 2005. The major expense variances were a decrease of approximately $545 in wages and subcontractor services, a decrease in employee benefits of $104 and a decrease of $96 in depreciation and amortization.

Recently Adopted Accounting Pronouncements

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. Under this method, results for prior periods have not been restated. The adoption of SFAS 123R did not have a material impact on our consolidated financial position, results of operations or cash flows.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $89 for the three months ended March 31, 2006.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Three months ended March 31,
	2006	2005
Net cash provided by (used in):
Operating activities	$7,181	$9,562
Investing activities	(6,375)	(4,766)
Financing activities	(3,952)	(7,095)

Net cash provided by operating activities was $7,181 in the three months ended March 31, 2006, compared with $9,562 in the same period of 2005. Net cash provided by operating activities in the three months ended March 31, 2006 was primarily attributable to net income plus non-cash expenses for depreciation and amortization, and a decrease in accounts receivable, offset by an increase in prepaid

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

expenses and a reduction in accrued taxes. The primary reason for the decrease from 2005 to 2006 was an increase in income tax payments of $1,225 in 2006 over 2005 and a $1,262 smaller increase in accounts payable in the three months ended March 31, 2006 compared to 2005.

Net cash used in investing activities was $6,375 in the three months ended March 31, 2006, compared with net cash of $4,766 used in the same period of 2005. Capital additions in the first three months of 2006 were primarily for information technology upgrades of approximately $2,500, communications network enhancements of approximately $2,800 and outside plant additions totaling approximately $1,500. Investing activities included a cash receipt of $2,900 from the sale of our interest in PenTeleData in February 2005 with no similar receipt in 2006. In the first three months of 2006, principal payments of $625 were received on the note that was part of the sale price for the Conestoga Wireless assets compared to $250 received in the same period of 2005. We are scheduled to receive additional principal payments of $2,250 on this note during the remainder of 2006.

Net cash used in financing activities was $3,952 in the three months ended March 31, 2006, compared with $7,095 of net cash used in the same period of 2005. In the first three months of 2006, payment of dividends of $1,709 was a slight increase in use of funds from dividends paid in the same period of 2005 as a result of an increase in shares outstanding. Long-term debt payments were $2,510 in the three months ended March 31, 2006 compared to $5,500 in the same period of 2005. We made a voluntary debt prepayment of $3,000 on March 14, 2005.

External Sources of Capital at March 31, 2006

As of March 31, 2006, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $30,311), Term Loan B (a $150,000 single draw 8.5-year senior term loan with a remaining balance of $145,064), Secured Term Loans ($35,000 single draw loans with a remaining balance of $30,625) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 ($18,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

Term Loan A requires interest payments with increasing quarterly principal payments, which began in the first quarter of 2004 and continue through the second quarter of 2011. Term Loan B requires interest payments with small quarterly principal payments, which began in the first quarter of 2004 and continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until December 31, 2006, when the commitment will be reduced from $25,000 to $15,000, until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at the U.S. prime rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. Term Loan B bears interest at our option at either the U.S. prime rate plus 1.00% or a one, two, three or six month LIBOR rate plus 2.00%, regardless of the Company’s leverage ratio. A commitment fee of 0.50% must be paid on the unused portion of the revolving credit facility. The Secured Term Loans bear interest at a fixed rate and required interest only payments until the first quarter of 2005 and equal quarterly principal payments from the first quarter of 2005 through the fourth quarter of 2014.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of March 31, 2006, we had no other unsecured lines of credit. As of March 31, 2006, $18,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 53.5% at March 31, 2006 from 53.7% at December 31, 2005 due to our long-term debt principal repayments. During the third quarter 2005, Moody’s Investors Services reaffirmed its previous “Ba3” rating of our debt. During the fourth quarter 2005, Standard & Poors Rating Services also reaffirmed their “BB-” rating.

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

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2006, other than for operations, include capital expenditures, scheduled principal payments on our long-term debt, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On April 27, 2006, we declared a quarterly common stock dividend of $0.125 per share payable on June 15, 2006, to holders of record on June 1, 2006. We expect that this dividend will result in an aggregate payment of approximately $1,795. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E has obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of the assets of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E is obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS are not timely fulfilled, is obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. In 2003, D&E paid Mountain Union $700 for its BTS obligation due for seven wireless tower sites that definitely would not be constructed. In July 2004, D&E paid Mountain Union $200 for an additional two tower sites that would not be constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations and potential penalties under the BTS a contingent liability. As of March 31, 2006, D&E has recorded $200 for its remaining commitment under the BTS.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

D&E has a guarantee agreement with Mountain Union for lease obligations on wireless tower sites. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of March 31, 2006 is $10,980. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of March 31, 2006, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ $10,000 note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the $10,000 note, which is currently $7,750, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

During the three months ended March 31, 2006, D&E entered into a capital lease obligation for equipment in the amount of $1,573. The obligation requires monthly payments of $14 beginning in the first quarter of 2006 and continuing through the first quarter of 2021.

We hold a 33% interest in EuroTel, which we account for under the equity method of accounting. Neither the assets nor the liabilities of EuroTel are presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, funds for its operating cash needs. In the three months ended March 31, 2006, we advanced $150 to EuroTel and expect that our total 2006 advances will be approximately $500.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, revenues, contingencies and impairment of long-lived assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

We have identified the following critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first three months of 2006 and 2005, we have reduced revenue by $443 and $253, respectively, as a result of our participation in these pools.

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

In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity, and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings. During 2005, we revised the estimated useful lives of certain fixed assets to update composite rates for our regulated telephone property. In 2006, we anticipate this change would result in lower depreciation expense of approximately $5,341 offset by additional purchases of property, plant and equipment.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and represent obligations that will be settled in the future. Retirement benefits accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan.

Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Income Taxes

We file a consolidated federal income tax return. We have two categories of income taxes: current and deferred. Current taxes are those amounts we expect to pay when we file our tax returns. Since we must report some of our revenues and expenses in different periods for our financial statements than we do for income tax purposes, we record the tax effects of those differences as deferred tax assets and liabilities in our consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect.

Management’s judgment is required in determining the provision for current income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. A valuation allowance is established for any deferred tax asset that we may not be able to realize in the preparation and filing of our future tax returns. We have recorded a valuation allowance due to uncertainties related to the ability to utilize some of the deferred tax assets.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of March 31, 2006 and December 31, 2005, our debt, excluding capital lease obligations, can be categorized as follows:

	March 31, 2006	December 31, 2005
Fixed interest rates:
Secured Term Loans	$30,625	$31,500
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	7,000	7,000
Senior Secured Term Loans	175,375	177,000

	$213,000	$215,500

As part of our loan covenant conditions, we have arranged interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of March 31, 2006, our debt, excluding capital lease obligations, is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for four years through interest rate swaps	$35,000	5.49%	$35,000
Rates fixed for four years through interest rate swaps	15,000	5.98%	15,000
Rates fixed for four years through interest rate swaps	25,000	6.18%	25,000
Rates fixed for four years through interest rate swaps	35,000	6.88%	35,000
Fixed rate debt, rates fixed for twelve years	30,625	9.35%	33,871

Total fixed rate debt, 66%	140,625	6.85%	143,871
Variable rate debt, 34%	72,375	7.02%	72,375

	$213,000		$216,246

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $362 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in interest expense of approximately $362 for each 50 basis point decrease in rates.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Terms of Swaps	Notional Amounts	Pay Rate	Average Received Rate	Fair Value of Asset
11/25/02 to 11/25/06	$35,000	5.49%	6.80%	$413
11/25/04 to 11/25/08	15,000	5.98%	6.80%	451
06/30/05 to 08/26/09	25,000	6.18%	6.80%	776
12/16/05 to 12/06/09	35,000	6.88%	6.84%	325

	$110,000			$1,965

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

Item 4. Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

Attached as Exhibits 31 and 32 to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Rule 13a-14(a) of the Exchange Act. This portion of the Company’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 1. Legal Proceedings

In July 2002, EuroTel’s subsidiary, PenneCom, commenced an action in the United States District Court for the Southern District of New York against an investment bank and an individual. PenneCom and the defendants have now agreed to terminate the lawsuit and release all claims against each other. Accordingly, the parties will submit a stipulation to the Court seeking a voluntary discontinuance of all claims, with prejudice, and without costs to either side. If, as expected, the Court agrees to order the terms agreed to by the parties for the discontinuance of the action, the lawsuit will be over.

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 6. Exhibits

Exhibit No.	Identification of Exhibit	Reference
3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 3.1 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.2	By-laws	Incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed by D&E on December 8, 2004.

10.	Material Contracts

10.1	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan for 2006.	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on January 11, 2006.

10.2	Consulting Agreement dated December 5, 2005 between G. William Ruhl and D&E Communications, Inc	Filed herewith.

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14(a) of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: May 8, 2006

	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: May 8, 2006

	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer