Form 10-Q
period 2006-06-30
D&E COMMUNICATIONS INC
filed 2006-08-09
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, par value $0.16 per share	14,375,411 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES
Communication service revenues	$40,811	$40,659	$80,446	$80,296
Communication products sold	1,986	2,701	4,246	5,118
Other	742	682	1,469	1,467

Total operating revenues	43,539	44,042	86,161	86,881

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	16,392	17,269	32,278	33,542
Cost of communication products sold	1,391	1,997	3,150	3,789
Depreciation and amortization	9,632	9,731	19,238	19,381
Marketing and customer services	3,541	3,745	7,320	7,460
General and administrative services	6,347	6,476	13,171	13,268
Intangible asset impairment	2,375	—	2,375	—

Total operating expenses	39,678	39,218	77,532	77,440

Operating income	3,861	4,824	8,629	9,441

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(135)	(54)	(217)	(113)
Interest expense, net of interest capitalized	(3,867)	(3,436)	(7,705)	(6,821)
Gain on investment	—	(10)	—	2,043
Other, net	1,049	748	2,517	1,696

Total other income (expense)	(2,953)	(2,752)	(5,405)	(3,195)

Income before income taxes and dividends on utility preferred stock	908	2,072	3,224	6,246

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	(6)	688	663	1,958
Dividends on utility preferred stock	17	17	33	33

Total income taxes and dividends on utility preferred stock	11	705	696	1,991

NET INCOME	$897	$1,367	$2,528	$4,255

Weighted average common shares outstanding (basic)	14,360	14,296	14,354	14,285
Weighted average common shares outstanding (diluted)	14,424	14,298	14,409	14,303

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Net income per common share	$0.06	$0.10	$0.18	$0.30

Dividends per common share	$0.13	$0.13	$0.25	$0.25

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,576	$10,325
Accounts receivable, net of reserves of $691 and $748	15,895	16,864
Accounts receivable–affiliated company	—	351
Inventories, lower of cost or market, at average cost	3,573	3,645
Prepaid expenses	8,187	8,194
Other	1,545	1,243

TOTAL CURRENT ASSETS	31,776	40,622

PROPERTY, PLANT AND EQUIPMENT
In service	372,983	364,638
Under construction	13,255	7,334

	386,238	371,972
Less accumulated depreciation	205,072	192,259

	181,166	179,713

OTHER ASSETS
Goodwill	145,331	145,448
Intangible assets, net of accumulated amortization	156,440	161,572
Other	9,747	8,317

	311,518	315,337

TOTAL ASSETS	$524,460	$535,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$11,314	$10,000
Accounts payable and accrued liabilities	18,362	18,962
Accrued taxes	130	2,890
Accrued interest and dividends	1,753	1,791
Advance billings, customer deposits and other	9,809	11,087

TOTAL CURRENT LIABILITIES	41,368	44,730

LONG-TERM DEBT	200,734	205,500

OTHER LIABILITIES
Equity in net losses of affiliates in excess of investments and advances	63	196
Deferred income taxes	76,245	79,063
Other	19,834	20,391

	96,142	99,650

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 Outstanding shares: 14,374 at June 30, 2006 and 14,345 at December 31, 2005	2,559	2,554
Additional paid-in capital	161,549	160,924
Accumulated other comprehensive income (loss)	(4,749)	(5,598)
Retained earnings	44,028	45,083
Treasury stock at cost, 1,640 shares at June 30, 2006 and December 31, 2005	(18,617)	(18,617)

	184,770	184,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$524,460	$535,672

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$14,652	$17,376

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(15,068)	(15,424)
Collection of note receivable	1,375	750
Proceeds from sale of investment	—	2,900
Increase in investments and advances to affiliates	(350)	(115)

Net Cash Used In Investing Activities	(14,043)	(11,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,420)	(3,408)
Payments on long-term debt	(5,026)	(8,000)
Proceeds from issuance of common stock	88	239

Net Cash Used In Financing Activities from Continuing Operations	(8,358)	(11,169)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,749)	(5,682)
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,325	8,517

END OF PERIOD	$2,576	$2,835

Noncash Investing and Financing Activities

In January 2006, D&E entered into a capital lease obligation for equipment in the amount of $1,573.

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2006 and 2005

(in thousands)

(Unaudited)

	2006		2005
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,985	$2,554	15,908	$2,542
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors Plans	29	5	44	7

Balance at June 30	16,014	2,559	15,952	2,549

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		160,924		160,255
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors Plans		625		389

Balance at June 30		161,549		160,644

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,598)		(6,574)
Unrealized gain on derivative financial instruments, net of tax		849		300

Balance at June 30		(4,749)		(6,274)

RETAINED EARNINGS
Balance at beginning of year		45,083		38,513
Net income		2,528		4,255
Dividends on common stock: $0.25 per share for each period		(3,583)		(3,566)

Balance at June 30		44,028		39,202

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)
Treasury stock acquired	—	—	—	—

Balance at June 30	(1,640)	(18,617)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,374	$184,770	14,312	$177,504

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
COMPREHENSIVE INCOME (LOSS)
Net income	$897	$1,367	$2,528	$4,255
Unrealized gain (loss) on derivative financial instruments, net of income taxes of $235, ($157), $603 and $206	331	(233)	849	300

Total comprehensive income	$1,228	$1,134	$3,377	$4,555

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of D&E Communications, Inc. and its wholly-owned subsidiaries. D&E Communications, Inc., including its subsidiary companies, is defined and referred to herein as “D&E” or the “Company.”

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

Revenue Adjustment

Management has concluded that the Company billed certain RLEC customers using an incorrect rate for an intrastate switched access service, which resulted in revenue recorded in error in the second quarter of 2005 through the first quarter of 2006. The cumulative effect of the error is to reduce communication service revenues by $294 ($191, or $0.01 per share, after tax) in the quarter ended June 30, 2006 and to reduce accounts receivable by the same amount. The Company has concluded that the amount of the error is not material to the financial statements of any previous quarter. Accordingly, the cumulative effect of the error has been recognized as a reduction in revenue in the statement of operations for the quarter ended June 30, 2006 and a reduction in accounts receivable in the balance sheet at June 30, 2006. The cumulative effect of the error is not material with respect to the estimated net income for the year ended December 31, 2006.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

2. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which the Company adopted in January 2006. SFAS 154 statement requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. The adoption of SFAS 154 has not had a significant effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See Note 3 for additional information on this recently adopted accounting pronouncement.

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company expects to adopt FIN 48 in January 2007. The Company is currently evaluating the impact, if any, this accounting interpretation will have on its financial position, results of operations and cash flows.

3. Stock-Based Compensation

In January 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This standard generally requires share-based payments to be measured at grant-date fair value, with the related expense recognized over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance based on the SEC staff views regarding the implementation of SFAS 123R.

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

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $71 and $160 for the three and six months ended June 30, 2006, respectively. The related tax benefits for the three and six months ended June 30, 2006 were $30 and $66, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based employee compensation plans for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$1,367	$4,255
Add: stock-based employee compensation included in reported net income, net of related tax	25	54
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(35)	(93)

Pro forma net income	$1,357	$4,216

Basic income per share:
As reported	$0.10	$0.30
Pro forma	$0.09	$0.30

Diluted income per share:
As reported	$0.10	$0.30
Pro forma	$0.09	$0.29

The Company has D&E common stock reserved for issuance under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. The per- share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. The fair value of share awards is based on the market price of the Company’s common stock on the grant date. There was a combined total of 1,247,981 shares of common stock reserved for issuance under the plans at June 30, 2006.

Stock Options

On December 21, 2005, the Executive Committee of the D&E Board of Directors approved the accelerated vesting of certain employee stock options that were granted under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. or the Conestoga Enterprises, Inc. 1999 Stock Option Plan, which would have been unvested as of December 31, 2005 and had exercise prices greater than the closing price at December 20, 2005 of $8.41 per share. As a result of this acceleration of the vesting, options to

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

purchase 22,041 shares of D&E’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The decision to accelerate the vesting of these options was made to reduce non-cash compensation expense that would have been recorded in D&E’s income statement in periods subsequent to the adoption of SFAS No. 123R. As a result of this action, the Company will not be required to recognize compensation expense relating to these stock options, net of taxes, of approximately $38 in 2006 and $19 in 2007.

There were no stock option grants awarded in the six months ended June 30, 2006. The grant-date fair value of 10,000 stock options awarded in the six months ended June 30, 2005 is $3.13, which is estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	5.05%
Expected life	5 Years
Expected volatility	50.06%
Risk-free interest rate	4.18%

There were a total of 221,405 stock options outstanding and exercisable with a weighted-average exercise price of $10.06 at June 30, 2006 and December 31, 2005. The weighted average remaining contractual term was approximately 4.6 years for stock options outstanding as of June 30, 2006. The total intrinsic value was approximately $359 for stock options outstanding and exercisable as of June 30, 2006.

Performance Restricted Shares

During the six months ended June 30, 2006 and 2005, 36,700 and 37,400 common shares, respectively, were granted as performance restricted shares. The service period for the grants is three years. A performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goal or service period is not met, no performance restricted shares will be earned by the participant. If the performance goal and service period are fully achieved, 100% of the performance restricted shares will be earned by the participant. During the performance period, each performance restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. D&E accrues compensation cost related to these performance restricted shares on a straight-line basis over the requisite service period based upon the probability that the conditions to receive these shares will be met.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

During the six months ended June 30, 2005, 10,000 shares of common stock were granted with market conditions. For share awards with market conditions, the effect of the condition on fair value was considered in the estimate of grant-date fair value using a binomial lattice model with the following assumptions:

Dividend yield	4.70%
Expected life	3 Years
Expected volatility	37.55%
Risk-free interest rate	4.75%

The fair value of performance restricted shares is determined based on the market value of the Company’s shares on the grant date. A summary of the performance restricted share award activity and related information for the six months ended June 30, 2006 is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	43,400	$8.89
Granted	36,700	8.52
Forfeited	(200)	9.32

Non-vested at June 30, 2006	79,900	$8.72

As of June 30, 2006, there was $458 of total unrecognized compensation expense related to performance restricted shares. The unrecognized compensation expense is expected to be recognized over the period ended December 31, 2008. The total fair value of non-vested shares granted that was recognized as compensation during the three and six months ended June 30, 2006 was $71 and $132, respectively. The related tax benefits were $30 and $55 for the three and six months ended June 30, 2006, respectively.

Fully Vested Shares

During the six months ended June 30, 2006 and 2005, there were 3,100 and 2,297 fully vested shares of common stock, respectively, issued to employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the six months ended June 30, 2006 and 2005 was $28 and $23, respectively, and the related tax benefits were $11 and $9, respectively. There were no fully vested shares issued during the three months ended June 30, 2006 and 2005.

4. Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 55,104, 96,916, 55,104 and 86,312 shares for the three and six months ended June 30, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows how earnings per share were computed for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$897	$1,367	$2,528	$4,255

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,360	14,296	14,354	14,285

Net income per common share	$0.06	$0.10	$0.18	$0.30

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,360	14,296	14,354	14,285
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	64	2	55	18

Adjusted weighted average shares outstanding (thousands)	14,424	14,298	14,409	14,303

Net income per common share	$0.06	$0.10	$0.18	$0.30

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

D&E has committed to fund certain of the operating cash needs of EuroTel, on an equal basis with the other investors, and, accordingly, will continue to recognize its equity share of EutoTel’s ongoing losses. Thus, a liability of $63 was recognized at June 30, 2006, which is reported in equity in net losses of affiliates in excess of investments and advances in the consolidated balance sheets.

In July 2002, EuroTel’s subsidiary, PenneCom, commenced an action in the United States District Court for the Southern District of New York against an investment bank and an individual alleging that the defendants tortiously induced a third party to breach a contract pursuant to which the third party would have purchased all of the shares of Pilicka in August of 1999. During the second quarter of 2006, PenneCom and the defendants agreed to terminate the lawsuit and release all claims against each other. Accordingly, the parties submitted a stipulation to the Court seeking a voluntary discontinuance of all claims, with prejudice, and without costs to either side. The Court has approved the stipulation and the lawsuit is now concluded.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The summarized results of the operations of EuroTel were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$—	$—	$—	$—
Net loss	(405)	(163)	(652)	(340)
D&E’s share of loss	(135)	(54)	(217)	(113)

The summarized results of operations of Pilicka were as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net sales	$3,029	$6,264
Net income	302	301
D&E’s share of income	—	—

6. Intangible Assets and Impairment Charge

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-lived assets of the Systems Integration segment, including the property, plant and equipment and the finite-lived intangible asset for customer relationships, were evaluated to determine if the carrying value of the asset exceeds the estimated fair value and may not be recoverable. Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. In the second quarter of 2006, management revised its forecast to lower the expected value of its customer relationships in the Systems Integration segment. Based on the results of management’s assessment, the Company recorded an intangible asset impairment charge of $2,375 for the customer relationships of the Systems Integration segment for the three months ended June 30, 2006.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized. Goodwill is tested for impairment annually as of April 30 and between annual tests when there is a change in circumstances that may have the effect of reducing fair value below the carrying value. Goodwill is tested for impairment based on the two-step test prescribed in SFAS 142. The first step is to identify a potential impairment by comparing the fair value of the reporting units to their carrying value. If the results of the first step of the impairment test indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In evaluating impairment, the fair value estimates are based on the present value of the expected future cash flows, including the recognition of the best information available, such as prices for similar assets and liabilities. The assessment did not result in an impairment charge for goodwill as of April 30, 2006.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The intangible assets, related impairment charge and accumulated amortization recorded on the Company’s balance sheets are as follows:

	June 30, 2006	December 31, 2005
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	75,700	75,700
Impairment charge	(2,375)	—
Accumulated amortization	(22,513)	(19,756)

Net intangible assets	$156,440	$161,572

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the incumbent rural local exchange carrier (“RLEC”) segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and six months ended June 30, 2006 and 2005 was $1,379, $1,501, $2,757 and $3,051 respectively.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2006	$5,405
2007	$5,296
2008	$5,296
2009	$5,296
2010	$5,296

7. Sale of Investment

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900 resulting in a gain of $2,043 before taxes ($1,348 net of taxes).

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

8. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	June 30, 2006 Average Interest Rate	Maturity	June 30, 2006	December 31, 2005
Senior Secured Revolving Credit Facility	7.75%	2011	$7,000	$7,000
Senior Secured Term Loan A	7.77%	2011	29,061	31,561
Senior Secured Term Loan B	6.43%	2011	144,689	145,439
Secured Term Loan	9.34%	2014	17,000	18,000
Secured Term Loan	9.36%	2014	12,750	13,500
Capital lease obligation			1,548	—

			212,048	215,500
Less current maturities			11,314	10,000

Total long-term debt			$200,734	$205,500

In January 2006, D&E entered into a long-term capital lease obligation for the use of outside plant equipment in the amount of $1,573. Future minimum capital lease payments are as follows:

Year	Amount
2006	$84
2007	168
2008	168
2009	168
2010	168
Thereafter	1,699

Total minimum lease commitment	2,455
Less interest	907

Present value of minimum lease commitment	1,548
Less current maturities	64

Long-term obligation	$1,484

9. Derivative Financial Instruments

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

As of June 30, 2006 and December 31, 2005, the Company had interest rate swap agreements with total notional amounts of $110,000 and $110,000, respectively, with maturity dates ranging from November

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

2006 to December 2009. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of June 30, 2006 and December 31, 2005 the fair value of the derivatives was recorded as a long-term asset of $2,531 and $1,079 respectively. Unrealized net gains of $2,531 ($1,480 net of tax) and $1,079 ($631 net of tax) at June 30, 2006 and December 31, 2005, respectively, related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

10. Commitments and Contingencies

D&E has obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of the assets of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E was obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS were not timely fulfilled, D&E was obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. Prior to August 2004, D&E paid Mountain Union $900 for its BTS obligation due for nine wireless tower sites that were not constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations under the BTS a contingent liability. As of June 30, 2006, D&E has recorded $200 for its remaining commitment under the BTS.

D&E has a guarantee agreement with Mountain Union for lease obligations on wireless tower sites. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2006 is $10,527. The majority of these tower site leases and the Company’s guarantee will expire between 2011 and 2013. As of June 30, 2006, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of the assets of CWC. Upon such

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

default, the entire remaining balance of the note, which was $7,000 as of June 30, 2006, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

On July 1, 2006, Crown Castle International, Inc. (“Crown”) acquired Mountain Union. D&E’s obligations under the BTS and the lease guarantees remain unchanged as a result of Crown’s acquisition of Mountain Union.

11. Employee Benefit Plans

On July 12, 2005, the Company decided to discontinue offering postretirement medical and prescription drug benefits for Conestoga union employees who were not eligible to retire with an unreduced pension benefit by June 1, 2005. As a result of this amendment to the postretirement plan, the Company’s accumulated postretirement benefit obligation decreased by approximately $260 and the annual postretirement benefits expense decreased by $30 in 2005. The full-year savings expected in 2006 and later years is approximately $60.

During the first quarter of 2006, the Company expensed $112 related to its commitment to provide long-term care policy reimbursement agreements included in the retirement packages for two senior executives. This amount has been incorporated into the accumulated post retirement obligation and the ongoing annual postretirement benefits expense will increase by approximately $5.

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$584	$624	$2	$10
Interest cost	929	884	40	49
Expected return on plan assets	(852)	(847)	(7)	(10)
Amortization of initial net obligation	—	—	—	5
Amortization of prior service cost	(17)	(17)	(41)	(25)
Amortization of net (gain) loss	358	344	20	21

Net periodic benefit cost	$1,002	$988	$14	$50

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$1,168	$1,286	$4	$20
Interest cost	1,858	1,812	80	98
Expected return on plan assets	(1,704)	(1,700)	(14)	(20)
Amortization of initial net obligation	—	—	—	10
Amortization of prior service cost	(34)	(34)	(82)	(50)
Amortization of net (gain) loss	716	738	40	42
Special termination benefits	—	—	112	—

Net periodic benefit cost	$2,004	$2,102	$140	$100

On August 3, 2006, the Company approved a reduction in the future benefits under the D&E Communications, Inc. Employees’ Retirement Plan. Following a comprehensive evaluation of the plan, the Company has decided to maintain a single formula for service after October 1, 2006. Under this formula, all eligible non-union employees will receive 1.1% of their final average compensation for each year of service rendered beginning on October 1, 2006. In addition, as of April 1, 2007, there will be a change to the definition of pensionable compensation to include only base pay and a limited amount of commissions for a select group of participants so that their pensionable compensation is comparable to their peers. As a result of these changes, the expense for 2006 is estimated to be reduced by $200 ($40 in the quarter ending September 30 and $160 for the quarter ending December 31.) Ongoing annual expense thereafter is estimated to be $693 lower than previously anticipated due to these modifications to the plan.

During the six months ended June 30, 2006, D&E contributed $1,500 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $2,000 to its defined benefit plans during the remainder of 2006.

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Segment	2006	2005	2006	2005	2006	2005
RLEC	$25,269	$25,334	$2,446	$2,183	$7,789	$7,856
CLEC	9,847	9,344	724	675	(197)	(610)
Internet Services	3,811	3,210	20	7	108	(360)
Systems Integration	3,775	5,311	9	9	(3,413)	(1,582)
Corporate and Other	837	843	—	—	(426)	(480)
Eliminations	—	—	(3,199)	(2,874)	—	—

Total	$43,539	$44,042	$—	$—	$3,861	$4,824

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Segment	2006	2005	2006	2005	2006	2005
RLEC	$49,641	$50,058	$4,894	$4,623	$14,965	$15,222
CLEC	19,802	18,619	1,399	1,200	(242)	(1,199)
Internet Services	7,467	6,287	41	13	(4)	(600)
Systems Integration	7,534	10,187	19	15	(5,105)	(2,997)
Corporate and Other	1,717	1,730	—	—	(985)	(985)
Eliminations	—	—	(6,353)	(5,851)	—	—

Total	$86,161	$86,881	$—	$—	$8,629	$9,441

	Segment Assets
Segment	June 30, 2006	December 31, 2005
RLEC	$431,210	$435,193
CLEC	70,328	67,472
Internet Services	3,736	3,724
Systems Integration	13,967	16,792
Corporate and Other	458,481	461,931
Eliminations	(453,262)	(449,440)

Total	$524,460	$535,672

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating income from reportable segments	$4,287	$5,304	$9,614	$10,426
Corporate and other operating loss	(426)	(480)	(985)	(985)
Equity in net losses of affiliates	(135)	(54)	(217)	(113)
Interest expense	(3,867)	(3,436)	(7,705)	(6,821)
Gain on investment	—	(10)	—	2,043
Other, net	1,049	748	2,517	1,696

Income before income taxes and dividends on utility preferred stock	$908	$2,072	$3,224	$6,246

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

As of June 30, 2006, we served 132,010 RLEC access lines, 41,599 CLEC access lines, 24,581 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 6,560 dial-up Internet access subscribers, 6,300 video subscribers and 931 web-hosting customers. For the quarter ended June 30, 2006, we generated total revenues of $43,539, operating income of $3,861 and net income of $897. We recognized an impairment loss of $2,375 on the customer relationships intangible asset in the quarter ended June 30, 2006.

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

Business Strategy

Our primary business objective is to be a leading, regional integrated communications service provider (“ICP”). To achieve this objective, we will continue to pursue the following goals:

•	We will pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers in the RLEC and CLEC areas to broadband connections. New broadband customers will also be aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the future delivery of Internet Protocol (“IP”) services.

•	We will implement an IP core network along with a softswitch platform to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP applications.

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers

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

•	We will pursue the goal of delivering excellence for our customers by providing reliable, responsive, state of the art broadband communications services, including voice, high-speed data, VoIP and, in certain of our RLEC and CLEC markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms – hybrid fiber coaxial in the State College CLEC market and ADSL2 over the RLEC copper system in Union County, Pennsylvania. The deployment of video in our other RLECs remains under review and evaluation.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and data networking needs. We are creating a more direct link between our RLEC, CLEC and Internet customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and RLEC, CLEC or Internet services for a custom and differentiated offering.

•	We will continue to make our commitment to customer service a top priority. Our network operations center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to speed up and enhance the customers’ experience when they call in service issues, we implemented a new case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this, several automated tests were developed and implemented that allow us to analyze every issue that is called in, and within 2 minutes, determine the location of the issue and identify the appropriate technical group to resolve the issue. We offer customers our Managed Services products, which are internal monitoring (within the customer’s enterprise), external monitoring (devices visible outside the customer’s enterprise) and comprehensive security assessments and management. Our complement of Managed Services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

•	We will offer a broad array of advanced communication services that will enable new modes of communication to become a part of the daily home or business experience. Using softswitch technology currently being implemented, a unified communications portfolio of integrated application services (e.g., email, voicemail, instant messaging and video conferencing) will provide customers with more flexible communication alternatives.

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

Cable TV companies are typically subject to far less regulation in the provision of voice telephone services than are local telephone companies. There is limited regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over traditional telephone services. To date, VoIP is not regulated as a voice public utility service, except to the extent that the Federal Communications Commission (“FCC”) has recently ordered that VoIP providers must enable their customers to access 911 services. To maintain our voice communication business, we have introduced VoIP offerings into our marketplace. The convergence of voice and data networks enables the deployment of VoIP services. As an Internet Service Provider (“ISP”), our provision of VoIP services is not geographically limited. We have the potential to offer and provide our VoIP services anywhere to anyone who has a broadband connection, either through a DSL or cable modem connection. The deployment of VoIP services minimizes the amount of additional infrastructure costs required to offer next generation voice services outside of our traditional service territories. Our VoIP initiatives may drive converged services and networks to produce operational efficiencies in addition to benefiting from the current minimal regulation to which it is subject. Other VoIP providers can offer VoIP services within our territory from any point outside of our territory that has Internet access, subject to the requirement of also providing 911 service. If they qualify as a CLEC in our RLEC territories, VoIP providers also might be eligible for number portability. Number portability would make it possible for our customers to switch to the VoIP services of another provider without changing telephone numbers.

The delivery systems of local telephone companies and cable TV companies are structured differently. Telephone systems are structured to foster two-way conversations by providing separate lines to each customer. This structure enables telephone systems, as they are upgraded to provide DSL and even video services, to transmit with similar capacities to and from customers’ premises without the system slowing

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

down or failing in times of high traffic. Cable TV systems were originally structured to carry traffic one way to the customer and, although the systems are being upgraded to carry two-way traffic, cable TV systems are not structured as well as telephone systems to carry two-way traffic with the result that, in times of peak demand, cable TV systems may slow down or even fail to transmit their cable Internet traffic. This fundamental difference in the structure of telephone and cable systems can give telephone companies an advantage in providing DSL and IPTV services, as both are highly interactive systems requiring fast transmittals in both directions. According to widely published sources of business information, nationally, the growth rate of DSL subscribers has recently been outpacing the growth rate of cable modem subscribers, although cable is still ahead in terms of total subscribers. We have been quite successful in marketing our DSL Internet service to new subscribers, with the number of subscribers increasing from 14,797 as of June 30, 2005 to 24,581 as of June 30, 2006, a 66.1% increase. During the same period, the number of our RLEC access lines decreased by 3.6% from 136,929 as of June 30, 2005 to 132,010 as of June 30, 2006.

We are also in competition with providers of wireless telephone and data services for the local telephone and data customer. Wireless telephone service providers have impacted our number of RLEC access lines as customers use wireless for a second line and even substitute wireless entirely for wireline service. We believe that wireline telephone and broadband transmissions still have significant advantages over wireless services in terms of voice quality, rapid data delivery rates and service accessibility and reliability. Our broadband emphasis through the expansion of our fiber-to-the-node deployment, prepares us for accommodating the continuing demands of increased bandwidth for both consumers and businesses. However, the access and mobility provided by wireless technologies creates tremendous value as the communications industry seeks to provide a seamless integration between wireline and wireless networks. We are evaluating the capacity to provide local wireless data services, through Wi-Fi, WiMax and 700Mhz technologies, in order to provide full broadband coverage to our customers. We have 700 Mhz FCC licenses to provide wireless data services in Lancaster, Reading, Altoona, Williamsport, and State College, Pennsylvania.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have even been installing ducts into new houses and businesses over the last 10 years to enhance our ability to install fiber. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2006 capital budget is approximately $26,000. However, as discussed more fully under the Business Risks section, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $212,048 as of June 30, 2006.

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

As described under the heading Critical Developments in the Communications Industry, the convergence of voice and data communication technologies has brought telephone companies into direct competition with cable TV companies, wireless telephone companies, VoIP providers, satellite companies and electric companies. The development of VoIP has enabled cable TV companies to provide telephone service in competition with us. These developments have placed our core telephone business at risk, although also enabling us to compete in the provision of cable TV services.

It is basic policy of the FCC and the PUC to encourage competition in the communications industry. The limited suspension that we held until January 2003 from certain interconnection requirements of the Telecommunications Act of 1996 has been discontinued, although legislation enacted in Pennsylvania in the fourth quarter of 2004 provided a continued limited suspension to our Buffalo Valley RLEC through December 31, 2008. These developments mean that two of our RLECs could be required to allow competitors to have access to our customers by our competitors seeking the removal of our rural exemption, entering our territory and using our facilities through interconnection agreements to provide local services. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This may enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and still retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer. Service Electric Telephone Company, LLC, filed on September 2, 2005 with the PUC to be a facilities-based CLEC competitor in our RLEC territory. Service Electric and our RLECs entered into a settlement agreement, which limits the service territory within which Service Electric may seek authority to provide service in our RLEC territories to those areas where Service Electric has a cable franchise. As a result of the settlement, our RLECs withdrew their protest to the limited application. At the present time, our RLECs are negotiating an interconnection agreement with Service Electric. In addition, Core Communications, Inc. (“Core”) filed an amended application on August 19, 2005 with the PUC to be a facilities-based CLEC providing service in our RLEC territories. Included in their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and Core. The Administrative Law Judge in the Core proceeding has issued a decision, which denies the Core application in its entirety. Core has filed exceptions to the decision and the PUC is expected to act on the matter later this year. We cannot predict if Core will ultimately be successful in receiving approval from the PUC to be facilities-based CLEC competitor in our RLEC territory or the impact on our Company if they are successful.

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

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by National Exchange Carrier Association (“NECA”). Removal of the RLECs from the NECA average schedule formulas could result in a significant revenue loss. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have a negative effect on the RLEC’s future revenues. The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006 and a two-year transition period for implementing the new calculations. We estimate that the impact of the new formulas and the transition plan on network access revenues will be approximately a $350 reduction for the six-month period beginning July 1, 2006, a reduction of $1,380 during fiscal year 2007, a reduction of $2,190 during fiscal year 2008 and an annual reduction of $2,324 thereafter.

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

We had indebtedness of $212,048, including current maturities and a capital lease obligation of $1,548, at June 30, 2006. Our indebtedness could restrict our operations because:

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

In light of the favorable market conditions and opportunities available to the Company due to its performance, we are pursuing alternatives available to us to take advantage of lower interest rates and to amend existing loan amortization schedules and/or loan covenants. We anticipate completing an amendment to our indebtedness in the near future. However, there is no assurance that we will complete an amendment to our indebtedness.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three months ended June 30, 2006 and 2005. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Three months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2006
Revenues – External	$25,269	$9,847	$3,811	$3,775	$837	$—	$43,539
Revenues – Intercompany	2,446	724	20	9	—	(3,199)	—

Total Revenues	27,715	10,571	3,831	3,784	837	(3,199)	43,539

Depreciation and Amortization	7,194	1,431	354	335	318	—	9,632
Intangible Asset Impairment	—	—	—	2,375	—	—	2,375
Other Operating Expenses	12,732	9,337	3,369	4,487	945	(3,199)	27,671

Total Operating Expenses	19,926	10,768	3,723	7,197	1,263	(3,199)	39,678

Operating Income (Loss)	$7,789	$(197)	$108	$(3,413)	$(426)	$—	$3,861

June 30, 2005
Revenues – External	$25,334	$9,344	$3,210	$5,311	$843	$—	$44,042
Revenues – Intercompany	2,183	675	7	9	—	(2,874)	—

Total Revenues	27,517	10,019	3,217	5,320	843	(2,874)	44,042

Depreciation and Amortization	7,485	1,176	349	433	288	—	9,731
Other Operating Expenses	12,176	9,453	3,228	6,469	1,035	(2,874)	29,487

Total Operating Expenses	19,661	10,629	3,577	6,902	1,323	(2,874)	39,218

Operating Income (Loss)	$7,856	$(610)	$(360)	$(1,582)	$(480)	$—	$4,824

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the six months ended June 30, 2006 and 2005. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Six months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2006
Revenues – External	$49,641	$19,802	$7,467	$7,534	$1,717	$—	$86,161
Revenues – Intercompany	4,894	1,399	41	19	—	(6,353)	—

Total Revenues	54,535	21,201	7,508	7,553	1,717	(6,353)	86,161

Depreciation and Amortization	14,315	2,885	722	687	629	—	19,238
Intangible Asset Impairment	—	—	—	2,375	—	—	2,375
Other Operating Expenses	25,255	18,558	6,790	9,596	2,073	(6,353)	55,919

Total Operating Expenses	39,570	21,443	7,512	12,658	2,702	(6,353)	77,532

Operating Income (Loss)	$14,965	$(242)	$(4)	$(5,105)	$(985)	$—	$8,629

June 30, 2005
Revenues – External	$50,058	$18,619	$6,287	$10,187	$1,730	$—	$86,881
Revenues – Intercompany	4,623	1,200	13	15	—	(5,851)	—

Total Revenues	54,681	19,819	6,300	10,202	1,730	(5,851)	86,881

Depreciation and Amortization	14,951	2,311	674	881	564	—	19,381
Other Operating Expenses	24,508	18,707	6,226	12,318	2,151	(5,851)	58,059

Total Operating Expenses	39,459	21,018	6,900	13,199	2,715	(5,851)	77,440

Operating Income (Loss)	$15,222	$(1,199)	$(600)	$(2,997)	$(985)	$—	$9,441

Consolidated Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Consolidated revenues decreased $503, or 1.1%, to $43,539 for the quarter ended June 30, 2006, from $44,042 for the same period in 2005. The decrease included a $949 decrease in professional services revenue primarily attributable to the expiration of a major computer services contract as of June 30, 2005, a decrease of approximately $919 in network access revenues, a telephone equipment sales decrease of $535 and a $402 decline in long distance toll revenues due to a reduction in the average rate per minute of use and lower minutes of use. These decreases were offset by increases of $437 in local telephone service primarily from additional CLEC business customers, $755 of DSL revenue attributable to additional customers, long distance circuit revenue of $585 from additional circuits in service and directory revenues of $707 due to an increase in the published value.

Consolidated operating income decreased $963, to $3,861, for the second quarter of 2006, from $4,824 in the same period of 2005. Operating income as a percentage of revenue decreased to 8.9% in the second quarter of 2006, compared to 11.0% in the same period of 2005. The decrease in operating income was primarily due to a customer relationships intangible asset impairment loss of $2,375 in the Systems Integration segment in the second quarter of 2006. Wages and employee benefits decreased $851 due to

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

fewer employees. Network access expense decreased $289 primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Cost of goods sold and materials used declined $795 primarily due to the reduction in telephone equipment sales. Subcontractor costs decreased $282 as a result of lower professional services revenue. Rent expense increased $253 for fiber circuits primarily due to a one-time vendor billing adjustment of $248. Directory expense increased $438 in conjunction with the increased directory revenue.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), an impairment loss of $2,375 ($1,390 net of tax) was recorded for the customer relationships intangible asset of the Systems Integration segment for the three months ended June 30, 2006.

Other income and expense was a net expense of $2,953 in the second quarter of 2006, compared to a net expense of $2,752 for the same period in 2005.

•	Interest expense increased to $3,867 in the second quarter of 2006, compared to $3,436 in the same period of 2005, as a result of higher short-term interest rates.

•	Other, net was income of $1,049 in 2006 compared to income of $748 in 2005. Other, net included $941 of interest income and principal repayments collected in the second quarter of 2006 on the note received from the sale of assets of Conestoga Wireless and $689 of principal and interest received in the second quarter of 2005. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Income taxes were a benefit of $6 in the second quarter of 2006, compared to $688 for the same period in 2005. The effective income tax rate of (0.7)% for the second quarter of 2006 is substantially different than the federal statutory rate primarily due to the net effect of a 29.9% effective tax rate on net income before tax excluding the impairment loss, offset by a deferred tax benefit with a 41.5% effective tax rate on the intangible asset impairment loss. The effective income tax rate of approximately 33.2% for the second quarter of 2005 is lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense.

Net income was $897, or $0.06 per share, in the second quarter of 2006 compared to a net income of $1,367, or $0.10 per share, in the second quarter of 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Consolidated revenues decreased $720, or 0.8%, to $86,161 for the six months ended June 30, 2006, from $86,881 for the same period in 2005. The decrease included $1,981 of lower professional services revenue primarily attributable to the expiration of a major computer services contract as of June 30, 2005, a decrease of approximately $1,475 in network access revenues, a telephone equipment sale decrease of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

$719 and an $861 decline in long distance toll revenues due to a reduction in the average rate per minute of use and lower minutes of use. These decreases were offset by increases of $1,015 in local telephone service primarily from additional CLEC business customers, $1,478 of DSL revenue attributable to additional customers, long distance circuit revenue of $1,331 from additional circuits in service and directory revenue of $861.

Consolidated operating income decreased $812, to $8,629, for the first six months of 2006, from $9,441 in the same period of 2005. Operating income as a percentage of revenue decreased to 10.0% in the first half of 2006, compared to 10.9% in the same period of 2005. The decrease in operating income was primarily due to an intangible asset impairment loss of $2,375 ($1,390 net of tax) for the customer relationships of the Systems Integration segment in the second quarter of 2006. Wages and employee benefits decreased $1,766 due to fewer employees. Network access expense decreased $614 primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Cost of goods sold and material used decreased $845 primarily due to lower telephone equipment sales. Subcontractor costs decreased $524 as a result of lower professional services revenue. Cost of services increased $445 primarily as a result of the increase in long distance circuit revenue and CLEC customer growth. Consulting fees increased $364 related to new software to provide enhanced customer service and communication facility maintenance support. Rent expense increased $317 for fiber circuits primarily due to a one-time vendor billing adjustment of $248. Directory expense increased $465 in conjunction with the increased directory revenue.

Other income and expense was a net expense of $5,405 in the first six months of 2006, compared to a net expense of $3,195 for the same period in 2005.

•	Interest expense increased to $7,705 in the first half of 2006, compared to $6,821 in the same period of 2005, as a result of higher short-term interest rates.

•	A gain on investment from the sale of our interest in PenTeleData added $2,043 of income in 2005 with no similar transaction in 2006.

•	Other, net was income of $2,517 in 2006 compared to income of $1,696 in 2005. Other, net included $1,761 of interest income and principal repayments collected in 2006 on the note received from the sale of assets of Conestoga Wireless and $939 of principal and interest received in 2005. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Income taxes were $663 in the first six months of 2006, compared to $1,958 for the same period in 2005. The effective income tax rate of approximately 20.6% for the first half of 2006 is lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense and a deferred tax benefit on the intangible asset impairment loss. The gain on the sale of investment in 2005 was not fully subject to state income tax and therefore partially accounts for the effective tax rate of 31.3% in the first six months of 2005.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Net income was $2,528, or $0.18 per share, in the first half of 2006 compared to $4,255, or $0.30 per share, in the first half of 2005.

RLEC Segment Results

	Three months ended June 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$8,303	$8,170	$133	1.6
Network Access	13,418	14,002	(584)	(4.2)
Directory	4,587	3,896	691	17.7
Other	1,407	1,449	(42)	(2.9)

Total Revenues	27,715	27,517	198	0.7

Depreciation and Amortization	7,194	7,485	(291)	(3.9)
Other Operating Expenses	12,732	12,176	556	4.6

Total Operating Expenses	19,926	19,661	265	1.3

Operating Income	$7,789	$7,856	$(67)	(0.9)

Access Lines at June 30	132,010	136,929	(4,919)	(3.6)

RLEC segment revenues increased $198, or 0.7%, to $27,715 in the three months ended June 30, 2006, from $27,517 in the three months ended June 30, 2005. Local telephone service revenue increased as a result of the increase in basic service fees effective August 1, 2005, partially offset by a decrease in access lines. Network access revenue decreased $584, due to decreases of approximately $422 of special access revenue primarily from lower rates and fewer circuits, a reduction in interstate access revenues of $385 primarily due to lower rates and minutes of use, a reduction in intrastate access revenue of $279 primarily from decreased minutes of use and a $294 reduction in intrastate access revenue as a result of a billing error correction. The decreases were partially offset by an increase of $745 due to NECA settlement pool adjustments and changes in NECA average schedule settlement formulas effective July 2005 and additional inter-segment DSL revenue of $268 from increased subscribers. Directory revenue increased $691 as a result of the higher published values of the directories.

Management has concluded that the Company billed certain RLEC customers using an incorrect rate for an intrastate switched access service, which resulted in revenue recorded in error in the second quarter of 2005 through the first quarter of 2006. The cumulative effect of the error is to reduce communication service revenues by $294 in the quarter ended June 30, 2006 and to reduce accounts receivable by the same amount. The Company has concluded that the amount of the error is not material to the financial statements of any previous quarter. Accordingly, the cumulative effect of the error has been recognized as a reduction in revenue in the statement of operations for the quarter ended June 30, 2006 and a reduction in accounts receivable in the balance sheet at June 30, 2006. The cumulative effect of the error is not material with respect to the estimated net income for the year ended December 31, 2006.

RLEC operating expenses increased $265, or 1.3%, to $19,926 in the second quarter of 2006, from $19,661 in the same period of the prior year. Depreciation decreased $291 due to changes in the estimated lives of various fixed asset categories in 2005. Corporate overhead expenses decreased $164 as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses,

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Directory expense increased $438 in conjunction with the increased directory revenue. Consulting fees increased $152 related to new software to provide enhanced customer service and communication facility maintenance support.

	Six months ended June 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$16,636	$16,403	$233	1.4
Network Access	26,506	27,550	(1,044)	(3.8)
Directory	8,580	7,754	826	10.7
Other	2,813	2,974	(161)	(5.4)

Total Revenues	54,535	54,681	(146)	(0.3)

Depreciation and Amortization	14,315	14,951	(636)	(4.3)
Other Operating Expenses	25,255	24,508	747	3.0

Total Operating Expenses	39,570	39,459	111	0.3

Operating Income	$14,965	$15,222	$(257)	(1.7)

Access Lines at June 30	132,010	136,929	(4,919)	(3.6)

RLEC segment revenues decreased $146, or 0.3%, to $54,535 in the six months ended June 30, 2006, from $54,681 in the six months ended June 30, 2005. Local telephone service revenue increased as a result of the increase in basic service fees effective August 1, 2005 partially offset by a decrease in access lines. Network access revenue decreased $1,044, due to decreases of approximately $1,036 of special access revenue primarily from lower rates and fewer circuits, a reduction in interstate access revenues of $750 primarily due to lower rates and minutes of use, a reduction in intrastate access revenue of $434 primarily from decreased minutes of use, a $212 reduction in subscriber line charges due to the decline in access lines and a $294 reduction in intrastate access revenue as a result of a billing error correction. The decreases were partially offset by an increase of $1,258 due to NECA settlement pool adjustments and changes in NECA average schedule settlement formulas effective July 2005 and additional inter-segment DSL revenue of $460 due to an increase in subscribers. Directory revenue increased $826 as a result of the higher published values of the directories.

RLEC operating expenses increased $111, or 0.3%, to $39,570 in the first six months of 2006, from $39,459 in the same period of the prior year. Depreciation decreased $636 due to changes in the estimated lives of various fixed asset categories in 2005. Corporate overhead expenses decreased $545 as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Consulting fees increased $388 primarily relating to new software to provide enhanced customer service and communication facility maintenance support. Directory expense increased $465 in conjunction with the increased directory revenue. Employee benefits increased $228 primarily from short-term incentive plan expenses. Network access expense increased $193 primarily related to a credit adjustment which reduced expense in 2005.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006 and a two-year transition period for implementing the new calculations. We estimate that the impact of the new formulas and the transition plan on network access revenues will be approximately a $350 reduction for the six-month period beginning July 1, 2006, a reduction of $1,380 during fiscal year 2007, a reduction of $2,190 during fiscal year 2008 and an annual reduction of $2,324 thereafter.

On June 22, 2006, the PUC approved rate increases for our RLECs to be effective on July 1, 2006. The rate increases were requested in accordance with our PUC approved Chapter 30 Plans, as amended pursuant to Act 183. The majority of the rate increases are in network access revenues and are based on the application of an industry price cap formula, which measures the current rate of inflation. The new monthly rates were calculated using historical data for our access lines and minutes of use and were designed to generate an increase in annual revenue of $2,268. The actual annual revenue increase will be different from this amount to the extent that actual access lines and minutes of use differ from the historical data that we used in developing the new rates. We estimate that RLEC access lines will continue to decline due to increasing competition.

We have entered into a new three-year agreement for the publication of certain directories whereby the responsibility for publication and distribution of the directory and the related financial risks will become the responsibility of the publisher. As a result, our directory revenue as new directories are published will only be the annual fee paid to the Company for access to our customers. This arrangement will decrease directory revenue, based upon 2005 levels, approximately $1,900 in the fourth quarter of 2006, $11,800 in 2007, $12,500 in 2008 and $12,800 in 2009. Our directory expense will also decrease approximately $1,800 in the fourth quarter of 2006, $11,000 in 2007 and $11,200 in 2008 and 2009. The net effect of the decrease in directory revenue and expense will be a net operating income decrease of approximately $100 in the fourth quarter of 2006, $800 in 2007, $1,300 in 2008 and $1,600 in 2009.

CLEC Segment Results

	Three months ended June 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$3,584	$3,348	$236	7.0
Network Access	1,807	1,752	55	3.1
Long Distance	5,034	4,791	243	5.1
Other	146	128	18	14.1

Total Revenues	10,571	10,019	552	5.5

Depreciation and Amortization	1,431	1,176	255	21.7
Other Operating Expenses	9,337	9,453	(116)	(1.2)

Total Operating Expenses	10,768	10,629	139	1.3

Operating Loss	$(197)	$(610)	$413	(67.7)

Access Lines at June 30	41,599	39,381	2,218	5.6

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC segment revenues increased $552, or 5.5%, to $10,571 in the three months ended June 30, 2006, from $10,019 in the three months ended June 30, 2005. Local telephone service revenue increased as a result of increased access lines for new business customers and growth in private network circuits. Network access revenue increased primarily from additional interstate access revenue due to higher minutes of use offset by a reduction in intrastate access revenue primarily due to lower minutes of use. Long distance circuit revenue increased approximately $587 from additional circuits while long distance toll revenue decreased approximately $344 due to a decline in the average rate per minute of use and lower minutes of use. We anticipate the long distance average rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment increased $139, or 1.3%, to $10,768 in the second quarter of 2006, from $10,629 in the same period of 2005. Cost of services increased $225 as a result of the increase in long distance circuit revenue and customer growth. Depreciation expense increased $255 from asset additions and decreases in estimated lives of certain assets. Network access expense decreased $402 primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Rent expense increased $275 primarily due to a one-time vendor billing adjustment of $248 for fiber circuits. Gross receipts tax decreased $148 as a result of a tax return adjustment in the prior year.

	Six months ended June 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$7,135	$6,517	$618	9.5
Network Access	3,582	3,358	224	6.7
Long Distance	10,198	9,616	582	6.1
Other	286	328	(42)	(12.8)

Total Revenues	21,201	19,819	1,382	7.0

Depreciation and Amortization	2,885	2,311	574	24.8
Other Operating Expenses	18,558	18,707	(149)	(0.8)

Total Operating Expenses	21,443	21,018	425	2.0

Operating Loss	$(242)	$(1,199)	$957	(79.8)

Access Lines at June 30	41,599	39,381	2,218	5.6

CLEC segment revenues increased $1,382, or 7.0%, to $21,201 in the six months ended June 30, 2006, from $19,819 in the six months ended June 30, 2005. Local telephone service revenue increased as a result of increased access lines for new business customers and growth in private network circuits. Network access revenue increased primarily from additional interstate access revenue due to higher minutes of use, offset by a reduction in intrastate access revenue primarily due to lower minutes of use. Long distance circuit revenue increased approximately $1,312 from additional circuits while long distance toll revenue decreased approximately $730 due to a decline in the average rate per minute of use and lower minutes of use. We anticipate the long distance average rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the CLEC segment increased $425, or 2.0%, to $21,443 in the six months ended 2006, from $21,018 in the same period of 2005. Cost of services increased $546 as a result of the increase in long distance circuit revenue and customer growth. Depreciation expense increased $574 from asset additions and decreases in estimated lives of certain assets. Network access expense decreased $824 primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Rent expense increased $321 primarily due to a one-time vendor billing adjustment of $248 for fiber circuits. Customer service and administrative wages decreased $225.

Internet Services Segment Results

	Three months ended June 30,
	2006	2005	Change	% Change
Revenues	$3,831	$3,217	$614	19.1
Depreciation and Amortization	354	349	5	1.4
Other Operating Expenses	3,369	3,228	141	4.4

Total Operating Expenses	3,723	3,577	146	4.1

Operating Income (Loss)	$108	$(360)	$468	(130.0)

Customers at June 30
DSL/High-Speed Internet	24,581	14,797	9,784	66.1
Dial-up Access	6,560	10,082	(3,522)	(34.9)
Web-hosting Services	931	929	2	0.2

Internet Services segment revenues increased $614, or 19.1%, to $3,831 in the three months ended June 30, 2006, from $3,217 in the three months ended June 30, 2005. DSL revenue increased $751 as a result of increased subscribers, offset by a reduction in the average revenue per subscriber. The decrease in the number of dial-up subscribers resulted in a 33.9% decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $146, or 4.1%, to $3,723 in the second quarter of 2006, from $3,577 in the same period of 2005. Direct cost of services increased approximately $78 as a result of higher costs due to DSL subscriber growth partially offset by reductions in broadband transport costs. Wages and benefits increased $94. The VoIP service costs were approximately $98 for the second quarter of 2006 compared to $259 in the same period of the prior year. The decline is due to higher start-up and planning costs in 2005. The increase in operating profit was primarily due to growth in DSL subscribers and decreased VoIP service costs.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2006	2005	Change	% Change
Revenues	$7,508	$6,300	$1,208	19.2

Depreciation and Amortization	722	674	48	7.1
Other Operating Expenses	6,790	6,226	564	9.1

Total Operating Expenses	7,512	6,900	612	8.9

Operating Loss	$(4)	$(600)	$596	(99.3)

Customers at June 30
DSL/High-Speed Internet	24,581	14,797	9,784	66.1
Dial-up Access	6,560	10,082	(3,522)	(34.9)
Web-hosting Services	931	929	2	0.2

Internet Services segment revenues increased $1,208, or 19.2%, to $7,508 in the six months ended June 30, 2006, from $6,300 in the six months ended June 30, 2005. DSL revenue increased $1,479 as a result of increased subscribers, offset by a reduction in the average revenue per subscriber. The decrease in the number of dial-up subscribers resulted in a 32.2% decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $612, or 8.9%, to $7,512 in the six months ended June 30, 2006 from $6,900 in the same period of 2005. Direct cost of services increased approximately $216 as a result of higher costs due to DSL subscriber growth partially offset by reductions in broadband transport costs. Wages and benefits increased $152. Other operating expenses, including sales, customer service and billing expenses, increased as a result of growth in DSL subscribers. The VoIP service costs were approximately $248 for the six months ended June 30, 2006 compared to $260 in the same period of the prior year. The decrease in operating loss was primarily due to growth in DSL subscribers.

Systems Integration Segment Results

	Three months ended June 30,
	2006	2005	Change	% Change
Revenues	$3,784	$5,320	$(1,536)	(28.9)

Depreciation and Amortization	335	433	(98)	(22.6)
Intangible Asset Impairment	2,375	—	2,375	100.0
Other Operating Expenses	4,487	6,469	(1,982)	(30.6)

Total Operating Expenses	7,197	6,902	295	4.3

Operating Loss	$(3,413)	$(1,582)	$(1,831)	115.7

Systems Integration segment revenues decreased $1,536, or 28.9%, to $3,784 in the three months

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

ended June 30, 2006, from $5,320 in the three months ended June 30, 2005. Communications services revenue decreased $915 primarily as a result of the expiration, on June 30, 2005, of a large government services contract. Communications products sold decreased $639 primarily due to several large telephone equipment sales in the prior year.

Operating expenses for the Systems Integration segment increased $295, or 4.3%, to $7,197 in the second quarter 2006, from $6,902 in the same period of 2005. The major expense variances were an intangible asset impairment loss of $2,375, partially offset by a decrease of approximately $872 in wages and subcontractor services, a decrease in employee benefits of $322 and a decrease of $98 in depreciation and amortization. Cost of goods sold decreased $506 primarily due to lower equipment sales.

Included in operating expenses is an impairment loss of $2,375 recorded to reflect the reduction in value of the customer relationships intangible asset of the Systems Integration segment for the three months ended June 30, 2006.

	Six months ended June 30,
	2006	2005	Change	% Change
Revenues	$7,553	$10,202	$(2,649)	(26.0)

Depreciation and Amortization	687	881	(194)	(22.0)
Intangible Asset Impairment	2,375	—	2,375	100.0
Other Operating Expenses	9,596	12,318	(2,722)	(22.1)

Total Operating Expenses	12,658	13,199	(541)	(4.1)

Operating Loss	$(5,105)	$(2,997)	$(2,108)	70.3

Systems Integration segment revenues decreased $2,649, or 26.0%, to $7,553 in the six months ended June 30, 2006, from $10,202 in the six months ended June 30, 2005. Communications services revenue decreased $2,017 primarily as a result of the expiration, on June 30, 2005, of a large government services contract. Communications products sold decreased $650 primarily due to several large telephone equipment sales in the prior year.

Operating expenses for the Systems Integration segment decreased $541, or 4.1%, to $12,658 in the six months ended June 30, 2006, from $13,199 in the same period of 2005. The major expense variances were an intangible asset impairment loss of $2,375 for customer relationships, which was partially offset by a decrease of approximately $1,418 in wages and subcontractor services, a decrease in employee benefits of $425 and a decrease of $194 in depreciation and amortization. Cost of goods sold decreased $519 primarily due to lower equipment sales.

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

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $160 for the six months ended June 30, 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which the Company adopted in January 2006. SFAS 154 statement requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. The adoption of SFAS 154 has not had a significant effect on the Company’s financial position, results of operations or cash flows.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Six months ended June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$14,652	$17,376
Investing activities	(14,043)	(11,889)
Financing activities	(8,358)	(11,169)

Net cash provided by operating activities was $14,652 in the six months ended June 30, 2006, compared with $17,376 in the same period of 2005. Net cash provided by operating activities in the six months ended June 30, 2006 was primarily attributable to net income plus non-cash expenses for depreciation and amortization, offset by reductions in accounts payable, accrued taxes and advance billings. The primary reason for the decrease from 2005 to 2006 was an increase in income tax payments of $1,795 in 2006 over 2005 and increased accounts payable payments in the six months ended June 30, 2006 compared to the same period of 2005.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Net cash used in investing activities was $14,043 in the six months ended June 30, 2006, compared with net cash used of $11,889 in the same period of 2005. Capital additions in the first six months of 2006 were primarily for information technology upgrades of approximately $3,900, communications network enhancements of approximately $6,600 and outside plant additions totaling approximately $3,300. Investing activities included a cash receipt of $2,900 from the sale of our interest in PenTeleData in February 2005 with no similar receipt in 2006. In the first six months of 2006, principal payments of $1,375 were received on the note that was part of the sale price for the Conestoga Wireless assets compared to $750 received in the same period of 2005. We are scheduled to receive additional principal payments of $1,500 on this note during the remainder of 2006.

Net cash used in financing activities was $8,358 in the six months ended June 30, 2006, compared with $11,169 of net cash used in the same period of 2005. In the first six months of 2006, payment of dividends of $3,420 was a slight increase in use of funds from dividends paid in the same period of 2005 as a result of an increase in shares outstanding. Long-term debt payments were $5,026 in the six months ended June 30, 2006 compared to $8,000 in the same period of 2005. We made a voluntary debt prepayment of $3,000 on March 14, 2005.

External Sources of Capital at June 30, 2006

As of June 30, 2006, our credit facility consists of Term Loan A (a $50,000 single draw 10-year senior term loan with a remaining balance of $29,061), Term Loan B (a $150,000 single draw 8.5-year senior term loan with a remaining balance of $144,689), Secured Term Loans ($35,000 single draw loans with a remaining balance of $29,750) and an 8.5-year senior reducing revolving credit facility, with a total availability of $25,000 ($18,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

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

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of June 30, 2006, we had no other unsecured lines of credit. As of June 30, 2006, $18,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 53.2% at June 30, 2006 from 53.7% at December 31, 2005 due to our long-term debt principal repayments.

In light of the favorable market conditions and opportunities available to the Company due to its performance, we are pursuing alternatives available to us to take advantage of lower interest rates and to amend existing loan amortization schedules and/or loan covenants. We anticipate completing an amendment to our indebtedness in the near future. However, there is no assurance that we will complete an amendment to our indebtedness.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2006, other than for operations, include capital expenditures, scheduled principal payments on our long-term debt, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On July 27, 2006, we declared a quarterly common stock dividend of $0.125 per share payable on September 15, 2006, to holders of record on September 1, 2006. We expect that this dividend will result in an aggregate payment of approximately $1,797. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E has obligations under a Build-to-Suit agreement (“BTS”) with Mountain Union Telecom LLC (“Mountain Union”). The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of the assets of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E was obligated to work with Mountain Union to find and develop 20 wireless tower sites and, in the event its obligations under the BTS were not timely fulfilled, D&E was obligated to pay a penalty to Mountain Union for nonperformance. Under the Asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. Prior to August 2004, D&E paid Mountain Union $900 for its BTS obligation due for nine wireless tower sites that were not constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations under the BTS a contingent liability. As of June 30, 2006, D&E has recorded $200 for its remaining commitment under the BTS.

D&E has a guarantee agreement with Mountain Union for lease obligations on wireless tower sites. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Mountain Union declined to release D&E from its

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2006 is $10,527. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of June 30, 2006, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Mountain Union under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the note, which was $7,000 as of June 30, 2006, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

On July 1, 2006, Crown Castle International, Inc. (“Crown”) acquired Mountain Union. D&E’s obligations under the BTS and the lease guarantees remain unchanged as a result of Crown’s acquisition of Mountain Union.

In January 2006, we entered into a capital lease obligation for equipment in the amount of $1,573. The obligation requires monthly payments of $14 beginning in the first quarter of 2006 and continuing through the first quarter of 2021.

We hold a 33% interest in EuroTel, which we account for under the equity method of accounting. Neither the assets nor the liabilities of EuroTel are presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, funds for its operating cash needs. In June 2006, the legal proceeding initiated by EuroTel’s subsidiary, PenneCom was completed. (See Part II. Item 1. Legal Proceedings). D&E and the other owners of EuroTel are in the process of dissolving PenneCom and EuroTel. In the six months ended June 30, 2006, we advanced $350 to EuroTel and expect that our total 2006 advances will be less than $500.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first six months of 2006 and 2005, we have increased revenue by $677 and $336, respectively, as a result of our participation in these pools.

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

In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity, and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings. During 2005, we revised the estimated useful lives of certain fixed assets to update composite rates for our regulated telephone property. In 2006, we anticipate this change will result in lower depreciation expense of approximately $5,341 offset by additional depreciation expense from purchases of property, plant and equipment.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Impairment of Long-Lived Assets

Long-lived assets, including our property, plant and equipment and our finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. In the second quarter of 2006, we recorded an impairment charge for our Systems Integration intangible asset of $2,375 ($1,390 net of tax) for customer relationships (see Note 6). Additionally, future events or changes in circumstances could also result in a material charge to earnings.

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

The Company performed its annual impairment test as of April 30, 2006. Based on the results of management’s assessment, no impairment of goodwill and indefinite-lived intangible assets was deemed necessary. Significant judgment is required to determine the fair value of reporting units, the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit. If forecasts and assumptions used in the assessment analysis, change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company expects to adopt FIN 48 in January 2007. The Company is currently evaluating the impact, if any, of this accounting interpretation on its financial position, results of operations and cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of June 30, 2006 and December 31, 2005, our debt, excluding capital lease obligations, can be categorized as follows:

	June 30, 2006	December 31, 2005
Fixed interest rates:
Secured Term Loans	$29,750	$31,500
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	7,000	7,000
Senior Secured Term Loans	173,750	177,000

	$210,500	$215,500

As part of our loan covenant conditions, we have arranged interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least 2 years. As of June 30, 2006, our debt, excluding capital lease obligations, is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for four years through interest rate swaps	$35,000	5.49%	$35,000
Rates fixed for four years through interest rate swaps	15,000	5.98%	15,000
Rates fixed for four years through interest rate swaps	25,000	6.18%	25,000
Rates fixed for four years through interest rate swaps	35,000	6.88%	35,000
Fixed rate debt, rates fixed for twelve years	29,750	9.35%	32,599

Total fixed rate debt, 66%	139,750	6.83%	142,599

Variable rate debt, 34%	70,750	7.54%	70,750

	$210,500		$213,349

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $354 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in interest expense of approximately $354 for each 50 basis point decrease in rates.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Terms of Swaps	Notional Amounts	Pay Rate	Average Received Rate	Fair Value of Asset
11/25/02 to 11/25/06	$35,000	5.49%	7.21%	$339
11/25/04 to 11/25/08	15,000	5.98%	7.22%	530
06/30/05 to 08/26/09	25,000	6.18%	7.22%	978
12/16/05 to 12/06/09	35,000	6.88%	7.27%	684

	$110,000			$2,531

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

Item 4. Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 1. Legal Proceedings

In July 2002, EuroTel’s subsidiary, PenneCom, commenced an action in the United States District Court for the Southern District of New York against an investment bank and an individual alleging that the defendants tortiously induced a third party to breach a contact pursuant to which the third party would have purchased all of the shares of Pilicka in August of 1999. During the second quarter of 2006, PenneCom and the defendants agreed to terminate the lawsuit and release all claims against each other. Accordingly, the parties submitted a stipulation to the Court seeking a voluntary discontinuance of all claims, with prejudice, and without costs to either side. The Court has approved the stipulation and the lawsuit is now concluded.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on May 25, 2006.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the three matters voted upon at the 2006 Annual Meeting were as follows:

(1) Election of the three directors to hold office for a three-year term to expire in 2009.

Director	For	Withheld
Ronald E. Frisbie	10,871,580	1,102,093
James W. Morozzi	11,733,548	240,125
D. Mark Thomas	10,214,526	1,759,148

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

(2) Approval of the amendment to the 2001 Stock Compensation Plan for Non-Employee Directors of D&E Communications, Inc. to increase the number of shares issuable thereunder to 100,000 shares.

For	Against	Abstain	Broker Non-Vote
7,187,461	1,273,187	253,298	3,259,727

(3) Ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as independent auditors in 2006.

For	Against	Abstain
11,717,756	77,541	178,375

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 6. Exhibits

Exhibit No.	Identification of Exhibit	Reference
3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 3.1 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.2	By-laws	Incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed by D&E on December 8, 2004.

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14(a) of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: August 9, 2006
	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: August 9, 2006
	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer