Form 10-Q
period 2006-09-30
D&E COMMUNICATIONS INC
filed 2006-11-08
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006
Common Stock, par value $0.16 per share	14,385,559 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES
Communication service revenues	$39,221	$39,198	$118,457	$118,141
Communication products sold	711	1,083	1,672	2,277
Other	693	796	2,142	2,262

Total operating revenues	40,625	41,077	122,271	122,680

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	15,672	15,330	46,801	47,339
Cost of communication products sold	626	867	1,428	1,885
Depreciation and amortization	9,536	9,663	28,489	28,723
Marketing and customer services	3,528	3,479	10,177	10,110
General and administrative services	5,092	5,723	18,141	18,897
Intangible asset impairment	—	—	1,892	—

Total operating expenses	34,454	35,062	106,928	106,954

Operating income	6,171	6,015	15,343	15,726

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(21)	(29)	(238)	(142)
Interest expense, net of interest capitalized	(3,832)	(3,615)	(11,537)	(10,436)
Loss on early extinguishment of debt	(1,094)	—	(1,094)	—
Gain on investment	—	—	—	2,043
Other, net	1,038	762	3,555	2,458

Total other income (expense)	(3,909)	(2,882)	(9,314)	(6,077)

Income from continuing operations before income taxes and dividends on utility preferred stock	2,262	3,133	6,029	9,649

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	594	714	1,496	2,763
Dividends on utility preferred stock	16	16	49	49

Total income taxes and dividends on utility preferred stock on utility preferred stock	610	730	1,545	2,812

Income from continuing operations	1,652	2,403	4,484	6,837

DISCONTINUED OPERATIONS:
Loss from operations of Voice Systems Business, net of income tax benefits of ($32), ($6), ($271) and ($98)	(51)	(11)	(355)	(190)
Loss on sale of Voice Systems Business, net of income taxes of $85 and $85	(870)	—	(870)	—

Loss from discontinued operations	(921)	(11)	(1,225)	(190)

NET INCOME	$731	$2,392	$3,259	$6,647

Weighted average common shares outstanding (basic)	14,377	14,316	14,362	14,295
Weighted average common shares outstanding (diluted)	14,444	14,342	14,425	14,316

BASIC AND DILUTED EARNINGS PER COMMON SHARE

Basic earnings per common share-continuing operations	$0.11	$0.17	$0.31	$0.48
Basic earnings per common share-discontinued operations	(0.06)	0.00	(0.08)	(0.02)

	$0.05	$0.17	$0.23	$0.46

Diluted earnings per common share-continuing operations	$0.11	$0.17	$0.31	$0.48
Diluted earnings per common share-discontinued operations	(0.06)	0.00	(0.08)	(0.02)

	$0.05	$0.17	$0.23	$0.46

Dividends per common share	$0.13	$0.13	$0.38	$0.38

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,964	$10,325
Accounts and notes receivable, net of reserves of $617 and $748	16,343	16,864
Accounts receivable–affiliated company	—	351
Inventories, lower of cost or market, at average cost	2,845	3,645
Prepaid expenses	6,795	8,194
Other	1,311	1,243

TOTAL CURRENT ASSETS	32,258	40,622

PROPERTY, PLANT AND EQUIPMENT
In service	373,703	364,638
Under construction	11,979	7,334

	385,682	371,972
Less accumulated depreciation	209,379	192,259

	176,303	179,713

OTHER ASSETS
Goodwill	143,727	145,448
Intangible assets, net of accumulated amortization	154,379	161,572
Other	8,802	8,317

	306,908	315,337

TOTAL ASSETS	$515,469	$535,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,065	$10,000
Accounts payable and accrued liabilities	19,096	18,962
Accrued taxes	2,867	2,890
Accrued interest and dividends	971	1,791
Advance billings, customer deposits and other	6,050	11,087

TOTAL CURRENT LIABILITIES	36,049	44,730

LONG-TERM DEBT	202,467	205,500

OTHER LIABILITIES
Equity in net losses of affiliates in excess of investments and advances	44	196
Deferred income taxes	74,814	79,063
Other	15,703	20,391

	90,561	99,650

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 Outstanding shares: 14,385 at September 30, 2006 and 14,345 at December 31, 2005	2,560	2,554
Additional paid-in capital	161,748	160,924
Accumulated other comprehensive income (loss)	(3,710)	(5,598)
Retained earnings	42,965	45,083
Treasury stock at cost, 1,640 shares at September 30, 2006 and December 31, 2005	(18,617)	(18,617)

	184,946	184,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$515,469	$535,672

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,259	$6,647
Loss from discontinued operations	1,225	190

Income from continuing operations	4,484	6,837

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	28,489	28,723
Bad debt expense	434	231
Deferred income taxes	(4,886)	(1,771)
Equity in net losses of affiliates	238	142
Gain on investments	—	(2,043)
Gain from cash recovery of note receivable	(2,125)	(1,000)
Intangible asset impairment	1,892	—
Stock-based compensation expense	230	145
Loss on retirement of property, plant and equipment	166	30
Loss on early extinguishment of debt	1,094	—
Changes in operating assets and liabilities:
Accounts receivable	1,002	151
Inventories	(32)	(244)
Prepaid expenses	1,465	3,608
Accounts payable and accrued liabilities	(741)	512
Accrued taxes and accrued interest	(1,383)	(978)
Advance billings, customer deposits and other	(4,369)	(4,483)
Other, net	(1,399)	(818)

Net Cash Provided by Operating Activities from Continuing Operations	24,559	29,042

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(19,783)	(22,425)
Collection of note receivable	2,125	1,000
Proceeds from sale of investment	—	2,900
Increase in investments and advances to affiliates	(390)	(115)

Net Cash Used In Investing Activities of Continuing Operations	(18,048)	(18,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(5,129)	(5,116)
Payments on long-term debt	(188,291)	(10,500)
Proceeds from long-term debt financing	180,750	—
Payment of debt issuance costs	(384)	—
Proceeds from interest rate swap terminations	1,064	—
Proceeds from issuance of common stock	135	300

Net Cash Used In Financing Activities of Continuing Operations	(11,855)	(15,316)

CASH USED IN CONTINUING OPERATIONS	(5,344)	(4,914)

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash provided by operating activities of discontinued operations	195	281
Cash used in investing activities of discontinued operations	(212)	(194)

Net Cash Provided by (Used In) Discontinued Operations	(17)	87

DECREASE IN CASH AND CASH EQUIVALENTS	(5,361)	(4,827)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	10,325	8,517

END OF PERIOD	$4,964	$3,690

Noncash Investing and Financing Activities

In January 2006, D&E entered into a capital lease obligation for equipment in the amount of $1,573. In September 2006, D&E sold assets of the Systems Integration Voice business in exchange for a note receivable with a fair value of $2,400 (face value $2,500) and a 10% equity investment valued at $350 (see Note 7.)

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2006 and 2005

(in thousands)

(Unaudited)

	2006		2005
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	15,985	$2,554	15,908	$2,542
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors and Stock Option Plans	40	6	59	9

Balance at September 30	16,025	2,560	15,967	2,551

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		160,924		160,255
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors and Stock Option Plans		824		527

Balance at September 30		161,748		160,782

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,598)		(6,574)
Equity adjustment for minimum pension liability, net of tax		1,802		—
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(9)		—
Unrealized gain on derivative financial instruments, net of tax		95		757

Balance at September 30		(3,710)		(5,817)

RETAINED EARNINGS
Balance at beginning of year		45,083		38,513
Net income		3,259		6,647
Dividends on common stock: $0.38 per share for each period		(5,377)		(5,352)

Balance at September 30		42,965		39,808

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)
Treasury stock acquired	—	—	—	—

Balance at September 30	(1,640)	(18,617)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,385	$184,946	14,327	$178,707

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
COMPREHENSIVE INCOME (LOSS)
Net income	$731	$2,392	$3,259	$6,647
Equity adjustment for minimum pension liability, net of income taxes of $1,279	1,802	—	1,802	—
Reclassification adjustment for realized gain on derivative financial instruments, net of income tax of ($8)	(9)	—	(9)	—
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($536), $311, $67 and $517	(754)	457	95	757

Total comprehensive income	$1,770	$2,849	$5,147	$7,404

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

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (see Note 7.) The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations.

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

Reclassifications

For comparative purposes, certain amounts from prior years have been reclassified to conform to the current year presentation. The reclassifications had no impact on net income.

2. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which the Company adopted in January 2006. SFAS 154 requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to do so. When it

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. The adoption of SFAS 154 has not had a significant effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See Note 3 for additional information on this recently adopted accounting pronouncement.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more-likely-than-not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company will adopt FIN 48 in January 2007. The Company is currently evaluating the impact, if any, this accounting interpretation will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within generally accepted accounting principles (GAAP) for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company will adopt SFAS 157 in January 2008. The Company is currently evaluating the impact, if any, this Statement will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized as an asset or liability in a company’s statement of financial position and the changes in that funded status to be recognized through other comprehensive income in the year in which the changes occur. The Statement also requires the funded status of a plan to be measured as of the date of a company’s year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006, and accordingly, the Company will adopt SFAS 158 in December 2006. The Company is currently evaluating the impact SFAS 158 will have on its financial position, results of operations and cash flows. Had the new standard been in effect as of December 31, 2005, the Company estimates its shareholders’ equity would have been reduced by approximately $4,142, net of income taxes. The impact of adoption on December 31, 2006 could differ materially from $4,142, as it will reflect asset performance through the end of the year as well as interest rates and other factors that will be applicable as of December 31, 2006.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify the effects of misstatements using both a balance sheet “iron curtain” and income statement “rollover” approach, and consider the results of both, along with all other relevant quantitative and qualitative factors, in evaluating the materiality of unadjusted misstatements to the related financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and accordingly, the Company will adopt SAB 108 in December 2006. The Company does not anticipate the adoption of SAB 108 will have a material impact on its financial position, results of operations and cash flows.

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

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $69 and $230 in general and administrative services expense for the three and nine months ended September 30, 2006, respectively. The related tax benefits for the three and nine months ended September 30, 2006 were $29 and $95, respectively.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based employee compensation plans for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$2,392	$6,647
Add: stock-based employee compensation included in reported net income, net of related tax	33	87
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(42)	(135)

Pro forma net income	$2,383	$6,599

Basic earnings per share:
As reported	$0.17	$0.46
Pro forma	$0.17	$0.46

Diluted earnings per share:
As reported	$0.17	$0.46
Pro forma	$0.17	$0.46

The Company has D&E common stock reserved for issuance under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. The per-share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. The fair value of share awards is based on the market price of the Company’s common stock on the grant date. There were a combined total of 1,247,981 shares of common stock reserved for issuance under the plans at September 30, 2006.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

There were no stock option grants awarded in the nine months ended September 30, 2006. The grant-date fair value of 10,000 stock options awarded in the nine months ended September 30, 2005 was $3.13, which was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	5.05%
Expected life	5 Years
Expected volatility	50.06%
Risk-free interest rate	4.18%

There were a total of 221,405 stock options outstanding and exercisable with a weighted-average exercise price of $10.06 at September 30, 2006 and December 31, 2005. The weighted average remaining contractual term was approximately 4.4 years for stock options outstanding as of September 30, 2006. The total intrinsic value was approximately $653 for stock options outstanding and exercisable as of September 30, 2006.

Performance Restricted Shares

During the nine months ended September 30, 2006 and 2005, 36,700 and 37,400 common shares, respectively, were granted as performance restricted shares with performance conditions. The service period for the grants is three years. A performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goal or service period is not met, no performance restricted shares will be earned by the participant. If the performance goal and service period are fully achieved, 100% of the performance restricted shares will be earned by the participant. During the performance period, each performance restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. D&E accrues compensation cost related to these performance restricted shares on a straight-line basis over the requisite service period based upon the probability that the conditions to receive these shares will be met.

The performance condition related to the 2005 restricted share awards was met as of December 31, 2005. The performance condition related to the 2006 share awards is deemed probable of being met within the designated performance period.

During the nine months ended September 30, 2005, 10,000 shares of common stock were granted with market conditions. For share awards with market conditions, the effect of the condition on fair value was considered in the estimate of grant-date fair value using a binomial lattice model with the following assumptions:

Dividend yield	4.70%
Expected life	3 Years
Expected volatility	37.55%
Risk-free interest rate	4.75%

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The fair value of performance restricted shares is determined based on the market value of the Company’s shares on the grant date. A summary of the performance restricted share award activity and related information for the nine months ended September 30, 2006 is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	43,400	$8.89
Granted	36,700	8.52
Forfeited	(200)	9.32

Non-vested at September 30, 2006	79,900	$8.72

As of September 30, 2006, there was $400 of total unrecognized compensation expense related to performance restricted shares. The unrecognized compensation expense is expected to be recognized over the period ended December 31, 2008. The total fair value of non-vested shares granted that was recognized as compensation during the three and nine months ended September 30, 2006 was $69 and $202, respectively. The related tax benefits were $29 and $84 for the three and nine months ended September 30, 2006, respectively.

Fully Vested Shares

During the nine months ended September 30, 2006 and 2005, there were 3,100 and 2,297 fully vested shares of common stock, respectively, issued to employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the nine months ended September 30, 2006 and 2005 was $28 and $23, respectively, and the related tax benefits were $11 and $9, respectively. There were no fully vested shares issued during the three months ended September 30, 2006 and 2005.

4. Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 55,104, 76,312, 55,104 and 86,312 shares for the three and nine months ended September 30, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows how earnings per share were computed for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$1,652	$2,403	$4,484	$6,837
Loss from discontinued operations	(921)	(11)	(1,225)	(190)

Net income	$731	$2,392	$3,259	$6,647

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,377	14,316	14,362	14,295

Income from continuing operations	$0.11	$0.17	$0.31	$0.48
Loss from discontinued operations	(0.06)	0.00	(0.08)	(0.02)

Net income per common share	$0.05	$0.17	$0.23	$0.46

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,377	14,316	14,362	14,295
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	67	26	63	21

Adjusted weighted average shares outstanding (thousands)	14,444	14,342	14,425	14,316

Income from continuing operations	$0.11	$0.17	$0.31	$0.48
Loss from discontinued operations	(0.06)	0.00	(0.08)	(0.02)

Net income per common share	$0.05	$0.17	$0.23	$0.46

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

D&E has committed to fund certain of the operating cash needs of EuroTel, on an equal basis with the other investors, and, accordingly, will continue to recognize its equity share of EuroTel’s ongoing losses. Thus, a liability of $44 was recognized at September 30, 2006, which is reported in equity in net losses of affiliates in excess of investments and advances in the consolidated balance sheets.

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

The summarized results of the operations of EuroTel were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$—	$—	$—	$—
Net loss	(62)	(80)	(714)	(420)
D&E’s share of loss	(21)	(29)	(238)	(142)

The summarized results of operations of Pilicka were as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net sales	$3,037	$9,301
Net income	75	376
D&E’s share of income	—	—

6. Intangible Assets and Impairment Charge

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-lived assets of the Systems Integration segment, including the property, plant and equipment and the finite-lived intangible asset for customer relationships, were evaluated to determine if the carrying value of the asset exceeds the estimated fair value and may not be recoverable. Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. In the second quarter of 2006, management revised its forecast to lower the expected value of its customer relationships in the Systems Integration segment. Based on the results of management’s assessment, the Company recorded an intangible asset impairment charge of $2,375 for the customer relationships of the Systems Integration segment in the second quarter of 2006, of which $1,892 and $483 is reported in continuing and discontinued operations, respectively.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	September 30, 2006	December 31, 2005
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	74,000	75,700
Accumulated amortization and impairment charge	(25,249)	(19,756)

Net intangible assets	$154,379	$161,572

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the incumbent rural local exchange carrier (“RLEC”) segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and nine months ended September 30, 2006 and 2005 was $1,321, $1,395, $4,078 and $4,446 respectively. A customer relationship impairment charge of $2,375 was recorded in the nine months ended September 30, 2006. A customer relationship intangible asset with a net book value of $740 was included in the sale of assets described in Note 7.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2006	$5,384
2007	$5,227
2008	$5,227
2009	$5,227
2010	$5,227

7. Discontinued Operations

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of its Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”) under an Asset Purchase Agreement dated September 13, 2006. The Voice Systems Business generally consisted of D&E’s voice telephone equipment business, but does not include the professional data and information technology services, security, design and network monitoring operations of D&E’s Systems Integration segment.

The fair value of the sale consideration was $3,000 consisting of cash of $250, a promissory note for $2,400 (face value $2,500) issued by eComm and a 10% equity interest in eComm of $350, with a related

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

put right. The promissory note is subordinated to other debt of eComm and is collateralized by the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The note receivable requires interest only payments through December 31, 2006 and equal monthly principal payments plus interest beginning February 1, 2007 and continuing through October 2009. The note bears interest at the U.S. prime rate plus 1.75%, with a minimum interest rate of 7.5%. The 10% equity ownership interest in eComm is accounted for under the cost method in accordance with Accounting Principles Board Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company expects to have no significant continuing involvement in the Voice Systems Business after the sale.

The results of operations of the Voice Systems Business are reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Summarized income statement information for the discontinued operations of the Voice Systems Business are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	$2,491	$3,211	$7,005	$8,489

Depreciation and amortization	112	151	397	471
Intangible asset impairment	—	—	483	—
Other operating expenses	2,462	3,077	6,751	8,306

Total operating expenses	2,574	3,228	7,631	8,777

Operating loss	(83)	(17)	(626)	(288)
Income tax (benefit)	(32)	(6)	(271)	(98)

Loss from discontinued operations, net of taxes	$(51)	$(11)	$(355)	$(190)

The carrying amounts of the major classes of assets and liabilities included as part of the Voice Systems Business sold were as follows:

Inventory	$833
Work in process	164
Property and equipment	1,080
Customer relationship intangible asset	740
Goodwill	1,587
Accrued warranty liabilities	(74)
Advance billings and customer deposits	(669)

Net assets sold	$3,661

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The loss on the sale is calculated as follows:

Fair value of sale consideration	$3,000
Net assets sold	(3,661)
Sale costs	(124)

Loss on sale before income taxes	(785)
Income taxes	85

Loss on sale of Voice Systems Business, net of income taxes	$(870)

The effective tax rate of (10.8)% on the loss on sale of the Voice Systems Business is primarily due to a permanent tax difference of $1,231 from the goodwill included in the net assets sold.

The note receivable of $2,400 (face value $2,500) is reported in the consolidated balance sheets at September 30, 2006 as follows:

Accounts and notes receivable	$564
Other long-term assets	$1,836

8. Sale of Investment

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900 resulting in a gain of $2,043 before taxes ($1,348 net of taxes).

9. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	September 30, 2006 Average Interest Rate	Maturity	September 30, 2006	December 31, 2005
Senior Secured Revolving Credit Facility	7.07%	2011	$—	$7,000
Senior Secured Term Loan A	7.11%	2011	34,884	31,561
Senior Secured Term Loan B	6.67%	2011	144,241	145,439
Secured Term Loan	9.00%	2014	16,500	18,000
Secured Term Loan	9.00%	2014	12,375	13,500
Capital lease obligation			1,532	—

			209,532	215,500
Less current maturities			7,065	10,000

Total long-term debt			$202,467	$205,500

On September 19, 2006, D&E completed an amendment to its syndicated senior secured debt financing, consisting of a $25,000 revolving line of credit, Term Loan A in the amount of $36,061, Term Loan B in the amount of $144,689, and $28,875 of term indebtedness. The amendment reduced the interest rates on the indebtedness, provided greater flexibility in the financial covenants, extended the scheduled amortization of principal, eliminated the $10,000 permanent reduction on the revolving line of credit previously scheduled for December 31, 2006 and eliminated the requirement to maintain interest rate

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

protection with a weighted average life at least two years on 50% of total variable rate indebtedness. D&E also paid off the $7,000 balance on the revolving line of credit by drawing $7,000 from Term Loan A. On September 29, 2006, D&E made a voluntary principal prepayment of $750 of which $677 and $73 was applied to Term Loan A and Term Loan B, respectively.

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. D&E incurred a loss on early extinguishment of debt of $1,094, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $47 of debt issuance costs related to the amended credit facility. D&E capitalized approximately $337 of debt issuance costs related to the amended credit facility, which will be amortized into interest expense over the life of the amended credit facility.

Maturities of senior secured debt at September 30, 2006 are as follows:

Year	Amount
2006	$1,750
2007	7,000
2008	7,000
2009	7,000
2010	7,000
Thereafter	178,250

$208,000

In January 2006, D&E entered into a long-term capital lease obligation for the use of outside plant equipment in the amount of $1,573. Future minimum capital lease payments are as follows:

Year	Amount
2006	$42
2007	168
2008	168
2009	168
2010	168
Thereafter	1,699

Total minimum lease commitment	2,413
Less interest	881

Present value of minimum lease commitment	1,532
Less current maturities	65

Long-term obligation	$1,467

10. Derivative Financial Instruments

The Company utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. These swap agreements provide for the exchange of variable-rate payments for fixed-rate payments without the exchange of the underlying notional amounts by agreeing to pay an amount equal to a specified fixed rate of interest times the notional principal amount and to receive in turn an amount equal to a specified variable rate of interest times the same notional amount.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

In connection with the amendment to the senior secured debt financing described in Note 9, interest rate swap agreements with a notional amount of $75,000 were terminated. D&E received cash termination payments of $1,064, which will be amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements. These agreements were due to mature between November 2008 and December 2009. During the quarter ending September 30, 2006, the Company amortized $17 ($9 net of tax) of the termination payments as a reduction of interest expense.

As of September 30, 2006 and December 31, 2005, the Company had interest rate swap agreements with total notional amounts of $35,000 and $110,000, respectively, with maturity dates ranging from November 2006 to December 2009. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of September 30, 2006 and December 31, 2005 the fair value of the derivatives was recorded as a long-term asset of $177 and $1,079, respectively. Unrealized net gains of $177 ($104 net of tax) and $1,079 ($631 net of tax) at September 30, 2006 and December 31, 2005, respectively, related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended. At September 30, 2006, Accumulated Other Comprehensive Income (Loss) included unrealized net gains on the terminated agreements of $1,047 ($613 net of tax).

11. Commitments and Contingencies

D&E has obligations under a Build-to-Suit agreement (“BTS”) with Crown Castle International, Inc. (“Crown”) who acquired Mountain Union Telecom LLC on July 1, 2006. The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of the assets of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E was obligated to work with Crown to find and develop 20 wireless tower sites and, in the event its obligations under the BTS were not timely fulfilled, D&E was obligated to pay a penalty to Crown for nonperformance. Under the Asset Purchase Agreement, Keystone is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. Prior to August 2004, D&E paid Crown $900 for its BTS obligation due for nine wireless tower sites that were not constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations under the BTS a contingent liability. As of September 30, 2006, D&E has recorded $200 for its remaining commitment under the BTS.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

D&E has a guarantee agreement with Crown for lease obligations on wireless tower sites. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of September 30, 2006 is $10,060. The majority of these tower site leases and the Company’s guarantee will expire between 2011 and 2013. As of September 30, 2006, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the note, which was $6,250 as of September 30, 2006 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

12. Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$551	$640	$2	$(5)
Interest cost	921	901	40	35
Expected return on plan assets	(799)	(834)	(7)	(6)
Amortization of initial net obligation	—	—	—	1
Amortization of prior service cost	(29)	(17)	(41)	(40)
Amortization of net (gain) loss	307	361	21	17
Curtailment gain	(116)	—	—	—

Net periodic benefit cost	$835	$1,051	$15	$2

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$1,719	$1,921	$6	$15
Interest cost	2,779	2,702	120	133
Expected return on plan assets	(2,503)	(2,502)	(21)	(25)
Amortization of initial net obligation	—	—	—	12
Amortization of prior service cost	(63)	(51)	(123)	(90)
Amortization of net (gain) loss	1,023	1,082	61	58
Curtailment gain	(116)	—	—	—
Special termination benefits	—	—	112	—

Net periodic benefit cost	$2,839	$3,152	$155	$103

The net periodic benefit cost is reported in the condensed consolidated statements of operations as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2006	2005	2006	2005
Continuing operations	$877	$923	$13	$2
Discontinued operations	(42)	128	2	—

Net periodic benefit cost	$835	$1,051	$15	$2

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2006	2005	2006	2005
Continuing operations	$2,658	$2,774	$138	$91
Discontinued operations	181	378	17	12

Net periodic benefit cost	$2,839	$3,152	$155	$103

During the first quarter of 2006, the Company expensed $112 related to its commitment to provide long-term care policy reimbursement agreements included in the retirement packages for two senior executives. This amount has been incorporated into the accumulated post retirement obligation, and the ongoing annual postretirement benefits expense will increase by approximately $5.

On August 3, 2006, the Company approved a reduction in the future benefit accruals for certain employees under the D&E Communications, Inc. Employees’ Retirement Plan (“Retirement Plan”). Following a comprehensive evaluation of the plan, the Company decided to maintain a single formula for service after October 1, 2006. Under this formula, all eligible participants of the Retirement Plan will receive 1.1% of their final average compensation for each year of service rendered beginning on October 1, 2006. In addition, as of April 1, 2007, there will be a change to the definition of pensionable compensation under the Retirement Plan to include only base pay and a limited amount of commissions for a select group of participants so that their pensionable compensation is comparable to their peers. As a result of these changes, the expense for 2006 will be reduced by approximately $200 ($40 in the quarter ending September 30 and $160 for the quarter ending December 31).

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

On September 29, 2006, the Company sold its Voice Systems Business more fully described in Note 7. As a result of this sale and related workforce reduction of 53 employees, the D&E Communications, Inc. Employees’ Retirement Plan experienced a curtailment in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Based on a discount rate of 6% and the September 30, 2006 asset values, the Company recorded two adjustments as of September 30, 2006. These adjustments were a curtailment credit in the amount of $116, which reduced the Company’s pension liability, and a reduction to the Company’s Accumulated Other Comprehensive Income (Loss) in the amount of $1,802. As a result of the sale and based on the September 30, 2006 assets and discount rate, the expense for the remainder of 2006 is expected to be reduced by $157.

During the nine months ended September 30, 2006, D&E contributed $3,500 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates no additional contributions to its defined benefit plans during the remainder of 2006.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

13. Business Segment Data

D&E’s business segments are: incumbent rural local exchange carrier (“RLEC”), competitive local exchange carrier (“CLEC”), Internet Services and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income.

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Segment	2006	2005	2006	2005	2006	2005
RLEC	$24,291	$24,936	$2,725	$2,391	$7,646	$7,894
CLEC	9,812	9,806	709	633	187	6
Internet Services	3,895	3,256	22	8	(120)	(86)
Systems Integration	1,773	2,235	5	6	(1,055)	(1,301)
Corporate and Other	854	844	—	—	(487)	(498)
Eliminations	—	—	(3,461)	(3,038)	—	—

Total	$40,625	$41,077	$—	$—	$6,171	$6,015

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Segment	2006	2005	2006	2005	2006	2005
RLEC	$73,932	$74,994	$7,619	$7,014	$22,611	$23,116
CLEC	29,614	28,425	2,108	1,833	(55)	(1,193)
Internet Services	11,362	9,543	63	21	(124)	(686)
Systems Integration	4,793	7,143	24	21	(5,616)	(4,028)
Corporate and Other	2,570	2,575	—	—	(1,473)	(1,483)
Eliminations	—	—	(9,814)	(8,889)	—	—

Total	$122,271	$122,680	$—	$—	$15,343	$15,726

	Segment Assets
Segment	September 30, 2006	December 31, 2005
RLEC	$427,281	$435,193
CLEC	69,536	67,472
Internet Services	4,015	3,724
Systems Integration	12,005	16,792
Corporate and Other	461,569	461,931
Eliminations	(458,937)	(449,440)

Total	$515,469	$535,672

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating income from reportable segments	$6,658	$6,513	$16,816	$17,209
Corporate and other operating loss	(487)	(498)	(1,473)	(1,483)
Equity in net losses of affiliates	(21)	(29)	(238)	(142)
Interest expense	(3,832)	(3,615)	(11,537)	(10,436)
Loss on early extinguishment of debt	(1,094)	—	(1,094)	—
Gain on investment	—	—	—	2,043
Other, net	1,038	762	3,555	2,458

Income from continuing operations before income taxes and dividends on utility preferred stock	$2,262	$3,133	$6,029	$9,649

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

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements. These forward-looking statements involve certain risks and uncertainties, including, but not limited to:

•	changes in the competitive and technological environment in which we operate;

•	our ability to fund necessary investment in plant and equipment to remain competitive;

•	our current level of debt financing;

•	our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions;

•	government and regulatory policies at both the federal and state levels; and

•	reductions in rates or call volume that generate network access revenues.

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

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

condensed consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2005, as filed on Form 10-K with the Securities and Exchange Commission (“SEC”). We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

Business Segments

We operate as a rural local telephone company providing broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local exchange carrier, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services including local and long distance telephone services, broadband services, Internet access and, in certain of our markets, video services. We also provide business customers with systems integration services including professional data and information technology services, security, design and network monitoring.

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

As of September 30, 2006, we served 130,727 RLEC access lines, 42,012 CLEC access lines, 26,749 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 5,905 dial-up Internet access subscribers, 7,307 video subscribers and 944 web-hosting customers. For the quarter ended September 30, 2006, we generated total revenues of $40,625, operating income of $6,171 and net income of $731.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	We will implement an IP core network along with a softswitch platform to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP applications.

•	We will continue to operate under a disciplined strategy to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served on our own network facilities and moving existing customers from leased facilities to our own network.

•	We will pursue the goal of delivering excellence for our customers by providing reliable, responsive, state of the art broadband communications services, including voice, high-speed data, VoIP and, in certain of our RLEC and CLEC markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms – hybrid fiber coaxial in the State College CLEC market and ADSL2+ over the RLEC copper system in Union County, Pennsylvania. The deployment of video in our other RLECs remains under review and evaluation.

•	We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and information technology needs. We are creating a more direct link between our RLEC, CLEC and Internet customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and RLEC, CLEC or Internet services for a custom and differentiated offering including professional information technology services, network security services and network monitoring and response.

•	We will continue to make our commitment to customer service a top priority. Our network operations center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to speed up and enhance the customers’ experience when they call in service issues, we implemented a case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this, several automated tests were developed and implemented that allow us to analyze every issue that is called in, and within 2

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

Business Risks

Our primary business risks include the external threats of increased competition, the complex and uncertain regulatory environment in the telecommunications industry and the internal risk of our debt financing. Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a more extensive discussion of risk factors affecting our business.

•	Risk of increased competition

We have faced, and expect to continue to face, increased competition as a result of a convergence of technologies and a pro-competitive regulatory environment, which has eroded barriers to entry into some of our business segments.

Convergence of technologies

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, broadband services, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks, satellite companies’ satellite networks and electric companies’ electric lines. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that we are competing for our existing customer base in our RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The recent decreases in the number of access lines in our RLEC territories reflect such increased competition, in addition to the elimination of lines by our customers as they shift to DSL for high-speed Internet access.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2006 capital budget is approximately $28,000. However, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $209,532 as of September 30, 2006.

Pro-competitive regulatory environment

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	Complex and uncertain regulatory environment

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner.

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by National Exchange Carrier Association (“NECA”). If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a significant revenue loss. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will have a negative effect on the RLEC’s future revenues. The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006 and a two-year transition period for implementing the new calculations. We estimate that the impact of the new formulas and the transition plan on network access revenues will be approximately a $380 reduction for the six-month period beginning July 1, 2006, a reduction of $1,470 during fiscal year 2007, a reduction of $2,310 during fiscal year 2008 and an annual reduction of $2,474 thereafter.

On February 10, 2005, the FCC initiated a proceeding to develop a unified intercarrier compensation methodology. As a part of this proceeding, the FCC is now considering and soliciting comments from the public on the Missoula Plan, a proposal that was developed by industry representatives. The Missoula Plan, if adopted, would have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. Until the FCC adopts a specific proposal, it is impossible to predict how much the proposed changes will affect our company and whether they will be favorable or unfavorable.

The PUC is currently considering changes in intrastate switched access rates and USF reform for rural local exchange carriers in Pennsylvania. The proceeding, which began in December 2004, addresses the rates that RLECs charge to long distance carriers for intrastate toll calls that originate or terminate on local telephone lines. Our RLECs also receive funding from the Pennsylvania USF, which could be affected by the PUC’s investigation. We are currently supporting state industry efforts to have the PUC continue its stay of its access charge and PA USF investigation pending resolution of the FCC’s intercarrier compensation proceeding. We are also supporting state industry efforts to have the PUC file comments with the FCC to support, in general, the terms of the Missoula Plan. At this time, we cannot predict what the PUC’s response will be with regard to supporting the Missoula Plan or our requested stay of its access charge investigation.

There is limited regulation of Voice over Internet Protocol (“VoIP”) offerings at this time, placing VoIP at a possible regulatory advantage over traditional telephone services. Although VoIP is not regulated as a voice public utility service, the FCC has recently made several rulings that imposed certain regulatory

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

requirements on VoIP providers. VoIP providers are now required to enable their customers to access 911 services, comply with the Communications Assistance for Law Enforcement Act and contribute to the support of universal service. We have introduced VoIP offerings into our marketplace in anticipation of the demand for this voice communications product.

•	Risk of debt financing

We had indebtedness of $209,532, including current maturities and a capital lease obligation of $1,532, at September 30, 2006. Our indebtedness could restrict our operations because:

•	We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

•	Certain covenants in our loan agreement limit the amount of capital investment.

•	The level of indebtedness will make us more vulnerable to economic or industry downturns, and our debt service obligations increase our vulnerability to competitive pressures.

On September 19, 2006, we completed an amendment to our syndicated senior secured debt financing, consisting of a $25,000 revolving line of credit, Term Loan A in the amount of $36,061, Term Loan B in the amount of $144,689, and $28,875 of term indebtedness. The amendment reduced the interest rates on the indebtedness, provided greater flexibility in the financial covenants, extended the scheduled amortization of principal, eliminated the $10,000 permanent reduction on the revolving line of credit previously scheduled for December 31, 2006 and eliminated the requirement to maintain interest rate protection with a weighted average life at least two years on 50% of total variable rate indebtedness. We also paid off the $7,000 balance on the revolving line of credit by drawing $7,000 from Term Loan A.

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. We anticipate that the reduction in interest rates will result in an average annual cash savings of approximately $600 assuming the margin added to the U.S. prime or LIBOR rates in effect prior to the amendment would have been in effect throughout the term of the credit facilities using the amended loan amortization schedules. We incurred a loss on early extinguishment of debt of $1,094, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $47 of debt issuance costs related to the amended credit facility. We capitalized approximately $337 of debt issuance costs related to the amended credit facility, which will be amortized into interest expense over the life of the amended credit facility.

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our RLEC business segment provides cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends and the requirement to remain in compliance with financial covenants.

Results of Operations

The following table is a summary of our operating results by segment for the three months ended September 30, 2006 and 2005. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Three months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2006
Revenues – External	$24,291	$9,812	$3,895	$1,773	$854	$—	$40,625
Revenues – Intercompany	2,725	709	22	5	—	(3,461)	—

Total Revenues	27,016	10,521	3,917	1,778	854	(3,461)	40,625

Depreciation and Amortization	7,230	1,480	370	136	320	—	9,536
Other Operating Expenses	12,140	8,854	3,667	2,697	1,021	(3,461)	24,918

Total Operating Expenses	19,370	10,334	4,037	2,833	1,341	(3,461)	34,454

Operating Income (Loss)	$7,646	$187	$(120)	$(1,055)	$(487)	$—	$6,171

September 30, 2005
Revenues – External	$24,936	$9,806	$3,256	$2,235	$844	$—	$41,077
Revenues – Intercompany	2,391	633	8	6	—	(3,038)	—

Total Revenues	27,327	10,439	3,264	2,241	844	(3,038)	41,077

Depreciation and Amortization	7,470	1,324	347	228	294	—	9,663
Other Operating Expenses	11,963	9,109	3,003	3,314	1,048	(3,038)	25,399

Total Operating Expenses	19,433	10,433	3,350	3,542	1,342	(3,038)	35,062

Operating Income (Loss)	$7,894	$6	$(86)	$(1,301)	$(498)	$—	$6,015

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The following table is a summary of our operating results by segment for the nine months ended September 30, 2006 and 2005. Monetary amounts presented in the following discussion are in thousands, except per share amounts.

Nine months ended	RLEC	CLEC	Internet Services	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2006
Revenues – External	$73,932	$29,614	$11,362	$4,793	$2,570	$—	$122,271
Revenues – Intercompany	7,619	2,108	63	24	—	(9,814)	—

Total Revenues	81,551	31,722	11,425	4,817	2,570	(9,814)	122,271

Depreciation and Amortization	21,545	4,365	1,092	539	948	—	28,489
Other Operating Expenses	37,395	27,412	10,457	9,894	3,095	(9,814)	78,439

Total Operating Expenses	58,940	31,777	11,549	10,433	4,043	(9,814)	106,928

Operating Income (Loss)	$22,611	$(55)	$(124)	$(5,616)	$(1,473)	$—	$15,343

September 30, 2005
Revenues – External	$74,994	$28,425	$9,543	$7,143	$2,575	$—	$122,680
Revenues – Intercompany	7,014	1,833	21	21	—	(8,889)	—

Total Revenues	82,008	30,258	9,564	7,164	2,575	(8,889)	122,680

Depreciation and Amortization	22,421	3,635	1,021	789	857	—	28,723
Other Operating Expenses	36,471	27,816	9,229	10,403	3,201	(8,889)	78,231

Total Operating Expenses	58,892	31,451	10,250	11,192	4,058	(8,889)	106,954

Operating Income (Loss)	$23,116	$(1,193)	$(686)	$(4,028)	$(1,483)	$—	$15,726

Historically, we have derived a majority of our revenues and substantially all of our operating income from the RLEC segment. Our RLEC revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, directory and regional toll service. Our CLEC focuses primarily on businesses, and revenue is derived primarily from local telephone service, network access charges, enhanced telephone services and long distance service revenue. Our Internet Services revenue is derived from broadband and dial-up Internet access services, web-hosting services and VoIP service. Our Systems Integration revenue is derived from the sale of professional data and information technology services and equipment that support the design, implementation and maintenance of client-focused technology solutions including local and wide area networks.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our RLEC segment incurs costs related to network access charges, directory expense, and other operations expenses such as digital electronic switch expense, engineering and outside plant costs. Our CLEC incurs costs related to leased network facilities associated with providing local telephone service to customers, engineering costs, and network access costs for local calls and long distance expense. Our Internet Services segment incurs leased network facilities costs for our broadband and dial-up Internet access services. Our Systems Integration business incurs expenses primarily related to wages and employee benefit costs, and, to a lesser degree, equipment and materials used in the provision of our services and sales of computer equipment.

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

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”). The fair value of the sale consideration was $3,000 and included $250 in cash paid on the closing date, the receipt of a $2,400 ($2,500 face value) promissory note issued by eComm and a 10% equity interest in eComm of $350 with a related put right. The promissory note is subordinated to other debt of eComm and is collateralized by the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations.

Consolidated Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Consolidated revenues decreased $452, or 1.1%, to $40,625 for the quarter ended September 30, 2006, from $41,077 for the same period in 2005. The decrease included a $631 decline in network access revenues primarily due to lower NECA settlements and lower minutes of use and rates, a decrease of $166 in dial-up revenue due to fewer subscribers, and a $424 decline in long distance toll revenues due to a reduction in the average rate per minute of use and lower minutes of use. Computer equipment sales decreased $347 and professional services revenue decreased $143 primarily due to several large sales in the prior year, which were not repeated in the current year. These decreases were partially offset by increases of $784 of DSL revenue attributable to additional customers, directory revenue of $334 as a result of the higher published value of the directories and long distance circuit revenue of $131 from additional circuits in service.

Consolidated operating income increased $156, to $6,171, for the third quarter of 2006, from $6,015 in the same period of 2005. Operating income as a percentage of revenue increased to 15.2% in the third quarter of 2006, compared to 14.6% in the same period of 2005. The increase was primarily due to lower operating expenses. Subcontractor costs decreased $210 primarily as a result of lower professional services revenue. Network access expense decreased $257 primarily from lower long distance minutes of use. Cost of goods sold decreased $210 due to lower computer equipment sales. Depreciation expense decreased $127 primarily from the changes in estimated lives of RLEC fixed assets in 2005 and other operating taxes decreased $187. Employee benefits increased $275 due to increased short-term incentive plan expenses.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Cost of services increased $163 primarily as a result of the increase in long distance circuit revenue and CLEC customer growth. Directory expense increased $389 due to higher publishing costs of the directories and settlement adjustments for prior year directories.

Other income and expense was a net expense of $3,909 in the third quarter of 2006, compared to a net expense of $2,882 for the same period in 2005.

•	Interest expense increased to $3,832 in the third quarter of 2006, compared to $3,615 in the same period of 2005, as a result of higher short-term interest rates.

•	We incurred a loss in 2006 on early extinguishment of debt of $1,094 as a result of amendments to our long-term debt on September 19, 2006. The loss consisted of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $47 of debt issuance costs related to the amended credit facility.

•	Other income was $1,038 in 2006 compared to $762 in 2005. Other income included $931 of interest income and principal repayments collected in the third quarter of 2006 on the note received from the sale of assets of Conestoga Wireless and $442 of principal and interest received in the third quarter of 2005. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Income taxes were $594 in the third quarter of 2006, compared to $714 for the same period in 2005. The effective income tax rate was 26.3% for the third quarter of 2006, compared to 22.8% for the same period of the prior year. The effective income tax rates for both periods are lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense. The effective income tax rate for the third quarter of 2005 was also impacted by a reduction of income tax expense of $353 due to adjusting federal and state provisions for 2004 to the actual tax returns filed in 2005.

Loss from operations of the discontinued Voice Systems Business was $51, net of tax, for the quarter ended September 30, 2006 compared to a loss of $11, net of tax, in the same period of 2005. We recognized a loss of $870, net of tax, on the sale of the Voice Systems Business in the third quarter of 2006.

Net income was $731, or $0.05 per share, in the third quarter of 2006 compared to a net income of $2,392, or $0.17 per share, in the third quarter of 2005. The primary reasons for the decrease in net income were the loss on the early extinguishment of debt of $1,094 ($640, or $0.04 per share, after tax) and the loss on the sale of the Voice Systems Business of $870, net of tax, or $0.06 per share. Included in the third quarter 2005 results was a reduction of income tax expense of $353, or $0.02 per share, due to adjusting federal and state tax provisions for 2004 to the actual tax returns filed in 2005. Net income before these items was $2,241, or $0.15 per share, for the quarter ended September 30, 2006, compared to $2,039, or $0.15 per share for the quarter ended September 30, 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Consolidated revenues decreased $409, or 0.3%, to $122,271 for the nine months ended September 30, 2006, from $122,680 for the same period in 2005. The decrease included $1,979 of lower professional

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

services revenue primarily attributable to the expiration of a major computer services contract as of June 30, 2005 and a decrease of approximately $1,938 in network access revenues primarily due to lower minutes of use and rates, partially offset by increased NECA settlements. Long distance toll revenues declined $1,285 due to a reduction in the average rate per minute of use and lower minutes of use. Computer equipment sales decreased $387 primarily due to several large sales in the prior year, which were not repeated in the current year, and dial-up Internet access revenue declined $511 as a result of fewer subscribers. These decreases were partially offset by increases of $919 in local telephone service primarily from additional CLEC business customers, $2,263 of DSL revenue attributable to additional customers, long distance circuit revenue of $1,462 from additional circuits in service and directory revenue of $1,195 as a result of the higher published value of the directories.

Consolidated operating income decreased $383, to $15,343, for the first nine months of 2006, from $15,726 in the same period of 2005. Operating income as a percentage of revenue decreased to 12.5% in the first nine months of 2006, compared to 12.8% in the same period of 2005. The decrease in operating income was primarily due to an intangible asset impairment loss of $2,375 for the customer relationships of the Systems Integration segment in the second quarter of 2006 of which $1,892 and $483 is reported in continuing and discontinued operations, respectively. Wages decreased $1,334 due to fewer employees. Network access expense decreased $871 due to lower long distance minutes of use and the savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Subcontractor costs decreased $829 as a result of lower professional services revenue. Cost of goods sold decreased $413 primarily due to lower computer equipment sales. Depreciation expense decreased $234 primarily from the changes in estimated lives of RLEC fixed assets in 2005 and other operating taxes decreased $184. Employee benefits increased $183 due to increased short-term incentive plan expenses. Cost of services increased $608 primarily as a result of the increase in long distance circuit revenue and CLEC customer growth. Consulting fees increased $250 related to new software to provide enhanced customer service and communication facility maintenance support. Leased communications facilities expense increased $315 primarily due to a one-time vendor billing adjustment of $248 for fiber circuits. Directory expense increased $855 due to higher publishing costs.

Other income and expense was a net expense of $9,314 in the first nine months of 2006, compared to a net expense of $6,077 for the same period in 2005.

•	Interest expense increased to $11,537 in the first nine months of 2006, compared to $10,436 in the same period of 2005, as a result of higher short-term interest rates.

•	A gain on investment from the sale of our interest in PenTeleData added $2,043 of income in 2005 with no similar transaction in 2006.

•	We incurred a loss in 2006 on early extinguishment of debt of $1,094 as a result of amendments to our long-term debt on September 19, 2006. The loss consisted of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $47 of debt issuance costs related to the amended credit facility.

•	Other income was $3,555 in 2006 compared to $2,458 in 2005. Other income included $2,692 of interest income and principal repayments collected in 2006 on the note received

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

from the sale of assets of Conestoga Wireless and $1,381 of principal and interest received in 2005. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Income taxes were $1,496 in the first nine months of 2006, compared to $2,763 for the same period in 2005. The effective income tax rate of approximately 24.8% for the first nine months of 2006 is lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense and a deferred tax benefit on the intangible asset impairment loss. The effective income tax rate of approximately 28.6% for the first nine months of 2005 is lower than the federal statutory rate primarily from a reduction of income tax expense of $353 due to adjusting federal and state tax provisions for 2004 to the actual tax returns filed in 2005 and due to the gain on the sale of investment not being fully subject to state income tax.

Loss from operations of the discontinued Voice Systems Business was $355, net of tax, for the nine months ended September 30, 2006 compared to a loss of $190, net of tax, for same period of 2005. We recognized a loss of $870, net of tax, on the sale of the Voice Systems Business in the third quarter of 2006.

Net income was $3,259, or $0.23 per share, in the first nine months of 2006 compared to $6,647, or $0.46 per share, in the first nine months of 2005. Included in the 2006 results were the loss on early extinguishment of debt of $1,094 ($640, or $0.04, per share, after tax), the customer relationship intangible asset impairment loss from continuing operations of $1,892 ($1,107, or $0.08 per share, after tax) and the loss on the sale of the Voice Systems Business of $870, net of tax, or $0.06 per share. Included in the 2005 results was a gain on investment of $2,043 ($1,348, or $0.09 per share, after tax) from the sale of our ownership interest in PenTeleData and the reduction of income tax expense of $353, or $0.02 per share, due to adjusting federal and state tax provisions for 2004 to the actual tax returns filed in 2005. Net income before these items was $5,876, or $0.41 per share, for the nine months ended September 30, 2006, compared to $4,946, or $0.35 per share, for the nine months ended September 30, 2005.

On August 3, 2006, the Company approved a reduction in the future benefit accruals for certain employees under the D&E Communications, Inc. Employees’ Retirement Plan. As a result of the reduction in future benefit accruals, pension expense for 2006 will be reduced approximately $200 ($40 in the quarter ending September 30 and $160 for the quarter ending December 31). Ongoing annual expense thereafter is estimated to be $693 lower due to these modifications to the plan. On September 29, 2006, the Company sold its Voice Systems Business. As a result of this sale and related workforce reduction of 53 employees, the D&E Communications, Inc. Employees’ Retirement Plan experienced a plan curtailment in accordance with SFAS No. 88, “Employers’ Accounting for Settlements Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Ongoing annual expense in the future is estimated to be $226 lower due to the reduction in future benefit accruals for the 53 employees who left the Company.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

RLEC Segment Results

	Three months ended September 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$8,256	$8,398	$(142)	(1.7)
Network Access	12,944	13,251	(307)	(2.3)
Directory	4,418	4,097	321	7.8
Other	1,398	1,581	(183)	(11.6)

Total Revenues	27,016	27,327	(311)	(1.1)

Depreciation and Amortization	7,230	7,470	(240)	(3.2)
Other Operating Expenses	12,140	11,963	177	1.5

Total Operating Expenses	19,370	19,433	(63)	(0.3)

Operating Income	$7,646	$7,894	$(248)	(3.1)

Access Lines at September 30	130,727	135,457	(4,730)	(3.5)

RLEC segment revenues decreased $311, or 1.1%, to $27,016 in the three months ended September 30, 2006, from $27,327 in the three months ended September 30, 2005. Local telephone service revenue decreased $142 as a result of the decline in access lines, offset by an increase in basic service rates effective August 1, 2005. Network access revenue decreased $307, primarily due to a reduction in interstate access revenues of $663 as a result of lower rates, minutes of use and lower NECA settlements, partially offset by increased intersegment DSL revenue of $343 from increased subscribers. Intrastate access rates increased July 1, 2006; however, fewer minutes of use almost entirely offset the effect of the rate increase. Directory revenue increased $321 as a result of the higher published values of the directories.

RLEC operating expenses decreased $63, or 0.3%, to $19,370 in the third quarter of 2006, from $19,433 in the same period of the prior year. Depreciation decreased $240 due to changes in the estimated lives of various fixed asset categories in 2005. Corporate overhead expenses decreased $139 as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Network access expense decreased $230 primarily from lower long distance minutes of use. Employee benefits increased $156 primarily from short-term incentive plan expenses. Directory expense increased $389 due to higher publishing costs of the directories and settlement adjustments for prior year directories.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$24,892	$24,801	$91	0.4
Network Access	39,450	40,801	(1,351)	(3.3)
Directory	12,998	11,851	1,147	9.6
Other	4,211	4,555	(344)	(7.6)

Total Revenues	81,551	82,008	(457)	(0.6)

Depreciation and Amortization	21,545	22,421	(876)	(3.9)
Other Operating Expenses	37,395	36,471	924	2.5

Total Operating Expenses	58,940	58,892	48	0.1

Operating Income	$22,611	$23,116	$(505)	(2.2)

Access Lines at September 30	130,727	135,457	(4,730)	(3.5)

RLEC segment revenues decreased $457, or 0.6%, to $81,551 in the nine months ended September 30, 2006, from $82,008 in the nine months ended September 30, 2005. Local telephone service revenue increased $91 as a result of the increase in basic service rates effective August 1, 2005 partially offset by a decrease in access lines. Network access revenue decreased $1,351, due to decreases of approximately $1,008 of special access revenue primarily from lower rates and fewer circuits, a reduction in interstate access revenues of $1,022 primarily due to lower rates and minutes of use, a reduction in intrastate access revenue of $497 primarily from decreased minutes of use offset by the effect of a rate increase on July 1, 2006, a $294 reduction in intrastate access revenue as a result of a billing error correction in the second quarter of 2006 and a $337 reduction in subscriber line charges due to the decline in access lines. The decreases were partially offset by an increase of $905 due to NECA settlement pool adjustments and changes in NECA average schedule settlement formulas effective July 2005 and additional inter-segment DSL revenue of $802 due to an increase in subscribers. Directory revenue increased $1,147 as a result of the higher published values of the directories. Other revenue decreased $344 primarily from lower long distance toll revenue of $231 due to decreased minutes of use.

RLEC operating expenses increased $48, or 0.1%, to $58,940 in the first nine months of 2006, from $58,892 in the same period of the prior year. Depreciation decreased $876 due to changes in the estimated lives of various fixed asset categories in 2005. Corporate overhead expenses decreased $684 as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Consulting fees increased $324 primarily relating to new software to provide enhanced customer service and communication facility maintenance support. Directory expense increased $855 due to higher publishing costs. Employee benefits increased $384 primarily from short-term incentive plan expenses.

The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006 and a two-year transition period for implementing the new calculations. We estimate that the impact of the new formulas and the transition plan on network access revenues will be approximately a $380 reduction for the six-month period beginning July 1, 2006, a reduction of $1,470 during fiscal year 2007, a reduction of $2,310 during fiscal year 2008 and an annual reduction of $2,474 thereafter.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

On June 22, 2006, the PUC approved RLEC rate increases to be effective on July 1, 2006. The rate increases were requested in accordance with our PUC approved Chapter 30 Plans, as amended pursuant to Act 183. The majority of the rate increases were in network access revenues and are based on the application of an industry price cap formula, which measures the current rate of inflation. The new monthly rates were calculated using historical data for our access lines and minutes of use and were designed to generate an increase in annual revenue of $2,268. The actual annual revenue increase will be different from this amount to the extent that actual access lines and minutes of use differ from the historical data that we used in developing the new rates. We estimate that RLEC access lines will continue to decline due to increasing competition.

We have entered into a new three-year agreement for the publication of certain directories whereby the responsibility for publication and distribution of the directory and the related financial risks will become the responsibility of the publisher beginning in the fourth quarter of 2006. As a result, our directory revenue as new directories are published will only be the annual fee paid to the Company for access to our customers. This arrangement will decrease directory revenue, based upon 2005 levels, approximately $1,900 in the fourth quarter of 2006, $11,800 in 2007, $12,500 in 2008 and $12,800 in 2009. Our directory expense will also decrease approximately $1,800 in the fourth quarter of 2006, $11,000 in 2007 and $11,200 in 2008 and 2009. The net effect of the decrease in directory revenue and expense will result in a reduction in operating income of approximately $100 in the fourth quarter of 2006, $800 in 2007, $1,300 in 2008 and $1,600 in 2009.

CLEC Segment Results

	Three months ended September 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$3,828	$3,658	$170	4.6
Network Access	1,554	1,400	154	11.0
Long Distance	4,985	5,231	(246)	(4.7)
Other	154	150	4	2.7

Total Revenues	10,521	10,439	82	0.8

Depreciation and Amortization	1,480	1,324	156	11.8
Other Operating Expenses	8,854	9,109	(255)	(2.8)

Total Operating Expenses	10,334	10,433	(99)	(0.9)

Operating Income	$187	$6	$181	3,016.7

Access Lines at September 30	42,012	40,703	1,309	3.2

CLEC segment revenues increased $82, or 0.8%, to $10,521 in the three months ended September 30, 2006, from $10,439 in the three months ended September 30, 2005. Local telephone service revenue increased $170 as a result of increased access lines for new business customers, August 2005 rate increases and growth in private network circuits. Network access revenue increased $154 primarily from additional interstate access revenue due to higher rates and minutes of use offset by a reduction in intrastate access

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

revenue primarily due to lower minutes of use. Long distance circuit revenue increased $121 from additional circuits while long distance toll revenue decreased $367 due to a decline in the average rate per minute of use and lower minutes of use. We anticipate the long distance average rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment decreased $99, or 0.9%, to $10,334 in the third quarter of 2006, from $10,433 in the same period of 2005. Cost of services expense for T-1 circuits increased $229 due to increased long distance circuit revenue and access line growth while all other CLEC cost of services decreased $322 primarily due to lower intersegment circuit trunking expenses. Depreciation expense increased $156 from asset additions and decreases in estimated lives of certain assets. Network access expense increased $203 due to long distance expense credit received in the prior year not repeated in the current year. Wages decreased $108 and uncollectible expense decreased $123.

	Nine months ended September 30,
	2006	2005	Change	% Change
Revenues:
Local Telephone Service	$11,369	$10,731	$638	5.9
Network Access	4,730	4,202	528	12.6
Long Distance	15,183	14,847	336	2.3
Other	440	478	(38)	(7.9)

Total Revenues	31,722	30,258	1,464	4.8

Depreciation and Amortization	4,365	3,635	730	20.1
Other Operating Expenses	27,412	27,816	(404)	(1.5)

Total Operating Expenses	31,777	31,451	326	1.0

Operating Loss	$(55)	$(1,193)	$1,138	(95.4)

Access Lines at September 30	42,012	40,703	1,309	3.2

CLEC segment revenues increased $1,464, or 4.8%, to $31,722 in the nine months ended September 30, 2006, from $30,258 in the nine months ended September 30, 2005. Local telephone service revenue increased $638 as a result of increased access lines for new business customers, August 2005 rate increases and growth in private network circuits. Network access revenue increased $528 primarily from additional interstate access revenue due to higher rates and minutes of use, offset by a reduction in intrastate access revenue primarily due to lower minutes of use. Long distance circuit revenue increased $1,431 from additional circuits while long distance toll revenue decreased $1,095 due to a decline in the average rate per minute of use and lower minutes of use. We anticipate the long distance average rate per minute will continue to decrease as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Operating expenses for the CLEC segment increased $326, or 1.0%, to $31,777 in the nine months ended 2006, from $31,451 in the same period of 2005. Cost of services increased $362 as a result of the increase in long distance circuit revenue and customer growth. Depreciation expense increased $730 from asset additions and decreases in estimated lives of certain assets. Network access expense decreased $530

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls and lower minutes of use. Leased communications facilities expense increased $309 primarily due to a one-time vendor billing adjustment of $248 for fiber circuits. Customer service and administrative wages decreased $333. Other expenses decreased including information technology expenses, uncollectible expense and operating taxes.

Internet Services Segment Results

	Three months ended September 30,
	2006	2005	Change	% Change
Revenues	$3,917	$3,264	$653	20.0
Depreciation and Amortization	370	347	23	6.6
Other Operating Expenses	3,667	3,003	664	22.1

Total Operating Expenses	4,037	3,350	687	20.5

Operating Loss	$(120)	$(86)	$(34)	39.5

Customers at September 30
DSL/High-Speed Internet	26,749	17,375	9,374	54.0
Dial-up Access	5,905	8,957	(3,052)	(34.1)
Web-hosting Services	944	946	(2)	(0.2)

Internet Services segment revenues increased $653, or 20.0%, to $3,917 in the three months ended September 30, 2006, from $3,264 in the three months ended September 30, 2005. DSL revenue increased $785 as a result of increased subscribers, offset by a reduction in the average revenue per subscriber. The decrease in the number of dial-up subscribers resulted in a $166 decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $687, or 20.5%, to $4,037 in the third quarter of 2006, from $3,350 in the same period of 2005. Direct cost of services increased $368 as a result of higher costs due to DSL subscriber growth. Wages and benefits increased $235, primarily for sales personnel. The VoIP service costs were $56 for the third quarter of 2006 compared to $115 in the same period of the prior year. The decline in VoIP service costs is due to higher start-up and planning costs in 2005.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2006	2005	Change	% Change
Revenues	$11,425	$9,564	$1,861	19.5
Depreciation and Amortization	1,092	1,021	71	7.0
Other Operating Expenses	10,457	9,229	1,228	13.3

Total Operating Expenses	11,549	10,250	1,299	12.7

Operating Loss	$(124)	$(686)	$562	(81.9)

Customers at September 30
DSL/High-Speed Internet	26,749	17,375	9,374	54.0
Dial-up Access	5,905	8,957	(3,052)	(34.1)
Web-hosting Services	944	946	(2)	(0.2)

Internet Services segment revenues increased $1,861, or 19.5%, to $11,425 in the nine months ended September 30, 2006, from $9,564 in the nine months ended September 30, 2005. DSL revenue increased $2,264 as a result of increased subscribers, offset by a reduction in the average revenue per subscriber. The decrease in the number of dial-up subscribers resulted in a $512 decrease in dial-up revenue.

Operating expenses for the Internet Services segment increased $1,299, or 12.7%, to $11,549 in the nine months ended September 30, 2006 from $10,250 in the same period of 2005. Direct cost of services increased $583 as a result of higher costs due to DSL subscriber growth partially offset by reductions in broadband transport costs. Wages and benefits increased $387. Other operating expenses, including depreciation, network operations, customer service and billing expenses, increased as a result of growth in DSL subscribers. The VoIP service costs were $304 for the nine months ended September 30, 2006 compared to $376 in the same period of the prior year.

Systems Integration Segment Results

	Three months ended September 30,
	2006	2005	Change	% Change
Revenues	$1,778	$2,241	$(463)	(20.7)
Depreciation and Amortization	136	228	(92)	(40.4)
Other Operating Expenses	2,697	3,314	(617)	(18.6)

Total Operating Expenses	2,833	3,542	(709)	(20.0)

Operating Loss	$(1,055)	$(1,301)	$246	(18.9)

Systems Integration segment revenues decreased $463, or 20.7%, to $1,778 in the three months ended September 30, 2006, from $2,241 in the three months ended September 30, 2005. Communications products sold decreased $312 and communications services revenue decreased $156 primarily due to several large sales in the prior year, which were not repeated in the current year.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the Systems Integration segment decreased $709, or 20.0%, to $2,833 in the third quarter 2006, from $3,542 in the same period of 2005. The major expense variances were a decrease of approximately $265 in wages and subcontractor services, a decrease in employee benefits of $110 and a decrease of $92 in depreciation and amortization. Cost of goods sold decreased $167 primarily due to lower computer equipment sales. Rent expense decreased $68 due to a move to smaller and less expensive office space.

	Nine months ended September 30,
	2006	2005	Change	% Change
Revenues	$4,817	$7,164	$(2,347)	(32.8)
Depreciation and Amortization	539	789	(250)	(31.7)
Intangible Asset Impairment	1,892	—	1,892	100.0
Other Operating Expenses	8,002	10,403	(2,401)	(23.1)

Total Operating Expenses	10,433	11,192	(759)	(6.8)

Operating Loss	$(5,616)	$(4,028)	$(1,588)	39.4

Systems Integration segment revenues decreased $2,347, or 32.8%, to $4,817 in the nine months ended September 30, 2006, from $7,164 in the nine months ended September 30, 2005. Communications services revenue decreased $2,172 primarily as a result of the expiration, on June 30, 2005, of a large government services contract. Communications products sold decreased $325 primarily due to several large computer equipment sales in the prior year, which were not repeated in the current year.

Operating expenses for the Systems Integration segment decreased $759, or 6.8%, to $10,433 in the nine months ended September 30, 2006, from $11,192 in the same period of 2005. The major expense variances were an intangible asset impairment loss of $1,892 for customer relationships, which was partially offset by a decrease of approximately $1,510 in wages and subcontractor services, a decrease in employee benefits of $360 and a decrease of $250 in depreciation and amortization. Cost of goods sold decreased $193 primarily due to lower computer equipment sales. Rent expense decreased $106 due to a move to smaller and less expensive office space and the corporate overhead expense allocation decreased $169.

On September 29, 2006, we completed the sale of the Voice Systems Business of the Systems Integration segment for $3,000 to eComm. We received $250 in cash, a $2,400 (face value $2,500) promissory note issued by eComm and a 10% equity interest in eComm with a fair value of $350 and a related put right. The Systems Integration segment will now focus on the professional data and information technology services, security, design and network monitoring operations, which were not included in the sale.

Recently Adopted Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which the Company adopted in January 2006. SFAS 154 requires retrospective application to reflect the

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

period-specific effects of applying a new accounting principle, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. The adoption of SFAS 154 has not had a significant effect on the Company’s financial position, results of operations or cash flows.

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

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $230 for the nine months ended September 30, 2006.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Nine months ended September 30,
	2006	2005
Net cash provided by (used in) continuing operations:
Operating activities	$24,559	$29,042
Investing activities	(18,048)	(18,640)
Financing activities	(11,855)	(15,316)

	$(5,344)	$(4,914)

Net cash provided by operating activities was $24,559 in the nine months ended September 30, 2006, compared with $29,042 in the same period of 2005. Net cash provided by operating activities in the nine months ended September 30, 2006 was primarily attributable to net income plus non-cash expenses for depreciation and amortization, offset by reductions in accounts payable, accrued taxes and interest and advance billings. The primary reason for the decrease from 2005 to 2006 was an increase in income tax payments of $3,438 in 2006 over 2005 and increased accounts payable payments in the nine months ended September 30, 2006 compared to the same period of 2005.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Net cash used in investing activities was $18,048 in the nine months ended September 30, 2006, compared with net cash used of $18,640 in the same period of 2005. Capital additions in the first nine months of 2006 were primarily for information technology upgrades of approximately $5,400, communications network enhancements of approximately $8,500 and outside plant additions totaling approximately $4,900. Investing activities included a cash receipt of $2,900 from the sale of our interest in PenTeleData in February 2005 with no similar receipt in 2006. In the first nine months of 2006, principal payments of $2,125 were received on the note that was part of the sale price for the Conestoga Wireless assets compared to $1,000 received in the same period of 2005. We are scheduled to receive additional principal payments of $750 on this note during the remainder of 2006.

Net cash used in financing activities was $11,855 in the nine months ended September 30, 2006, compared with $15,316 of net cash used in the same period of 2005. In the first nine months of 2006, payment of dividends of $5,129 was a slight increase in use of funds from dividends paid in the same period of 2005 as a result of an increase in shares outstanding. Long-term debt payments were $7,541 in the nine months ended September 30, 2006, including a $750 voluntary prepayment made on September 29, 2006. The long-term debt refinancing on September 19, 2006 was the significant financing activity in 2006 with proceeds of $180,750, which were used to repay the original loan. Scheduled and voluntary repayments of long-term bank debt totaled $10,500 for the first nine months of 2005.

External Sources of Capital at September 30, 2006

On September 19, 2006, we completed an amendment to our syndicated senior secured debt financing, consisting of a $25,000 revolving line of credit, Term Loan A in the amount of $36,061, Term Loan B in the amount of $144,689, and $28,875 of term indebtedness. The amendment reduced the interest rates on the indebtedness, provided greater flexibility in the financial covenants, extended the scheduled amortization of principal, eliminated the $10,000 permanent reduction on the revolving line of credit previously scheduled for December 31, 2006 and eliminated the requirement to maintain interest rate protection with a weighted average life at least two years on 50% of total variable rate indebtedness. We also paid off the $7,000 balance on the revolving line of credit by drawing $7,000 from Term Loan A.

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. We anticipate that the reduction in interest rates will result in an average annual cash savings of approximately $600 assuming the margin added to the U.S. prime or LIBOR rates in effect prior to the amendment would have been in effect throughout the term of the credit facilities using the amended loan amortization schedules. We incurred a loss on early extinguishment of debt of $1,094, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $47 of debt issuance costs related to the amended credit facility. We capitalized approximately $337 of debt issuance costs related to the amended credit facility, which will be amortized into interest expense over the life of the amended credit facility.

As of September 30, 2006, our credit facility consists of Term Loan A (a single draw senior term loan with a remaining balance of $34,884), Term Loan B (a single draw senior term loan with a remaining

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

balance of $144,241), Secured Term Loans (single draw loans with a remaining balance of $28,875) and a senior revolving credit facility, with a total availability of $25,000 ($25,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

Term Loan A requires interest payments with $500 quarterly principal payments, which continue through the first quarter of 2011, and one final principal payment in the second quarter of 2011. Term Loan B requires interest payments with $375 quarterly principal payments, which continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at the U.S. prime rate plus an applicable margin or at LIBOR rates plus an applicable margin based on our leverage ratio. Term Loan B bears interest at our option at either the U.S. prime rate plus 0.75% or a one, two, three or six month LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. A commitment fee of 0.25% must be paid on the unused portion of the revolving credit facility. The Secured Term Loans bear interest at a fixed rate of 9.0% and require equal quarterly principal payments through the fourth quarter of 2014.

The interest rates on the amended credit facility depending on the leverage ratio are as follows:

Term Loan A	U.S. Prime plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00%

Term Loan B	U.S. Prime plus 0.75 or LIBOR plus 1.75%

Revolving Loan	U.S. Prime plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00%

Maturities of senior secured debt at September 30, 2006, under the September 19, 2006 and March 5, 2004 credit facilities are as follows:

Year	September 19, 2006 Credit Facility	March 5, 2004 Credit Facility
2006	$1,750	$2,500
2007	7,000	12,500
2008	7,000	12,500
2009	7,000	12,500
2010	7,000	9,061
Thereafter	178,250	158,939

	$208,000	$208,000

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of September 30, 2006, we had no other unsecured lines of credit. As of September 30, 2006, $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 52.9% at September 30, 2006 from 53.7% at December 31, 2005 due to our long-term debt principal repayments.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The financial covenant ratios at September 30, 2006, under the September 19, 2006 and March 5, 2004 credit facilities are as follows:

	September 19, 2006 Credit Facility	March 5, 2004 Credit Facility
Total Leverage Ratio = Indebtedness divided by Cash Flow	<3.75	<3.50
Total Indebtedness to Total Capitalization Ratio	<60%	<60%
Proforma Debt Service Coverage Ratio = Cash Flow divided by next year’s Debt Service	>1.75	>1.75
Fixed Charge Coverage Ratio = Cash Flow divided by Fixed Charges	>1.05	>1.05

The maximum Total Leverage Ratio covenant requirement in the September 19, 2006 credit facility declines to less than 3.25 after January 1, 2010. The maximum Total Leverage Ratio covenant requirement in the March 5, 2004 credit facility declined to less than 2.75 after January 1, 2008.

Cash Flow as used for covenant calculations is defined as “Operating Cash Flow” which means the sum of (i) net income or deficit, as the case may be (excluding gains or losses from sales of assets, extraordinary gains or losses, interest income, the write up or off of any asset, patronage refunds or similar distributions and investment income or loss (equity earnings or loss) from affiliates or other persons not consolidated with the Borrowers under GAAP), (ii) total interest expense (including non-cash interest), (iii) depreciation and amortization expense and other similar non-cash expenses, (iv) taxes, federal or state, imposed upon income and (v) non-cash employee and director compensation. For any period of calculation, Operating Cash Flow will be adjusted to give effect to any acquisition, sale or other disposition of any operation of business (or any portion thereof) during the period of calculation as if such acquisition, sale or other disposition occurred on the first day of such period of calculation.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2006, other than for operations, include capital expenditures, scheduled principal payments on our long-term debt, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On October 26, 2006, we declared a quarterly common stock dividend of $0.125 per share payable on December 15, 2006, to holders of record on December 1, 2006. We expect that this dividend will result in an aggregate payment of approximately $1,798. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E has obligations under a Build-to-Suit agreement (“BTS”) with Crown Castle International, Inc. (“Crown”) who acquired Mountain Union Telecom LLC on July 1, 2006. The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). In November 2002, D&E entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Keystone Wireless LLC (“Keystone Wireless”) for the sale of the assets of CWC. Although D&E sold the assets of this business, its obligations under the BTS were not assumed by Keystone Wireless. Under the BTS, D&E was obligated to work with Crown to find and develop 20 wireless tower sites and, in the event its obligations under the BTS were not timely fulfilled, D&E was

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

obligated to pay a penalty to Crown for nonperformance. Under the Asset Purchase Agreement, Keystone Wireless is obligated to enter into long-term operating leases for antenna space on up to 15 of the towers erected under the BTS, including the nine transferred to Keystone Wireless at the closing of the sale transaction. Prior to August 2004, D&E paid Crown $900 for its BTS obligation due for nine wireless tower sites that were not constructed. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. Because the underlying assets of CWC were sold under the Asset Purchase Agreement, D&E has considered any remaining obligations under the BTS a contingent liability. As of September 30, 2006, D&E has recorded $200 for its remaining commitment under the BTS.

D&E has a guarantee agreement with Crown for lease obligations on wireless tower sites. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of September 30, 2006 is $10,060. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of September 30, 2006, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the note, which was $6,250 as of September 30, 2006 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

In January 2006, we entered into a capital lease obligation for equipment in the amount of $1,573. The obligation requires monthly payments of $14 beginning in the first quarter of 2006 and continuing through the first quarter of 2021.

We hold a 33% interest in EuroTel, which we account for under the equity method of accounting. Neither the assets nor the liabilities of EuroTel are presented on a consolidated basis on our balance sheets. We have committed to loan EuroTel, on an equal basis with the other investors in EuroTel, funds for its operating cash needs. D&E and the other owners of EuroTel are in the process of dissolving PenneCom and EuroTel. In the nine months ended September 30, 2006, we advanced $390 to EuroTel and expect that our total 2006 advances will be less than $500.

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

We receive a portion of our interstate access revenues in our RLEC segments from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. During the first nine months of 2006 and 2005, we have increased revenue by $597 and $222, respectively, as a result of our participation in these pools.

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

Impairment of Long-Lived Assets

Long-lived assets, including our property, plant and equipment and our finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. In the second quarter of 2006, we recorded an impairment charge for our Systems Integration intangible asset of $2,375 ($1,390 net of tax) for customer relationships (see Note 6) of which $1,892 and $483 are reported in continuing and discontinued operations, respectively. Additionally, future events or changes in circumstances could also result in a material charge to earnings.

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

The Company performed its annual impairment test as of April 30, 2006. Based on the results of management’s assessment, no impairment of goodwill and indefinite-lived intangible assets was deemed necessary. Significant judgment is required to determine the fair value of reporting units, the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit. If forecasts and assumptions used in the assessment analysis change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Retirement Benefits

Retirement benefits are a significant cost of doing business and represent obligations that will be settled in the future. Retirement benefits accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. We record the costs of providing retirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company will adopt FIN 48 in January 2007. The Company is currently evaluating the impact, if any, of this accounting interpretation on its financial position, results of operations and cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Managements Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within generally accepted accounting principles (GAAP) for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company will adopt SFAS 157 in January 2008. The Company is currently evaluating the impact, if any, this Statement will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized as an asset or liability in a company’s statement of financial position and the changes in that funded status to be recognized through other comprehensive income in the year in which the changes occur. The Statement also requires the funded status of a plan to be measured as of the date of a company’s year-end statement of financial positions. SFAS 158 is effective for fiscal years ending after December 15, 2006, and accordingly, the Company will adopt SFAS 158 in December 2006. The Company is currently evaluating the impact SFAS 158 will have on its financial position, results of operations and cash flows. Had the new standard been in effect as of December 31, 2005, the Company estimates its shareholders’ equity would have been reduced by approximately $4,142, net of income taxes. The impact of adoption on December 31, 2006 could differ materially from $4,142, as it will reflect asset performance through the end of the year as well as interest rates and other factors that will be applicable as of December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify the effects of misstatements using both a balance sheet “iron curtain” and income statement “rollover” approach, and consider the results of both, along with all other relevant quantitative and qualitative factors, in evaluating the materiality of unadjusted misstatements to the related financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and accordingly, the Company will adopt SAB 108 in December 2006. The Company does not anticipate the adoption of SAB 108 will have a material impact on its financial position, results of operations and cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of September 30, 2006 and December 31, 2005, our debt, excluding capital lease obligations, can be categorized as follows:

	September 30, 2006	December 31, 2005
Fixed interest rates:
Secured Term Loans	$28,875	$31,500
Subject to interest rate fluctuations:
Senior Secured Revolving Credit Facility	—	7,000
Senior Secured Term Loans	179,125	177,000

	$208,000	$215,500

Prior to the amendment to our credit facilities on September 19, 2006, we were required to maintain interest rate protection on more than one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least two years. In connection with the amendment to the credit, interest rate swap agreements with a notional amount of $75,000 were terminated. We received cash facility termination payments of $1,064, which will be amortized as a reduction of interest expense over the remainder of the respective terms of the interest rate swap agreements. These agreements were due to mature between November 2008 and December 2009. As of September 30, 2006, our debt, excluding capital lease obligations, is as follows:

	Principal	Average Rate	Fair Value
Rates fixed for four years through interest rate swaps	$35,000	5.24%	$35,000
Fixed rate debt, rates fixed for twelve years	28,875	9.00%	31,166

Total fixed rate debt, 31%	63,875	6.94%	66,166
Variable rate debt, 69%	144,125	7.12%	144,125

	$208,000		$210,291

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $721 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in interest expense of approximately $721 for each 50 basis point decrease in rates.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

As of September 30, 2006, we have one interest rate swap agreement as follows:

Term of Swap	Notional Amount	Pay Rate	Average Received Rate	Fair Value of Asset
11/25/02 to 11/25/06	$35,000	5.24%	7.11%	$177

If interest rates rise above the rates fixed by these swaps, we could realize other comprehensive income of $175 for each 50 basis points above the fixed rates. If rates were to decline, we could realize other comprehensive expense of approximately $175 for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

10.1   Third Amended and Restated Credit Agreement Dated as of September 19, 2006 by and among D&E Communications, Inc. and CoBank ACB as Administrative Agent, Lead Arranger and Lender and other Lenders described therein.

Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on September 25, 2006

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

Date: November 8, 2006

	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: November 8, 2006

	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer