Form 10-K
period 2006-12-31
D&E COMMUNICATIONS INC
filed 2007-03-14
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $0.16 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $152,362,086. Such aggregate market value was computed by reference to the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2006. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2007 was 14,398,214.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a provider of integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We have operated as a rural local exchange carrier (“RLEC”) in parts of Lancaster, Berks, Lebanon, Chester, Montgomery, Lehigh, Union and Northumberland counties in Pennsylvania since the early 1900s and were among the first to deploy a 100% digitally switched network. In 1998, we began operating as a competitive local exchange carrier (“CLEC”) and currently operate in the Lancaster, Reading, State College, Pottstown, Williamsport, Altoona and Harrisburg, Pennsylvania areas, which we refer to as our “edge-out” markets. Today, we offer our customers a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access and, in certain of our markets, video services. We also provide business customers with systems integration services, including professional data and information technology services, security, design and network monitoring.

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations. Effective January 1, 2007, we reorganized our business segments in order to better align them with our management structure and organized our segments based on the similar nature of products and services, production processes and distribution methods. Based on that reorganization, the RLEC, CLEC and Internet Services business units and the cable television and video operations currently reported in the corporate and other segment will be combined into one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units will continue as distinct, reportable business segments.

As of December 31, 2006, we served 129,848 RLEC access lines, 43,720 CLEC access lines, 31,724 digital subscriber line (“DSL”)/high-speed Internet subscribers, 5,337 dial-up internet access subscribers, 7,437 video subscribers and 951 web-hosting customers. For the year ended December 31, 2006, we generated revenue of $162.1 million, operating income of $22.5 million and a net income of $6.7 million.

Historically, we have derived a majority of our revenues from the regulated RLEC segment. The RLEC segment accounted for approximately 59% of total 2006 revenues and substantially all of our operating income. Our RLEC revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, directory advertising, private line service and regional toll service. Our CLEC focuses primarily on businesses, and revenue is derived primarily from local telephone service, network access charges, enhanced telephone services, private line service and long distance service revenue. Our Internet Services revenue is derived from broadband and dial-up Internet access services, web-hosting services and Voice over Internet Protocol (“VoIP”) service. Our Systems Integration revenue is derived from the sale of professional data and information technology services and equipment that support the design, implementation and maintenance of client-focused technology solutions including local and wide area networks. The following graphs represent fiscal year segment revenues and operating income.

Our company currently owns a one-third interest in EuroTel, LLC (“EuroTel”), a domestic corporate joint venture, which previously owned 100% of Pennecom BV (“PenneCom”), a Netherlands telecommunications holding company. Effective January 26, 2007, PenneCom has been dissolved and its existence terminated. We expect that EuroTel will be dissolved and liquidated prior to the end of the second quarter of 2007.

Our common stock is listed for quotation on the Global Market System of the National Association of Securities Dealers Automated Quotation System under the symbol “DECC.” Our internet address is www.decommunications.com. Electronic copies of the 2006 Annual Report on Form 10-K are available free of charge by visiting the “Investor Relations” section of www.decommunications.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the United States Securities and Exchange Commission (SEC).

Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. The contents of this website are not part of this filing. We are a Pennsylvania corporation.

Recent Developments

Debt Refinancing

On September 19, 2006, we completed an amendment to our syndicated senior debt financing, consisting of a $25 million revolving line of credit, Term Loan A in the amount of $36.1 million, Term Loan B in the amount of $144.7 million, and $28.9 million of term indebtedness. The amendment reduced the interest rates on the indebtedness, provided greater flexibility in the financial covenants, extended the scheduled amortization of principal, eliminated the $10 million permanent reduction on the revolving line of credit previously scheduled for December 31, 2006 and eliminated the requirement to maintain interest rate protection with a weighted average life of at least two years on 50% of total variable rate indebtedness. We anticipate that the reduction in interest rates will result in an average annual cash savings of approximately $0.6 million assuming the margin added to the U.S. prime or LIBOR rates in effect prior to the amendment would have been in effect throughout the term of the credit facilities using the amended loan amortization schedules.

Discontinued Operations

On September 29, 2006, we completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunication Systems Corporation (“eComm”) under an Asset Purchase Agreement dated September 13, 2006. The Voice Systems Business generally consisted of our voice telephone equipment business, but does not include the professional data and information technology services, security, design and network monitoring operations of the Systems Integration segment. The Voice Systems Business represented a component of our Systems Integration segment and accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the consolidated statements of operations.

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

Within the ILEC sector, generally there are Rural Local Exchange Carriers (“RLEC”), which operate primarily in rural areas, RLEC aggregators, which operate multiple RLEC properties throughout the United States, and Regional Bell Operating Companies (“RBOC”).

The passage of TA-96, with its stated goal of encouraging the rapid deployment of new telecommunications technologies and promoting competition to ensure lower prices and higher quality services for U.S. telecommunications customers, substantially changed the telecommunications industry. TA-96 permitted CLECs to compete with ILECs on more favorable terms and conditions. As a result, ILEC and CLEC operators increasingly seek to differentiate themselves by bundling their communications service offerings and providing high quality customer service. Both ILEC and CLEC operators face other competitive methods of delivering communications services including wireless telephones, cable service, satellite transmission and VoIP service.

Despite competition introduced into the telecommunications industry as a result of the passage of TA-96, many large RLECs continue to grow portions of their business by capitalizing on their extensive networks, favorable demographic trends and the increasing demand for communications services, including new service offerings such as broadband and enhanced telephone services. There are also a number of RLECs that operate in rural areas where competition from CLECs generally has been minimal due to regulatory factors, including exemptions from rules applicable to the RBOCs that require competitive access as mandated by TA-96, and the unfavorable economics of constructing and operating competitive systems in rural areas. Additionally, there has been consolidation among RLECs, which has created economies of scale and the ability to cross-sell new services across a larger customer base. Nationally, there are a large number of RLECs similar to ours that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to these same economic and competitive conditions. Most of these RLECs have fewer than 50,000 access lines.

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

•

We will implement an IP core network, along with a softswitch platform to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP applications.

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

•

We will pursue the goal of Delivering Excellence for our customers by providing reliable, responsive, state-of-the-art broadband communications services, including voice, high-speed data and, in certain of our RLEC and CLEC markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms—hybrid fiber coaxial in the State College CLEC market and ADSL2+ over the RLEC copper system in Union County, Pennsylvania. The deployment of video in our other RLECs remains under review and evaluation.

•

We will endeavor to be a single-source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and information technology needs. We are creating a more direct link between our RLEC, CLEC and Internet customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and RLEC, CLEC or Internet services for a custom and differentiated offering including professional information technology services, network security services and network monitoring and response.

•

We will continue to make our commitment to customer service a top priority. Our Network Operations Center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to enhance the customers’ experience when they call in service issues, we integrated a case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this capability, several automated tests were developed and implemented that allow us to analyze every issue that is called in, determine the location of the issue and identify the appropriate technical group to resolve the issue. We offer customers our Managed Services products, which are internal monitoring (within the customer’s enterprise), external monitoring (devices outside the customer’s enterprise) and comprehensive security assessments and management. Our complement of Managed Services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

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

Operations

RLEC Operations

Our RLEC segment has provided telecommunications services to the RLEC territories since the early 1900s and was one of the first to deploy a 100% digitally switched network. Today, we market our RLEC services, including local telephone, network access, long distance, data and enhanced telephone services, as D&E Communications, in three distinct service territories. Our RLEC strategy is to sell additional communications services, including broadband and enhanced telephone services, and to manage expenses through improved operating efficiencies.

We operate in rural and suburban territories totaling 802 square miles, averaging 162 access lines per square mile as of December 31, 2006. Access lines represent revenue producing voice grade equivalent lines connected to the public switch providing dial tone to the customer. As of December 31, 2006, the RLEC served 129,848 access lines. Approximately 71% of these access lines served residential customers.

We offer our customers a broad array of enhanced telephone services, including call waiting, call transferring and forwarding, automatic callback, call trace, call-blocking, conference calling, voice mail, teleconferencing, DID (direct inward dial), caller name and number identification, distinctive ringing and simultaneous ringing (in limited areas).

We also offer network access services that provide other telecommunications carriers, such as local exchange carriers, long distance carriers and wireless companies access, to our local network facilities for the completion of their calls. Payment for providing these services comes either directly from our customers or from other telecommunications carriers that utilize our networks. Additional interstate access revenues are received from settlement pools administered by the National Exchange Carrier Association, Inc. (“NECA”). In addition, we offer private-line service and long-distance telephone service to our RLEC customers and directory advertising to give customers business service information in addition to telephone number data.

Historically, we have derived a majority of our revenues from the regulated RLEC segment. The RLEC segment accounted for approximately 59% of total 2006 operating revenues and substantially all of our operating income. Our RLEC revenue is derived primarily from network access charges, local telephone service, enhanced telephone services, directory advertising, private line service and regional toll service. Network access revenue consists of charges paid by wireless companies for access to our network and by long distance companies for access to our network in connection with the completion of long distance telephone calls. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Enhanced telephone services revenue is derived from providing special calling features. Regional long distance revenue is derived from providing regional long distance services to our RLEC customers.

Our total RLEC lines decreased by 2.2% in 2004, 3.5% in 2005 and 3.6% in 2006, as a result of various factors that reflect industry trends, including the use of wireless service in place of second lines and, in some cases, primary lines, the move to VoIP service and the use of alternative telecommunication services. The following table reflects RLEC access line trends over the past three years:

	At Or For The Years Ended December 31,
	2006	2005	2004
ACCESS LINES:
Residential	92,400	97,100	101,366
Business	37,448	37,598	38,241

Total RLEC	129,848	134,698	139,607

PERCENT OF TOTAL:
Residential	71.2%	72.1%	72.6%
Business	28.8%	27.9%	27.4%

PERCENTAGE CHANGE:
Residential	(4.8)%	(4.2)%	(3.5)%
Business	(0.4)%	(1.7)%	1.4%
Total RLEC	(3.6)%	(3.5)%	(2.2)%

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

Our CLEC revenue is derived primarily from local telephone service, long distance service, network access charges, enhanced telephone services and dedicated data circuits. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis. Network access revenue consists of charges paid by long distance companies and other telecommunications carrier customers for access to our network in connection with the completion of long distance telephone calls. Dedicated circuit revenue consists of charges for T-1, DS-3 and other high capacity broadband circuits. Enhanced telephone services revenue is derived from providing special calling features, such as caller ID, call waiting and a telemarketer call-blocking service.

The number of access lines served by our CLECs has increased from 38,461 access lines as of December 31, 2004, to 40,796 access lines as of December 31, 2005 and 43,720 as of December 31, 2006. We believe that market demand for an alternative communications provider, combined with our sales efforts and quality reputation, will contribute to continued growth. As of December 31, 2006, approximately 30% of access lines were “On-Net,” defined as served entirely on our own facilities. Approximately 62% were “On-Switch,” or served through a combination of our facilities and leased facilities, and 8% were served completely on lines of another provider, known as “Resale.” At December 31, 2005, approximately 26% of access lines were “On-Net,” approximately 64% were “On-Switch” and 10% were “Resale” lines. We provide residential service in our markets but we concentrate our expansion of service to business customers. To help improve profitability, we focus our sales efforts in areas where we can provide service “On-Net” and capital spending is targeted for places where “Resale” and “On-Switch” customers can be converted to “On-Net.” The following table reflects our CLEC access line growth over the past three years:

	At Or For The Years Ended December 31,
	2006	2005	2004
ACCESS LINES:
Residential	3,536	3,727	4,298
Business	40,184	37,069	34,163

Total CLEC	43,720	40,796	38,461

PERCENT OF TOTAL:
Residential	8.1%	9.1%	11.2%
Business	91.9%	90.9%	88.8%

PERCENTAGE GROWTH:
Residential	(5.1)%	(13.3)%	(13.0)%
Business	8.4%	8.5%	13.1%
Total CLEC	7.2%	6.1%	9.5%

Percent On-Net or On-Switch	92.0%	90.0%	89.0%

Internet Service Operations

As part of the strategy to provide a range of data services to customers, we began offering DSL service in the second half of 1999 and began bundling DSL and Internet access services to RLEC and CLEC customers when we launched our Internet service provider, D&E Jazzd, in the fourth quarter of 2000. We began offering VoIP services in May 2005 in our CLEC territory. Our Internet services revenue is derived from dial-up and broadband services and web-hosting services. Internet services are offered to residential and business customers in a geographic region that includes and surrounds the RLEC and CLEC operations. This service is offered entirely on our own facilities in our RLEC territories and primarily on our own facilities in our CLEC markets. Our objective has been to migrate our dial-up Internet customers to our broadband service with DSL. In 2006, 11% of our new DSL subscribers upgraded to our broadband service from our previous dial-up service. The fact that we have succeeded in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers value broadband Internet services. We believe the opportunity to provide such services is an important component of our business plan. The following table reflects subscriber growth over the past three years:

	At Or For The Years Ended December 31,
	2006	2005	2004
DSL/High-Speed Internet *	31,724	22,504	13,595
Dial-up	5,337	7,959	11,535

Total Subscribers	37,061	30,463	25,130
Web-Hosting Customers	951	952	909

PERCENT OF TOTAL:
DSL/High-Speed Internet	85.6%	73.9%	54.1%
Dial-up	14.4%	26.1%	45.9%

PERCENTAGE GROWTH:
DSL/High-Speed Internet	41.0%	65.5%	45.3%
Dial-up	(32.9)%	(31.0)%	(10.3)%
Total Subscribers	21.7%	21.2%	13.1%
Web-Hosting Customers	(0.1)%	4.7%	11.7%

*	DSL/High-Speed Internet subscriber amounts for 2005 and 2004 have been adjusted to include our cable modem subscribers.

We believe our local presence, focus on customer service and technologically advanced services provide us with a competitive advantage in our markets. While we plan to continue to serve our dial-up Internet access customer base, we plan to focus our sales efforts on selling our broadband services as part of an integrated communications package.

Systems Integration Operations

To augment our core voice and data communications services and enhance our position as a provider of integrated communications services, we offer a full range of data solutions for businesses, government agencies and educational institutions. We believe that the complexity of voice communications and data networks has increased the need for these organizations to seek a single provider for all of their communications and networking needs. We believe that the convergence of voice communications and data networks technology further drives this outsourcing trend and increases the need for service providers that have expertise in both voice and data networks. In addition, systems integration services can serve as an entry point to business customers to better position us to capture more of their total communications services spending.

Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area data networks. Our offerings include wireless networking solutions, managed services and managed security services and consultative information technology (“IT”) services. We market these products and services primarily in our RLEC and CLEC service areas, as well as in the eastern Pennsylvania and greater Philadelphia market areas. Our sales team targets businesses, government agencies and educational institutions with comprehensive solutions for their voice and data communication networking needs.

On September 29, 2006, we completed the sale of assets of the Voice Systems Business to eComm. The Voice Systems Business is no longer a strategic part of our core business or related to our focus on broadband and on-net CLEC growth. In our Systems Integration segment, we have put more focus on data, professional and managed services which provide recurring and more profitable revenues. As part of the sale, eComm has become an authorized representative of our Company for the sale of voice telephone equipment and services to our business customers. Conversely, eComm will refer its clients to us for their telecommunications service needs including local, long distance, Internet access, data circuits and professional and managed services.

In order to improve the financial performance of this segment, we have begun to streamline our operation by reducing expense and enhancing revenue. Operational expense reductions include rent and wages. Revenue enhancements include meeting market rates for services and adding computer security services and managed services to RLEC and CLEC sales proposals. Systems Integration services, when combined with RLEC, CLEC and Internet Services, offer our customers a differentiated product offering.

Video Operations

We provide video services in certain of our RLEC and CLEC markets on two technology platforms—hybrid fiber coaxial in the State College CLEC market and ADSL2+ over the RLEC copper system in Union County, Pennsylvania. The deployment of video in our other RLECs remains under review and evaluation. Providing video services is part of our strategy to bundle our services to best serve our customers and endeavor to achieve a competitive advantage in our local markets.

Investments

We acquired a 10% equity interest valued at $0.35 million in eComm in connection with the sale of the Voice Systems Business on September 29, 2006. We account for this investment on the cost method.

Our company currently owns a one-third interest in EuroTel, LLC (“EuroTel”), a domestic corporate joint venture, which previously owned 100% of Pennecom BV (“PenneCom”), a Netherlands telecommunications holding company. Effective January 26, 2007, PenneCom has been dissolved and its existence terminated. We expect that EuroTel will be dissolved and liquidated prior to the end of the second quarter of 2007.

We owned a direct and indirect interest in Pilicka Telefonia Sp. z o.o. (“Pilicka”) until we sold it on December 19, 2005. We recorded pre-tax income of approximately $6.4 million as a result of the sale. Pilicka provides telecommunication services in Poland.

We also owned an interest in PenTeleData Limited Partnership I until we sold the interest on February 28, 2005 for $2.9 million. PenTeleData provides telecommunications and Internet access services in Pennsylvania.

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

Multiple customer retention measures are employed for larger RLEC business customers and for our CLEC customers who are more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures, such as monthly customer surveys to ensure customer satisfaction and loyalty. For quality assurance purposes, we do live monitoring by supervisors, and engage a third-party firm to evaluate and provide feedback on various aspects of the customer’s interaction as well as an overall rating of the customer’s experience. In 2006, an employee team reviewed RLEC line-loss activity, which resulted in specific marketing tactics to attempt to slow RLEC access line loss.

We set high standards for answering customer calls promptly and efficiently. In 2006, our overall performance for answering customer calls within 20 seconds exceeded the Pennsylvania Public Utility Commission (“PA PUC”) guidelines. Additionally, in areas such as call completion, customer-out-of-service reports and service-order completion, our performance consistently exceeds guidelines established by the PA PUC.

In addition, personnel at our NOC center coordinate provisioning and maintenance for our customers. Our network is monitored, and repair service is available, 24 hours a day, 365 days a year. Inbound maintenance requests, field personnel dispatches and service order monitoring are all coordinated through this center. Our NOC also provides us with remote network management, maintenance and repair capabilities, which we believe increases our engineers’ productivity and reduces potential service interruptions for our customers.

In an effort to enhance the customers’ experience when they call in service issues, we integrated a new case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in a greater ability to manage the customer’s request. To further enable this capability, several automated tests were developed and implemented that allow us to analyze every issue that is called in, determine the location of the issue and identify and dispatch the appropriate technical group to resolve the issue.

Sales and Marketing

We continue to leverage our “Delivering Excellence” branding both externally and internally. During the past year we solicited feedback from our business customers to further define our “Delivering Excellence” branding by creating a value proposition. Our value proposition defines what we uniquely bring to our customers and what our customers told us they value from our Company. In addition, to support our continued focus on “Delivering Excellence,” we have implemented quarterly and annual awards to recognize individual employee efforts that exemplify the key behaviors that focus on the overall customer experience.

Convergence of communication technologies is a key element in the future growth of our company. With RLEC line counts declining and increasingly threatened, we must capture additional sources of revenue from each customer. The more customer needs we can address and solve with our communication services, the more effectively we can build a long-term relationship with our customers. The broadband connection into our customers’ homes and businesses is the key to delivering voice, data and video services today and advanced IP communication services in the future.

An example of delivering on convergence today for consumers occurs in Union County, Pennsylvania where we have deployed video over RLEC copper facilities. Offering video programming over the existing copper wireline increases the revenue we receive from the customer and provides the means for potential revenue growth within our Company. The bundling of services (e.g. video and DSL with voice) is a key part of our strategy to add revenue and strengthen our customer relationships by providing increased value with our new bundled services. In addition, offering a full range of services will strengthen our competitive position to compete with cable companies and other competitors who begin to encroach on our traditional telephone service areas.

As we deploy new products and services into our seven “edge-out” markets as part of our CLEC strategy, we believe that we will continue to drive CLEC revenue growth. By solving our customers’ communication needs, we attempt to demonstrate value and strengthen our relationship with them. Customer testimonials and referrals result from these successes and help drive additional customer opportunities.

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

We manage our sales organization to serve both residential and business customers. Our CLEC sales team is focused on businesses that can be served by our “On-Net” facilities. We serve business customers in many markets including healthcare, financial services and education. Customer service representatives proactively market a complete service portfolio to residential customers through regular calling programs and consultative analyses of customers’ services on incoming calls. We employ up-sell and cross-sell programs in our customer service call centers with sales representatives who are cross-trained in all segments of our business to market the service offerings more effectively. Aggressive monthly sales targets are established for the customer service representatives and their efforts are coordinated with the marketing incentives designed to promote a given service at the same time. Marketing programs and sales initiatives are coordinated with the calling efforts to maximize their effectiveness. In 2005 and 2006, a focused sales effort centered on broadband Internet services.

The direct sales force targets healthcare, financial services, government and educational institutions, as well as small and medium-sized businesses, and is divided between communication services and systems integration services. Both sales groups make direct calls to existing and prospective customers, make product recommendations and offer a cost comparison of the service package. The sales personnel work closely with the network and systems integration engineers to design solutions to meet customers’ needs.

Network Architecture and Operations Support Systems

We have implemented a next generation packet network strategy, which utilizes softswitch technology for voice services and packet transport technology for efficient transmission of voice, data and video services. In 2006, we completed a softswitch implementation in our Ephrata switching end-office. Our NOC monitors network performance 24 hours a day, 365 days a year and allows us to maintain high-network performance standards.

The RLEC has host switches in Ephrata, Lititz, Birdsboro and Lewisburg, Pennsylvania and delivers dial tone to an extensive network of remote switches and broadband loop carriers that are connected with fiber optic cable. Connection to customers, or the “last mile,” is provided over the RLEC’s copper or fiber outside plant. The host/remote architecture concentrates network intelligence in the four host offices, enabling the RLEC operations to leverage this network and provide short customer loop lengths in our copper cable plant using a fiber to the node strategy. The resulting shorter loops and use of DSL technology allows us the capability of providing broadband services to approximately 99% of our RLEC customers.

The CLEC’s network strategy is to leverage the existing core switching architecture and to own the key elements of the local exchange network. These elements include remote access nodes and the facilities connecting the host switches to the remote access nodes, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, the CLEC builds copper/fiber distribution facilities between the remote access nodes and customers’ premises. The network strategy allows the CLEC to provide high quality and reliable service and helps to minimize customer turnover. In addition, we have one host switch and three remote access nodes supporting the broadband fiber network in State College, Pennsylvania. As of December 31, 2006, the CLEC had 92% of its access lines connected to our switches and 30% of its access lines completely on our network.

The network is supported by computer systems, called operations support systems, that provide the ability to install service for customers on a short interval basis and to analyze network problems in many instances before the customers are affected. These systems include databases of all RLEC and CLEC customers and the associated facilities such as the fiber and copper cable and the associated central office switching connections that serve them. We also use geographic information systems to map our outside plant cable and associated structure of poles and underground conduit. These same systems allow us to verify quickly the capability of the network for broadband service. We have a system that stores the inventory of central office and transmission equipment that is accessed for the automatic provisioning of customized services for customers. These systems also have monitoring and troubleshooting capabilities to insure the reliability of the network. We are able to interface with the operations support systems of Verizon and Embarq to assure fast and accurate provisioning of services for the CLEC customers.

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

We believe that our RLECs have certain competitive advantages, including the lack of concentration of any large business customers, a strong customer service record and high level of customer satisfaction and the service territories’ high cost of facilities-based entry due to low population density and other regulatory factors. Our RLECs experience competition from wireless operators in our service territories, which provide an alternative service to wireline local and long distance services. Wireless competitors include Verizon Wireless, AT&T, Sprint Nextel, Immix and T-Mobile Wireless. The entry of VoIP competitors, such as Vonage and cable companies offering VoIP services, have also become a competitive threat.

Our CLEC competes principally with the services offered by the incumbent local exchange carriers, Verizon Communications and Embarq, and other competitive providers, including other CLECs, inter-exchange carriers, cable television companies, VoIP competitors such as Vonage, wireless service providers and private networks built by large business customers. The edge-out markets served by our CLEC are served by one or more other CLECs. In addition, in providing long distance service, our RLECs and CLECs are in competition with major carriers, such as AT&T and Verizon Communications, as well as the wireless companies listed above.

Our Systems Integration business competes with large, regional and national companies that provide a wide variety of services to their customers. These competitors include Technisource and Weidenhammer Systems Corp. We also compete with numerous smaller service providers. As a result of this competition, we may lose customers or have difficulty acquiring new customers. Barriers to entry to the markets for these services are generally low. As a result, new competitors may enter this market. The existing and new sources of competition place pressure on the pricing of these services.

The market for Internet services is highly competitive. We compete for dial-up and broadband customers with national, regional and local Internet service providers as well as cable companies and direct broadcast satellite companies. These competitors include AOL, EarthLink, MSN, Comcast, Service Electric and Pencor Services. We also compete for business customers with long distance and local communications providers in selling broadband services. The existing and new sources of competition in this market place pressure on the pricing of these services.

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

Federal Regulation

We must comply with the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. Our RLECs also must comply with TA-96. TA-96 encourages competition in local telephone service by requiring ILECs to open their networks and markets to competition. Because unique market characteristics are typically present in the areas served by RLECs, TA-96 granted an exemption to RLECs from providing certain interconnection requirements including collocation, unbundled network elements and resale of tariffed services at discounted rates. This exemption remains in place until an RLEC receives a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome, and is technically feasible. RLECs with less than 50,000 access lines, such as our Buffalo Valley RLEC, have an additional exemption available to them under state law. Pursuant to Pennsylvania Act 183, RLECs with less than 50,000 access lines who commit to advancing their universal broadband commitment to December 31, 2008 shall be granted a suspension from providing certain interconnection requirements, including collocation, unbundled network elements and resale of tariffed services at discounted rates. This suspension of obligations will expire December 31, 2008, unless extended by the PA PUC. Our RLECs with more than 50,000 access lines continue to be protected from the more onerous requirements involving the provision of RLEC network facilities at discounted wholesale costs to competitors, until the PA PUC grants a competitor’s request to terminate our RLEC’s rural exemption. Our RLECs are subject to rate of return regulation at the FCC level. Each RLEC participates in the National Exchange Carrier Association access tariffs and are nationwide average schedule companies for access revenue settlement purposes. If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006, which included a two-year transition period for implementing the new calculations. We estimate that the impact of the new formulas and the transition plan on consolidated network access revenues using actual access lines and minutes of use for the year 2006 will be a reduction of approximately $1.7 million during fiscal year 2007, a reduction of $2.6 million during fiscal year 2008 and an annual reduction of $2.7 million thereafter.

Additionally, NECA has filed a proposal with the FCC for a change in average schedule settlement formulas to be effective July 1, 2007, which includes a two-year transition period for implementing the new calculations. If the proposed filing is approved by the FCC, we estimate that the impact of the new proposed formulas and the transition plan on consolidated network access revenues, based on 2006 actual access lines and minutes of use, will be a reduction of approximately $0.5 million during the last six months of 2007, a reduction of approximately $1.5 million during fiscal year 2008, a reduction of approximately $2.0 million during fiscal year 2009 and an annual reduction of approximately $2.1 million thereafter, based on information provided by NECA. We estimate that the total combined effect of both the approved and proposed changes in NECA average schedule settlement formulas on consolidated network access revenue will be a reduction of $2.2 million in 2007, $4.1 million in 2008, $4.7 million in 2009 and $4.8 million thereafter.

Pennsylvania Regulation

Our RLECs are subject to regulation by the Pennsylvania Public Utility Commission. In 2001, we entered into an alternative regulatory framework, commonly known as Chapter 30, with the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than a rate-of-return regulation. As a result of the alternative regulatory framework, profits are not directly limited by the PA PUC as they were under the former rate of return system of regulation. Instead, our RLECs received the flexibility to increase intrastate rates annually based on inflation less two percentage points. In exchange for the indexed price cap on rates, the RLECs receive the benefit of any increase in margin resulting from their ability to reduce operating costs. Our RLECs can also seek to rebalance rates periodically within or between various intrastate service categories, such as local, toll and access. Additionally, our RLECs have the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of their control that result in reduced revenue or increased expenses. On November 30, 2004, the Governor of Pennsylvania signed into law a revised Chapter 30, known as Act 183, that impacts our RLECs. The law provides additional options to promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. Our RLECs have the opportunity to make capital expenditures to have broadband services available to all consumers by December 31, 2008. In light of the increased capital expenditure requirements associated therewith, the new law removes the two percentage points inflation offset used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides for a suspension of certain interconnection requirements until December 31, 2008, for companies with less than 50,000 access lines. Our RLECs filed amended Chapter 30 plans to meet the 100% threshold by December 31, 2008. The amended Chapter 30 Plans were approved by the PA PUC. We currently are capable of providing broadband services as defined by the new law to 99% of our customers. We feel we are well positioned to meet the required 100% threshold by December 31, 2008. Our RLECs also pay into and receive intrastate Universal Service Fund (“USF”) support from the Pennsylvania USF. See “Promotion of Universal Service.”

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

To facilitate new communications service providers’ entry into local telephone markets using one or more of the above three methods, TA-96 imposes on non-rural ILECs the obligation to open their networks and markets to competition. When requested by competitors, non-rural ILECs are required to negotiate agreements, in good faith, that set forth terms governing interconnection to their network, access to unbundled network elements and discounted resale. Non-rural ILECs also must allow competing carriers to “co-locate,” or place their own equipment, in the non-rural ILECs’ central offices.

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

TA-96 makes competitive entry into the telecommunications industry more attractive to non-ILECs by, among other things, removing most state and local barriers to competition. In particular, after notice and an opportunity for comment, the FCC may preempt any state requirement that prohibits or has the effect of prohibiting a carrier from providing intrastate or interstate communications services. In addition, TA-96 establishes procedures under which an RBOC can enter the market for long distance services within the area where it provides local telephone service. To date, RBOCs have been granted authority by the FCC to provide such regional long distance services in nearly every state, including Pennsylvania. The provision of regional long distance services by RBOCs permits them to offer “one-stop shopping” of local and long distance services, enhancing their competitive position generally in our edge-out markets, should they seek to enter these markets.

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

The FCC has ruled that local exchange carriers must port their telephone numbers to requesting wireless carriers, so-called wireline-to-wireless Local Number Portability (“LNP”). Local exchange carriers operating in the country’s largest urban areas were required to make LNP capability available to wireless carriers beginning November 24, 2003. Rural carriers, including our RLECs, outside the 100 largest Metropolitan Statistical Areas had to port their numbers to wireless carriers beginning May 24, 2004, or within six months of receiving a bona fide request, whichever was later. As of the date of this filing, we have received requests to port numbers from seven wireless companies. The FCC still has under consideration a number of technical and cost recovery issues associated with deployment of LNP.

At its February 20, 2003 public meeting, the FCC voted on rules concerning ILECs’ obligations to make elements of their networks available on an unbundled basis to new entrants. The Third Report and Order (“the TRO”) was published on August 21, 2003. According to the TRO, ILECs would not be obligated to give competitors unbundled access to broadband and fiber lines that the ILEC’s deploy in the future to provide broadband service. The FCC established an impairment standard to determine whether ILECs must open elements of their systems to competitive providers. The standard is whether economic and operational impairment exists in a particular market necessitating the unbundling of elements of the ILECs’ systems for competitive providers. The state public utility commissions were tasked with conducting proceedings to apply the stated impairment standards to their specific markets. The PA PUC undertook its proceedings and was in the final decision stage when, on March 2, 2004, the United States Court of Appeals for the District of Columbia (“D.C.”) Circuit invalidated significant portions of the TRO. Most relevantly, the Appeals Court ruled that the FCC had delegated too much authority to the states and had not established sufficient bases for its order to unbundle mass market switches and transport facilities. Further, the Appeals Court affirmed the FCC’s decision not to require unbundling of hybrid loops, fiber-to-home loops and line sharing, but partially remanded the FCC’s rules on enhanced extended loops (“EELs”) used for provision of long distance service. The Court temporarily stayed its vacating of the rules until the later of 60 days or the denial of any petition for rehearing. In June 2004, the Department of Justice and the FCC decided not to seek review of the D.C. Circuit’s decision. In response, on August 20, 2004, the FCC released interim rules for unbundling and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted rules limiting ILEC unbundling obligations in order to provide incentives for both ILECs and CLECs to invest in the telecommunications market in a way that best allows for innovation and sustainable competition. The new rules eliminated mass market switching as an unbundled network element and limited the availability of high-capacity loops and dedicated interoffice transport as unbundled network elements to CLECs. On February 4, 2005, the FCC published an order on remand regarding the requirements of Section 251(c)(3) of TA-96. The Order imposes unbundling obligations in a more targeted manner where requesting carriers have undertaken their own facilities-based investments and will be using unbundled network elements in conjunction with self-provisioned facilities. The FCC clarified their impairment standard with regards to Dedicated Interoffice Transport and High Capacity loops and reaffirmed that ILECs have no obligation to provide CLECs with unbundled access to mass market local circuit switching. The FCC adopted a 12-month plan for competing carriers to transition away from use of unbundled mass market local circuit switching. ILECs and CLECs may now turn to tariffs and/or market-based contract pricing to continue to purchase the vacated unbundled elements for the immediate future.

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

Congress also recognized that interconnection requirements must be carefully constructed, modified or suspended in order to ensure that new entrants targeting primarily lower cost, higher volume customers do not leave the RLECs with only high cost, low volume customers from whom to recover relatively unchanged network costs. Accordingly, TA-96 provides RLECs, including our RLECs, with an automatic blanket exemption (“rural exemption”) from certain interconnection requirements. Therefore, an RLEC is exempt from the more onerous interconnection requirements until that RLEC receives a bona fide request for interconnection and the state public service commission determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles.

RLECs with less than 50,000 access lines, such as our Buffalo Valley RLEC, have an additional exemption available to them under state law. Pursuant to Act 183, RLECs with less than 50,000 access lines that commit to advancing their universal broadband commitment to December 31, 2008 are to be granted a suspension from providing certain interconnection requirements including collocation, unbundled network elements and resale of tariffed services at discounted rates. This state suspension of obligations will expire December 31, 2008, unless extended by the PA PUC. Our RLECs continue to be protected from the more onerous requirements involving the provision of RLEC network facilities at discounted wholesale costs to competitors until the PA PUC grants a competitor’s request to terminate our RLEC’s rural exemption. In addition, according to the recent Appeals Court decision on the FCC’s TRO, if our RLECs were to lose their rural exemption, they would not have to unbundle all elements of their system to competitors, including their broadband and DSL deployment and some of their switches. However, our RLECs are in a position of having to challenge any request for removal of their rural exemption which may require them to provide interconnection to other providers without adequate compensation, cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections, and at the same time cause us to suffer a loss of customers to such competitive providers.

To the extent our CLEC seeks to enter the local telephone service business in other RLEC territories, we could encounter difficulties in obtaining interconnection with those RLECs, particularly if those RLECs are entitled to the same protections we enjoy in our RLEC territories. In particular, in those circumstances, we might be unable to obtain access to the RLECs’ networks, which could significantly detract from our ability to implement a CLEC strategy in those areas.

Even if an ILEC in a territory that we wished to enter were not entitled to such protections, we may nonetheless be unable to obtain interconnection on favorable terms. The FCC has issued rules implementing the interconnection and resale provisions of TA-96, but those rules have been, and continue to be, subject to administrative and judicial appeals. Thus, there is continuing uncertainty about individual rules governing pricing of interconnection and unbundled network elements, and the terms and conditions of interconnection agreements. This uncertainty may make negotiating these agreements more difficult and time-consuming. It also could require renegotiations of relevant provisions of existing interconnection agreements or subject them to additional court or regulatory proceedings.

Promotion of Universal Service

The Federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) pay our RLECs from their funds to support the cost of our operations in rural markets. In 2006, two of our three RLECs received net distributions from the PA USF totaling $2,197,000, while the third RLEC made net payments of $22,000 to this fund. In addition, the three RLECs received approximately $6,191,000 from the Federal USF. The RLECs also contributed to the fund, but this expense is recovered in full through the NECA revenue settlement process.

Newly codified universal service principles have been implemented by the FCC. One of the implemented principles provides that USF funds will be distributed only to carriers that are designated as Eligible Telecommunications Carriers (“ETCs”) by the PA PUC. Our RLECs have been designated as ETCs pursuant to TA-96. However, under TA-96, competitors could obtain the same support payments as we do if the PA PUC determined that granting such support payments to competitors would be in the public interest. If such universal service support payments were to become available to potential competitors, our RLECs might not be able to compete as effectively or otherwise continue to operate as profitably as they have historically. RLECs will receive USF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the USF. On October 6, 2005, our CLEC filed for ETC status. This filing was approved by the PA PUC on April 20, 2006.

In 2004, the Federal-State Joint Board on Universal Service (“Joint Board”) provided recommendations to the FCC addressing the growth of the USF, eligibility criteria for receipt of funds, and the cost basis for fund payment to Competitive Eligible Telecommunications Carriers. On June 8, 2004, the FCC issued a Notice of

Proposed Rulemaking seeking comment on a recommended decision of the Joint Board. The Joint Board recommended that the FCC adopt permissive federal guidelines for states to consider in proceedings to designate competitive carriers as eligible to receive universal service support, and it further recommended that the FCC limit the scope of high-cost support to a single connection that provides a subscriber access to the public telephone network. On August 16, 2004 and August 17, 2005, the Joint Board issued notices seeking comments on several matters relating to the high-cost portion of federal universal service for rural carriers and the appropriate rural mechanism to succeed the five-year plan that the FCC created in 2001. Issues under consideration include the appropriate cost basis for determining support levels for rural carriers, whether to modify the definition of rural carrier and the amount of universal support available for acquired exchanges. We are unable to predict whether and to what extent we would be eligible to receive any federal support if the FCC makes some or all of the modifications under consideration in these proceedings. In addition, Congress may address universal service issues in legislation, but we cannot predict the occurrence, timing or effects of such legislation. However, the federal high-cost support we receive today is only one component of the total federal USF support that we receive and constitutes less than one percent of our total revenues.

Access Charge Reform

For the year ended December 31, 2006, approximately 49% of our RLECs’ revenues came from network access charges, which are paid to us via universal service funding and by end users, wireless carriers and intrastate and interstate long distance carriers. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the PA PUC and the FCC are considering various reforms for charges assessed on end users and long distance carriers. These reforms are designed to move these network access charges, over time, to rate levels closer to cost. These changes could shift recovery of some portion of current access revenues from end-user customers rather than from long distance carriers.

In July 2000, the PA PUC created a state universal service fund accompanied by intrastate regulatory access reform, resulting in revenue shifts for our RLECs among local telephone, long distance and network access service categories. On November 9, 2001, the FCC released an order changing its interstate access charge rules and universal service support system for rate-of-return RLECs. The new rules change the sources of funding under the average schedule formulas, but not the amounts paid to participants. These modifications include a reduction in access charges to long distance companies, an increase in subscriber line charges to local service customers, and the creation of a universal funding mechanism funded by all telecommunications carriers. Two of our three RLECs are net recipients from this fund.

On October 5, 2004, the Intercarrier Compensation Forum (“ICF”), a diverse group of telecommunications industry participants representing ILECs, CLECs, long distance companies, rural telephone companies and wireless providers, submitted to the FCC a comprehensive plan for reforming the current system of rates that telecommunications companies charge each other for network access and fees to ensure universal service in the United States. Shortly afterwards, several other entities filed their versions of proposed intercarrier compensation reform plans with the FCC. On February 10, 2005, at CC Docket No. 01-92, the FCC released a notice seeking comment on seven comprehensive reform proposals submitted by the industry and others in the rulemaking. Among the questions the Commission will examine is the effect any change will have on consumers and the universal service fund, which helps provide affordable service for rural and low income Americans. The Commission said it would be “particularly receptive” to any plan that offers expanded choices and lower rates to rural consumers. The FCC is now considering and soliciting comments from the public on the Missoula Plan, a proposal that was developed by industry representatives. The Missoula Plan, if adopted, would have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. Potential rule changes that may result from this proceeding could have a material effect on our revenues, expenses and earnings. The FCC has not yet acted on this notice, and there is no guarantee that a final order addressing potential modifications to the current access charge system will be issued in 2007. Until the FCC adopts a specific proposal, it is impossible to predict how much the proposed changes will affect our company and whether they will be favorable or unfavorable.

The PUC has a proceeding open to consider changes in intrastate switched access rates and PA USF, along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. On August 30, 2006, a filing was made by numerous parties, including a rural coalition group that included our RLECs, to stay this investigation. On November 9, 2006, the PA PUC granted in its entirety a stay of this investigation pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding at CC Docket No. 01-92 or for one year, whichever is earlier. At this time, we cannot predict what the outcome will be of the FCC’s investigation or what the PA PUC may do if the FCC approves changes or fails to act within the one-year delay.

Communications Assistance for Law Enforcement Act

Under the Communications Assistance for Law Enforcement Act (“CALEA”) and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant or court order and to provide specific technical capabilities for use by law enforcement officials in executing court-authorized electronic surveillance. We are in compliance with current laws and regulations that apply to traditional circuit-based telephony. On September 23, 2005, the FCC issued a First Report and Order that concluded that CALEA requirements should also apply to facilities-based broadband Internet access providers and providers of VoIP service that is interconnected with the public switched network. On May 12, 2006, the FCC released its Second Report and Order addressing the capabilities required of such service providers. Providers of these services must be compliant with these new CALEA requirements by May 17, 2007. The FCC is still considering whether to exempt small rural providers and certain other entities from these requirements. As we provide these services, we are, accordingly, in the process of making our network compliant with these additional CALEA requirements by the required deadline and anticipate that the capital expenditures to meet these requirements will be less than $0.3 million.

Voice Over Internet Protocol

The further development of VoIP is changing voice communication to a packet data transmission process. This new process will enable Internet service providers (“ISPs”) and new start-up companies the ability to utilize existing loop cable facilities without incurring the cost of the cable loop. Cable companies, ISPs and new start-up companies will be able to compete with telephone companies for voice transmission services and phone features like voicemail and unified messaging. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. The FCC has ruled that certain VoIP services should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its long-distance service involving conversion of a call into IP format in the middle of transport is an information service not subject to access charges. Additionally, the FCC has issued a decision that IP-enabled services, such as VoIP, are not subject to traditional state public utility regulation. The decision makes clear that the FCC has the responsibility and obligation to decide whether certain regulations apply to IP-enabled services. The FCC has yet to decide what compensation these services must pay to originate calls to or terminate calls from the traditional public switched telephone network. In addition, on May 19, 2005, the FCC adopted an Order requiring the provision of 911 services by VoIP providers that connect their customers to the public switched network. All interconnected VoIP providers must notify customers regarding the provisions of 911 service and certify to the FCC that existing customers have been informed and that they acknowledged receipt of such information. Our ISP is in full compliance with the FCC requirements and we are working to make 911 service available everywhere we wish to offer the service. In addition, as was noted above, providers of VoIP must be compliant with CALEA requirements by May 17, 2007. The FCC is still considering whether to exempt small rural providers and certain other entities from these requirements.

Cable Modem and DSL Broadband Services

In 2005, the Supreme Court upheld an FCC ruling that broadband cable modem service provided by cable operators is properly classified as an information service, rather than as a telecommunications service. As such, our cable TV operation will not have to provide open access to its cable modems. In response to the Court’s action, on September 23, 2005, the FCC released a Report and Order in which it determined that the provision by telephone companies of wireline broadband services such as DSL, constitutes an information service, rather than a telecommunications service. Previous to this ruling, FCC policies and rules required facilities-based telephone company providers of DSL to offer the wireline transmission component of DSL separately to competitors, on a common carrier basis. The FCC’s recent ruling eliminated this requirement to share such transmission capacity with purchasers unaffiliated with the telephone company. The FCC ruled that while facilities-based telephone companies are not required to offer broadband wireline transmission capacity to their competitors, they are permitted to do so if they choose, and may make such offerings on either a common carrier or a non-common carrier basis. The FCC’s ruling appears at this time to be deregulatory and to be intended to put facilities-based telephone company providers of DSL in a regulatory position similar to that of cable TV providers of cable modem service. The ruling also provides that it does not alter the rights of competitors under Section 251 of the Communications Act to purchase “unbundled network elements” including the purchase of unbundled loops to provide their own DSL service. However, our RLECs are not required to provide these unbundled network elements as long as their rural exemption continues in existence. In a separate and pending proceeding, the FCC is considering the question as to whether cable modem providers will be required to contribute to the federal USF, like our RLECs are required to do, or whether telephone company DSL providers like our RLECs will no longer have to contribute to the federal USF on the basis of their DSL revenue. Since our RLECs must charge their DSL customers for federal USF while cable modem providers do not, our RLECs are placed in a competitive disadvantage with the cable modem operator.

Customer Proprietary Network Information

In addition to existing customer proprietary network information (“CPNI”) rules, the FCC is now considering implementing additional security measures that could prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies. The FCC is concerned about recent events whereby data brokers have taken advantage of inadequate security standards of some carriers to gain access to the information under false pretenses. Accordingly, the FCC has initiated a proceeding to examine what security measures carriers have in place, what inadequacies exist in those measures, and what kind of security measures may be warranted to better protect consumers’ privacy. Among the measures specifically being considered by the FCC are passwords, audit trails, encryption, limits on data retention, and customer notification when the security of their CPNI may have been breached. It is not possible at this time to predict what the outcome of this proceeding will be or the impact of that outcome on our company.

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

There is limited regulation of Voice over Internet Protocol (“VoIP”) offerings at this time, placing VoIP at a possible regulatory advantage over traditional telephone services. Although VoIP is not regulated as a voice public utility service, the FCC has recently made several rulings that imposed certain regulatory requirements on VoIP providers. VoIP providers are now required to enable their customers to access 911 services, comply with the Communications Assistance for Law Enforcement Act and contribute to the support of universal service. We have introduced VoIP offerings into our marketplace in anticipation of the demand for this voice communications product.

Employees

We had 569 full-time employees as of December 31, 2006, of which 71 employees are covered by a collective bargaining agreement. This agreement expires on July 12, 2009.

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

It is basic policy of the FCC and the PA PUC to encourage competition in the communications industry. Our RLECs have an exemption from providing certain interconnection requirements including collocation, unbundled network elements and resale of tariffed services at discounted rates. Further, our Buffalo Valley RLEC has a suspension of these requirements under state law through December 31, 2008. This exemption remains in place, and will remain in place after December 31, 2008 for our Buffalo Valley RLEC, until our RLECs receive a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome, and is technically feasible. Our RLECs are in a position of having to challenge any request for removal of their rural exemption which may require them to provide interconnection to other providers without adequate compensation, cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections, and at the same time cause us to suffer a loss of customers to such competitive providers. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This would enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and still retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer. Service Electric Telephone Company, LLC, filed on September 2, 2005 with the PA PUC to be a facilities-based CLEC competitor in our Conestoga RLEC territory. In addition, CORE Communications, Inc (“CORE”) filed an amended application on August 19, 2005 with the PA PUC to be a facilities-based CLEC providing service in our RLEC territories. On January 25, 2006, CORE served our three RLECs with their Petition for Arbitration. Included in their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and CORE. On January 8, 2007, CORE filed an Amended Petition for Arbitration of Interconnection Rates, Terms and Conditions with the PA PUC, seeking immediate PA PUC arbitration of issues on a collective basis with our three RLECs and a number of other small ILECs in Pennsylvania. We are actively engaged in these filings. We have reached an oral agreement with Service Electric and are in the process of obtaining signatures and then filing the signed agreement with the PA PUC. We will be working with CORE in an attempt to develop an interconnection agreement that can also be filed with the PA PUC. If negotiations fail, the matter will be arbitrated before the PA PUC, which arbitration is pending at the current time.

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

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including TelCove, Commonwealth Telephone Enterprises, Choice One and XO Communications;

•	wireless service providers, including AT&T, Verizon Wireless, Sprint Nextel, Immix and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Comcast, Pencor Services, Atlantic Broadband LLC, Service Electric and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T and Verizon Communications;

•	systems integration providers, including Technisource and Weidenhammer Systems Corp.; and

•	electric power companies as possible competitors in the future.

Many of our competitors are, or are affiliated with, major communications companies. These competitors have substantially greater financial and marketing resources and greater name recognition and more established relationships with a larger base of current and potential customers than we do. Accordingly, it may be more difficult to compete against these large communications providers. In addition, we cannot assure that we will be able to achieve or maintain adequate technology to remain competitive. Our continued addition of fiber to enhance our broadband capacity may be more difficult as a result of our indebtedness than for our competitors. Accordingly, it may be difficult to compete in any of our markets.

We are subject to a complex and uncertain regulatory environment that may require us to alter our business plans.

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive market place through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results, yet at the same time present operating benefits to our CLEC business. For more information, see Regulatory Environment discussion in Item 1 of this document.

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas developed by NECA. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have an impact on the RLEC’s future revenues.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 Plan. When we made our filings to increase certain local and intrastate access rates, no customer filed any complaint or request for intervention. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested that the PA PUC investigate our ability to increase access rates. On November 9, 2006, the PA PUC elected to have its Office of Administrative Law Judge hold a hearing to determine whether the increases in access rates violated any previous PA PUC order or decision. This hearing was held on January 17, 2007. Our RLECs provided a witness in support of the access rate increases and the Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in support of our RLEC’s rate increases. Verizon provided a witness contending that local end-user rates should be increased, not intrastate access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment is warranted to our increase in certain local and intrastate access rates. The PA PUC is expected to provide its final order as to whether the increases in access rates will remain or whether refunds must be provided to access customers and increases in other rates, such as residential and business local service, be made in the alternative.

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

The FCC has yet to significantly regulate VoIP offerings, maintaining regulatory uncertainty while placing VoIP services at a regulatory advantage over our RLEC legacy telephone services. The FCC has ordered strict requirements for the provision of 911 services by VoIP providers. All interconnected VoIP providers must notify customers regarding the provisions of 911 service and certify to the FCC that existing customers have been informed and that they acknowledged receipt of such information. Our ISP is in full compliance with the FCC requirements and we are working to make 911 service available everywhere we wish to offer the service. In addition to regulation of 911 service, the FCC has ordered that the requirements to make networks available for electronic surveillance by law enforcement agencies under the federal Communications Assistance for Law Enforcement Act (“CALEA”) applies to facilities-based broadband Internet access providers and a broad category of VoIP providers. The FCC is still considering whether to exempt small rural providers and certain other entities from these requirements. As we provide these services, we are, accordingly, in the process of making our network compliant with these additional CALEA requirements and anticipate that the capital expenditures to meet these requirements will be less than $0.3 million.

The FCC has also enacted changes to certain technical rules that would foster broadband deployment using the capabilities of the nation’s power grid.

All of these developments may result in an even more highly competitive environment in which electric utility companies are very likely to be in direct competition with telephone companies and cable TV operators in many locations. This development could cause telephone companies to lose their competitive edge in their territories and, consequently, result in significant inroads into their core telephone/voice business.

Our indebtedness could restrict our operations.

As of December 31, 2006, we had approximately $207.0 million of total indebtedness, including current maturities and a capital lease obligation of $1.5 million. We refinanced our indebtedness in March 2004 and further amended our credit facility in November 2004 and September 2006. The effect of the refinancing and amendments was to lower the interest rates on our indebtedness, provide greater flexibility in our financial covenants and spread out the amortization of principal. This new structure, pursued to manage our balance sheet in order to better achieve our business plan, decreases the risks associated with our indebtedness.

However, our indebtedness could still restrict our operations because we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. Additionally, our level of indebtedness may make us more vulnerable to economic or industry downturns and competitive pressures. The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things, incur more indebtedness, pay dividends over $10 million annual limit, redeem or repurchase our stock or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets and extend credit.

The Systems Integration Segment could be affected by economic conditions of business customers.

The sale of services and computer equipment in the Systems Integration business is dependent upon the willingness of companies to invest in improvements in their information technology and computer systems. This business may be affected by the economic conditions in our customers’ business sectors.

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

Our properties consist primarily of administration buildings, central office switch facilities, telephone lines and related equipment and other land and buildings related to telephone operations. Our major owned facilities include: our corporate headquarters and central office switching facility, totaling approximately 113,700 square feet in Ephrata, Pennsylvania; an office building including our network operations center totaling 80,100 square feet in Brownstown, Pennsylvania; and twenty other buildings that serve a variety of functions including offices, warehouses, garages, vehicle service center and switching facilities, totaling approximately 175,300 square feet. We lease 13,100 square feet for use as office space. We own more than fifty other smaller locations totaling over 68,500 square feet that are used for various purposes such as housing switching equipment. All our assets are maintained and upgraded on a continuing basis to assure quality service for our customers.

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

We were one of the first local exchange carriers in the nation to deploy a 100% digitally switched network, which enables us to economically provide a broad portfolio of advanced voice and data communications services. Our network includes 1,515 route miles of fiber in a pattern of multiple rings, which provide a high level of redundancy in the event of a service failure. We own 1,238 route miles and use 277 route miles through indefeasible right of use agreements. Our primary network operations center further leverages network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve operating efficiency. Our network is monitored 24 hours a day, 365 days a year and continual upgrades to network elements ensure the uninterrupted delivery of quality services to customers.

Item 3.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low sales prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ Global Market.

2006	Low	High
First Quarter	$8.25	$11.24
Second Quarter	$10.00	$13.52
Third Quarter	$10.01	$12.99
Fourth Quarter	$12.30	$13.90

2005	Low	High
First Quarter	$8.20	$12.42
Second Quarter	$7.01	$10.16
Third Quarter	$9.02	$12.24
Fourth Quarter	$7.80	$9.50

The closing price on December 31, 2006 and March 2, 2007, was $12.65 and $13.01, respectively. The approximate number of record holders of our common stock, as of March 2, 2007, was 2,042.

During the two most recent fiscal years, 2006 and 2005, cash dividends on our common stock have been declared quarterly in the annual amount of $0.50 per share. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements, which limit our annual dividend payments to $10 million, provided no default or event of default exists on our debt agreements.

Equity Compensation Plan Information

At December 31, 2006

Plan Category	(A) Number of securities issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	221,405	$10.06	1,121,576
Equity compensation plans not approved by security holders	—		—

Total	221,405	$10.06	1,121,576

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

STOCK PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total return on shares of the Company’s Common Stock. The comparison assumes $100 invested in each of the Nasdaq U.S. Index (Nasdaq US), the Nasdaq Telecommunications Index (Nasdaq Telecom) and the Company’s Common Stock, on December 31, 2001 and that all dividends were reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	2001	2002	2003	2004	2005	2006
Nasdaq U.S.	$100.00	$69.13	$103.36	$112.49	$114.88	$126.22
Nasdaq Telecom	$100.00	$46.03	$76.56	$81.63	$77.58	$102.00
D&E Communications, Inc.	$100.00	$48.69	$87.87	$75.89	$55.43	$87.80

Item 6.	Selected Financial Data

The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2006. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report. Certain amounts have been reclassified for comparative purposes.

	At or for the Year Ended December 31,
	2006(1)	2005(1)	2004(1)	2003(1)	2002(1)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Operating revenues	$162,068	$164,562	$164,423	$160,745	$127,645
Depreciation and amortization	38,241	38,123	38,432	38,009	28,118
Operating income	22,512	22,830	21,084	23,407	7,413
Income (loss) from continuing operations	8,250	13,801	(2,666)	3,635	(7,014)
Discontinued operations, net of tax(2)	(1,508)	(90)	(73)	189	55,408
Cumulative effect of accounting change, net of tax	—	—	—	260	—
Net income (loss)	6,742	13,711	(2,739)	4,084	48,394

PER-SHARE DATA — BASIC AND DILUTED
Income (loss) from continuing operations	$0.57	$0.96	$(0.18)	$0.23	$(0.57)
Discontinued operations	(0.10)	—	—	0.01	4.52
Cumulative effect of accounting change	—	—	—	0.02	—
Net income (loss) per common share	0.47	0.96	(0.18)	0.26	3.95
Cash dividends declared per common share	0.50	0.50	0.50	0.50	0.50

BALANCE SHEET DATA
Total assets	$510,574	$535,672	$546,785	$575,911	$601,818
Long-term debt	199,950	205,500	218,500	222,765	244,966
Preferred stock of subsidiary	1,446	1,446	1,446	1,446	1,446

OTHER DATA
Net cash provided by continuing operating activities	$37,754	$41,249	$49,013	$44,203	$24,680
Net cash used in continuing investing activities	(28,440)	(20,031)	(25,147)	(8,647)	(177,267)
Net cash provided by (used in) continuing financing activities	(16,008)	(19,461)	(27,788)	(18,183)	88,997

(1)	Reflects data for Conestoga Enterprises, Inc. operations since acquisition on May 24, 2002.
(2)	Reflects the results of our Voice Systems Business, our paging business and our interest in the PCS ONE joint venture as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segments

We operate as a rural local telephone company providing broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We operate an incumbent rural local exchange carrier, or RLEC, in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local exchange carrier, or CLEC, in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access and, in certain of our markets, video services. We also provide business customers with systems integration services including professional data and information technology services, security, design and network monitoring.

Our segments are RLEC, CLEC, Internet Services, and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

Effective January 1, 2007, the Company reorganized its business segments in order to better align them with our management structure and organized our segments based on the similar nature of products and services, production processes and distribution methods. Based on that reorganization the RLEC, CLEC and Internet Services business units and the cable television and video operations currently reported in the corporate and other segment will be combined into one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units will continue as distinct, reportable business segments.

As of December 31, 2006, we served 129,848 RLEC access lines, 43,720 CLEC access lines, 31,724 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 5,337 dial-up Internet access subscribers, 7,437 video subscribers and 951 web-hosting customers. For the year ended December 31, 2006, we generated total revenues of $162,068, operating income of $22,512 and net income of $6,742.

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

•

We will implement an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP applications.

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

•

We will pursue the goal of Delivering Excellence for our customers by providing reliable, responsive, state-of-the-art broadband communications services, including voice, high-speed data and, in certain of our RLEC and CLEC markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms—hybrid fiber coaxial in the State College CLEC market and ADSL2+ over the RLEC copper system in Union County, Pennsylvania. The deployment of video in our other RLECs remains under review and evaluation.

•

We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications and information technology needs. We are creating a more direct link between our RLEC, CLEC and Internet customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and RLEC, CLEC or Internet services for a custom and differentiated offering, including professional information technology services, network security services and network monitoring and response.

•

We will continue to make our commitment to customer service a top priority. Our Network Operations Center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to enhance the customers’ experience when they call in service issues, we integrated a case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this capability, several automated tests were developed and implemented that allow us to analyze every issue that is called in, determine the location of the issue and identify the appropriate technical group to resolve the issue. We offer customers our Managed Services products, which are internal monitoring (within the customer’s enterprise), external monitoring (devices outside the customer’s enterprise) and comprehensive security assessments and management. Our complement of Managed Services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

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

Business Risks

Our primary business risks include the external threats of increased competition, the complex and uncertain regulatory environment in the telecommunications industry and the internal risk of our debt financing. See Part I, Item 1A of this Form 10-K for a more extensive discussion of risk factors affecting our business.

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

We have competitive strengths and weaknesses in the competition for the customer’s communications dollar. On a national basis, cable TV companies have the major market share of paid video services and have a larger market share of broadband Internet access services than telephone companies. Cable TV companies are now delivering VoIP services with systems fully capable of providing IP telephony services. We are now offering video over a portion of our fiber-copper network in the area of Lewisburg, Pennsylvania in competition with the video services offered by incumbent cable companies.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2007 capital budget is approximately $25,000. However, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $207,016 as of December 31, 2006.

Pro-competitive regulatory environment

It is basic policy of the FCC and the PA PUC to encourage competition in the communications industry. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results yet at the same time present operating benefits to our CLEC business.

Legislation enacted in Pennsylvania in the fourth quarter of 2004 provides a continued limited suspension from certain interconnection requirements of the Telecommunications Act of 1996 to our Buffalo Valley RLEC through December 31, 2008. Competitors currently have the opportunity to seek the removal of our rural exemption applicable to our other two RLECs to have access to our customers by entering our territory and using our facilities through interconnection agreements to provide local services.

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

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by National Exchange Carrier Association (“NECA”). If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006, which included a two-year transition period for implementing the new calculations. We estimate that the impact of the approved NECA formulas and the transition plan on consolidated network access revenues, based on 2006 actual access lines and minutes of use, will be a reduction of approximately $1,700 during fiscal year 2007, a reduction of $2,600 during fiscal year 2008 and an annual reduction of $2,700 thereafter.

Additionally NECA has filed a proposal with the FCC for a change in average schedule settlement formulas to be effective July 1, 2007, which includes a two-year transition period for implementing the new calculations. If the proposed filing is approved by the FCC, we estimate that the impact of the new proposed formulas and the transition plan on consolidated network access revenues, based on 2006 actual access lines and minutes of use, will be a reduction of approximately $500 during the last six months of 2007, a reduction of approximately $1,500 during fiscal year 2008, a reduction of approximately $2,000 during fiscal year 2009 and an annual reduction of approximately $2,100 thereafter, based on information provided by NECA. We estimate that the total combined effect of both the approved and proposed changes in NECA average schedule settlement formulas on consolidated network access revenue will be a reduction of $2,200 in 2007, $4,100 in 2008, $4,700 in 2009 and $4,800 thereafter.

On February 10, 2005, the FCC initiated a proceeding at CC Docket No. 01-92 to develop a unified intercarrier compensation methodology. As a part of this proceeding, the FCC is now considering and soliciting comments from the public on the Missoula Plan, a proposal that was developed by industry representatives. The Missoula Plan, if adopted, would have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. The FCC has not yet acted on this notice, and there is no guarantee that a final order addressing potential modifications to the current access charge system will be issued in 2007. Until the FCC adopts a specific proposal, it is impossible to predict how much the proposed changes will affect our company and whether they will be favorable or unfavorable.

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and PA USF, along with potential impacts on local service rates, for rural local exchange carriers in Pennsylvania. On August 30, 2006, a filing was made by numerous parties, including a rural coalition group that included our RLECs, to stay this investigation. On November 9, 2006, the PA PUC granted in its entirety a stay of this investigation pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding at CC Docket No. 01-92 or for one year, whichever is earlier. At this time, we cannot predict what the outcome will be of the FCC’s investigation or what the PA PUC may do if the FCC approves changes or fails to act within the one-year delay.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 Plan. When we made our filings to increase certain local and intrastate access rates, no customer filed any complaint or request for intervention. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested that the PA PUC investigate our ability to increase access rates. On November 9, 2006, the PA PUC elected to have its Office of Administrative Law Judge hold a hearing to determine whether the increases in access rates violated any previous PA PUC order or decision. This hearing was held on January 17, 2007. Our RLECs provided a witness in support of the access rate increases and the Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in support of our RLEC’s rate increases. Verizon provided a witness contending that local end-user rates should be increased, not intrastate access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment is warranted to our increase in certain local and intrastate access rates. The PA PUC is expected to provide its final order as to whether the increases in access rates will remain or whether refunds must be provided to access customers and increases in other rates, such as residential and business local service, be made in the alternative.

There is limited regulation of Voice over Internet Protocol (“VoIP”) offerings at this time, placing VoIP at a possible advantage over traditional telephone services. Although VoIP is not regulated as a voice public utility service, the FCC has recently made several rulings that imposed certain requirements on VoIP providers. VoIP providers are now required to enable their customers to access 911 services, comply with the Communications Assistance for Law Enforcement Act and contribute to the support of universal service. We have introduced VoIP offerings into our marketplace in anticipation of the demand for this voice communications product.

•	Risk of debt financing

We had indebtedness of $207,016, including current maturities and a capital lease obligation of $1,516, at December 31, 2006. Our indebtedness could restrict our operations because:

•

We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	Certain covenants in our loan agreement limit the amount of capital investment; and

•	The level of indebtedness will make us more vulnerable to economic or industry downturns, and our debt service obligations increase our vulnerability to competitive pressures.

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

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. We anticipate that the reduction in interest rates will result in an average annual cash savings of approximately $600 assuming the margin added to the U.S. prime or LIBOR rates in effect prior to the amendment would have been in effect throughout the term of the credit facilities using the amended loan amortization schedules. We incurred a loss on early extinguishment of debt of $1,103, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $56 of debt issuance costs related to the amended credit facility. We capitalized approximately $344 of debt issuance costs related to the amended credit facility, which will be amortized into interest expense over the life of the amended credit facility.

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our RLEC business segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our RLEC business segment and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends and the requirement to remain in compliance with financial covenants.

Results of Operations

The measure of segment results used by management is operating income (loss). Certain amounts from prior years have been reclassified to conform to the current presentation. The following table is a summary of our operating results by segment:

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
2006
Revenues — External	$96,396	$39,997	$15,503	$6,641	$3,531	$—	$162,068
Revenues — Intercompany	10,230	2,806	85	24	—	(13,145)	—

Total Revenues	106,626	42,803	15,588	6,665	3,531	(13,145)	162,068

Depreciation and Amortization	28,793	5,956	1,507	714	1,271	—	38,241
Intangible Asset Impairment	—	—	—	1,892	—	—	1,892
Other Operating Expenses	47,433	36,670	13,943	10,519	4,003	(13,145)	99,423

Total Operating Expenses	76,226	42,626	15,450	13,125	5,274	(13,145)	139,556

Operating Income (Loss)	$30,400	$177	$138	$(6,460)	$(1,743)	$—	$22,512

2005
Revenues — External	$100,934	$38,291	$12,999	$8,556	$3,782	$—	$164,562
Revenues — Intercompany	9,517	2,505	40	28	—	(12,090)	—

Total Revenues	110,451	40,796	13,039	8,584	3,782	(12,090)	164,562

Depreciation and Amortization	29,524	5,052	1,378	1,002	1,167	—	38,123
Other Operating Expenses	48,395	37,255	12,303	13,201	4,545	(12,090)	103,609

Total Operating Expenses	77,919	42,307	13,681	14,203	5,712	(12,090)	141,732

Operating Income (Loss)	$32,532	$(1,511)	$(642)	$(5,619)	$(1,930)	$—	$22,830

2004
Revenues — External	$101,647	$36,183	$10,337	$12,923	$3,333	$—	$164,423
Revenues — Intercompany	9,314	1,409	21	54	—	(10,798)	—

Total Revenues	110,961	37,592	10,358	12,977	3,333	(10,798)	164,423

Depreciation and Amortization	30,776	4,394	1,083	1,212	967	—	38,432
Other Operating Expenses	51,023	35,893	8,948	16,208	3,633	(10,798)	104,907

Total Operating Expenses	81,799	40,287	10,031	17,420	4,600	(10,798)	143,339

Operating Income (Loss)	$29,162	$(2,695)	$327	$(4,443)	$(1,267)	$—	$21,084

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

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”). The fair value of the sale consideration was $3,000 and included $250 in cash paid on the closing date, the receipt of a $2,400 ($2,500 face value) promissory note issued by eComm and a 10% equity interest in eComm of $350 with a related put right. The promissory note is subordinated to other debt of eComm and is collateralized by the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the consolidated statements of operations.

Consolidated Operations

Overview of 2006 Compared to 2005

In 2006, consolidated operating revenues from continuing operations decreased $2,494, to $162,068, from $164,562 in 2005. The decrease included $1,918 of lower professional services revenue, primarily attributable to the expiration of a major computer services contract as of June 30, 2005, and approximately $3,018 of lower network access revenues primarily due to lower minutes of use and rates and lower NECA settlements. Long distance toll revenues declined $1,659 due to a reduction in the average rate per minute of use and lower minutes of use. Computer equipment sales decreased $321 primarily due to several large sales in the prior year, which were not repeated in the current year. Dial-up Internet access revenue declined $647 as a result of fewer subscribers. Directory revenue decreased $512, primarily as the net result of a $1,851 revenue reduction due to two of our four directories being published under a contract which became effective in the fourth quarter of 2006 and are accounted for under the net accounting method versus the gross accounting method, partially offset by a revenue increase of $1,283 as a result of the higher published values of the directories prior to the effective date of the new contract. These decreases were partially offset by increases of $874 in local telephone service primarily from additional CLEC business customers, $3,048 in DSL revenue attributable to additional customers and $1,587 in long distance circuit revenue attributable to additional circuits in service.

In 2006, consolidated operating income from continuing operations decreased $318, to $22,512 from $22,830 in 2005. The decrease was attributable to decreased revenues of $2,494, offset by a $2,176 reduction in operating expenses. Wages decreased $1,733 due to fewer employees. Employee benefits decreased $140 as the net result of an approximate $1,149 decrease due to lower health insurance, pension and payroll tax expenses primarily as a result of fewer employees, partially offset by an approximate $1,009 increase in short and long-term incentive plan benefits. Network access expense decreased $1,396 due to lower long distance minutes of use and the savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Subcontractor costs decreased $636 as a result of lower professional services revenue. Cost of goods sold decreased $238 primarily due to lower computer equipment sales. Directory expense decreased $670 due to a $1,636 expense reduction as a result of two of our four directories being published under a contract which became effective in the fourth quarter of 2006 and are accounted for under the net accounting method versus the gross accounting method, partially offset by an expense increase of $966 due to higher publishing costs of the directories prior to the effective date of the new contract. Professional services expense decreased $399 primarily from a reduction in consulting fees for Sarbanes-Oxley compliance. Cost of services increased $1,352 primarily as a result of the increase in facilities that we lease from other companies that provide local service to our increased number of CLEC customers, additional long distance circuits and a one-time vendor billing adjustment of $248 for fiber circuits. Also contributing to the increased expenses in 2006 was the non-cash intangible asset impairment loss of $2,375 on the customer relationships of the Systems Integration segment in the second quarter of 2006 of which $1,892 is reported in continuing operations and $483 in discontinued operations.

Net income (loss) decreased $6,969, to net income of $6,742 in 2006 from a net income of $13,711 in 2005, primarily due to the reduction in gains on investments of $5,860, lower equity in net income (losses) of affiliates of $1,180, the 2006 loss on early extinguishment of debt of $1,103 and the increased loss from discontinued operations of $1,336, partially offset by the decrease in income taxes of $2,340. The gain on investment of $1,035 in 2006 was a result of a recovery of our advances to Eurotel beyond amounts previously estimated. Gains on investments were $6,895 in 2005 as a result of the sale of our interests in Pilicka and PenTeleData.

Overview of 2005 Compared to 2004

Consolidated operating revenues from continuing operations in 2005 increased $139, to $164,562, from $164,423 in 2004. The increase included $1,053 in local telephone service primarily from additional CLEC business customers, $1,944 of DSL revenue attributable to additional customers, $1,817 of long-distance circuit revenue due to an increase in dedicated circuits, $647 of directory revenue and $515 of communications services, primarily equipment rental and support services. These increases were offset by $3,486 of lower professional services revenues partially attributable to the expiration of a major computer services contract, a $1,687 decline in long distance toll revenues primarily attributable to a reduction in the average rate per minute of use and a computer equipment sales decrease of $709.

Consolidated operating income from continuing operations in 2005 increased $1,746, to $22,830, from $21,084 in 2004. The increase was primarily attributable to reductions in operating expenses. Expense decreases included $1,678 from lower wages and subcontractors’ costs, $430 of network access expense partially related to a lower cost contract for completing long distance calls, $1,303 of contracted billing service expenses and $800 of computer equipment sale costs. Offsetting increases included $1,712 in benefits primarily from pension expense and $1,007 of operating taxes primarily as a result of a one-time sales tax refund received in 2004.

Net income (loss) increased $16,450, to net income of $13,711 in 2005 from a net loss of $2,739 in 2004, partially due to the increase in operating income described in the preceding paragraph, net of income taxes. Other factors include the increase in equity in net income (losses) of affiliates of $4,172, the increase in gain (loss) on investments of $7,952 and the reduction in the loss on early extinguishment of debt of $5,252. Gains on investments were $6,895 in 2005 as a result of the sales of our interests in Pilicka and PenTeleData compared to a 2004 other-than-temporary loss on our investment in Eurotel of $1,057.

RLEC Segment Results

Summary Operating Results — RLEC Segment

	2006	2005	2004
Revenues:
Local Telephone Service	$33,089	$33,246	$33,607
Network Access	52,537	55,293	54,915
Directory	15,355	15,923	15,335
Other	5,645	5,989	7,104

Total Revenues	106,626	110,451	110,961

Depreciation and Amortization	28,793	29,524	30,776
Other Operating Expenses	47,433	48,395	51,023

Total Operating Expenses	76,226	77,919	81,799

Operating Income	$30,400	$32,532	$29,162

Operating Income % of Revenues	28.5%	29.5%	26.3%
Access Lines at December 31	129,848	134,698	139,607

RLEC segment revenues decreased $3,825, or 3.5%, to $106,626 in 2006 and decreased $510, or 0.5%, to $110,451 in 2005. In 2006, local telephone service revenue decreased $157 as a result of the decrease in access lines, partially offset by an increase in basic service rates effective August 1, 2005. Network access revenue decreased $2,756, due to decreases of approximately $1,000 in special access revenue primarily from lower rates and fewer circuits, a $1,098 reduction in interstate access revenues primarily due to lower rates and minutes of use, a $663 reduction in NECA settlements primarily as a result of the changes in the NECA average schedule settlement formulas effective in July 2006, a $782 reduction in intrastate access revenue of primarily from decreased minutes of use offset by the effect of a rate increase on July 1, 2006, a $224 reduction in intrastate access revenue as a result of a billing error correction in the second quarter of 2006 and a $496 reduction in subscriber line charges due to the decline in access lines. These decreases were partially offset by a $330 increase in intrastate access revenue as a result of the 2006 reversal of a $165 revenue reserve recorded in 2005 and a $1,102 increase in inter-segment DSL revenue due to an increase in subscribers. Directory revenue decreased $568 from the net result of a $1,851 revenue reduction due to two of our four directories being published under a contract which became effective in the fourth quarter of 2006 and are accounted for under the net accounting method versus the gross accounting method, partially offset by a revenue increase of $1,283 as a result of the higher published values of the directories prior to the effective date of the new contract. Other revenue decreased $344 primarily from lower long distance toll revenue of $304 due to decreased minutes of use.

In 2005, basic area telephone service decreased $237 due to the net effect of a decrease in access lines, offset by an increase in basic service fees effective August 1, 2005 that resulted in additional revenue of approximately $700. Network access revenue increased $378, primarily from the net effect of increased NECA settlements of $2,333 partially related to rate changes in the NECA average schedule settlement formulas effective in July 2005, additional inter-segment DSL revenue of $1,055 due to an increase in the number of customers, decreases of approximately $1,753 from fewer special access circuits, a decline in switched access revenues of $354 and a reduction in interstate access revenues of $681 due to decreases in minutes of use and rates. Long distance revenues decreased $434 and revenue from inter-segment billing and collection services was down $963. Since November 2004, expenses for preparation of customer billing are charged directly to each segment. Prior to November 2004, certain expenses were recorded in one segment and then recorded as inter-segment billing and collection revenue.

RLEC segment operating expenses decreased $1,693, or 2.2%, to $76,226 in 2006 and decreased $3,880, or 4.7%, to $77,919 in 2005. In 2006, depreciation decreased $731 due to changes in the estimated lives of various fixed asset categories in 2005. Corporate overhead expenses decreased $634 due to a decrease in the total corporate overhead expense allocated to all business segments. Corporate overhead expenses decreased an additional $226 as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Directory expense decreased $670 from the net result of a $1,636 expense reduction, due to two of our four directories being published under a contract which became effective in the fourth quarter of 2006 and are accounted for under the net accounting method versus the gross accounting method, partially offset by an expense increase of $966 due to higher publishing costs prior to the effective date of the new contract. Network access expense decreased $326 primarily from a reduction in long distance minutes of use and a $179 reduction of the estimated costs owed to wireless carriers for local calls made by our customers to the wireless carriers’ customers. Consulting fees increased $324 primarily due to the data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Employee benefits increased $335 primarily from short-term incentive plan expenses. Cost of services increased $292 primarily from additional intersegment costs to provide switched data message services. In 2005, decreases included $1,007 for contracted billing services, $1,252 in depreciation due to changes in the estimated lives of various fixed asset categories, $454 in network access expenses, $633 in maintenance contracts and $1,151 in corporate overhead expenses as a result of our other business segments receiving a larger share of the allocation of corporate overhead expenses. These decreases more than offset a $733 increase in the cost of employee benefits. Operating income decreased $2,132, or 6.6%, in 2006, to $30,400, and increased $3,370, or 11.6%, in 2005 to $32,532.

Local telephone revenues are anticipated to continue to decline as the result of continuing access line losses due to increasing competition from wireless and cable providers offering alternative services, including VoIP. Network access revenues are projected to decrease due to declining minutes of use and less favorable NECA settlements for average schedule companies. Other revenues, which include enhanced services (voice mail, custom calling features), long distance and other miscellaneous services, are likely to continue the trend of moderate declines. At the same time, we expect declines in directory revenues due to revised contract terms for two of our four directories.

The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006, which included a two-year transition period for implementing the new calculations. We estimate that the impact of the new formulas and the transition plan on consolidated network access revenues using actual access lines and minutes of use for the year 2006 will be a reduction of approximately $1,700 during fiscal year 2007, a reduction of $2,600 during fiscal year 2008 and an annual reduction of $2,700 thereafter.

Additionally, NECA has filed a proposal with the FCC for a change in average schedule settlement formulas to be effective July 1, 2007, which includes a two-year transition period for implementing the new calculations. If the proposed filing is approved by the FCC, we estimate that the impact of the new proposed formulas and the transition plan on consolidated network access revenues, based on 2006 actual access lines and minutes of use, will be a reduction of approximately $500 during the last six months of 2007, a reduction of approximately $1,500 during fiscal year 2008, a reduction of approximately $2,000 during fiscal year 2009 and an annual reduction of approximately $2,100 thereafter, based on information provided by NECA. We estimate that the total combined effect of both the approved and proposed changes in NECA average schedule settlement formulas on consolidated network access revenue will be a reduction of $2,200 in 2007, $4,100 in 2008, $4,700 in 2009 and $4,800 thereafter.

On June 22, 2006, the PA PUC approved RLEC rate increases to be effective on July 1, 2006. The rate increases were requested in accordance with our PA PUC approved Chapter 30 Plans, as amended pursuant to Act 183. The majority of the rate increases were in network access revenues and are based on the application of an industry price cap formula, which measures the current rate of inflation. The new monthly rates were calculated using historical data for our access lines and minutes of use and were designed to generate an increase in annual consolidated revenue of $1,589. The actual annual revenue increase will be different from this amount to the extent that actual access lines and minutes of use differ from the historical data that we used in developing the new rates. We estimate that RLEC access lines will continue to decline due to increasing competition. Verizon filed comments against our increase in intrastate access rates and requested that the PA PUC investigate our ability to increase access rates. On November 9, 2006, the PA PUC ordered hearings to be held and in its order stated that we may be required to refund any amounts generated by the increased rates subsequent to November 9, 2006. A hearing was held on January 17, 2007. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment is warranted to our increase in certain local and intrastate access rates. The PA PUC is expected to provide its final order determining whether the increases in access rates will remain or whether refunds must be provided to access customers and increases in other rates, such as residential and business local service, be made in the alternative. We recorded a $188 revenue reserve in 2006 pending the decision of the PA PUC regarding the increase in our intrastate access rates effective July 1, 2006, in accordance with our Chapter 30 Plan.

We have entered into a new three-year agreement for the publication of three of our four directories whereby the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and beginning in the first quarter of 2007 for one directory. As a result, our directory revenue as the three new directories are published will only be the annual fee paid to the Company for access to our customers. This arrangement decreased directory revenue $1,851 in the fourth quarter of 2006 and will decrease directory revenues, based upon 2006 levels, approximately $10,300 in 2007, $11,000 in 2008 and $11,200 in 2009. Directory expense decreased $1,636 and operating income decreased $215 in the fourth quarter of 2006 as a result of the new contract. Our directory expense, based on 2006 levels, will also decrease approximately $9,500 in 2007 and $9,800 in 2008 and 2009. The net effect of the decrease in directory revenue and expense will result in a reduction in operating income of approximately $800 in 2007, $1,200 in 2008 and $1,400 in 2009.

CLEC Segment Results

Summary Operating Results — CLEC Segment

	2006	2005	2004
Revenues:
Local Telephone Service	$15,316	$14,557	$13,123
Network Access	6,734	5,650	3,934
Long Distance	20,176	19,978	19,519
Other	577	611	1,016

Total Revenues	42,803	40,796	37,592

Depreciation and Amortization	5,956	5,052	4,394
Other Operating Expenses	36,670	37,255	35,893

Total Operating Expenses	42,626	42,307	40,287

Operating Income (Loss)	$177	$(1,511)	$(2,695)

Operating Income (Loss) % of Revenues	0.4%	(3.7)%	(7.2)%
Access Lines at December 31	43,720	40,796	38,461

CLEC segment revenues increased $2,007, or 4.9%, to $42,803 in 2006 and $3,204, or 8.5%, to $40,796 in 2005. In 2006, local telephone service revenue increased $759 as a result of increased access lines for new business customers, August 2005 rate increases and growth in private network circuits. Network access revenue increased $1,084 primarily from additional interstate access revenue of $554 due to higher rates and minutes of use and a one-time intrastate access customer billing adjustment of $425, offset by a reduction in intrastate access revenue of $208 primarily due to lower minutes of use. Long distance circuit revenue increased $1,587 from additional circuits while long distance toll revenue decreased $1,389 due to a decline in the average rate per minute of use and lower minutes of use. In 2005, local telephone service revenue increased $1,434 related to the access line increase and growth in private network circuits. Intrastate access revenue increased $936 from higher minutes of use. Long distance circuit revenue increased $1,817 due to growth in the number of circuits. Long distance toll revenues decreased approximately $1,358 due to a decline in the average rate per minute of use and the loss of one significant customer.

CLEC segment operating expenses increased $319, or 0.8%, to $42,626 in 2006 and $2,020, or 5.0% to $42,307 in 2005. In 2006, cost of services increased $811 as a result of the increase in facilities that we lease from other companies that provide local service to our increased number of CLEC customers, additional long distance circuits, a one-time $181 increase in an estimate for circuit costs and a one-time vendor billing adjustment of $248 for fiber circuits. Depreciation expense increased $904 from asset additions and decreases in estimated lives of certain assets. Network access expense decreased $690 primarily as a result of savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls and lower minutes of use. Wages decreased $327, primarily as a result of reduced customer service costs. In 2005, wages increased $144 and benefits increased $453 as a result of our need to support the growth in access lines and increased pension costs. Depreciation increased $658 from asset additions and decreases in estimated lives of certain assets. The cost of services increased $2,016 as a result of providing more leased facilities required by customer growth. Network access expenses decreased $1,843 as a result of savings achieved from the implementation of a new agreement to provide a least-cost routing service for completion of long distance toll calls and partially from the loss of one significant customer. Customer billing expenses decreased $165 resulting from completion of the billing conversion during the fourth quarter of 2004. Gross receipts taxes increased approximately $284 due to a true up of the prior year tax return. Corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts, increased $919 as a result of a higher allocation than in the prior year. In 2006, operating income was $177, an increase of $1,688 over the 2005 operating loss of $1,511. In 2005, the operating loss decreased $1,184, or 43.9%. The improvement in operating income was primarily due to revenue growth, changes in operating efficiencies and moving more customers to our own network.

Local telephone service revenues are projected to grow moderately as additional access lines are placed in service in existing markets. Our strategy to place more lines, both new and existing, on our own network is expected to increase the operating margin of those lines by eliminating the need for leasing more costly facilities from other local exchange carriers, to provide service for those lines. Long distance toll revenues are expected to decrease due to increased competition and tighter margins, as competitors such as wireless carriers and VoIP providers continue to offer unlimited minute pricing.

Internet Services Segment Results

Summary Operating Results — Internet Services Segment

	2006	2005	2004

Revenues	$15,588	$13,039	$10,358

Depreciation and Amortization	1,507	1,378	1,083
Other Operating Expenses	13,943	12,303	8,948

Total Operating Expenses	15,450	13,681	10,031

Operating Income (Loss)	$138	$(642)	$327

Operating Income (Loss) % of Revenues	0.9%	(4.9%)	3.2%

Customers at December 31
DSL/High-Speed Internet	31,724	22,504	13,595
Dial-up Access	5,337	7,959	11,535
Web-hosting Services	951	952	909

Internet Services segment revenues increased $2,549, or 19.5%, to $15,588 in 2006 and increased $2,681, or 25.9%, to $13,039 in 2005. In 2006, DSL revenue increased $3,050 as a result of increased subscribers, offset by a reduction in the average revenue per subscriber. The decrease in dial-up subscribers resulted in a $648 decrease in dial-up revenue. The 2005 increase resulted from additional DSL customers and included approximately $654 of DSL revenue recorded as CLEC revenue in the previous year, prior to the wholesale arrangement effective January 1, 2005. Revenue per DSL customer declined as a result of temporary promotional rates for new customers and the introduction of lower priced levels of DSL service. The decrease in the number of dial-up subscribers resulted in a 21.9% decrease in dial-up revenue.

Internet Services segment operating expenses increased $1,769, or 12.9%, to $15,450 in 2006 and $3,650, or 36.4%, to $13,681 in 2005. Direct cost of services increased $865 as a result of higher costs due to DSL subscriber growth partially offset by reductions in broadband transport costs. Wages and benefits increased $506. Other operating expenses, including depreciation, network operations, customer service and billing expenses, increased as a result of growth in DSL subscribers. The VoIP service costs in 2006 were $378. In 2005, wages and benefits increased $451 resulting from $262 of additional costs for supporting a larger number of subscribers and $189 related to the initiation of our new VoIP phone service. Other expenses incurred to initiate VoIP service totaled approximately $304. The cost of services increased $1,826 as a result of increased customers and a broadband capacity upgrade implemented to accommodate expected continued DSL subscriber growth. Depreciation increased $295 as a result of more assets being employed and corporate overhead expenses also increased $295 as a result of a higher percentage allocation of corporate overhead expense than in the prior year. In 2006, operating income was $138 compared to the 2005 operating loss of $642 and the operating income of $327 in 2004. The decrease in operating income in 2005 resulted primarily from the initiation of VoIP service, a higher percentage allocation of corporate overhead expenses and a decrease in the revenue per DSL customer.

Growth in providing broadband services is projected to increase in the next several years, as customer demand for greater speed and bandwidth continues. We expect continued growth in DSL customers, while the demand for dial-up access is decreasing rapidly.

Systems Integration Segment Results

Summary Operating Results — Systems Integration Segment

	2006	2005	2004

Revenues	$6,665	$8,584	$12,977

Depreciation and Amortization	714	1,002	1,212
Intangible Asset Impairment	1,892	—	—
Other Operating Expenses	10,519	13,201	16,208

Total Operating Expenses	13,125	14,203	17,420

Operating Loss	$(6,460)	$(5,619)	$(4,443)

Operating Loss % of Revenues	(96.9)%	(65.5)%	(34.2)%

Systems Integration segment revenues decreased $1,919, or 22.4%, to $6,665 in 2006 and decreased $4,393, or 33.9%, to 8,584 in 2005. In 2006, communications services revenue decreased $1,781 primarily as a result of the expiration, on June 30, 2005, of a large government services contract and communications products sold decreased $138. The 2005 decrease consisted of $3,651 in communication services revenue related to a reduction in project hours worked for several large customers, certain price reductions and the expiration, on June 30, 2005, of a large government service contract and a computer equipment sales reduction of $740.

Operating expenses decreased $1,078, or 7.6%, to $13,125 in 2006 and decreased $3,217, or 18.5%, to $14,203 in 2005. In 2006, wages, benefits and subcontractor services decreased $2,044, rent expense decreased $226 due to a reduction in office space, depreciation and amortization decreased $287 and the corporate overhead expense allocation decreased $276. These expense decreases were partially offset by a non-cash intangible asset impairment loss of $1,892. In 2005, wages, benefits and subcontractor services decreased $1,909, material costs decreased $872 related to the decline in revenue, depreciation decreased $71 primarily due to certain fixed assets becoming fully depreciated in 2004 and amortization decreased $141 due to certain intangible assets becoming fully amortized. Operating losses increased $841, to $6,460, in 2006 and $1,176, to $5,619, in 2005.

In the Systems Integration segment there will be a continued focus on the promotion and sale of managed services, professional services and network management, which are believed to generate recurring revenue. On September 29, 2006, we completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”) under an Asset Purchase Agreement dated September 13, 2006. The fair value of the sale consideration was $3,000 consisting of cash of $250, a promissory note for $2,400 (face value $2,500) issued by eComm and a 10% equity interest in eComm of $350, with a related put right. We recognized a $1,020 loss, net of taxes, on the sale. The financial results of the Voice Systems Business are reported as discontinued operations for all periods presented. The Voice Systems Business generally consisted of our voice telephone equipment business, but does not include the professional data and information technology services, security, design and network monitoring operations of our Systems Integration segment.

The Systems Integration segment will now focus on the professional data and information technology services, security, design and network monitoring operations, which were not included in the sale. The provision of these services is believed to generate recurring revenue from our customers.

On March 31, 2007, a contract with a retail services customer will expire. As a result of the expiration of this contract, Systems Integration revenue is expected to decline, based on 2006 levels, approximately $2,100 in 2007 and $2,800 in 2008. The effect on operating income (loss) is expected to be minimal.

Other Income (Expense)

Other income (expense) for 2006 was an expense of $10,732 compared to an expense of $3,077 in 2005. The primary reasons for this $7,655 change are as follows:

•

Our equity in net income (losses) of affiliates decreased $1,180, to a loss of $180, in 2006 compared to an income of $1,000 in 2005. The 2006 loss of $180 includes our share of EuroTel’s operating expenses. Our 2005 equity in net income of EuroTel included our share of EuroTel’s gain on the sale of its direct ownership interest in Pilicka (see Note 5) in the amount of $1,563 offset by EuroTel’s operating expenses in 2005. We did not recognize any equity in losses of Pilicka in 2005 since we wrote our investment in Pilicka to zero at December 31, 2004 and had no legal obligation, nor intention to provide future funding to Pilicka. We expect to liquidate Eurotel in the first quarter of 2007 and expect losses in equity of EuroTel to be nominal in 2007.

•	Our interest expense increased $1,097, as a result of increases in short-term interest rates.

•

We recorded gains on investments of $1,035 and $6,895 in 2006 and 2005, respectively. We recorded the 2006 gain as a result of a $1,035 recovery of our advances to Eurotel beyond amounts previously estimated. We sold our interest in PenTeleData in March 2005 resulting in a gain of $2,043. In December 2005, we sold our direct ownership interest in Pilicka resulting in a gain of $4,852.

•

In 2006, we incurred a loss on early extinguishment of debt of $1,103, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $56 of debt issuance costs related to the amended credit facility. There was no similar expense in 2005.

•

Other, net was income of $4,790 in 2006, compared to income of $3,205 in 2005, Other, net included $3,613 of interest income and principal repayments collected in 2006 on the note received from the sale of assets of Conestoga Wireless compared to $2,073 of interest income and principal repayments received in 2005. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Other income (expense) for 2005 was an expense of $3,077 compared to an expense of $22,191 in 2004. The primary reasons for this $19,114 change were as follows:

•

Our equity in net income (losses) of affiliates increased $4,172, to an income of $1,000, in 2005 compared to a loss of $3,172 in 2004. Our 2005 equity in net income of EuroTel included our share of EuroTel’s gain on the sale of its direct ownership interest in Pilicka (see Note 5) in the amount of $1,563 offset by EuroTel’s operating expenses in 2005. We did not recognize any equity in losses of Pilicka in 2005 since we wrote our investment in Pilicka to zero at December 31, 2004 and had no legal obligation, nor intention, to provide future funding to Pilicka. The loss in 2004 included $1,068 for our share of an impairment of assets in Pilicka. We expect to liquidate EuroTel in the first quarter of 2007 and expect losses in equity of EuroTel to be nominal in 2007.

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

Income Taxes

Federal and state income taxes were an expense of $3,465 in 2006 on the $11,780 income from continuing operations compared to the 2005 income tax expense of $5,887 on the $19,753 income from continuing operations. The effective tax rates were 29.4% in 2006 and 29.8% in 2005. The 2006 effective income tax rate is lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense and a deferred tax benefit on the non-cash intangible asset impairment loss. The 2005 effective income tax rate is lower than the federal statutory rate primarily from a reduction of income tax expense of $353 due to adjusting federal and state tax provisions for 2004 to the actual tax returns filed in 2005 and due to the gain on the sale of investment not being fully subject to state income tax. Income taxes for 2005 also include expense of $1,899 as a result of the increase to our deferred tax liabilities calculated at the federal statutory rate of 35% compared to 34% in prior years.

Federal and state income taxes were an expense of $5,887 in 2005 on the $19,753 income from continuing operations compared to the 2004 income tax expense of $1,494 on the $1,107 loss from continuing operations. The effective tax rates were 29.8% in 2005 and a negative 135.0% in 2004. The 2004 tax expense reflects tax on income in the United States while the Pilicka asset impairment and the impairment of our investment in EuroTel created a deferred tax deduction that may not be realizable.

Discontinued Operations

The losses from discontinued operations of $1,508, $90 and $73, in 2006, 2005 and 2004, respectively, were from our Voice Systems Business, which was sold in September 2006.

Accelerated Vesting of Stock Options

On December 21, 2005, the Executive Committee of the D&E Board of Directors approved the accelerated vesting of certain employee stock options that were granted under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. or the Conestoga Enterprises, Inc. 1999 Stock Option Plan, which would have been unvested as of December 31, 2005 and had exercise prices greater than the closing price at December 20, 2005 of $8.41 per share. As a result of this acceleration of the vesting, options to purchase 22,041 shares of our common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The decision to accelerate the vesting of these options was made to reduce non-cash compensation expense that would have been recorded in our income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment,” in January 2006. As a result of this action, we did not recognize compensation expense, net of taxes, of $38 in 2006, nor will we be required to recognize compensation expense relating to stock options, net of taxes, of $19 in 2007.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial. Management anticipates that this trend will continue in 2007. However, changes in market interest rates can have an impact on our results of operations due to our indebtedness of $207,016 of which $177,500 is variable rate debt as of December 31, 2006.

Financial Condition

Liquidity and Capital Resources

We have historically generated significant cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with operating cash and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

Net cash provided by continuing operations was $37,754 in 2006, $41,249 in 2005 and $49,013 in 2004. The primary reason for the decrease in 2006 was an increase in income tax payments of $3,623 and the reduction in operating liabilities in 2006 compared to increases in operating liabilities in 2005. The primary reason for the decrease from 2004 to 2005 was the collection of an income tax refund of $3,065 in 2004 with no similar refund collected in 2005 and an increase in income tax payments of $5,720 in 2005 over 2004. Heightened competition in the telecommunications industry could affect future cash flows related to continuing operations. See “Business Risks.”

Net cash used in investing activities was $28,440 in 2006 and consisted primarily of $24,214 for capital expenditures, purchase of short-term investments of $16,123 and advances to affiliates of $390 offset by proceeds from sale of short-term investments of $8,377, repayments of advances to EuroTel of $1,035 and $2,875 of principal collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $17,100;

•	computers and software separate from the telephone network operations primarily for upgrades to our operating systems — $5,900.

Net cash used in investing activities was $20,031 in 2005 and consisted primarily of $30,541 for capital expenditures and advances to affiliates of $315 offset by proceeds from sale of investments of $7,762, repayments from affiliates of $1,563 and $1,500 of principal collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $19,900;

•

computers and software separate from the telephone network operations primarily for upgrades to our operating systems, a service call management system and a mapping system for our RLEC and CLEC network facilities — $8,300.

Net cash used in investing activities was $25,147 in 2004 and consisted primarily of $24,659 for capital expenditures and a net $613 investment in affiliates offset by $125 of principal collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars spent on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our RLEC and CLEC operating systems — $15,200;

•	computers and software separate from the telephone network operations primarily for an upgrade to our operating system, software for the billing system and expanded office locations — $8,300.

Cash used in financing activities in 2006 was $16,008, consisting primarily of $10,057 used for a net long-term debt reduction, $6,839 used for payment of dividends and $400 used for payment of debt issuance costs related to the amendment of our credit facility in September 2006. We received cash proceeds of $1,064 from the termination of interest rate swap agreements and $224 for new shares of common stock issued.

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

External Sources of Capital at December 31, 2006

On September 19, 2006, we completed an amendment to our syndicated senior secured debt financing, consisting of a $25,000 revolving line of credit, Term Loan A in the amount of $36,061, Term Loan B in the amount of $144,689, and $28,875 of term indebtedness. The amendment reduced the interest rates on the indebtedness, provided greater flexibility in the financial covenants, extended the scheduled amortization of principal, eliminated the $10,000 permanent reduction on the revolving line of credit previously scheduled for December 31, 2006 and eliminated the requirement to maintain interest rate protection with a weighted average life of at least two years on 50% of total variable rate indebtedness. We also paid off the $7,000 balance on the revolving line of credit by drawing $7,000 from Term Loan A.

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. We anticipate that the reduction in interest rates will result in an average annual cash savings of approximately $600 assuming the margin added to the U.S. prime or LIBOR rates in effect prior to the amendment would have been in effect throughout the term of the credit facilities using the amended loan amortization schedules. We incurred a loss on early extinguishment of debt of $1,103, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $56 of debt issuance costs related to the amended credit facility. We capitalized approximately $344 of debt issuance costs related to the amended credit facility, which will be amortized into interest expense over the life of the amended credit facility.

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at our option at either the

U.S. prime rate plus 0.50% to 1.00% or a one, two, three or six month LIBOR rate plus 1.50% to 2.00% depending on the Company’s leverage ratio. At December 31, 2006, the average interest rate was 7.10%. The Revolving Loan also requires a quarterly commitment fee of 0.25% on the unused portion.

The Senior Secured Term Loan A (“Term Loan A”) is a term note maturing June 30, 2011. Term Loan A bears interest at our option at either the U.S. prime rate plus 0.50% to 1.00% or a one, two, three or six month LIBOR rate plus 1.50% to 2.00%, depending on the Company’s leverage ratio. At December 31, 2006, the average interest rate was 7.14%. Term Loan A requires quarterly principal payments of $500 through the first quarter of 2011 and one final principal payment in the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a term note maturing December 31, 2011. Term Loan B bears interest at our option at either the U.S. prime rate plus 0.75% or a one, two, three or six month LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. At December 31, 2006, the average interest rate was 7.12%. Term Loan B requires quarterly principal payments of $375 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment on December 31, 2011.

The Secured Term Loans bear interest at a fixed rate of 9.0% and require quarterly principal payments of $875 through the fourth quarter of 2014.

The following table reflects maturities of senior secured debt at December 31, 2006 under the September 19, 2006 credit facility (“Current Credit Facility”). The table also reflects the maturities if the previous credit facility was still in place at December 31, 2006.

Year	Current Credit Facility	Previous Credit Facility
2007	$7,000	$12,500
2008	7,000	12,500
2009	7,000	12,500
2010	7,000	9,061
2011	167,000	148,439
Thereafter	10,500	10,500

	$205,500	$205,500

As of December 31, 2006, $25,000 of the Revolving Loan was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 52.5% at December 31, 2006 from 53.7% at December 31, 2005 due to the increase in shareholders’ equity and decrease in long-term debt during 2006. The amended credit facility continues to include a number of significant covenants that impose restrictions on our business. These covenants include, among others, a limit of $10,000 in annual dividend payments, and restrictions upon additional indebtedness, mergers, acquisitions, the disposition of assets, sale and leaseback transactions and capital lease payments.

The following table reflects the financial covenant ratio requirements, at December 31, 2006, under the September 19, 2006 credit facility (“Current Credit Facility”). The table also reflects the ratio requirements if the previous credit facility was still in place at December 31, 2006.

	Current Credit Facility	Previous Credit Facility
Total Leverage Ratio = Indebtedness divided by Cash Flow	<3.75	<3.50
Total Indebtedness to Total Capitalization Ratio	<60%	<60%
Proforma Debt Service Coverage Ratio = Cash Flow divided by next year’s Debt Service	>1.75	>1.75
Fixed Charge Coverage Ratio = Cash Flow divided by Fixed Charges	>1.05	>1.05

The maximum Total Leverage Ratio covenant requirement in the September 19, 2006 credit facility declines to less than 3.25 after January 1, 2010. The maximum Total Leverage Ratio covenant requirement in the previous credit facility declines to less than 2.75 after January 1, 2008.

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

Commitments, Contingencies and Projected Uses of Capital

Our most significant commitments for 2007 other than for operations, include capital expenditures, payment of principal and interest on our outstanding debt, the payment of common stock dividends, when and if declared, and other contractual obligations and commitments which are presented below. Scheduled principal payments totaling $7,000 are due in 2007. We believe that we will have sufficient resources to meet these commitments, contingencies and projected uses of funds.

We hold a 33.3% interest in EuroTel, which we account for under the equity method of accounting. Neither the assets nor the liabilities of EuroTel are presented on a consolidated basis on our balance sheets. In 2006, we made advances of $390 to EuroTel. We do not expect to make any advances in 2007 since we and the other owners of Eurotel are in the process of dissolving EuroTel, which we expect to complete in the first quarter of 2007.

At December 31, 2006, the long-term debt maturing within one year consisted of principal payments of $2,000 on Term Loan A, $1,500 on Term Loan B and $3,500 on the secured fixed rate term loans.

The following table sets forth our contractual obligations and the periods in which payments are due:

	Payments Due by Period
Obligation	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt maturing within one year	$7,000	$7,000	$—	$—	$—
Long-term debt	198,500	—	14,000	174,000	10,500
Interest expense	71,211	14,876	28,061	25,806	2,468
Operating leases	1,572	686	587	214	85
Capital lease obligation	2,370	168	336	336	1,530
Purchase commitments	11,412	4,740	4,243	2,429	—

Total	$292,065	$27,470	$47,227	$202,785	$14,583

We have contract commitments to purchase telecommunication services for the use of third-party network circuits, and to maintain minimum monthly volumes of long distance delivery services. These commitments represent the total gross payments due under contract. We expect to contribute $4,800 and $3,600 to our defined benefit pension plans during 2007 and 2008, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an on-going basis, we evaluate our estimates, including those related to intangible assets, income taxes, revenues, contingencies and impairment of long-lived assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

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

We receive a portion of our interstate access revenues in our RLEC segment from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from or pay into the settlement pools differ from the amounts that we have recorded as accounts receivables or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. In 2006, we recorded an increase in communications service revenue of approximately $668 as a result of a change in our estimated interstate revenue earned from the NECA pooling process. Our estimate is based on an FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which interstate rate-of-return exceeds FCC authorized levels if the rates for those periods were deemed to be lawful rates. In 2005 and 2004, we recorded communication service revenue of $601 and $163, respectively, related to adjustments to this estimate.

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

Impairment of Long-Lived Assets

Long-lived assets, including our property, plant and equipment and our finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability is assessed based on future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. In the second quarter of 2006, we recorded a non-cash impairment charge for our Systems Integration intangible asset of $2,375 ($1,390 net of tax) for customer relationships of which $1,892 and $483 were reported in continuing and discontinued operations, respectively. Additionally, future events or changes in circumstances could also result in a material charge to earnings.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized as an asset or liability in a company’s statement of financial position and the changes in that funded status to be recognized through other comprehensive income in the year in which the changes occur. Prior to the adoption of SFAS 158, we accounted for our retirement benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur. Our pension expense for 2006 would have increased approximately $97 if our assumed investment return were one quarter of a percent lower. The expense would have increased approximately $260 if our assumed discount rate were one quarter of a percent lower or decreased $251 if our assumed discount rate were one quarter of a percent higher.

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

Recent Accounting Pronouncements

In January 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. The adoption of SFAS 154 has not had a significant effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This standard generally requires share-based payments to be measured at grant-date fair value, with the related expense recognized over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SFAS 107”). SAB 107 provides further guidance based on the SEC staff views regarding the implementation of SFAS 123R.

The Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. Under this method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in lower stock compensation expense of $130 and increased net income of $76 in 2006 than would have been reported under APB Opinion No. 25.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information.

The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the Interpretation will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS 157 in January 2008. The Company is currently evaluating the impact, if any, this Statement will have on its financial position, results of operations and cash flows.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized as an asset or liability in a company’s statement of financial position and the changes in that funded status to be recognized through other comprehensive income in the year in which the changes occur. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS 158 reduced total assets by $165, increased total liabilities by $1,937 and reduced shareholders’ equity by $2,102, net of tax. The adoption of SFAS 158 had no impact on our results of operations and cash flows. See Note 17 for additional information on the adoption of SFAS 158.

Effective December 31, 2006, the Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify the effects of misstatements using both a balance sheet “iron curtain” and income statement “rollover” approach, and consider the results of both, along with all other relevant quantitative and qualitative factors, in evaluating the materiality of unadjusted misstatements to the related financial statements. The adoption of SAB 108 did not have an impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt the Statement in January 2008. The Company is currently evaluating the impact, if any, SFAS 159 will have on its financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks.

Monetary amounts presented in the following discussion are in thousands.

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of December 31, 2006, our debt can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans	$28,000	9.00%	$29,794
Subject to interest rate fluctuations:
Senior Secured Term Loans	177,500	7.12%	177,500

Total debt	$205,500	7.38%	$207,294

Prior to the amendment to our credit facilities on September 19, 2006, we were required to maintain interest rate protection on at least one-half of the total amount of senior indebtedness outstanding, with a weighted average life of at least two years. In connection with the amendment to the credit facility, this requirement was eliminated and interest rate swap agreements with a notional amount of $75,000 were terminated by one of the lending institutions. We received cash termination payments of $1,064, which will be amortized as a reduction of interest expense over the remainder of the respective terms of the interest rate swap agreements. These agreements were due to mature between November 2008 and December 2009. On November 27, 2006, one remaining interest swap agreement matured. At December 31, 2006, we had no interest rate swap agreements in place.

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $887 for each 50 basis points above the current rates. If rates were to decline, we would realize reductions in interest expense of approximately $887 for each 50 basis point decrease in rates.

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

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rules 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures, without limitation, include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Based on an evaluation and assessment of internal controls over financial reporting, management has concluded that there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires D&E to include a report regarding the effectiveness of its internal control over financial reporting, in its Annual Report on Form 10-K for the year ending December 31, 2006. That report includes an assessment by D&E’s management on the design and operating effectiveness of its internal control over financial reporting as of the end of the fiscal year. To comply with the requirements of Section 404, the Company designed and implemented a comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise. Management’s report and assessment on the effectiveness of its internal control over financial reporting is included herein on page F-2.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated by reference from the material captioned “Directors,” “Biographies of Non-Director Officers,” “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required under this Item is incorporated by reference from the material captioned “Executive Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Board Committee Reports — Compensation Committee Report” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

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

Equity Compensation Plan Information

At December 31, 2006

Plan Category	(A) Number of securities issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	221,405	$10.06	1,121,576
Equity compensation plans not approved by security holders	—		—

Total	221,405	$10.06	1,121,576

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated by reference from the material captioned “Directors,” “Corporate Governance — Policies” and “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from the material captioned “Audit Fees” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit	Reference
3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 1 to D&E’s definitive proxy statement for its 2005 Annual Meeting of Shareholders filed March 17, 2005.

3.2	By-laws	Filed herewith.

10.	Material Contracts

10.1	AT&T Communications Standard Agreement for the Provision of Telecommunications Services and Facilities between AT&T Communications of Pennsylvania, Inc. and Denver and Ephrata Telephone and Telegraph Company;	Incorporated herein by reference from Exhibit 10.2 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

Article 1 General Provisions, effective May 25, 1984;

10.2	Telecommunications Services and Facilities Agreement between the Bell Telephone Company of Pennsylvania and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992;	Incorporated herein by reference from Exhibit 10.3 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

Appendix 1 IntraLATA Telecommunications Services, effective January 1, 1986;

Appendix 2 Ancillary Services, effective January 1, 1986;

Appendix 5 Jointly Provided Feature Group A Compensation effective July 24, 1986; and

Appendix 7 Extended Area Service, effective October 1, 1988.

10.3	IntraLATA Compensation Agreement between the Pennsylvania Non-Bell Telephone Companies and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992.	Incorporated herein by reference from Exhibit 10.4 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.4	Agreement for the Distribution of Interstate Access Revenues between the National Exchange Carrier Association, Inc. and Denver and Ephrata Telephone and Telegraph Company, effective May 25, 1984.	Incorporated herein by reference from Exhibit 10.6 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.5	1999 Long-Term Incentive Plan of D&E Communications, Inc.	Filed herewith.

10.6	2001 Stock Compensation Plan and Policy for Non-Employee Directors of D&E Communications, Inc.	Incorporated herein by reference from Exhibit A to D&E’s definitive proxy statement for its 2006 Annual Meeting of Shareholders filed April 14, 2006.

Exhibit No.	Identification of Exhibit	Reference
10.7	Conestoga Enterprises, Inc. 1999 Stock Option Plan.	Incorporated herein by reference to Exhibit 99.1 to D&E Registration Statement on Form S-8 filed by D&E on May 24, 2002.

10.8	Limited Guarantee Agreement dated June 29, 2001 by Conestoga Enterprises, Inc. with Mountain Union.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	Third Amended and Restated Credit Agreement Dated as of September 19, 2006 by and among D&E Communications, Inc. as borrower and CoBank, ACB as Administrative Agent, a Lead Arranger and a Lender and other Lenders referred to therein.	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on September 25, 2006.

10.10	Employment Agreement dated March 16, 2005 between James W. Morozzi and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by D&E on March 16, 2005.

10.11	Share Purchase Agreement among EuroTel LLC, HunTel Systems, Inc., Consolidated Companies, Inc., D&E Investments, Inc. and MNI S.A. dated November 14, 2005.	Incorporated herein by reference from Exhibit 10.16 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.12	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan.	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on January 11, 2006.

10.13	Interconnection Agreement between D&E Systems, Inc. and Verizon North Inc., effective September 1, 2001.	Incorporated herein by reference from Exhibit 10.18 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.14	Interconnection Agreement between D&E Systems, Inc. and Verizon Pennsylvania, Inc., effective September 1, 2001.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.15	Amendment to Employment Agreement dated January 4, 2007 between James W. Morozzi and D&E Communications, Inc.	Filed herewith.

10.16	Employment Agreement dated January 4, 2007 between Thomas E. Morell and D&E Communications, Inc.	Filed herewith.

10.17	Employment Agreement dated January 4, 2007 between Albert H. Kramer and D&E Communications, Inc.	Filed herewith.

10.18	Employment Agreement dated January 4, 2007 between W. Garth Sprecher and D&E Communications, Inc.	Filed herewith.

21.	Subsidiaries of the Registrant.

21.1	List of all subsidiaries of D&E Communications, Inc.	Filed herewith.

Exhibit No.	Identification of Exhibit	Reference
23.	Consents.

23.1	Consent of PricewaterhouseCoopers LLP, Philadelphia, PA.	Filed herewith.

23.2	Consent of Kiesling Associates LLP.	Filed herewith.

23.3	Consent of PricewaterhouseCoopers Sp. z o. o, Warsaw, Poland.	Filed herewith.

31.1	Certification of Chief Executive Officer.	Filed herewith.

31.2	Certification of Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer.	Filed herewith.

32.2	Certification of Chief Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2007

D&E COMMUNICATIONS, INC.

By:	/s/ D. MARK THOMAS
D. Mark Thomas
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. MARK THOMAS D. Mark Thomas	Chairman of the Board	March 14, 2007

/s/ JAMES W. MOROZZI James W. Morozzi	President, Chief Executive Officer and Director (Principal executive officer)	March 14, 2007

/s/ THOMAS E. MORELL Thomas E. Morell	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 14, 2007

/s/ W. GARTH SPRECHER W. Garth Sprecher	Senior Vice President, Secretary and Director	March 14, 2007

/s/ JOHN AMOS John Amos	Director	March 14, 2007

/s/ PAUL W. BRUBAKER Paul W. Brubaker	Director	March 14, 2007

/s/ FRANK M. COUGHLIN Frank M. Coughlin	Director	March 14, 2007

/s/ HUGH G. COURTNEY Hugh G. Courtney	Director	March 14, 2007

/s/ RONALD E. FRISBIE Ronald E. Frisbie	Director	March 14, 2007

/s/ JOHN C. LONG John C. Long	Director	March 14, 2007

/s/ STEVEN B. SILVERMAN Steven B. Silverman	Director	March 14, 2007

/s/ G. WILLIAM RUHL G. William Ruhl	Director	March 14, 2007

/s/ RICHARD G. WEIDNER Richard G. Weidner	Director	March 14, 2007

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

The Company maintains accounting and internal control systems which are intended to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. Management maintains internal controls to assure that transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America. We are dedicated to maintain high standards of financial accounting and reporting and are committed to providing financial information that is transparent, timely, complete, relevant, and accurate. Our systems have been designed to provide reasonable, but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, we believe that these systems are adequate to achieve the stated objectives.

The Audit Committee of the Board of Directors oversees D&E’s financial reporting process on behalf of the Board of Directors. The Audit Committee is composed solely of outside independent directors, and meets periodically with members of management and the independent auditors to review and discuss internal control over financial reporting, the annual financial statement audit, and accounting and other financial reporting matters. The Company’s internal control over financial reporting is also evaluated on an ongoing basis by its Internal Audit department.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Management performed an assessment of the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of internal control over financial reporting and an evaluation of the design effectiveness of those controls. We also conducted testing on the design and operating effectiveness of our internal control over financial reporting. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an audit report on management’s assessment and on the effectiveness of internal control over financial reporting as of December 31, 2006, which is included herein. As stated in their report, PricewaterhouseCoopers LLP has also audited D&E’s consolidated financial statements included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

of D&E Communications, Inc.:

We have completed integrated audits of D&E Communications, Inc’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of D&E Communications, Inc and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its methods of accounting for share-based payments, and defined benefit pension and other post retirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA

March 13, 2007

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per-share amounts)
OPERATING REVENUES
Communication service revenues	$156,862	$158,985	$157,706
Communication products sold	2,252	2,653	3,924
Other	2,954	2,924	2,793

Total operating revenues	162,068	164,562	164,423

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	60,314	63,087	62,675
Cost of communication products sold	1,905	2,236	3,491
Depreciation and amortization	38,241	38,123	38,432
Marketing and customer services	13,458	13,790	13,837
General and administrative services	23,746	24,496	24,904
Intangible asset impairment	1,892	—	—

Total operating expenses	139,556	141,732	143,339

Operating income	22,512	22,830	21,084
OTHER INCOME (EXPENSE)
Equity in net income (losses) of affiliates	(180)	1,000	(3,172)
Interest expense	(15,274)	(14,177)	(14,389)
Gain (loss) on investments	1,035	6,895	(1,057)
Loss on early extinguishment of debt	(1,103)	—	(5,252)
Other, net	4,790	3,205	1,679

Total other income (expense)	(10,732)	(3,077)	(22,191)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	11,780	19,753	(1,107)
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	3,465	5,887	1,494
Dividends on utility preferred stock	65	65	65

Total income taxes and dividends on utility preferred stock	3,530	5,952	1,559

Income (loss) from continuing operations	8,250	13,801	(2,666)
Discontinued operations:
Loss from operations of Voice Systems Business, net of income tax benefits of ($253), ($81) and ($64)	(488)	(90)	(73)
Loss on sale of Voice Systems Business, net of income tax of $164	(1,020)	—	—

Loss from discontinued operations	(1,508)	(90)	(73)

NET INCOME (LOSS)	$6,742	$13,711	$(2,739)

Weighted average common shares outstanding (basic)	14,369	14,304	15,057
Weighted average common shares outstanding (diluted)	14,440	14,330	15,057
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.57	$0.96	$(0.18)
Income (loss) from discontinued operations	(0.10)	—	—

Net income (loss) per common share	$0.47	$0.96	$(0.18)

Dividends per common share	$0.50	$0.50	$0.50

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,101	$10,325
Short-term investments	7,746	—
Accounts and notes receivable, net of reserves of $609 and $748	16,037	16,864
Accounts receivable — affiliated company	—	351
Inventories, lower of cost or market, at average cost	2,704	3,645
Prepaid expenses	3,310	8,194
Other	1,150	1,243

TOTAL CURRENT ASSETS	34,048	40,622

PROPERTY, PLANT AND EQUIPMENT
In service	380,630	364,638
Under construction	5,504	7,334

	386,134	371,972
Less accumulated depreciation	214,722	192,259

	171,412	179,713

OTHER ASSETS
Goodwill	143,667	145,448
Intangible assets, net of accumulated amortization	153,072	161,572
Other	8,375	8,317

	305,114	315,337

TOTAL ASSETS	$510,574	$535,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,066	$10,000
Accounts payable and accrued liabilities	13,654	18,962
Accrued taxes	195	2,890
Accrued interest and dividends	1,149	1,791
Advance billings, customer deposits and other	4,880	11,087

TOTAL CURRENT LIABILITIES	26,944	44,730

LONG-TERM DEBT	199,950	205,500

OTHER LIABILITIES
Deferred income taxes	74,849	79,063
Other	21,806	20,587

	96,655	99,650

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares: 100,000 at December 31, 2006 and 2005 Outstanding shares: 14,399 at December 31, 2006 and 14,345 at December 31, 2005	2,563	2,554
Additional paid-in capital	162,010	160,924
Accumulated other comprehensive income (loss)	(5,028)	(5,598)
Retained earnings	44,651	45,083
Treasury stock at cost, 1,640 shares at December 31, 2006 and 2005	(18,617)	(18,617)

	185,579	184,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$510,574	$535,672

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,742	$13,711	$(2,739)
Add: Loss from discontinued operations	1,508	90	73

Income (loss) from continuing operations	8,250	13,801	(2,666)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	38,241	38,123	38,432
Bad debt expense	592	485	551
Deferred income taxes	(3,870)	(3,587)	(1,859)
Equity in net income (losses) of affiliates	180	(1,000)	3,172
(Gain) loss on investments	(1,035)	(6,895)	1,057
Gain from cash recovery of note receivable	(2,875)	(1,500)	(125)
Loss on retirement of property, plant and equipment	193	53	171
Intangible asset impairment	1,892	—	—
Stock-based compensation expense	367	175	—
Loss on early extinguishment of debt	1,103	—	5,252
Changes in operating assets and liabilities:
Accounts receivable	1,364	(1,130)	3,835
Inventories	108	(122)	29
Prepaid expenses	4,955	272	448
Accounts payable and accrued liabilities	(5,382)	1,000	(1,061)
Accrued taxes and accrued interest	(3,476)	1,747	(567)
Advance billings, customer deposits and other	(5,555)	(497)	1,262
Other, net	2,702	324	1,082

Net Cash Provided by Operating Activities from Continuing Operations	37,754	41,249	49,013

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(24,214)	(30,541)	(24,659)
Purchases of short-term investments	(16,123)	—	—
Proceeds from sales of short-term investments	8,377	—	—
Collection of note receivable	2,875	1,500	125
Proceeds from sale of investments	—	7,762	—
Investments in and advances to affiliates	(390)	(315)	(767)
Investment returns and repayments from affiliates	1,035	1,563	154

Net Cash Used in Investing Activities from Continuing Operations	(28,440)	(20,031)	(25,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(6,839)	(6,825)	(7,122)
Proceeds from long-term debt financing	180,750	—	210,000
Payment of debt issuance costs	(400)	—	(2,495)
Payments on long-term debt	(190,807)	(13,000)	(215,266)
Termination of interest rate swap agreements	1,064	—	—
Proceeds from issuance of common stock	224	364	430
Purchase of treasury stock	—	—	(13,335)

Net Cash Used in Financing Activities from Continuing Operations	(16,008)	(19,461)	(27,788)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(6,694)	1,757	(3,922)
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash provided by (used in) operating activities of discontinued operations	(248)	364	580
Cash used in investing activities of discontinued operations	(282)	(313)	(587)

Net Cash Provided by (Used in) Discontinued Operations	(530)	51	(7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,224)	1,808	(3,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,325	8,517	12,446

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,101	$10,325	$8,517

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
COMMON STOCK
Balance at beginning of year	15,985	$2,554	15,908	$2,542	15,854	$2,533
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans	54	9	75	12	54	9
Common stock issued for stock options exercised	—	—	2	—	—	—

Balance at end of year	16,039	2,563	15,985	2,554	15,908	2,542

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		160,924		160,255		159,515
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans		1,086		652		740
Common stock issued for stock options exercised		—		17		—

Balance at end of year		162,010		160,924		160,255

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,598)		(6,574)		(4,865)
Adjustment to initially apply SFAS 158, net of tax		(2,102)		—		—
Equity adjustment for minimum pension liability, net of tax		2,787		173		(2,744)
Currency translation adjustment from EuroTel		—		—		57
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(106)		—		—
Unrealized gain (loss) on derivative financial instruments, net of tax		(9)		803		978

Balance at end of year		(5,028)		(5,598)		(6,574)

RETAINED EARNINGS
Balance at beginning of year		45,083		38,513		48,693
Net income (loss)		6,742		13,711		(2,739)
Dividends on common stock: $.50 per share for each year		(7,174)		(7,141)		(7,441)

Balance at end of year		44,651		45,083		38,513

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)	(307)	(5,282)
Treasury stock acquired	—	—	—	—	(1,333)	(13,335)

Balance at end of year	(1,640)	(18,617)	(1,640)	(18,617)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,399	$185,579	14,345	$184,346	14,268	$176,119

COMPREHENSIVE INCOME (LOSS)
Net income (loss)		$6,742		$13,711		$(2,739)
Equity adjustment for minimum pension liability, net of income taxes of $1,977, ($44) and ($1,876)		2,787		173		(2,744)
Currency translation adjustment from EuroTel		—		—		57
Reclassification adjustment for realized gain on derivative financial instruments, net of income taxes of ($75)		(106)		—		—
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($6), $566 and $668		(9)		803		978

Total comprehensive income (loss)		$9,414		$14,687		$(4,448)

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

1. Nature of Business

Description and Principles of Consolidation

D&E Communications, Inc. (“D&E” or the “Company”) provides integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. D&E’s consolidated financial statements include the accounts of Denver and Ephrata Telephone and Telegraph Company; Conestoga Telephone and Telegraph Company; Buffalo Valley Telephone Company; D&E Systems, Inc.; CEI Networks, Inc.; D&E Networks, Inc.; Infocore, Inc.; D&E Wireless, Inc.; Conestoga Wireless Company and D&E Investments, Inc. for all periods presented. On January 1, 2006, CEI Networks, Inc. was merged into D&E Systems, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

D&E’s business segments are as follows: incumbent rural local exchange carrier (“RLEC”), competitive local exchange carrier (“CLEC”), internet services, systems integration, and corporate and other. The RLEC provides local and long distance telephone services in a franchised territory, including custom calling features and directory advertising. The CLEC provides telecommunication services in markets near those served by the RLEC. Internet services include Internet access and web-hosting services. Systems integration provides professional data and information technology services and equipment that support the design, implementation and maintenance of client-focused technology solutions including local and wide area networks. Corporate and other includes D&E’s cable television operations in State College, PA and video operations in Lewisburg, PA.

Effective January 1, 2007, the Company reorganized its business segments in order to better align them with our management structure and organized our segments based on the similar nature of products and services, production processes and distribution methods. Based on that reorganization, the RLEC, CLEC and Internet Services business units and the cable television and video operations currently reported in the corporate and other segment will be combined into one reportable segment, “Wireline”. The Systems Integration and Corporate and Other units will continue as distinct, reportable business segments.

D&E has a one-third interest in EuroTel, L.L.C. (“EuroTel”), a domestic corporate joint venture that held an investment in Pilicka Telefonia Sp. z o.o. (“Pilicka”), a telecommunications company located in Poland. D&E also owned a direct investment in Pilicka (see Note 5). On December 19, 2005, D&E sold its direct and indirect interest in Pilicka. D&E accounts for its investments in EuroTel and accounted for its investment in Pilicka using the equity method of accounting. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of operations.

Regulatory Environment and Competition

D&E’s RLEC and CLEC operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PUC”). The passage of the Telecommunications Act of 1996 (“TA-96”) provided comprehensive changes to federal and state regulations that govern telecommunications. On November 30, 2004, the Governor of Pennsylvania signed into law new Chapter 30 regulations that impacted D&E’s RLECs. The law provides additional options to promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. RLECs have the opportunity to make capital expenditures to have broadband services available to all consumers by December 31, 2008. As an offset to the increased capital expenditure requirements, the new law removes the two percentage points reduction used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides a suspension of certain interconnection requirements until December 31, 2008 to companies with less than 50,000 access lines, which

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have agreed to accelerate universal broadband deployment. Consequently, in D&E’s two largest RLEC companies, competitors are still permitted to seek removal of the rural exemption from the more burdensome interconnection obligations for the purposes of entering those territories and using its services and facilities through interconnection agreements to provide competitive services. However, they are unable to do so in Buffalo Valley’s RLEC territory until after December 31, 2008.

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

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are primarily limited due to the large number of residential and business customers in D&E’s customer base. The systems integration segment receives a significant portion of its revenue from one large customer; however, this customer does not represent more than 10% of the Company’s revenue.

2. Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Management bases its estimates on historical results and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Estimates are used when accounting for the allowance for doubtful accounts, pension costs, intangible assets, NECA access revenues, depreciation expense, network access expenses and deferred income taxes.

Recent Accounting Pronouncements

In January 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to reflect the period-specific effects of applying a new accounting principle, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. However, when a new accounting pronouncement is issued, the specific transition provisions of that guidance are applied. The adoption of SFAS 154 has not had a significant effect on the Company’s financial position, results of operations or cash flows.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. Under this method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in lower stock compensation expense of $130 and increased net income of $76 in 2006 than would have been reported under APB Opinion No. 25. See Note 16 for additional information on this recently adopted accounting pronouncement.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the Interpretation will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS 157 in January 2008. The Company is currently evaluating the impact, if any, this Statement will have on its financial position, results of operations and cash flows.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized as an asset or liability in a company’s statement of financial position and the changes in that funded status to be recognized through other comprehensive income in the year in which the changes occur. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS 158 reduced total assets by $165, increased total liabilities by $1,937 and reduced shareholders’ equity by $2,102, net of tax. The adoption of SFAS 158 had no impact on our results of operations and cash flows. See Note 17 for additional information on the adoption of SFAS 158.

Effective December 31, 2006, the Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify the effects of misstatements using both a balance sheet “iron curtain” and income statement “rollover” approach, and consider the results of

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both, along with all other relevant quantitative and qualitative factors, in evaluating the materiality of unadjusted misstatements to the related financial statements. The adoption of SAB 108 did not have an impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt the Statement in January 2008. The Company is currently evaluating the impact, if any, SFAS 159 will have on its financial position, results of operations and cash flows.

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

The RLEC business segment receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that the Company receives from the settlement pools differ from the estimated amounts recorded, the Company records the change as a current adjustment to earnings. In 2006, the Company recorded an increase in communications services revenue of approximately $668 as a result of a change in its estimated interstate revenue earned from the NECA pooling process. Our estimate is based on an FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which the interstate rate-of-return exceeds FCC authorized levels if the rates for those periods were deemed to be lawful rates. In 2005 and 2004, D&E recorded communications services revenue of $601 and $163, respectively, related to adjustments to this estimate. D&E continues to monitor ongoing proceedings at the FCC and will evaluate and revise its estimates accordingly.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments purchased with an original maturity of three months or less. Cash balances may exceed F.D.I.C. insured limits at times.

Short-term Investments

Short-term investments consist of variable rate demand notes and auction rate securities with interest rate reset periods of less than or equal to 35 days. These investments are classified as available-for-sale securities. Realized gains and losses on these investments are reported in other income in the consolidated statement of

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income in the consolidated balance sheet. At December 31, 2006, there were no unrealized gains or losses related to the Company’s short-term investments.

Reserve for Doubtful Accounts

The reserve for doubtful accounts reflects our best estimate of probable losses inherent in our accounts receivable determined based on historical experience, specific reserves for known doubtful accounts and other available evidence.

Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. In the fourth quarter of 2006, D&E entered into a new three-year agreement for the publication of three of our four directories whereby the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher. As a result, directory revenue for these three directories will only be the annual fee paid to the Company for access to its customers. Prepaid directory advertising costs, included in prepaid expenses, at December 31, 2006 and 2005 were $466 and $6,072, respectively. Deferred directory revenues, included in advance billings, customer deposits and other, at December 31, 2006 and 2005 were $599 and $6,317, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using a composite group remaining life method and straight-line composite rates for the regulated telephone property of the RLEC and CLEC segments and the straight-line method of depreciation for other depreciable property. Use of the composite group remaining life method requires the periodic revision of estimated useful lives. Such revisions are based on fixed asset retirement activity, and often require related estimates and assumptions. The estimated useful lives on the majority of property, plant and equipment are 5 to 34 years for buildings, 5 to 18 years for digital switching equipment, 7 to 61 years for outside plant facilities and 3 to 39 years for other equipment. During 2005, D&E revised the estimated useful lives of certain fixed assets to update its composite rates for regulated telephone property. This change resulted in lower depreciation expense in 2005 of approximately $3,304.

Depreciation expense as a percentage of average depreciable plant in service amounted to 8.9% in 2006, 9.5% in 2005 and 10.1% in 2004. The costs of maintenance and repairs are charged to operating expense.

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

Capitalized Interest

The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Interest costs capitalized on assets were $411 for 2006, $405 for 2005 and $323 for 2004.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability is assessed based on future cash flows expected to result from the use of the asset, or group of assets, and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, or group of assets, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, or group of assets. In the second quarter of 2006, the Company recorded a non-cash charge for a Systems Integration intangible asset of $2,375 ($1,390 net of tax) for customer relationships of which $1,892 and $483 are reported in continuing and discontinued operations, respectively.

Impairment of Goodwill and Indefinite-Lived Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss. In April 2006, 2005 and 2004, the Company completed its annual impairment reviews and determined that no impairment charge was required. D&E continually evaluates whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, D&E estimates the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors.

Advertising

D&E expenses advertising costs as incurred. Advertising expense was $1,579 for 2006, $1,680 for 2005 and $1,387 for 2004.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments

D&E accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The Company’s derivative financial instruments were comprised of interest rate swap agreements that the Company utilized to manage changes in interest rate payments on its variable rate debt obligations. These derivative financial instruments, which qualify as cash flow hedges, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in Accumulated Other Comprehensive Income (Loss) and reclassified into interest expense as the underlying hedged variable rate interest payments are reflected in interest expense. The ineffective portion of the gain or loss on a derivative, if any, is recognized into earnings within other income or expense. No hedge ineffectiveness for existing derivative instruments has been recorded. The Company had no interest swap agreements at December 31, 2006.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS No. 123R.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Other gains and losses excluded from net income in D&E’s financial statements include unrealized gains or losses on derivative financial instruments, an equity adjustment for a minimum pension liability and the Company’s share of currency translation adjustments from EuroTel and Pilicka.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash Flow Information and Short-Term Investments

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

	2006	2005	2004
Interest expense	$15,458	$13,293	$13,694
Income taxes	11,330	7,707	1,987

Noncash investing and financing activities for the years ended December 31 were as follows:

	2006	2005	2004
Capital expenditures included in accounts payable at year end	$1,048	$961	$1,700
Dividends reinvested in common stock	335	316	319
Assumption of capital lease obligation for use of equipment	1,573	—	—
Sale of assets in exchange for a note receivable	2,400	—	—
Sale of assets in exchange for a 10% equity investment in buyer	350	—	—

Short-term investments at December 31 were as follows:

	2006
	Cost Basis	Fair Value
Municipal bonds	$5,475	$5,475
Corporate bonds	2,271	2,271

Total	$7,746	$7,746

4. Investments in and Advances to Affiliated Companies and Equity in Net Losses of Affiliates in Excess of Investments and Advances

D&E owns a one-third investment in EuroTel, a domestic corporate joint venture. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, until its dissolution effective January 26, 2007 and held a 27.85% investment in Pilicka, a telecommunications company located in Poland, until its sale on December 19, 2005 (See Note 5). D&E also owned a 28.88% direct investment in Pilicka until the sale on December 19, 2005. D&E accounts for both its investment in EuroTel and did account for its investment in Pilicka using the equity method of accounting.

D&E recognized a gain of $1,035 in 2006 as a result of a recovery of advances to our international operations that had been written off in a previous year. Pilicka recognized an asset impairment late in 2004 requiring D&E to recognize a $1,068 loss for its equity share of the impairment. Since D&E and EuroTel have no legal obligation or intention to provide future funding to Pilicka, both wrote their investment in Pilicka to zero and discontinued recognizing their equity share of Pilicka’s ongoing losses. EuroTel no longer recorded any value to its investment in Pilicka and, therefore, the value of D&E’s investment in EuroTel was written down as an other-than-temporary loss on investments of $1,057.

Prior to the sale of Pilicka, the equity investments in EuroTel and Pilicka were subject to the risks of foreign currency transactions, which were included in the results of PenneCom and Pilicka.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for EuroTel is presented as follows:

	2006	2005	2004
Years ended December 31:
Equity in loss of affiliate	$—	$—	$(2,560)
Net income (loss)	(578)	3,000	(4,426)

At December 31:
Current assets	$51	$81	$199
Noncurrent assets	—	1	1
Current liabilities	31,182	30,635	33,753
Members’ equity (deficit)	(31,131)	(30,553)	(33,553)

Summarized financial information for Pilicka is presented as follows:

	2005	2004
Years ended December 31:
Net sales	$12,258	$14,131
Net income (loss)	446	(23,237)

At December 31:
Current assets	$7,123
Noncurrent assets	21,380
Current liabilities	2,180
Noncurrent liabilities	53
Shareholders’ equity	26,270

A summary of changes for the investments in and advances to EuroTel, Pilicka and affiliates follows:

	2006	2005	2004
Investment in EuroTel:
Beginning balance (deficit)	$(11,278)	$(12,278)	$(9,804)
Equity in income (losses)	(180)	1,000	(1,474)
Equity in currency translation adjustments	—	—	57
Gain (loss) on investment	1,035	—	(1,057)

Ending balance (deficit)	(10,423)	(11,278)	(12,278)

Advances to EuroTel and affiliates:
Beginning balance	11,082	12,330	11,717
Advances	390	315	767
Repayments	(1,035)	(1,563)	(154)

Ending balance	10,437	11,082	12,330

Investment in Pilicka:
Beginning balance	—	—	1,698
Equity in losses	—	—	(1,233)
Investments amortization	—	—	(465)

Ending balance	—	—	—

Investments in and advances to affiliates (Equity in net losses of affiliates in excess of investments and advances)	$14	$(196)	$52

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investments in and advances to affiliates of $14 at December 31, 2006 is reported in other long-term assets on the balance sheet. The equity in net losses of affiliates in excess of investments and advances of $196 at December 31, 2005 is reported in other long-term liabilities on the balance sheet.

In addition to loans, D&E provides support services to EuroTel and its affiliates. Amounts owed to D&E for services performed for EuroTel and affiliates at December 31, 2006 and 2005 were $0 and $351, respectively. These amounts are reported as accounts receivable-affiliated company.

5. Sale of Investments

On December 19, 2005, D&E, along with EuroTel and the other Pilicka shareholders, sold their ownership interests in Pilicka for a final purchase price of $16,835. D&E owned a 38.16% interest, 9.28% through its one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka. D&E recorded pre-tax income of $4,852, net of sale costs, from the sale of its 28.88% direct investment, which is reported in gain (loss) on investments in the consolidated statement of operations. The pre-tax income from the sale of its 9.28% indirect investment amounted to $1,563 and is reported in equity in net income (losses) of affiliates in the consolidated statement of operations.

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900, resulting in a gain of $2,043 before taxes.

6. Discontinued Operations

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

The fair value of the sale consideration was $3,000 consisting of cash of $250, a promissory note for $2,400 (face value $2,500) issued by eComm and a 10% equity interest in eComm of $350, with a related put right. The promissory note is subordinated to other debt of eComm and is collateralized by the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The note receivable requires interest only payments through December 31, 2006 and equal monthly principal payments plus interest beginning February 1, 2007 and continuing through October 2009. The note bears interest at the U.S. prime rate plus 1.75%, with a minimum interest rate of 7.5%. The 10% equity ownership interest in eComm is accounted for under the cost method in accordance with Accounting Principles Board Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company expects to have no significant continuing involvement in the Voice Systems Business after the sale.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the Voice Systems Business are reported as discontinued operations in accordance with SFAS 144. Summarized income statement information for the discontinued operations of the Voice Systems Business are as follows:

	2006	2005	2004
Revenue	$6,998	$11,684	$11,848

Depreciation and amortization	397	623	686
Intangible asset impairment	483	—	—
Other operating expenses	6,859	11,232	11,299

Total operating expenses	7,739	11,855	11,985

Operating loss	(741)	(171)	(137)
Income tax (benefit)	(253)	(81)	(64)

Loss from discontinued operations, net of taxes	$(488)	$(90)	$(73)

The carrying amounts of the major classes of assets and liabilities included as part of the Voice Systems Business sold were as follows:

Inventory	$835
Work in process	165
Property and equipment	1,082
Customer relationship intangible asset	740
Goodwill	1,631
Accrued warranty liabilities	(70)
Advance billings and customer deposits	(653)

Net assets sold	$3,730

The loss on the sale is calculated as follows:

Fair value of sale consideration	$3,000
Net assets sold	(3,730)
Sale costs	(126)

Loss on sale before income taxes	(856)
Income taxes	164

Loss on sale of Voice Systems Business, net of income taxes	$(1,020)

The effective tax rate of (19.2)% on the loss on sale of the Voice Systems Business was primarily due to a permanent tax difference of $1,265 from the goodwill included in the net assets sold.

The note receivable of $2,400 (face value $2,500) is reported in the consolidated balance sheets at December 31, 2006 as follows:

Accounts and notes receivable	$778
Other long-term assets	$1,622

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

	2006	2005
Land and buildings	$53,475	$53,505
Digital switching equipment	131,721	121,574
Outside plant facilities	135,265	129,075
Other equipment	60,169	60,484
Plant under construction	5,504	7,334

Total property, plant and equipment	386,134	371,972
Less accumulated depreciation	(214,722)	(192,259)

Property, plant and equipment, net	$171,412	$179,713

8. Goodwill and Intangible Assets

The goodwill and intangible assets are primarily the result of D&E’s May 24, 2002 acquisition of Conestoga Enterprises, Inc., a neighboring rural local telephone company providing integrated communications services in markets throughout the eastern half of Pennsylvania.

In 2006, goodwill decreased $65 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition and decreased $85 due to the receipt of a tax refund for a year prior to the Conestoga acquisition. Goodwill of $1,631 was included in the net assets sold described in Note 6.

In 2005, goodwill decreased $3,566 due to a reclassification of certain deferred tax liabilities related to the Conestoga acquisition and decreased $18 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition. In 2004, goodwill related to the Conestoga acquisition decreased $95 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition.

In the second quarter of 2006, management revised its forecast to lower the expected value of its customer relationships in the Systems Integration segment. Based on the results of management’s assessment, the Company recorded a non-cash intangible asset impairment charge of $2,375 for the customer relationships of the Systems Integration segment in the second quarter of 2006, of which $1,892 and $483 was reported in continuing and discontinued operations, respectively.

Intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	2006	2005
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	74,000	75,700
Accumulated amortization and impairment charge	(26,556)	(19,756)

Net intangible assets	$153,072	$161,572

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the incumbent rural local exchange carrier (“RLEC”) segment, and the cash flows are expected to continue. The FCC licenses are deemed to have an indefinite life as there is an observable market and perfunctory renewal provisions.

Aggregate amortization expense related to the finite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004 was $5,385, $5,824 and $6,198, respectively. A non-cash customer relationship impairment charge of $2,375 was recorded in the year ended December 31, 2006. A customer relationship intangible asset with a net book value of $740 was included in the sale of assets described in Note 6.

Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2007	$5,227
2008	5,227
2009	5,227
2010	5,227
2011	5,227

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December 31:

	2006	2005
Trade payables	$5,882	$7,102
Accrued compensation	3,153	2,618
Accrued pension and post-retirement benefits	237	3,133
Other	4,382	6,109

Total accounts payable and accrued liabilities	$13,654	$18,962

10. Long-Term Debt

On September 19, 2006, the Company completed an amendment to its syndicated senior secured debt financing, consisting of a $25,000 revolving line of credit, Term Loan A in the amount of $36,061, Term Loan B in the amount of $144,689, and $28,875 of term indebtedness. The amendment reduced the interest rates on the indebtedness, provided greater flexibility in the financial covenants, extended the scheduled amortization of principal, eliminated the $10,000 permanent reduction on the revolving line of credit previously scheduled for December 31, 2006 and eliminated the requirement to maintain interest rate protection with a weighted average life at least two years on 50% of total variable rate indebtedness. The Company also paid off the $7,000 balance on the revolving line of credit by drawing $7,000 from Term Loan A.

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. The Company incurred a loss on early extinguishment of debt of $1,103, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $56 of debt issuance costs related to the amended credit facility. The Company capitalized approximately $344 of debt issuance costs related to the amended credit facility, which will

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be amortized into interest expense over the life of the amended credit facility. In connection with the amendment, interest rate swap agreements were terminated and the Company received a cash termination payment of $1,064, which will be amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements.

Long-term debt at December 31 consisted of the following:

	December 31, 2006 Average Interest Rate	Maturity	2006	2005
Senior Secured Revolving Loan	7.10%	2011	$—	$7,000
Senior Secured Term Loan A	7.14%	2011	33,980	31,561
Senior Secured Term Loan B	7.12%	2011	143,520	145,439
Secured Term Loan	9.00%	2014	16,000	18,000
Secured Term Loan	9.00%	2014	12,000	13,500
Capital lease obligation			1,516	—

			207,016	215,500
Less current maturities			7,066	10,000

Total long-term debt			$199,950	$205,500

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at our option at either the U.S. prime rate plus 0.50% to 1.00% or a one, two, three or six-month LIBOR rate plus 1.50% to 2.00% depending on the Company’s leverage ratio. The weighted average annual interest rate for 2006 was 7.44%. The Revolving Loan also requires a quarterly commitment fee of 0.25% on the unused portion.

The Senior Secured Term Loan A (“Term Loan A”) is a term note maturing June 30, 2011. Term Loan A bears interest at our option at either the U.S. prime rate plus 0.50% to 1.00% or a one, two, three or six-month LIBOR rate plus 1.50% to 2.00%, depending on the Company’s leverage ratio. The weighted average annual interest rate for 2006 was 7.44%. Term Loan A requires quarterly principal payments of $500 through the first quarter of 2011 and one final principal payment in the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a term note maturing December 31, 2011. Term Loan B bears interest at our option at either the U.S. prime rate plus 0.75% or a one, two, three or six-month LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. The weighted average annual interest rate for 2006 was 6.49%. Term Loan B requires quarterly principal payments of $375 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment on December 31, 2011.

The Secured Term Loans bear interest at a fixed rate of 9.0% and require quarterly principal payments of $875 through the fourth quarter of 2014.

During 2006 the Company made voluntary principal payments totaling $1,500, of which $1,081 was applied to Term Loan A and $419 was applied to Term Loan B according to the terms of the credit facility.

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the fixed charge coverage ratio. The covenants include a limit of $10,000 in annual dividend payments. At December 31, 2006, D&E was in compliance with all covenants. The loans are collateralized by D&E’s personal property, land and buildings, and the capital stock and guarantees of its subsidiaries.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the borrowing rate currently available to the Company for bank loans, the fair market value of long-term debt at December 31, 2006 is $207,294.

Maturities of long-term debt, excluding capital lease obligations, for each year ending December 31, 2006 through 2011 are as follows:

Year	Amount
2007	$7,000
2008	7,000
2009	7,000
2010	7,000
2011	167,000
Thereafter	10,500

In January 2006, D&E entered into a long-term capital lease obligation for the use of outside plant equipment in the amount of $1,573. Future minimum capital lease payments are as follows:

Year	Amount
2007	$168
2008	168
2009	168
2010	168
2011	168
Thereafter	1,530

Total minimum lease commitment	2,370
Less interest	854

Present value of minimum lease commitment	1,516
Less current maturities	66

Long-term obligation	$1,450

In June 2004, a long-term capital lease obligation of $2,613 was eliminated in connection with the purchase of an office building previously held under a capital lease arrangement. The transaction did not materially impact the results of operations for the year ending December 31, 2004.

11. Derivative Financial Instruments

The Company utilized interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. These swap agreements provided for the exchange of variable rate payments for fixed rate payments without the exchange of the underlying notional amounts by agreeing to pay an amount equal to a specified fixed rate of interest times the notional principal amount and to receive in turn an amount equal to a specified variable rate of interest times the same notional amount.

In connection with the amendment to the senior secured debt financing described in Note 10, interest rate swap agreements with a notional amount of $75,000 were terminated. D&E received cash termination payments of $1,064, which will be amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements. These agreements were due to mature between November 2008 and December 2009. During the year ending December 31, 2006, the Company amortized $182 ($106 net of tax) of the termination payments as a reduction of interest expense. At December 31, 2006, Accumulated Other Comprehensive Income (Loss) included unrealized net gains on the terminated agreements of $882 ($516 net of tax).

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had no interest rate swap agreements at December 31, 2006. At December 31, 2005, the Company had interest rate swap agreements with total notional amounts of $110,000 with maturity dates ranging from November 2006 to December 2009. The Company recognized all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge were recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. The fair value of the derivatives was recorded as a long-term asset of $1,079 at December 31, 2005. Unrealized net gains of $1,079 ($631 net of tax) at December 31, 2005 related to these interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS 133, as amended.

12. Commitments and Contingencies

D&E leases buildings and other property under various operating lease agreements that expire between 2007 and 2023. Future minimum lease payments under operating leases are as follows:

Year	Amount
2007	$686
2008	352
2009	235
2010	168
2011	46
Thereafter	85

Total rent expense for the years ended December 31 was approximately $3,034 in 2006, $2,722 in 2005 and $2,642 in 2004.

D&E has agreements for compensation payments due to former employees and existing employees. These agreements require future annual payments as listed below.

Year	Amount
2007	$1,662
2008	816
2009	676
2010	57
2011	57
Thereafter	85

D&E had obligations under a Build-to-Suit agreement (“BTS”) with Crown Castle International, Inc. (“Crown”) who acquired Mountain Union Telecom LLC on July 1, 2006. The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). Under the BTS, D&E was obligated to work with Crown to find and develop 20 wireless tower sites and, in the event its obligations under the BTS were not timely fulfilled, D&E was obligated to pay a penalty to Crown for nonperformance. In January 2003, D&E sold the assets of Conestoga Wireless to Keystone Wireless, LLC. (“Keystone”), a wireless communications company. Under the terms of the Asset Purchase Agreement, Keystone is obligated to reimburse D&E for one-half of the penalties paid under the BTS, not to exceed $125. In December 2006, D&E has completed its obligations in connection with the BTS. The final cost of the obligation was $95. Keystone has fulfilled its obligation to D&E under the Asset Purchase Agreement.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D&E has a guarantee agreement with Crown for lease obligations on wireless tower sites. When D&E entered into the Asset Purchase Agreement with Keystone Wireless, whereby Keystone Wireless was assigned the responsibility for the leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of December 31, 2006 is $9,593. The majority of these tower site leases and the Company’s guarantee will expire between 2011 and 2013. As of December 31, 2006, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of the assets of CWC. Upon such default, the entire remaining balance of the note, which was $5,500 as of December 31, 2006 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E is required under Pennsylvania PUC Chapter 30 regulations to make broadband services available to all of its RLEC customers by December 31, 2008. The Company is currently capable of providing broadband services as defined by the law to 99% of its RLEC customers and anticipate that the additional capital expenditures required to satisfy that commitment will be less than $715.

13. Income Taxes

The provision for income taxes consists of the following:

	2006	2005	2004
Current:
Federal	$7,937	$9,202	$2,990
State	34	360	332

	7,971	9,562	3,322

Deferred:
Federal	(3,725)	(2,540)	(938)
State	(870)	(1,216)	(954)

	(4,595)	(3,756)	(1,892)

Total income taxes	3,376	5,806	1,430
Tax benefit from discontinued operations	89	81	64

Income taxes from continuing operations	$3,465	$5,887	$1,494

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefits	(4.5)	(2.7)	35.3
Valuation allowance	—	(11.1)	(198.2)
Effect of change in deferred income tax rate	—	9.6	—
Prior-period tax	—	—	(7.7)
Other, net	(1.1)	(1.0)	1.6

Effective income tax rate	29.4%	29.8%	(135.0)%

The significant components of the net deferred income tax liability were as follows at December 31:

	2006	2005
Deferred tax liabilities:
Depreciation	$20,463	$23,143
Intangible assets	62,833	66,984
Investments	738	376

	84,034	90,503
Deferred tax assets:
Employee benefits	5,134	6,221
Net operating loss carryforwards	16,781	13,969
Other, net	4,246	5,437

	26,161	25,627
Valuation allowance	(16,781)	(13,969)

Net deferred tax assets (liabilities)	$(74,654)	$(78,845)

The components of the net deferred tax balances are as follows:

	2006	2005
Deferred income tax asset—current	$195	$218
Deferred income tax liability—non-current	(74,849)	(79,063)

Net deferred income tax assets (liabilities)	$(74,654)	$(78,845)

The net deferred taxes reported in the Consolidated Balance Sheet are as follows:

	2006	2005
Current assets—other	$195	$218
Other liabilities—deferred income taxes	(74,849)	(79,063)

Approximately $258,420 of state net operating loss carryforwards remained at December 31, 2006. These carryforwards are due to the operations of D&E’s subsidiaries and will expire in the years 2007 through 2026. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a combined valuation allowance of $16,781 due to the uncertainty regarding the ability to utilize state net operating loss carryforwards. The increase in the valuation allowance in 2006 was the result of additional state net operating losses generated in 2006 that are not expected to be utilized. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised.

14. Shareholders’ Equity

D&E has an Employee Stock Purchase Plan (“ESPP”), which provides D&E’s eligible employees the opportunity to purchase shares of D&E’s common stock through payroll deductions. There are 425,094 shares of common stock reserved for issuance pursuant to the ESPP at December 31, 2006. The total number of shares purchased pursuant to the ESPP during 2006, 2005 and 2004 was 12,561, 23,513 and 24,827, respectively. Through December 31, 2005, shares for the ESPP could be purchased at a 10% discount from fair market value. Beginning in 2006, ESPP shares may be purchased at a 5% discount from fair market value. If no shares were traded on the day of purchase, then the prices on the previous day are used to compute the per-share price.

D&E offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to D&E’s shareholders. The DRP provides all shareholders of D&E’s common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. In 2006, D&E registered an additional 300,000 shares for issuance pursuant to the DRP. There are 295,633 shares of common stock reserved for issuance pursuant to the DRP at December 31, 2006. The total number of shares purchased through the DRP during 2006, 2005 and 2004 was 31,479, 42,296 and 27,534, respectively. Shares for the DRP are purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ Global Market on the day of the purchase.

D&E has a Stock Compensation Plan and Policy for Non-Employee Directors. Certain non-employee directors receive common stock in payment for their services as a director of the company. In 2006, D&E registered an additional 85,000 shares for issuance pursuant to the plan. There are 81,189 shares of common stock reserved for issuance pursuant to the plan at December 31, 2006. The total number of shares issued under this plan during 2006, 2005 and 2004 was 6,235, 6,936 and 2,000, respectively.

There are 1,243,981 shares of D&E’s common stock reserved for issuance at December 31, 2006 under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. Shares issued and granted pursuant to these plans are more fully described in Note 16.

On August 13, 2004, D&E purchased 1,333,500 shares of its common stock at a total purchase price of $13,335 from Citizens Communication Company, or approximately 8.56% of the outstanding common stock of D&E. The negotiated repurchase also terminated a 1997 Stock Acquisition Agreement pursuant to which an affiliate of Citizens originally acquired 1,300,000 shares of D&E common stock in consideration for $27,015. Under that agreement, Citizens was required, among other things, to provide D&E with an opportunity to purchase the shares prior to selling those shares generally. There were no treasury stock purchases in 2006 and 2005.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, accumulated other comprehensive income (loss) consisted of the following items:

	2006	2005
Defined benefit retirement plans, net of tax	$(5,544)	$(6,229)
Unrealized gain on derivative financial instruments, net of tax	516	631

Total accumulated other comprehensive income (loss)	$(5,028)	$(5,598)

15. Earnings per Common Share

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

	For the years ended December 31,
	2006	2005	2004
Income (loss) from continuing operations	$8,250	$13,801	$(2,666)
Loss from discontinued operations	(1,508)	(90)	(73)

Net income (loss)	$6,742	$13,711	$(2,739)

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,369	14,304	15,057

Income (loss) from continuing operations	$0.57	$0.96	$(0.18)
Loss from discontinued operations	(0.10)	—	—

Net income (loss) per common share	$0.47	$0.96	$(0.18)

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,369	14,304	15,057
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	71	26	—

Adjusted weighted average shares outstanding (thousands)	14,440	14,330	15,057

Income (loss) from continuing operations	$0.57	$0.96	$(0.18)
Income (loss) from discontinued operations	(0.10)	—	—

Net income (loss) per common share	$0.47	$0.96	$(0.18)

Options to purchase 55,104 and 86,312 shares as of December 31, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because the exercise price of the option to purchase shares exceeded the average closing price of the Company’s common stock for the year and the effect on earnings per share would have been antidilutive. D&E had a loss from continuing operations during 2004 when 221,358 common stock options were outstanding and, as such, diluted earnings per share in 2004 are equivalent to basic earnings per share.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Stock Compensation

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

The Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. Under this method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in lower stock compensation expense of $130 and increased net income of $76 in 2006 than would have been reported under APB Opinion No. 25.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $367 in general and administrative services expense for the year ended December 31, 2006. The related tax benefits for the year ended December 31, 2006 were $152.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based employee compensation plans for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Net income (loss), as reported	$13,711	$(2,739)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	105	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(220)	(39)

Pro forma net income (loss)	$13,596	$(2,778)

Basic earnings (loss) per share:
As reported	$0.96	$(0.18)
Pro forma	$0.95	$(0.18)

Diluted earnings (loss) per share:
As reported	$0.96	$(0.18)
Pro forma	$0.95	$(0.18)

The Company has D&E common stock reserved for issuance under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. The per-share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option is granted. The fair value of share awards is based on the market price of the Company’s common stock on the grant date. There were a combined total of 1,243,981 shares of common stock reserved for issuance under the plans at December 31, 2006.

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

There were no stock option grants awarded in 2006 or 2004. The fair value of option grants of $3.13 in the year ended December 31, 2005, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	5.05%
Expected life	5 years
Expected volatility	50.06%
Risk-free interest rate	4.18%

A summary of the stock option activity and related information for the years ended December 31 follows:

	2006		2005		2004
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding options at beginning of year	221,405	$10.06	221,358	$10.01	256,915	$10.20
Granted	—		10,000	9.92	—
Exercised	—		(2,000)	8.24	—
Cancelled	—		(7,953)	9.00	(35,557)	11.39

Outstanding options at end of year	221,405	$10.06	221,405	$10.06	221,358	$10.01

The following table presents summarized information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Options Outstanding At December 31, 2006	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Options Exercisable at December 31, 2006	Weighted Average Exercise Price
$8.24-$14.50	221,405	$10.06	4.1 years	221,405	$10.06

The total intrinsic value was approximately $660 for stock options outstanding and exercisable as of December 31, 2006.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Restricted Shares

In the years ended December 31, 2006 and 2005, 39,200 and 37,400 common shares, respectively, were granted as performance restricted shares with performance conditions. There were no grants of performance restricted shares in 2004. The service period for the grants is three years. A performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goal or service period is not met, no performance restricted shares will be earned by the participant. If the performance goal and service period are fully achieved, 100% of the performance restricted shares will be earned by the participant. During the performance period, each performance restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. D&E accrues compensation cost related to these performance restricted shares on a straight-line basis over the requisite service period based upon the probability that the conditions to receive these shares will be met.

The performance condition related to the 2005 restricted share awards was met as of December 31, 2005. The performance condition related to the 2006 share awards is deemed probable of being met within the designated performance period.

During the year ended December 31, 2005, 10,000 shares of common stock were granted with market conditions. For share awards with market conditions, the effect of the condition on fair value was considered in the estimate of grant-date fair value using a binomial lattice model with the following assumptions:

Dividend yield	4.70%
Expected life	3 Years
Expected volatility	37.55%
Risk-free interest rate	4.75%

The fair value of performance restricted shares is determined based on the market value of the Company’s shares on the grant date. A summary of the performance restricted share award activity and related information for the year ended December 31, 2006 is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	43,400	$8.89
Granted	39,200	8.85
Forfeited	(200)	9.32

Non-vested at December 31, 2006	82,400	$8.87

As of December 31, 2006, there was $363 of total unrecognized compensation expense related to performance restricted shares. The unrecognized compensation expense is expected to be recognized over the period ended December 31, 2008. The total fair value of non-vested shares granted that was recognized as compensation during the year ended December 31, 2006 was $284. The related tax benefits were $118 for the year ended December 31, 2006.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fully Vested Shares

During the years ended December 31, 2006 and 2005, there were 7,100 and 2,297 fully vested shares of common stock, respectively, issued to the employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the year ended December 31, 2006 and 2005 was $83 and $23, respectively, and the related tax benefits were $35 and $9, respectively. There were no fully vested shares issued during 2004.

17. Employee Benefit Plans

Employees’ Retirement Plan and Postretirement Health Care Benefits

D&E’s pension plans are noncontributory defined benefit plans computed on an actuarial basis covering all eligible employees. The plan provides benefits based on specific retirement factors, years of service and the employee’s final average pensionable compensation at retirement. Accrued benefits are vested after five years of participation in the plan. The Company sponsors two pension plans: the D&E Communications, Inc. Employees’ Retirement Plan and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671.

D&E also provides certain basic health care benefits to eligible individuals who retired under the D&E Communications, Inc. Employees’ Retirement Plan between the period of December 31, 1972, and July 1, 1992. Effective July 1992, retiree health care benefits were discontinued for active employees participating in the D&E Communications, Inc. Employees’ Retirement Plan. Through December 31, 2005, these benefits were provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Beginning January 1, 2006, all applicable benefits are provided by individual policies from an insurance company.

D&E also provides an opportunity for grandfathered retiring members of the former Pension Plan for Employees of Buffalo Valley and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan. Members of these two Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. In addition, D&E provides an opportunity for grandfathered retiring members of the former Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this Plan who elect to continue coverage at retirement.

The applicable annual accruals represent the estimated cost of providing these benefits to current and future retirees and is determined on an actuarial basis. The accrued postretirement benefit liability of $2,481 is included in other current and long-term liabilities in the accompanying consolidated balance sheets.

During the first quarter of 2006, the Company expensed $112 related to its commitment to provide long-term care policy reimbursement agreements included in the retirement packages for two senior executives. This amount has been incorporated into the accumulated post retirement obligation, and the ongoing annual postretirement benefits expense has increased by approximately $5.

On August 3, 2006, the Company approved a reduction in the future benefit accruals for certain employees under the D&E Communications, Inc. Employees’ Retirement Plan (“Retirement Plan”). Following a comprehensive evaluation of the plan, the Company decided to maintain a single formula for service after October 1, 2006. Under this formula, all eligible participants of the Retirement Plan will receive 1.1% of their final average compensation for each year of service rendered beginning on October 1, 2006. In addition, as of April 1, 2007, there will be a change to the definition of pensionable compensation under the Retirement Plan to include only base pay and a limited amount of commissions for a select group of participants so that their

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pensionable compensation is comparable to their peers. As a result of these changes, the expense for 2006 was reduced by approximately $200. Ongoing annual expense thereafter is estimated to be $693 lower than previously anticipated due to these modifications to the plan.

On September 29, 2006, the Company sold its Voice Systems Business. As a result of this sale and related workforce reduction of 53 employees, the D&E Communications, Inc. Employees’ Retirement Plan experienced a curtailment in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Based on a discount rate of 6% and the September 30, 2006 asset values, the Company recorded two adjustments as of September 30, 2006. These adjustments were a curtailment credit in the amount of $116, which reduced the Company’s pension liability, and a reduction to the Company’s Accumulated Other Comprehensive Income (Loss) in the amount of $1,802. As a result of the sale and based on the September 30, 2006 assets and discount rate, the expense for the remainder of 2006 was reduced by $157. Ongoing annual expense in the future is estimated to be $226 lower than previously anticipated due to the reduction in future benefit accruals for the portion of the business sold.

The obligations and funded status of the plans are as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$67,595	$65,390	$2,740	$4,021
Service cost	2,115	2,561	6	20
Interest cost	3,700	3,603	157	178
Actuarial loss (gain)	(1,133)	(804)	67	(310)
Changes in assumptions	(3,088)	182	—	—
Amendments	(771)	—	—	(934)
Curtailments	(469)	—	—	—
Special termination benefits	—	—	117	—
Benefits paid	(3,695)	(3,337)	(182)	(235)

Projected benefit obligation at end of year	$64,254	$67,595	$2,905	$2,740

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Plan Assets:
Fair value of assets at beginning of year	$45,696	$43,546	$435	$495
Actual return on plan assets	5,178	2,666	38	21
Employer contributions	3,500	2,944	132	129
Benefits paid	(3,695)	(3,337)	(182)	(210)
Other	—	(123)	—	—

Fair value of plan assets at end of year	$50,679	$45,696	$423	$435

Funded status at end of year	$(13,576)	$(21,899)	$(2,481)	$(2,305)

Unrecognized actuarial loss (gain)		18,827		1,534
Unrecognized prior service cost		(619)		(1,998)
Unrecognized net initial obligation		—		—

Net amount recognized		$(3,691)		$(2,769)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 2, the Company adopted SFAS 158 effective December 31, 2006. The following table summarizes the effect of initially applying SFAS 158 and recording the changes in the additional minimum pension liability on individual line items in the consolidated balance sheet:

	Before Applying SFAS 158	Additional Minimum Pension Liability	SFAS 158 Adjustment	After Applying SFAS 158
Prepaid expenses	$3,475	$—	$(165)	$3,310
Total assets	510,739	—	(165)	510,574
Accounts payable and accrued liabilities	13,417	—	237	13,654
Deferred income taxes	74,364	1,977	(1,492)	74,849
Other liabilities	23,378	(4,764)	3,192	21,806
Total liabilities	324,399	(2,787)	1,937	323,549
Accumulated other comprehensive income (loss), net of tax	(5,713)	2,787	(2,102)	(5,028)
Total shareholders’ equity	184,894	2,787	(2,102)	185,579

The accumulated benefit obligation for all defined benefit pension plans was $60,414 and $60,035 at December 31, 2006 and 2005, respectively. The 2006 change in accumulated other comprehensive income for all defined benefit pension plans due to the adoption of FAS 158 was $2,102.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2006	2005	2004
Projected benefit obligation	$53,022	$67,595	$54,383
Accumulated benefit obligation	50,437	60,035	48,144
Fair value of plan assets	40,616	45,696	34,003

The costs for the Company’s pension plans and postretirement benefits consisted of the following components:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$2,115	$2,561	$2,265	$6	$20	$112
Interest cost	3,700	3,603	3,526	157	178	268
Expected loss (return) on assets	(3,348)	(3,333)	(3,476)	(29)	(34)	(41)
Amortization of:
Initial obligation	—	—	—	—	16	21
Prior service cost	(94)	(68)	(68)	(162)	(121)	(42)
Special termination benefit	—	—	—	117	—	—
Actuarial loss	1,325	1,445	1,024	80	78	86
Actuarial (gain) due to curtailment	(116)	—	—	—	—	—

Total net periodic benefit cost	$3,582	$4,208	$3,271	$169	$137	$404

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year:

	Pension Benefits 2006	Postretirement Benefits 2006
(Gain)/loss recognition	$1,139	$89
Prior service cost recognition	(126)	(162)
Net initial obligation/(asset) recognition	—	—

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key pension and postretirement assumptions

The Company reviews the appropriateness of the assumptions used to develop the pension and postretirement obligations on a regular basis. Management develops each assumption using relevant company experience and market-related data to ensure that each assumption is individually reasonable. In addition to company experience and market-related data, management takes into consideration any recent Plan amendments (i.e., the change in compensation definition effective April 1, 2007) or investment strategy changes, which may have an impact on these assumptions. The company enlists the services of its plan actuaries, who have developed an interest rate yield curve to assist their clients in evaluating discount rates. Under this approach, the Company’s projected benefit cash flows are analyzed using this yield curve to develop a single-point discount rate matching the plans characteristics. The Company also enlists the services of its investment advisor, who helps to determine the expected return on plan assets assumption by evaluating both historical returns, as well as estimates of future returns, and their correlation with the actual plan investment allocations, which follow the guidelines outlined in the company’s related investment policy statement.

Based on the approaches outlined above, the Company lowered its rates of compensation increase assumption from 4.00% to 3.50% and increased its discount rate assumption for pension benefits from 5.75% to 6.00% as of December 31, 2006.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	5.75%	5.50%
Rates of compensation increase	3.50%	4.00%	N/A	N/A

The weighted-average assumptions used to determine net cost for the years ended December 31 follow:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.75%	8.75%
Rate of compensation increase	4.00%	4.50%	N/A	N/A
Corridor	10.00%	10.00%	N/A	N/A
Average future working lifetime in years	11.965	12.083	N/A	N/A

The assumed health care cost trend rates at December 31 follow:

	2006	2005	2004
Health care cost trend rate assumed for next year	9.00%-12.00%	9.00%-12.00%	10.00%
Rate to which the cost trend rate is assumed to decline	4.75%	4.75%	4.50%
Year that the rate reaches the ultimate trend rate	2011-2013	2011-2013	2011
Recognition period for gains and losses	13.56	14.06	14.57

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$15	$(13)
Effect on postretirement benefit obligation	233	(206)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

D&E’s retirement plan investment strategy is to invest approximately 65% of the plan assets in the equity market and 35% in the fixed income market. The investment advisor reviews the investment performance with the Benefits Committee several times per year, and investment reallocations or other changes are made when appropriate.

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	2006	2005
Asset Category:
Equity securities	65%	65%
Debt securities	30%	35%
Debt/equity blend securities	5%	0%

Total	100%	100%

The Company’s other postretirement benefit plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	2006	2005
Asset Category:
Equity securities	50%	51%
Debt securities	50%	49%

Total	100%	100%

D&E expects to contribute $4,800 to its pension plan and $0 to its other postretirement benefit plan in 2007. Funding requirements for future years are uncertain and will significantly depend on whether management, upon review with the plan’s actuary, changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.

The estimated future benefit payments are as follows:

Year	Pension Benefits	Other Benefits
2007	$3,187	$250
2008	3,278	265
2009	3,351	283
2010	3,440	295
2011	3,561	306
2012 to 2016	20,970	1,266

Employees’ 401(k) Savings Plan

D&E has two employee savings plans available to all eligible employees: the D&E Communications, Inc. Employees’ 401(k) Savings Plan and the Conestoga Telephone & Telegraph Co. Local 1671 Tax Deferred Retirement Plan. Participating employees may contribute a portion of their compensation, up to a maximum

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage, to the Savings Plans, and the Company makes matching contributions based upon the eligible employee’s contribution. D&E may also make discretionary profit-sharing contributions.

Company contributions amounted to $1,099 in 2006, $1,204 in 2005 and $1,275 in 2004.

18. Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. Cash and short-term investments — The carrying amount approximates fair value because of the short maturity of these instruments or the interest rate reset periods of 35 days or less on variable rate demand notes and auction rate securities.

b. Investments — Investments consist primarily of investments in and advances to affiliated companies accounted for under the equity method for which disclosure of fair value is not required.

c. Debt — The fair value of fixed rate long-term debt was estimated based on our current incremental borrowing rate for debt of the similar remaining maturities. The fair value of floating rate debt approximates carrying value since the debt has been repriced no less frequently than every three months during 2006 and 2005.

d. Interest rate swaps — The fair value has been calculated by the counterparties using appropriate valuation methodologies.

The estimated fair value of our financial instruments is as follows:

	December 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$3,101	$3,101	$10,325	$10,325
Short-term investments	7,746	7,746	—	—
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	28,000	29,794	31,500	35,045
Variable rate long-term debt:
Revolving Loan	—	—	7,000	7,000
Term Loan A	33,980	33,980	31,561	31,561
Term Loan B	143,520	143,520	145,439	145,439
Capital lease obligation	1,517	1,467	—	—
Interest rate swaps	—	—	1,079	1,079

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Segment Reporting

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

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
2006
External customer revenues	$96,396	$39,997	$15,503	$6,641	$3,531	$—	$162,068
Intersegment revenues	10,230	2,806	85	24	—	(13,145)	—
Depreciation & amortization	28,793	5,956	1,507	714	1,271	—	38,241
Intangible asset impairment	—	—	—	1,892	—	—	1,892
Operating income (loss)	30,400	177	138	(6,460)	(1,743)	—	22,512
Equity in net loss of affiliates	—	—	—	—	(180)	—	(180)
Gain (loss) on investments	—	—	—	—	1,035	—	1,035
Segment assets	418,500	69,396	3,815	10,628	460,047	(451,812)	510,574
Investment in equity method affiliates	—	—	—	—	14	—	14
Capital expenditures	14,132	9,903	1,610	173	621	—	26,439

2005
External customer revenues	$100,934	$38,291	$12,999	$8,556	$3,782	$—	$164,562
Intersegment revenues	9,517	2,505	40	28	—	(12,090)	—
Depreciation & amortization	29,524	5,052	1,378	1,002	1,167	—	38,123
Operating income (loss)	32,532	(1,511)	(642)	(5,619)	(1,930)	—	22,830
Equity in net income of affiliates	—	—	—	—	1,000	—	1,000
Gain (loss) on investments	—	—	—	—	6,895	—	6,895
Segment assets	435,193	67,472	3,724	16,792	461,931	(449,440)	535,672
Equity in net losses of affiliates in excess of investments	—	—	—	—	(196)	—	(196)
Capital expenditures	23,410	4,331	1,931	134	532	—	30,338

2004
External customer revenues	$101,647	$36,183	$10,337	$12,923	$3,333	$—	$164,423
Intersegment revenues	9,314	1,409	21	54	—	(10,798)	—
Depreciation & amortization	30,776	4,394	1,083	1,212	967	—	38,432
Operating income (loss)	29,162	(2,695)	327	(4,443)	(1,267)	—	21,084
Equity in net loss of affiliates	—	—	—	—	(3,172)	—	(3,172)
Gain (loss) on investments	—	—	—	—	(1,057)	—	(1,057)
Segment assets	446,277	67,128	3,009	19,064	447,663	(436,356)	546,785
Investment in equity method affiliates	—	—	—	—	52	—	52
Capital expenditures	18,910	5,041	1,073	478	922	—	26,424

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	2006	2005	2004
Operating income from reportable segments	$24,255	$24,760	$22,351
Corporate and other	(1,743)	(1,930)	(1,267)
Equity in net income (losses) of affiliates	(180)	1,000	(3,172)
Interest expense	(15,274)	(14,177)	(14,389)
Gain (loss) on investments	1,035	6,895	(1,057)
Loss on early extinguishment of debt	(1,103)	—	(5,252)
Other, net	4,790	3,205	1,679

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$11,780	$19,753	$(1,107)

20. Quarterly Results of Operations (unaudited)

The following table summarizes D&E’s quarterly financial data for the years ended December 31, 2006 and December 31, 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2006
Total operating revenues	$40,287	$41,359	$40,625	$39,797
Depreciation and amortization	9,460	9,493	9,536	9,752
Intangible asset impairment	—	1,892	—	—
Other operating expenses	25,927	25,702	24,918	22,876

Total operating expenses	35,387	37,087	34,454	32,628

Operating income	4,900	4,272	6,171	7,169
Net income	1,631	897	731	3,483
Earnings per common share — basic and diluted:
Net income	0.11	0.06	0.05	0.24

2005
Total operating revenues	$40,327	$41,276	$41,077	$41,882
Depreciation and amortization	9,490	9,570	9,663	9,400
Other operating expenses	26,072	26,760	25,399	25,378

Total operating expenses	35,562	36,330	35,062	34,778

Operating income	4,765	4,946	6,015	7,104
Net income	2,888	1,367	2,392	7,064
Earnings per common share — basic and diluted:
Net income	0.20	0.10	0.17	0.49

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant quarterly variances of net income (loss) are explained below:

The net income in the second quarter of 2006 included a $2,375 (1,390, or $0.10 per common share, after tax) loss from a customer list intangible asset impairment.

The net income in the third quarter of 2006 included a $1,094 ($640, or $0.04 per common share, after tax) loss on the early extinguishment of debt and an $870, or $0.06 per common share, after tax loss on the sale of the Voice Systems Business.

The net income in the fourth quarter of 2006 included a $1,035 ($673, or $0.05 per common share, after tax) gain on investment due to the cash recovery of our advances to EuroTel beyond amounts previously estimated.

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

The following tables summarizes D&E’s operating results for the three months ended December 31, 2006:

	RLEC	CLEC	Internet Services	Systems Integration	Corporate & Other	Eliminations	Total Company
External customer revenues	$22,464	$10,383	$4,141	$1,848	$961	$—	$39,797
Intersegment revenues	2,611	698	22	—	—	(3,331)	—

Total revenues	25,075	11,081	4,163	1,848	961	(3,331)	39,797

Depreciation and amortization	7,248	1,591	415	175	323	—	9,752
Other operating expenses	10,038	9,258	3,486	2,517	908	(3,331)	22,876

Total operating expenses	17,286	10,849	3,901	2,692	1,231	(3,331)	32,628

Operating income (loss)	$7,789	$232	$262	$(844)	$(270)	$—	$7,169

Item 15(a)(2). Financial Statement Schedules

D&E COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$748	$592	$731	$609
Year ended December 31, 2005	1,024	485	761	748
Year ended December 31, 2004	1,410	551	937	1,024

Allowance for inventory obsolescence:
Year ended December 31, 2006 *	—	198	174	24
Year ended December 31, 2005	115	181	296	—
Year ended December 31, 2004	—	288	173	115

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2006	13,969	2,876	64	16,781
Year ended December 31, 2005	14,752	1,428	2,211	13,969
Year ended December 31, 2004	11,132	3,715	95	14,752

*	Deductions credited to cost and expenses in the year ended December 31, 2006 include $79 in connection with a business sold.

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

EUROTEL, L.L.C.

LINCOLN, NEBRASKA

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
LIABILITIES AND MEMBERS’ EOUITY
CURRENT LIABILITIES
Due to Founders	$33,708,380	$31,740,304
Accounts payable	44,886	70,464

	33,753,266	31,810,768

MEMBERS’ EQUITY
Members’ capital	(33,553,310)	(29,127,157)
Cumulative other comprehensive loss	—	(173,748)

	(33,553,310)	(29,300,905)

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$199,956	$2,509,863

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