Form 10-Q
period 2007-03-31
D&E COMMUNICATIONS INC
filed 2007-05-08
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Stock, par value $0.16 per share	14,406,547 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part 1 – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES
Communication service revenues	$36,954	$39,061
Communication products sold	624	501
Other	786	726

Total operating revenues	38,364	40,288

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	13,093	15,295
Cost of communication products sold	514	438
Depreciation and amortization	9,508	9,460
Marketing and customer services	3,367	3,415
General and administrative services	6,376	6,780

Total operating expenses	32,858	35,388

Operating income	5,506	4,900

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	(3)	(82)
Interest expense, net of interest capitalized	(3,736)	(3,838)
Other, net	1,719	1,467

Total other income (expense)	(2,020)	(2,453)

Income from continuing operations before income taxes and dividends on utility preferred stock	3,486	2,447

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	860	721
Dividends on utility preferred stock	16	16

Total income taxes and dividends on utility preferred stock	876	737

Income from continuing operations	2,610	1,710

DISCONTINUED OPERATIONS:
Loss from operations of Voice Systems Business, net of income tax benefit of ($52)	—	(79)

NET INCOME	$2,610	$1,631

Weighted average common shares outstanding (basic)	14,399	14,348
Weighted average common shares outstanding (diluted)	14,487	14,390

BASIC AND DILUTED EARNINGS PER COMMON SHARE

Earnings per common share-continuing operations	$0.18	$0.12
Earnings per common share-discontinued operations	—	(0.01)

	$0.18	$0.11

Dividends per common share	$0.13	$0.13

See notes to consolidated financial statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,660	$3,101
Short-term investments	987	7,746
Accounts and notes receivable, net of reserves of $628 and $609	14,630	16,037
Inventories, lower of cost or market, at average cost	2,694	2,704
Prepaid expenses	5,878	3,310
Other	1,366	1,150

TOTAL CURRENT ASSETS	34,215	34,048

PROPERTY, PLANT AND EQUIPMENT
In service	383,875	380,630
Under construction	8,181	5,504

	392,056	386,134
Less accumulated depreciation	221,762	214,722

	170,294	171,412

OTHER ASSETS
Goodwill	142,836	143,667
Intangible assets, net of accumulated amortization	152,353	153,072
Other	7,845	8,375

	303,034	305,114

TOTAL ASSETS	$507,543	$510,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,067	$7,066
Accounts payable and accrued liabilities	14,564	13,654
Accrued taxes	720	195
Accrued interest and dividends	1,091	1,149
Advance billings, customer deposits and other	4,610	4,880

TOTAL CURRENT LIABILITIES	28,052	26,944

LONG-TERM DEBT	196,433	199,950

OTHER LIABILITIES
Deferred income taxes	73,559	74,849
Other	21,221	21,806

	94,780	96,655

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 Outstanding shares: 14,406 at March 31, 2007 and 14,399 at December 31, 2006	2,564	2,563
Additional paid-in capital	162,238	162,010
Accumulated other comprehensive income (loss)	(4,938)	(5,028)
Retained earnings	45,633	44,651
Treasury stock at cost, 1,644 shares at March 31, 2007 and 1,640 shares at December 31, 2006	(18,665)	(18,617)

	186,832	185,579

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$507,543	$510,574

See notes to consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,610	$1,631
Loss from discontinued operations	—	79

Income from continuing operations	2,610	1,710

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,508	9,460
Bad debt expense	172	136
Deferred income taxes	(1,589)	(1,090)
Equity in net losses of affiliates	3	82
Gain from cash recovery of note receivable	(300)	(625)
Gain from life insurance proceeds	(588)	—
Stock-based compensation expense	86	—
(Gain) loss on retirement of property, plant and equipment	(1)	95
Changes in operating assets and liabilities:
Accounts receivable	1,234	934
Inventories	11	134
Prepaid expenses	(2,568)	(3,066)
Accounts payable and accrued liabilities	(88)	698
Accrued taxes and accrued interest	473	(1,549)
Advance billings, customer deposits and other	(269)	828
Other, net	554	(594)

Net Cash Provided by Operating Activities from Continuing Operations	9,248	7,153

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(6,066)	(6,584)
Collection of note receivable	452	625
Proceeds from sale of investment	9,946	—
Purchase of short-term investments	(3,187)	—
Life insurance proceeds	1,000	—
Increase in investments and advances to affiliates	—	(150)
Acquisition of customer list intangible asset	(606)	—

Net Cash Provided by (Used In) Investing Activities of Continuing Operations	1,539	(6,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(1,713)	(1,709)
Payments on long-term debt	(3,516)	(2,510)
Proceeds from issuance of common stock	49	267
Purchase of treasury stock	(48)	—

Net Cash Used In Financing Activities of Continuing Operations	(5,228)	(3,952)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	5,559	(2,908)

CASH USED IN DISCONTINUED OPERATIONS
Cash provided by operating activities of discontinued operations	—	28
Cash used in investing activities of discontinued operations	—	(266)

Net Cash Used In Discontinued Operations	—	(238)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,559	(3,146)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	3,101	10,325

END OF PERIOD	$8,660	$7,179

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$3,827	$3,774
Cash paid for income taxes	—	3,125

During the three months ended March 31, 2006, D&E entered into a capital lease obligation for equipment in the amount of $1,573.

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2007 and 2006

(In thousands)

(unaudited)

	2007		2006
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,039	$2,563	15,985	$2,554
Common stock issued for Employee Stock Purchase, Long-Term
Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors and Stock Option Plans	11	1	12	2

Balance at March 31	16,050	2,564	15,997	2,556

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		162,010		160,924
Common stock issued for Employee Stock Purchase, Long-Term
Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors and Stock Option Plans		228		368

Balance at March 31		162,238		161,292

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,028)		(5,598)
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(91)		—
Defined benefit retirement plans, net of tax		181		—
Unrealized gain on derivative financial instruments, net of tax		—		518

Balance at March 31		(4,938)		(5,080)

RETAINED EARNINGS
Balance at beginning of year		44,651		45,083
Adjustment to adopt FIN 48		173		—
Net income		2,610		1,631
Dividends on common stock: $0.13 per share for each period		(1,801)		(1,791)

Balance at March 31		45,633		44,923

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)
Treasury stock acquired	(4)	(48)	—	—

Balance at March 31	(1,644)	(18,665)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,406	$186,832	14,357	$185,074

	Three months ended March 31,
	2007	2006
COMPREHENSIVE INCOME (LOSS)
Net income	$2,610	$1,631
Reclassification adjustment for realized gain on derivative financial instruments, net of income tax of ($65)	(91)	—
Defined benefit retirement plans, net of income taxes of $128	181	—
Unrealized gain on derivative financial instruments, net of income taxes of $368	—	518

Total comprehensive income	$2,700	$2,149

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

Effective January 1, 2007, the Company reorganized its internal management reporting in order to better align it with the current management structure. Based on the similar nature of services and products, operating processes and service delivery methods, the rural local exchange carrier (“RLEC”), competitive local exchange carrier (“CLEC”), Internet services and video operations are managed as one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units continue as distinct, reportable business segments. Segment information reported for the prior year has been recast to conform to the current year presentation.

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (see Note 5.) The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations.

The accompanying financial statements are unaudited and have been prepared pursuant to generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three month periods ended March 31, 2007 are not necessarily indicative of the results for the year ended December 31, 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

2. Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $1,013 decrease in the amount for unrecognized tax benefits, consisting of an $840 decrease in goodwill and a $173 increase in retained earnings. See Note 8 for additional information on the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for the Company in January 2008. The Company is currently evaluating the impact, if any, SFAS 157 will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for the Company in January 2008. The Company is currently evaluating the impact, if any, SFAS 159 will have on its financial position, results of operations and cash flows.

3. Investments in and Advances to Affiliated Companies

D&E owned a one-third investment in EuroTel, a domestic corporate joint venture, until its dissolution effective May 4, 2007. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, until its dissolution effective January 26, 2007. D&E accounted for its investment in EuroTel using the equity method of accounting. As of May 4, 2007, D&E has no investments in or advances to affiliated companies and will no longer recognize equity in net losses of affiliates in its statement of operations.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The summarized results of the operations of EuroTel were as follows:

	Three months ended March 31,
	2007	2006
Net sales	$—	$—
Net loss	(10)	(247)
D&E’s share of loss	(3)	(82)

4. Intangible Assets

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	March 31, 2007	December 31, 2006
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	74,606	74,000
Accumulated amortization	(27,881)	(26,556)

Net intangible assets	$152,353	$153,072

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the Wireline segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three months ended March 31, 2007 and 2006 was $1,325 and $1,378, respectively.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2007	$5,302
2008	5,302
2009	5,302
2010	5,302
2011	5,302

5. Discontinued Operations

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of its Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”) under an Asset Purchase Agreement dated September 13, 2006. The Voice Systems Business generally consisted of D&E’s voice telephone equipment business, but did not include the professional data and information technology services, security, design and network monitoring operations of D&E’s Systems Integration segment.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The fair value of the sale consideration was $3,000, consisting of cash of $250, a promissory note for $2,400 (face value $2,500) issued by eComm and a 10% equity interest in eComm valued at $350, with a related put right. The promissory note is collateralized by a second priority security interest in the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The note receivable requires interest only payments through December 31, 2006 and equal monthly principal payments plus interest beginning February 1, 2007 and continuing through October 2009. The note bears interest at the U.S. prime rate plus 1.75%, with a minimum interest rate of 7.5%. The 10% equity ownership interest in eComm is accounted for under the cost method in accordance with Accounting Principles Board Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company expects to have no significant continuing involvement in the Voice Systems Business after the sale.

The results of operations of the Voice Systems Business are reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Summarized income statement information for the discontinued operations of the Voice Systems Business are as follows:

Three months ended March 31, 2006
Revenue	$2,334
Depreciation and amortization	146
Other operating expenses	2,319

Total operating expenses	2,465

Operating loss	(131)
Income tax (benefit)	(52)

Loss from discontinued operations, net of income tax benefit	$(79)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

6. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	March 31, 2007 Average Interest Rate	Maturity	March 31, 2007	December 31, 2006
Senior Secured Term Loan A	7.10%	2011	$32,542	$33,980
Senior Secured Term Loan B	7.11%	2011	142,333	143,520
Secured Term Loan	9.00%	2014	15,500	16,000
Secured Term Loan	9.00%	2014	11,625	12,000
Capital lease obligation			1,500	1,516

			203,500	207,016
Less current maturities			7,067	7,066

Total long-term debt			$196,433	$199,950

On March 30, 2007, D&E made a voluntary principal prepayment of $1,750 of which $938 and $812 was applied to Term Loan A and Term Loan B, respectively, according to the terms of the credit facility.

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

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. In connection with the amendment, interest rate swap agreements were terminated and the Company received a cash termination payment of $1,064 in the third quarter of 2006, which will be amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements.

7. Commitments and Contingencies

D&E has a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites. When D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”), under which Keystone Wireless purchased assets from D&E and assumed the responsibility for leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of March 31, 2007 is $9,125. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of March 31, 2007, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of assets to Keystone Wireless. Upon such default, the entire remaining balance of the note, which was $5,200 as of March 31, 2007 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

8. Income Taxes

Uncertain Tax Positions

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2001.

As discussed in Note 2, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a $1,013 decrease in the amount for unrecognized tax benefits, consisting of an $840 decrease in goodwill (related to an item in an acquired entity’s tax return in a year prior to the merger) and a $173 increase in retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 was $3,039. The entire amount of unrecognized tax benefits pertains to a refund claim relating to an acquired entity’s tax return in a year prior to the merger; therefore, if the tax position is sustained the tax effect would be applied to goodwill. The Company anticipates it is reasonably possible the refund claim will be settled within twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As a result of the adoption of FIN 48, the Company recognized $266 of interest income relating to unrecognized tax benefits. The January 1, 2007 amount for unrecognized tax benefits includes interest income of $519. During the period ending March 31, 2007, the Company recognized $16 of interest income in income tax expense resulting in accrued interest income of $282 at March 31, 2007.

9. Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 55,104 and 76,312 shares for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The following table shows how earnings per share were computed for the periods presented:

	Three months ended March 31,
	2007	2006
Income from continuing operations	$2,610	$1,710
Loss from discontinued operations	—	(79)

Net income	$2,610	$1,631

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,399	14,348

Income from continuing operations	$0.18	$0.12
Loss from discontinued operations	—	(0.01)

Net income per common share	$0.18	$0.11

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,399	14,348
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	88	42

Adjusted weighted average shares outstanding (thousands)	14,487	14,390

Income from continuing operations	$0.18	$0.12
Loss from discontinued operations	—	(0.01)

Net income per common share	$0.18	$0.11

10. Stock-Based Compensation

Stock Options

The grant-date fair value of 62,900 stock options awarded in the three months ended March 31, 2007 was $4.28, which was estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	3.86%
Expected life	6 Years
Expected volatility	45.00%
Risk-free interest rate	4.61%

There were no stock option grants in the three months ended March 31, 2006. There was a forfeiture of 3,000 stock option grants in the three months ended March 31, 2007. There were a total of 221,405 stock options exercisable with a weighted-average exercise price of $10.06 at March 31, 2007. The weighted average remaining contractual term was approximately 5.1 years for stock options outstanding as of March 31, 2007. The total intrinsic value was approximately $820 for stock options outstanding as of March 31, 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

Compensation expense related to stock options in the three months ended March 31, 2007 was $21 and the related tax benefit was $9. There was no compensation expense related to stock option grants in the three months ended March 31, 2006.

Performance Restricted Shares

During the three months ended March 31, 2007 and 2006, 19,600 and 36,700 common shares, respectively, were granted as performance restricted shares with performance conditions. There was a forfeiture of 7,000 performance restricted shares in the three months ended March 31, 2007. The service period for the grants is three years. During the performance period, each performance restricted share is equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares.

The fair value of non-vested performance restricted shares recognized as compensation expense in the three months ended March 31, 2007 and 2006 was $67 and $61, respectively, and the related tax benefits were $27 and 25, respectively.

Fully Vested Shares

During the three months ended March 31, 2007 and 2006, there were 219 and 3,100 fully vested shares of common stock, respectively, issued to employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the three months ended March 31, 2007 and 2006 was $3 and $28, respectively, and the related tax benefits were $1 and $11, respectively.

11. Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$409	$584	$2	$2
Interest cost	992	929	40	40
Expected return on plan assets	(919)	(852)	(7)	(7)
Amortization of prior service cost	(31)	(17)	(41)	(41)
Amortization of net (gain) loss	358	358	22	20
Special termination benefits	—	—	—	112

Net periodic benefit cost	$809	$1,002	$16	$126

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

The net periodic benefit cost is reported in the condensed consolidated statements of operations as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2007	2006	2007	2006
Continuing operations	$809	$877	$16	$110
Discontinued operations	—	125	—	16

Net periodic benefit cost	$809	$1,002	$16	$126

During the three months ended March 31, 2007, D&E contributed $950 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $3,850 to its defined benefit plans during the remainder of 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per-share amounts)

(Unaudited)

12. Business Segment Data

D&E’s business segments are: Wireline and Systems Integration. The measure of profitability that management uses to evaluate performance of our business segments is operating income.

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Segment	2007	2006	2007	2006	2007	2006
Wireline	$36,221	$38,448	$6	$1	$6,646	$6,648
Systems Integration	1,784	1,425	—	3	(912)	(1,497)
Corporate and Other	359	415	—	—	(228)	(251)
Eliminations	—	—	(6)	(4)	—	—

Total	$38,364	$40,288	$—	$—	$5,506	$4,900

Segment	Segment Assets
	March 31, 2007	December 31, 2006
Wireline	$497,476	$495,721
Systems Integration	9,769	10,628
Corporate and Other	441,918	440,430
Eliminations	(441,620)	(436,205)

Total	$507,543	$510,574

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended March 31,
	2007	2006
Operating income from reportable segments	$5,734	$5,151
Corporate and other operating loss	(228)	(251)
Equity in net losses of affiliates	(3)	(82)
Interest expense	(3,736)	(3,838)
Other, net	1,719	1,467

Income from continuing operations before income taxes and dividends on utility preferred stock	$3,486	$2,447

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

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included in this quarterly

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2006, as filed on Form 10-K with the Securities and Exchange Commission (“SEC”). We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Segments

Effective January 1, 2007, we reorganized our internal management reporting in order to better align it with our current management structure. Based on the similar nature of services and products, operating processes and service delivery methods, the RLEC, CLEC, Internet Services, cable television and video operations are managed as one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units continue as distinct, reportable business segments. Segment information reported for the prior year has been recast to conform to the current year presentation. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

Our Wireline segment provides broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. This segment includes three incumbent rural local exchange carriers (RLECs), providing services in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania. This segment also includes a competitive local exchange carrier (“CLEC”), providing services in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our Wireline customers a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access and, in certain of our markets, video services.

Our Systems Integration segment provides business customers with professional data and information technology services, security assessments and penetration tests, design and network monitoring.

As of March 31, 2007, we served 128,538 RLEC access lines, 44,267 CLEC access lines, 33,726 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 4,864 dial-up Internet access subscribers, 7,606 video subscribers and 975 web-hosting customers. For the quarter ended March 31, 2007, we generated total revenues of $38,364, operating income of $5,506 and net income of $2,610.

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

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Business Strategy

Our primary business objective is to be a leading, regional integrated communications service provider (“ICP”). To achieve this objective, we will continue to pursue the following goals:

•

We will pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers to broadband connections. New broadband customers will also be aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the future delivery of Internet Protocol (“IP”) services.

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

•

We will pursue the goal of “Delivering Excellence” for our customers by providing reliable, responsive, state-of-the-art broadband communications services, including voice, high-speed data and, in certain of our markets, video. We will assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms – hybrid fiber coaxial in the State College market and ADSL2+ over the copper network in Union County, Pennsylvania. The deployment of video in other markets remains under review and evaluation.

•

We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications, information technology and collocation needs. We are creating a more direct link between our Wireline customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and Wireline services for a custom and differentiated offering, including professional information technology services, network security services and network monitoring and response.

•

We will continue to make our commitment to customer service a top priority. Our Network Operations Center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

our relationships with our customers and enhances our competitive position. In an effort to enhance the customers’ experience when they call in service issues, we integrated a case management system into the NOC. The system has given us the ability to better manage and prioritize service calls resulting in greater ability to manage the customer’s request. To further enable this capability, several automated tests were developed and implemented that allow us to analyze every issue that is called in, determine the location of the issue and identify the appropriate technical group to resolve the issue. We offer customers our Managed Services products, which are internal monitoring (within the customer’s enterprise), external monitoring (devices outside the customer’s enterprise), collocation facilities and comprehensive security assessments and management. Our complement of Managed Services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

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

Business Risks

Our primary business risks include the external threat of increased competition, the complex and uncertain regulatory environment in the telecommunications industry and the internal risk of our debt financing. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a more extensive discussion of risk factors affecting our business.

•	Risk of increased competition

We have faced, and expect to continue to face, increased competition as a result of a convergence of technologies and a pro-competitive regulatory environment, which has eroded barriers to entry into some of our business segments.

Convergence of technologies

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, broadband services, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks, satellite companies’ satellite networks and electric companies’ electric lines. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that we are competing for our existing customer base in our Wireline markets with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The recent decreases in the number of access lines in our RLEC markets reflect such increased competition, in addition to the elimination of second lines by our customers as they shift to DSL for high-speed Internet access.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We have competitive strengths and weaknesses in the competition for the customer’s communications dollar. On a national basis, cable TV companies have the major market share of paid video services and have a larger market share of broadband Internet access services than telephone companies. Some cable TV companies are now delivering VoIP services with systems fully capable of providing IP telephony services. We offer video over a portion of our fiber-copper network in the area of Union County, Pennsylvania in competition with the video services offered by incumbent cable companies.

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual, personalized service. We are also small enough to be able to provide an individual response to customer services needs. We feel that this responsiveness will be critical to our ability to successfully convince both our business and residential customers to see us as their trusted advisor for integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC markets by December 31, 2008. In keeping with the foregoing, our 2007 capital budget is approximately $25,000. However, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $203,500 as of March 31, 2007.

Pro-competitive regulatory environment

It is basic policy of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PA PUC”) to encourage competition in the communications industry. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC markets yet at the same time provide opportunities in our CLEC markets.

On September 2, 2005, Service Electric Telephone Company, LLC (“Service Electric”), filed with the PA PUC to be a facilities-based CLEC competitor primarily in our Conestoga RLEC market. We filed and received PA PUC approval of our jointly negotiated interconnection agreement with Service Electric. We are now in the process of validating and documenting all of our processes to ensure compliance with the terms of this agreement.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

In addition, CORE Communications, Inc (“CORE”) filed an amended application on August 19, 2005 with the PA PUC to be a facilities-based CLEC providing service in our RLEC markets. On January 25, 2006, CORE served our three RLECs with their Petition for Arbitration. Included in their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and CORE. On January 3, 2007, rural carriers in Pennsylvania, including our three RLECS, filed a joint Petition for Review in the Commonwealth Court of Pennsylvania objecting to the PA PUCs order granting CORE a certificate to provide telecommunications service in the rural carrier’s territories. On January 8, 2007, CORE filed an Amended Petition for Arbitration of Interconnection Rates, Terms and Conditions with the PA PUC, seeking immediate PA PUC arbitration of issues on a collective basis with our three RLECs and a number of other small ILECs in Pennsylvania. On April 4, 2007, the PA PUC granted a request for stay of CORE’s Amended Petition for Arbitration, pending the outcome of the Joint Petition for Review filed with the Commonwealth Court. It is possible that the Court will schedule oral argument in this petition for late summer or fall of 2007.

Legislation enacted in Pennsylvania in the fourth quarter of 2004 provides a continued limited suspension from certain interconnection requirements of the Telecommunications Act of 1996 to our Buffalo Valley RLEC through December 31, 2008. Competitors currently have the opportunity to seek the removal of our rural exemption applicable to our other two RLECs to have access to our customers by entering our markets and using our facilities through interconnection agreements to provide local services.

In our competitive markets, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those markets. Similarly, in markets where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition, and ownership of or superior access to programming.

•	Complex and uncertain regulatory environment

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner.

Prices for RLECs’ interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLECs’ future revenues. The FCC has approved NECA’s changes in average schedule settlement formulas effective July 1, 2006, which included a two-year transition period for implementing the new calculations. We estimate that the impact of the approved NECA formulas and the transition plan on consolidated network access revenues, based on 2006 actual access lines and minutes of use, will be a reduction of approximately $1,700 during fiscal year 2007, a reduction of $2,600 during fiscal year 2008 and an annual reduction of $2,700 thereafter.

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

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our state regulatory price-cap guidelines (“Chapter 30 Plan”). When we made our filings to increase certain local and intrastate access rates, no customer filed any complaint or request for intervention. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested the PA PUC to investigate our ability to increase access rates. On November 9, 2006, the PA PUC elected to have its Office of Administrative Law Judge hold a hearing to determine whether the increases in access rates violated any previous PA PUC order or decision. This hearing was held on January 17, 2007. Our RLECs provided a witness in support of the access rate increases and the Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in support of our RLECs’ rate increases.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Verizon provided a witness contending that local end-user rates should be increased, not intrastate access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment is warranted to our increase in certain local and intrastate access rates. The PA PUC is expected to provide its final order during the second quarter as to whether the increases in access rates will remain or whether the increases must be rescinded and refunds provided to access customers and increases in other rates, such as residential and business local service, be made in the alternative.

Our RLECs have notified the PA PUC of our intent to request increases in local service rates to be effective July 1, 2007, in accordance with our Chapter 30 Plan. The new monthly rates, if approved by the PA PUC, are designed to generate an increase in annual consolidated revenue of approximately $1,600. The actual annual revenue increase will be different from this amount to the extent that actual access lines differ from the historical data that we used in developing the new rates.

•	Risk of debt financing

We had indebtedness of $203,500, including current maturities and a capital lease obligation of $1,500, at March 31, 2007. Our indebtedness could restrict our operations because:

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

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our Wireline segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our Wireline business operations and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends, and the requirement to remain in compliance with financial covenants.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three months ended March 31, 2007 and 2006.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
March 31, 2007
Revenues – External	$36,221	$1,784	$359	$—	$38,364
Revenues – Intercompany	6	—	—	(6)	—

Total Revenues	36,227	1,784	359	(6)	38,364

Depreciation and Amortization	9,192	129	187	—	9,508
Other Operating Expenses	20,389	2,567	400	(6)	23,350

Total Operating Expenses	29,581	2,696	587	(6)	32,858

Operating Income (Loss)	$6,646	$(912)	$(228)	$—	$5,506

March 31, 2006
Revenues – External	$38,448	$1,425	$415	$—	$40,288

Revenues – Intercompany	1	3	—	(4)	—

Total Revenues	38,449	1,428	415	(4)	40,288

Depreciation and Amortization	9,064	205	191	—	9,460
Other Operating Expenses	22,737	2,720	475	(4)	25,928

Total Operating Expenses	31,801	2,925	666	(4)	35,388

Operating Income (Loss)	$6,648	$(1,497)	$(251)	$—	$4,900

Our Wireline revenue is derived primarily from local telephone service, network access charges, directory publication, enhanced telephone services, regional and long-distance toll service and other communication services such as broadband and dial-up Internet access services, web-hosting services, VoIP services and video services. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks. Our offerings include wireless networking solutions, managed services, managed security services and consultative information technology services.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our Wireline segment incurs costs related to network access charges, leased network facilities associated with providing local telephone service to CLEC customers, leased network facilities costs for our broadband and dial-up Internet access services, directory expense, and other operations expenses such as digital electronic switch expense, engineering and outside plant costs. Our Systems Integration segment incurs expenses primarily related to wages and employee benefit costs, and, to a lesser degree, equipment and materials used in the provision of our services and sales of computer equipment.

We incur access line-related capital expenditures associated with access line additions, expenditures for upgrading existing facilities to provide broadband services and costs related to the provision of broadband Internet services in our Wireline markets. Our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

existing customers on our own facilities and, therefore, tend to result in incremental revenue or higher margins from those customers. We believe that our additional capital expenditures relating to our investment in software and systems will allow us to remain competitive in the marketplace and generally allow for corresponding reductions in operating expenses.

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”). The fair value of the sale consideration was $3,000 and included $250 in cash paid on the closing date, the receipt of a $2,400 ($2,500 face value) promissory note issued by eComm and a 10% equity interest in eComm valued at $350 with a related put right. The promissory note is collateralized by a second priority security interest in the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations.

Consolidated Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Consolidated revenues decreased $1,924, or 4.8%, to $38,364 for the quarter ended March 31, 2007, from $40,288 for the same period in 2006. The primary reason for the decrease was a reduction in Wireline directory revenue of $2,469, primarily as the result of three of our four directories being published under a new contract, which became effective in the fourth quarter of 2006. Other Wireline segment revenue increased $247 and Systems Integration segment revenue increased $356. These revenue increases are more fully described in the Wireline and Systems Integration segment results.

We have entered into a new three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and beginning in the first quarter of 2007 for one directory. As a result, our directory revenue, as the three new directories are published, will only be the annual fee paid to the Company for access to our customers. This arrangement will decrease directory revenues, based upon 2006 levels, approximately $10,300 in 2007, $11,000 in 2008 and $11,200 in 2009. Our directory expense, based on 2006 levels, will also decrease approximately $9,500 in 2007 and $9,800 in 2008 and 2009. The net effect of the decrease in directory revenue and expense will result in a reduction in operating income of approximately $800 in 2007, $1,200 in 2008 and $1,400 in 2009.

Consolidated operating expenses decreased $2,530, or 7.1%, to $32,858 for the quarter ended March 31, 2007, from $35,388 for the same period in 2006. The primary reason for the decrease was a reduction in directory expense of $2,344, primarily as the result of three of our four directories being published under a contract, which became effective in the fourth quarter of 2006. Consulting fees decreased $361 primarily due to expenses incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Insurance expense decreased $132,

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

primarily as a result of a one-time expense recorded in the prior year related to special termination benefits provided to two employees upon their retirement. Customer billing expenses decreased $150 as a result of vendor rate reductions that became effective January 1, 2007. Management anticipates a similar reduction in billing expenses for the remaining quarters in fiscal year 2007 compared to their respective quarters in 2006. Other expense decreases included rents, advertising and other operating taxes. Subcontractor costs increased $215 primarily related to the increased Systems Integration communication services revenue. Employee wages increased $97 due to increases in sales personnel and merit pay increases effective March 20, 2006, partially offset by a reduction in the number of employees in the Systems Integration segment. Employee benefits increased $247 as a result of the increase in wages and a reduction of our estimate of health insurance expenses made in the first quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses increased $290 as a result of the increase in consolidated operating income.

Consolidated operating income increased $606, to $5,506, for the first quarter of 2007, from $4,900 in the same period of 2006. Operating income as a percentage of revenue increased to 14.4% in the first quarter of 2007, compared to 12.2% in the same period of 2006.

Other income and expense was a net expense of $2,020 in the first quarter of 2007, compared to a net expense of $2,453 for the same period in 2006. Interest expense decreased to $3,736 in the first quarter of 2007, compared to $3,838 in the same period of 2006, as a result of reductions in debt and the lower interest rate margins as a result of the credit facility amendment in September 2006, partially offset by increases in short-term interest rates. Other income was $1,719 in 2007 compared to $1,467 in 2006. We recorded income of $588 in the first quarter of 2007 from proceeds of a key-person life insurance policy, in excess of the cash surrender value, of which the Company was the named beneficiary. Other income included $449 of interest income and principal repayments collected in the first quarter of 2007 on the note received from the sale of assets of Conestoga Wireless compared to $820 of principal and interest received in the first quarter of 2006 due to the receipt of only one of three scheduled principal payments on the note during the first quarter of 2007. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet. The Company is negotiating the terms of a grace period until July 31, 2007 on the monthly principal payments of the note receivable.

Income taxes were $860 in the first quarter of 2007, compared to $721 for the same period in 2006. The effective income tax rate was 24.7% for the first quarter of 2007, compared to 29.5% for the same period of the prior year. In the first quarter of 2007, a permanent book to tax difference of $588 on the key-person life insurance gain resulted in a 5.0% reduction in the effective tax rate. The effective income tax rates for both periods are lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense.

Net income was $2,610, or $0.18 per share, in the first quarter of 2007 compared to a net income of $1,631, or $0.11 per share, in the first quarter of 2006. The primary reasons for the increase in net income were the operating income increase of $606 and the other income (expense) reduction of $433.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Wireline Segment Results

	Three months ended March 31,
	2007	2006	Change	% Change
Revenues:
Local Telephone Service	$12,066	$11,938	$128	1.1
Network Access	11,199	11,859	(660)	(5.6)
Long Distance	5,323	5,521	(198)	(3.6)
Communication Services	5,494	4,616	878	19.0
Directory	1,557	4,026	(2,469)	(61.3)
Other	588	489	99	20.2

Total Revenues	36,227	38,449	(2,222)	(5.8)

Depreciation and Amortization	9,192	9,064	128	1.4
Other Operating Expenses	20,389	22,737	(2,348)	(10.3)

Total Operating Expenses	29,581	31,801	(2,220)	(7.0)

Operating Income	$6,646	$6,648	$(2)	(0.0)

Customer Connections at March 31
RLEC Access Lines	128,538	133,387	(4,849)	(3.6)
CLEC Access Lines	44,267	41,818	2,449	5.9
DSL/High-Speed Internet	33,726	25,327	8,399	33.2
Dial-up Access	4,864	7,163	(2,299)	(32.1)
Web-hosting	975	959	16	1.7
Video	7,606	6,760	846	12.5

Total	219,976	215,414	4,562	2.1

Wireline segment revenues decreased $2,222, or 5.8%, to $36,227 in the three months ended March 31, 2007, from $38,449 in the three months ended March 31, 2006. Local telephone service revenue increased $128 primarily from increased local private network revenue of $197 due to additional circuits in service, partially offset by the effect of the decline in access lines. Network access revenue decreased $660, primarily due to lower NECA settlements of $693. Long distance toll revenues decreased $247 due to a reduction in the average rate per minute of use and lower minutes of use while long distance circuit revenue increased $49. Communication services revenue increased $878, primarily from additional DSL revenue of $808 attributable to subscriber growth. Directory revenue decreased $2,469 primarily as the result of three of our four directories being published under a contract, which became effective in the fourth quarter of 2006.

Wireline operating expenses decreased $2,220, or 7.0%, to $29,581 in the first quarter of 2007, from $31,801 in the same period of the prior year. Directory expense decreased $2,344, primarily as the result of three of our four directories being published under a contract, which became effective in the fourth quarter of 2006. Consulting fees decreased $317 primarily due to expenses incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Advertising expense decreased $142 primarily related to Internet services. Wages increased $309 primarily due to increases in sales personnel and merit pay increases that became effective March 20, 2006. Employee benefits increased $319 as a result of the increase in wages and a reduction of our estimate of health insurance expenses made in the first quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses increased $216 due to increases in consolidated operating income.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The FCC approved NECA’s changes in average schedule settlement formulas effective July 1, 2006. Additionally, NECA has filed a proposal with the FCC for a change in average schedule settlement formulas to be effective July 1, 2007. The effect of these changes in average schedule settlement formulas on the Wireline segment are more fully described in the section entitled Business Risks in Item 2 of this Form 10-Q.

On June 22, 2006, the PA PUC approved RLEC rate increases to be effective on July 1, 2006, in accordance with our PA PUC approved Chapter 30 Plans, as amended pursuant to Act 183. The majority of the rate increases were in network access revenues and are based on the application of an industry price cap formula, which measures the current rate of inflation. Verizon filed comments against our increase in intrastate access rates and requested the PA PUC to investigate our ability to increase access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no recission or amendment is warranted to our increase in certain local and intrastate access rates. The PA PUC is expected to provide its final order during the second quarter of 2007 determining whether the increases in access rates will remain effective or whether the increases must be rescinded and refunds provided to access customers and increases in other rates, such as residential and business local service, be made in the alternative. We have recorded a revenue reserve of $515, of which $327 and $188 were recorded in the first quarter of 2007 and fourth quarter of 2006, respectively, pending the decision of the PA PUC regarding the increase in our intrastate access rates effective July 1, 2006.

In addition, our RLECs have notified the PA PUC of our intent to request increases in local service rates to be effective July 1, 2007, in accordance with our Chapter 30 Plan. The effect of these changes on the Wireline segment are more fully described in the section entitled Business Risks in Item 2 of this Form 10-Q.

Systems Integration Segment Results

	Three months ended March 31,
	2007	2006	Change	% Change
Revenues	$1,784	$1,428	$356	24.9
Depreciation and Amortization	129	205	(76)	(37.1)
Other Operating Expenses	2,567	2,720	(153)	(5.6)

Total Operating Expenses	2,696	2,925	(229)	(7.8)

Operating Loss	$(912)	$(1,497)	$585	(39.1)

Systems Integration segment revenues increased $356, or 24.9%, to $1,784 in the three months ended March 31, 2007, from $1,428 in the three months ended March 31, 2006. Communications services revenue increased $275 primarily due to increased billings of $252 to a large retail services customer, whose contract expired on March 31, 2007. Communication products sold increased $81 due to increased computer equipment and data cabling sales.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the Systems Integration segment decreased $229, or 7.8%, to $2,696 in the first quarter of 2007, from $2,925 in the same period of 2006. Labor and benefits decreased $120 and $61, respectively, offset by higher subcontractor expenses of $142 related to the increased communications services revenue and a short-term incentive plan expense increase of $75 due to the increase in consolidated operating income. Rent expense decreased $86 due to a reduction in office space, depreciation and amortization decreased $76 and the corporate overhead expenses decreased $80 as a result of the reduction in allocation of corporate overhead expenses to this segment.

On March 31, 2007, a contract with a retail services customer expired. As a result of the expiration of this contract, Systems Integration revenue is expected to decline, based on 2006 levels, approximately $2,100 in 2007 and $2,800 in 2008. The effect on operating income (loss) is expected to be minimal.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $1,013 decrease in the amount for unrecognized tax benefits, consisting of an $840 decrease in goodwill and a $173 increase in retained earnings.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Three months ended March 31,
	2007	2006

Net cash provided by (used in) continuing operations:
Operating activities	$9,248	$7,153
Investing activities	1,539	(6,109)
Financing activities	(5,228)	(3,952)

	$5,559	$(2,908)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Net cash provided by operating activities was $9,248 in the three months ended March 31, 2007, compared with $7,153 in the same period of 2006. The primary reason for the increase in cash flow from operating activities was a $3,125 reduction in income tax payments in the three months ended March 31, 2007 compared to the same period of 2006. Additionally, net cash provided by operating activities in the three months ended March 31, 2007 also increased from higher net income plus non-cash expenses for depreciation and amortization, offset by a deferred income tax benefit.

Net cash provided by investing activities was $1,539 in the three months ended March 31, 2007, compared with net cash used of $6,109 in the same period of 2006 due mainly to the Company selling its short-term investments and investing most of the proceeds in United States Treasury notes with maturity dates of less than 90 days and life insurance proceeds of $1,000. Capital additions in the first three months of 2007 were primarily for information technology upgrades of approximately $1,300, communications network enhancements of approximately $2,300 and outside plant additions totaling approximately $2,100. In the first three months of 2007, we collected $452 of principal on notes receivable compared to $625 received in the same period of 2006 due to the receipt of only one of three scheduled principal payments on the Keystone Note during the first quarter of 2007. The Company is negotiating the terms of a grace period until July 31, 2007 on the monthly principal payments of the note receivable. If the terms of the grace period are agreed upon, the Company will be scheduled to receive principal payments of $1,500 on this note during the remainder of 2007. In the three months ended March 31, 2007, we purchased short-term investments of $3,187 and sold short-term investments of $9,946 with no similar transactions in the same period of 2006. We also acquired a customer list intangible asset for $606 in 2007.

Net cash used in financing activities was $5,228 in the three months ended March 31, 2007, compared with $3,952 of net cash used in the same period of 2006. In the first three months of 2007, payment of dividends of $1,713 was a slight increase in use of funds from dividends paid in the same period of 2006 as a result of an increase in shares outstanding. Long-term debt payments were $3,516 in the three months ended March 31, 2007, including a $1,750 voluntary prepayment made on March 30, 2007. Scheduled repayments of long-term debt totaled $2,510 for the first three months of 2006.

External Sources of Capital at March 31, 2007

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

As of March 31, 2007, our credit facility consists of Term Loan A (a single draw senior term loan with a remaining balance of $32,542), Term Loan B (a single draw senior term loan with a remaining balance of $142,333), secured term loans (single draw loans with a remaining balance of $27,125) and a senior revolving credit facility, with a total availability of $25,000 ($25,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

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

The interest rates on the amended credit facility are as follows:

Term Loan A	U.S. Prime plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00% depending on the leverage ratio
Term Loan B	U.S. Prime plus 0.75% or LIBOR plus 1.75%
Revolving Loan	U.S. Prime plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00% depending on the leverage ratio

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of March 31, 2007, we had no other unsecured lines of credit. As of March 31, 2007, $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 51.9% at March 31, 2007 from 52.5% at December 31, 2006 due to our long-term debt principal repayments.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2007, other than for operations, include capital expenditures, scheduled principal payments on our long-term debt, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

On April 26, 2007, we declared a quarterly common stock dividend of $0.125 per share payable on June 15, 2007, to holders of record on June 1, 2007. We expect that this dividend will result in an aggregate payment of approximately $1,801. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E has a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites. When D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”), under which Keystone Wireless purchased assets from D&E and assumed responsibility for leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of March 31, 2007 is $9,125. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of March 31, 2007, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of the assets to Keystone Wireless. Upon such default, the entire remaining balance of the note, which was $5,200 as of March 31, 2007 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

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

Revenue Recognition

Revenue for all of our business segments is recorded when services are provided or products are delivered, when the price is fixed or determinable, persuasive evidence of an arrangement exists and the collectibility of the resulting receivable is reasonably assured. Certain elements of our Wireline pricing are subject to oversight by both state and federal regulatory commissions.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from certain of our Wireline operations. We monitor these proceedings closely and make adjustments to revenue accordingly.

We receive a portion of our interstate access revenues in our RLEC companies from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we record the amount of such a reduction or increase as an adjustment to our earnings. During the first three months of 2007 and 2006, we have decreased revenue by $58 and $443, respectively, as a result of our participation in these pools.

Regulated Asset Depreciation

We use a composite group remaining life method and straight-line composite rates to depreciate the regulated property assets of our Wireline segment. Under this method, when we replace or retire such assets, the original cost of the asset, net of any salvage, is charged to accumulated depreciation. The effect of this accounting is to amortize any gains or losses on dispositions over the service lives of the remaining regulated telephone property assets rather than recognizing such gain or loss in the period of retirement.

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

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by a company. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). Prior to the adoption of SFAS 158, we accounted for our retirement benefit plans in accordance with SFAS No. 87 “Employers' Accounting for Pensions.” Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high-quality fixed-rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for the Company in January 2008. The Company is currently evaluating the impact, if any, SFAS 157 will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for the Company in January 2008. The Company is currently evaluating the impact, if any, SFAS 159 will have on its financial position, results of operations and cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt of $174,875. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of March 31, 2007, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans	$27,125	9.00%	$28,828
Subject to interest rate fluctuations:
Senior Secured Term Loans	174,875	7.11%	174,875

Total	$202,000	7.36%	$203,703

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $874 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $874 for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

remote. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1, 2007 – January 31, 2007)	3,795	$12.74	—	—
Month #2 (February 1, 2007 – February 28, 2007)	—	—	—	—
Month #3 (March 1, 2007 – March 31, 2007)	—	—	—	—

Total	3,795	$12.74	—	—

The Company liquidated 3,795 unclaimed shares of the Company’s common stock in accordance with the state unclaimed property regulations.

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

Item 3. Defaults Upon Senior Securities

None

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Identification of Exhibit	Reference
3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 1 to D&E’s definitive proxy statement for its 2005 Annual Meeting of Shareholders filed March 17, 2005.

3.2	By-laws	Incorporated herein by reference from Exhibit 3.2 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.	Material Contracts

10.1	Amendment to Employment Agreement dated January 4, 2007 between James W. Morozzi and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.15 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.2	Employment Agreement dated January 4, 2007 between Thomas E. Morell and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.16 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.3	Employment Agreement dated January 4, 2007 between Albert H. Kramer and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.17 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.4	Employment Agreement dated January 4, 2007 between W. Garth Sprecher and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.18 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14(a) of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: May 8, 2007

	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: May 8, 2007

	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer