Form 10-Q
period 2007-06-30
D&E COMMUNICATIONS INC
filed 2007-08-07
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Common Stock, par value $0.16 per share	14,434,297 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES
Communication service revenues	$35,913	$40,175	$72,867	$79,236
Communication products sold	536	460	1,160	961
Other	752	724	1,538	1,450

Total operating revenues	37,201	41,359	75,565	81,647

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	12,045	15,835	25,138	31,130
Cost of communication products sold	426	365	940	803
Depreciation and amortization	9,210	9,493	18,718	18,953
Marketing and customer services	3,517	3,234	6,884	6,649
General and administrative services	5,477	6,268	11,853	13,048
Intangible asset impairment	—	1,892	—	1,892

Total operating expenses	30,675	37,087	63,533	72,475

Operating income	6,526	4,272	12,032	9,172

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	—	(135)	(3)	(217)
Interest expense, net of interest capitalized	(3,718)	(3,867)	(7,454)	(7,705)
Other, net	400	1,050	2,119	2,517

Total other income (expense)	(3,318)	(2,952)	(5,338)	(5,405)

Income from continuing operations before income taxes and dividends on utility preferred stock	3,208	1,320	6,694	3,767

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	905	181	1,765	902
Dividends on utility preferred stock	17	17	33	33

Total income taxes and dividends on utility preferred stock	922	198	1,798	935

Income from continuing operations	2,286	1,122	4,896	2,832

DISCONTINUED OPERATIONS:
Loss from operations of Voice Systems Business, net of income tax benefit of ($187) and ($239)	—	(225)	—	(304)

NET INCOME	$2,286	$897	$4,896	$2,528

Weighted average common shares outstanding (basic)	14,413	14,360	14,406	14,354
Weighted average common shares outstanding (diluted)	14,534	14,424	14,511	14,409

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Earnings per common share-continuing operations	$0.16	$0.08	$0.34	$0.20
Earnings per common share-discontinued operations	—	(0.02)	—	(0.02)

	$0.16	$0.06	$0.34	$0.18

Dividends per common share	$0.13	$0.13	$0.25	$0.25

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,547	$3,101
Short-term investments	987	7,746
Accounts and notes receivable, net of reserves of $572 and $609	15,253	16,037
Inventories, lower of cost or market, at average cost	2,690	2,704
Prepaid expenses	6,632	3,310
Other	1,895	1,150

TOTAL CURRENT ASSETS	34,004	34,048

PROPERTY, PLANT AND EQUIPMENT
In service	386,322	380,630
Under construction	8,047	5,504

	394,369	386,134
Less accumulated depreciation	226,811	214,722

	167,558	171,412

OTHER ASSETS
Goodwill	142,819	143,667
Intangible assets, net of accumulated amortization	151,027	153,072
Other	7,820	8,375

	301,666	305,114

TOTAL ASSETS	$503,228	$510,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,069	$7,066
Accounts payable and accrued liabilities	14,140	13,654
Accrued taxes	100	195
Accrued interest and dividends	1,028	1,149
Advance billings, customer deposits and other	5,298	4,880

TOTAL CURRENT LIABILITIES	27,635	26,944

LONG-TERM DEBT	193,915	199,950

OTHER LIABILITIES
Deferred income taxes	72,645	74,849
Other	19,904	21,806

	92,549	96,655

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000 Outstanding shares: 14,426 at June 30, 2007 and 14,399 at December 31, 2006	2,568	2,563
Additional paid-in capital	162,600	162,010
Accumulated other comprehensive income (loss)	(4,930)	(5,028)
Retained earnings	46,110	44,651
Treasury stock at cost, 1,644 shares at June 30, 2007 and 1,640 shares at December 31, 2006	(18,665)	(18,617)

	187,683	185,579

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$503,228	$510,574

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,896	$2,528
Loss from discontinued operations	—	304

Income from continuing operations	4,896	2,832
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	18,718	18,953
Bad debt expense	318	352
Deferred income taxes	(3,005)	(3,315)
Equity in net losses of affiliates	3	217
Gain from cash recovery of note receivable	(300)	(1,375)
Gain from life insurance proceeds	(588)	—
Intangible asset impairment	—	1,892
Stock-based compensation expense	164	160
(Gain) loss on retirement of property, plant and equipment	(86)	95
Changes in operating assets and liabilities:
Accounts receivable	466	968
Inventories	15	72
Prepaid expenses	(3,252)	74
Accounts payable and accrued liabilities	319	(1,987)
Accrued taxes and accrued interest	(209)	(2,798)
Advance billings, customer deposits and other	419	(1,279)
Other, net	(975)	(359)

Net Cash Provided by Operating Activities from Continuing Operations	16,903	14,502

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(11,956)	(14,704)
Collection of note receivable	679	1,375
Proceeds from sale of investment	9,946	—
Purchase of short-term investments	(3,187)	—
Life insurance proceeds	1,000	—
Increase in investments and advances to affiliates	—	(350)
Acquisition of customer list intangible asset	(606)	—

Net Cash Used In Investing Activities of Continuing Operations	(4,124)	(13,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,426)	(3,420)
Payments on long-term debt	(6,033)	(5,026)
Proceeds from issuance of common stock and stock options exercised	159	88
Excess tax benefits from exercise of stock options	15	—
Purchase of treasury stock	(48)	—

Net Cash Used In Financing Activities of Continuing Operations	(9,333)	(8,358)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	3,446	(7,535)

CASH USED IN DISCONTINUED OPERATIONS
Cash provided by operating activities of discontinued operations	—	150
Cash used in investing activities of discontinued operations	—	(364)

Net Cash Used In Discontinued Operations	—	(214)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,446	(7,749)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	3,101	10,325

END OF PERIOD	$6,547	$2,576

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$7,607	$7,396
Cash paid for income taxes	4,300	6,830

During the six months ended June 30, 2006, D&E entered into a capital lease obligation for equipment in the amount of $1,573.

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007		2006
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,039	$2,563	15,985	$2,554
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors	23	4	29	5
Common stock issued for stock options exercised	8	1	—	—

Balance at June 30	16,070	2,568	16,014	2,559

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		162,010		160,924
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		504		625
Common stock issued for stock options exercised		86		—

Balance at June 30		162,600		161,549

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,028)		(5,598)
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(171)		—
Defined benefit plans, net of tax		369		—
Unrealized gain (loss) on derivative financial instruments, net of tax		(100)		849

Balance at June 30		(4,930)		(4,749)

RETAINED EARNINGS
Balance at beginning of year		44,651		45,083
Adjustment to adopt FIN 48		173		—
Net income		4,896		2,528
Dividends on common stock: $0.25 per share for each period		(3,610)		(3,583)

Balance at June 30		46,110		44,028

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)
Treasury stock acquired	(4)	(48)	—	—

Balance at June 30	(1,644)	(18,665)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,426	$187,683	14,374	$184,770

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
COMPREHENSIVE INCOME (LOSS)
Net income	$2,286	$897	$4,896	$2,528
Reclassification adjustment for realized gain on derivative financial instruments, net of income tax of ($57) and ($122)	(80)	—	(171)	—
Defined benefit plans, net of income taxes of $134 and $262	188	—	369	—
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($70), $235, ($70) and $603	(100)	331	(100)	849

Total comprehensive income	$2,294	$1,228	$4,994	$3,377

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

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

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (see Note 5). The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations.

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ended December 31, 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

2.	Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $1,013 tax benefit, consisting of an $840 decrease in goodwill and a $173 increase in retained earnings, and also recognized $266 of interest income. See Note 9 for additional information on the adoption of FIN 48.

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

3.	Investments in and Advances to Affiliated Companies

D&E owned a one-third investment in EuroTel, a domestic corporate joint venture, until its dissolution effective May 4, 2007. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, until its dissolution effective January 26, 2007. D&E accounted for its investment in EuroTel using the equity method of accounting. As of May 4, 2007, D&E had no investments in or advances to affiliated companies and will no longer recognize equity in net losses of affiliates in its statement of operations.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The summarized results of the operations of EuroTel were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$—
Net loss	—	(405)	(10)	(652)
D&E’s share of loss	—	(135)	(3)	(217)

4.	Intangible Assets

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	June 30, 2007	December 31, 2006
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	74,606	74,000
Accumulated amortization	(29,207)	(26,556)

Net intangible assets	$151,027	$153,072

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the Wireline segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and six months ended June 30, 2007 and 2006 was $1,326, $1,379, $2,651 and $2,757, respectively.

The following table shows estimated amortization expense for each of the five years ended December 31:

Year	Amount
2007	$5,302
2008	5,302
2009	5,302
2010	5,302
2011	5,302

In the second quarter of 2006, management revised its forecast to lower the expected value of its customer relationships in the Systems Integration segment. Based on the results of management’s assessment, the Company recorded an intangible asset impairment charge of $2,375 for the customer relationships of the Systems Integration segment in the three months ended June 30, 2006 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” of which $1,892 and $483 is reported in continuing and discontinued operations, respectively.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

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

The fair value of the sale consideration was $3,000, consisting of cash of $250, a promissory note for $2,500, with a fair value of $2,400, issued by eComm and a 10% equity interest in eComm valued at $350, with a related put right. The promissory note is collateralized by a second priority security interest in the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The note receivable requires interest-only payments through December 31, 2006 and equal monthly principal payments plus interest beginning February 1, 2007 and continuing through October 2009. The note bears interest at the U.S. prime rate plus 1.75%, with a minimum interest rate of 7.5%. The 10% equity ownership interest in eComm is accounted for under the cost method in accordance with Accounting Principles Board Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock.”

The results of operations of the Voice Systems Business are reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Summarized income statement information for the discontinued operations of the Voice Systems Business are as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenue	$2,180	$4,514

Depreciation and amortization	139	285
Other operating expenses	1,970	4,289
Intangible asset impairment	483	483

Total operating expenses	2,592	5,057

Operating loss	(412)	(543)
Income tax (benefit)	(187)	(239)

Loss from discontinued operations, net of income tax benefit	$(225)	$(304)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

6.	Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	June 30, 2007 Average Interest Rate	Maturity	June 30, 2007	December 31, 2006
Senior Secured Term Loan A	7.14%	2011	$31,365	$33,980
Senior Secured Term Loan B	7.13%	2011	141,885	143,520
Secured Term Loan	9.00%	2014	15,000	16,000
Secured Term Loan	9.00%	2014	11,250	12,000
Capital lease obligation			1,484	1,516

			200,984	207,016
Less current maturities			7,069	7,066

Total long-term debt			$193,915	$199,950

In the six months ended June 30, 2007, D&E made voluntary principal prepayments of $2,500 of which $1,615 and $885 was applied to Term Loan A and Term Loan B, respectively, according to the terms of the credit facility.

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

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. In connection with the amendment, interest rate swap agreements were terminated and the Company received a cash termination payment of $1,064 in the third quarter of 2006, which is being amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

At June 30, 2007, the Company had an interest rate swap agreement with a total notional amount of $50,000 and a maturity date in September 2009. The Company did not have any interest rate swap agreements at December 31, 2006. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of June 30, 2007, the fair value of the derivative was recorded as a long-term liability of $170. An unrealized net loss of $170 ($100 net of tax) at June 30, 2007 related to the interest rate swap was included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

On July 30, 2007, the Company entered into an interest rate swap agreement with a total notional amount of $25,000 and a maturity date in September 2009.

8.	Commitments and Contingencies

D&E has a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites. When D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”), under which Keystone Wireless purchased assets from D&E and assumed the responsibility for leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2007 is $8,656. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of June 30, 2007, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E received in connection with the sale of assets to Keystone Wireless. Upon such default, the entire remaining balance of the note, which was $5,200 as of June 30, 2007 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

9.	Income Taxes

Uncertain Tax Positions

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2001.

As discussed in Note 2, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a $1,013 tax benefit, consisting of an $840 decrease in goodwill (related to an item in an acquired entity’s tax return in a year prior to the merger) and a $173 increase in retained earnings, and also recognized $266 of interest income. The amount of unrecognized tax benefits as of January 1, 2007 was $3,039 which included interest income of $519. The entire amount of unrecognized tax benefits pertains to a refund claim relating to an acquired entity’s tax return in a year prior to the merger; therefore, if the tax position is sustained the tax effect would be applied to goodwill. The Company anticipates it is reasonably possible the refund claim will be settled within twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ending June 30, 2007, the Company recognized $45 of interest income in income tax expense resulting in accrued interest income of $311 at June 30, 2007.

10.	Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. There were no options to purchase shares excluded from the computation of earnings per share assuming dilution in the three months ended June 30, 2007. Options to purchase 44,500 shares for the six months ended June 30, 2007 and 55,104 shares for the three and six months ended June 30, 2006, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The following table shows how earnings per share were computed for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$2,286	$1,122	$4,896	$2,832
Loss from discontinued operations	—	(225)	—	(304)

Net income	$2,286	$897	$4,896	$2,528

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,413	14,360	14,406	14,354

Income from continuing operations	$0.16	$0.08	$0.34	$0.20
Loss from discontinued operations	—	(0.02)	—	(0.02)

Net income per common share	$0.16	$0.06	$0.34	$0.18

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,413	14,360	14,406	14,354
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	121	64	105	55

Adjusted weighted average shares outstanding (thousands)	14,534	14,424	14,511	14,409

Income from continuing operations	$0.16	$0.08	$0.34	$0.20
Loss from discontinued operations	—	(0.02)	—	(0.02)

Net income per common share	$0.16	$0.06	$0.34	$0.18

11.	Stock-Based Compensation

Stock Options

The grant-date fair value of 62,900 stock options awarded in the six months ended June 30, 2007 was $4.28, which was estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	3.86%
Expected life	6 Years
Expected volatility	45.00%
Risk-free interest rate	4.61%

There were no stock option grants in the six months ended June 30, 2006. There were forfeitures of 6,000 stock option grants in the six months ended June 30, 2007. There were a total of 213,452 stock options exercisable with a weighted-average exercise price of $10.10 at June 30, 2007. The weighted average remaining contractual term was approximately 4.9 years for stock options outstanding as of June 30, 2007. The total intrinsic value was approximately $1,921 for stock options outstanding as of June 30, 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

Compensation expense related to stock options in the three and six months ended June 30, 2007 was $20 and $41, respectively. The related tax benefits were $8 and $17 for the three and six months ended June 30, 2007, respectively. There was no compensation expense related to stock option grants in the six months ended June 30, 2006.

Performance Restricted Shares

During the six months ended June 30, 2007 and 2006, 20,000 and 36,700 common shares, respectively, were granted as performance restricted shares with performance conditions. There were forfeitures of 9,266 performance restricted shares in the six months ended June 30, 2007. The service period for the grants is three years. During the performance period, each performance restricted share is equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares.

The fair value of non-vested performance restricted shares recognized as compensation expense in the three and six months ended June 30, 2007 and 2006 was $53, $71, $120 and $132, respectively. The related tax benefits for the three and six months ended June 30, 2007 and 2006 were $23, $30, $50 and $55, respectively.

In the second quarter of 2007, the performance goals for 5,000 performance restricted shares were met and the remaining expense of $4 was recognized. The performance restricted shares plus dividend equivalents were converted to shares of common stock in July 2007.

Fully Vested Shares

During the six months ended June 30, 2007 and 2006, there were 219 and 3,100 fully vested shares of common stock, respectively, issued to employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the six months ended June 30, 2007 and 2006 was $3 and $28, respectively, and the related tax benefits were $1 and $11, respectively.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

12.	Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$410	$584	$—	$2
Interest cost	993	929	52	40
Expected return on plan assets	(919)	(852)	(9)	(7)
Amortization of prior service cost	(32)	(17)	(40)	(41)
Amortization of net loss	357	358	35	20

Net periodic benefit cost	$809	$1,002	$38	$14

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$819	$1,168	$1	$4
Interest cost	1,985	1,858	92	80
Expected return on plan assets	(1,838)	(1,704)	(16)	(14)
Amortization of prior service cost	(63)	(34)	(81)	(82)
Amortization of net loss	715	716	59	40
Special termination benefits	—	—	—	112

Net periodic benefit cost	$1,618	$2,004	$55	$140

The net periodic benefit cost is reported in the condensed consolidated statements of operations as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
	2007	2006	2007	2006
Continuing operations	$809	$904	$38	$13
Discontinued operations	—	98	—	1

Net periodic benefit cost	$809	$1,002	$38	$14

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
	2007	2006	2007	2006
Continuing operations	$1,618	$1,781	$55	$123
Discontinued operations	—	223	—	17

Net periodic benefit cost	$1,618	$2,004	$55	$140

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

During the six months ended June 30, 2007, D&E contributed $2,900 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $1,900 to its defined benefit plans during the remainder of 2007.

During the second quarter of 2007, the Company amended the D&E Communications, Inc. Employees’ Retirement Plan to exclude from membership any non-union employees hired on or after July 1, 2007. This change will have no effect on pension expense for the current fiscal year, as the plan requires one year of service before new employees become eligible to participate. Beginning in 2009, the Company expects to realize a modest reduction in pension expense as a result of the plan being closed to non-union employees hired on or after July 1, 2007, assuming other factors used to determine pension expense remain constant in future years.

During the second quarter of 2007, the Company amended the D&E Communications, Inc. Employees’ 401(k) Savings Plan in connection with the amendment to the retirement plan described above. Under the amendment, non-union employees hired on or after July 1, 2007 have the opportunity to receive, based on the amount of contributions that they make to the plan, Company matching contributions in an amount that is up to two percent greater than the Company matching contributions that non-union employees who were hired before July 1, 2007 have the opportunity to receive.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

13.	Business Segment Data

D&E’s business segments are: Wireline, Systems Integration and Corporate and Other. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss).

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006	2007	2006
Segment
Wireline	$35,858	$39,386	$6	$1	$7,149	$7,354
Systems Integration	967	1,595	—	1	(446)	(2,938)
Corporate and Other	376	378	—	—	(177)	(144)
Eliminations	—	—	(6)	(2)	—	—

Total	$37,201	$41,359	$—	$—	$6,526	$4,272

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006	2007	2006
Segment
Wireline	$72,079	$77,834	$12	$2	$13,795	$14,002
Systems Integration	2,751	3,020	—	4	(1,358)	(4,435)
Corporate and Other	735	793	—	—	(405)	(395)
Eliminations	—	—	(12)	(6)	—	—

Total	$75,565	$81,647	$—	$—	$12,032	$9,172

	Segment Assets
	June 30, 2007	December 31, 2006
Segment
Wireline	$493,388	$495,721
Systems Integration	6,916	10,628
Corporate and Other	444,978	440,430
Eliminations	(442,054)	(436,205)

Total	$503,228	$510,574

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating income from reportable segments	$6,703	$4,416	$12,437	$9,567
Corporate and other operating loss	(177)	(144)	(405)	(395)
Equity in net losses of affiliates	—	(135)	(3)	(217)
Interest expense	(3,718)	(3,867)	(7,454)	(7,705)
Other, net	400	1,050	2,119	2,517

Income from continuing operations before income taxes and dividends on utility preferred stock	$3,208	$1,320	$6,694	$3,767

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

Business Segments

Effective January 1, 2007, we reorganized our internal management reporting in order to better align it with our current management structure. Based on the similar nature of services and products, operating processes and service delivery methods, the rural local exchange carrier (“RLEC”), competitive local exchange carrier (“CLEC”), Internet Services, cable television and video operations are managed as one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units continue as distinct, reportable business segments. Segment information reported for the prior year has been recast to conform to the current year presentation. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

Our Wireline segment provides broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. This segment includes three RLECs, providing services in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania. This segment also includes a CLEC, providing services in the Lancaster, Harrisburg, Reading, Altoona, Pottstown, State College and Williamsport, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our Wireline customers a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access and, in certain of our markets, video services.

Our Systems Integration segment provides business customers with professional data and information technology services, security assessments and penetration tests, network design and monitoring.

As of June 30, 2007, we served 127,278 RLEC access lines, 44,891 CLEC access lines, 34,078 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 4,425 dial-up Internet access subscribers, 6,765 video subscribers and 989 web-hosting customers. For the quarter ended June 30, 2007, we generated total revenues of $37,201, operating income of $6,526 and net income of $2,286.

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

•

We will continue to operate under a disciplined strategy with the goal to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served on our own network facilities and moving existing customers from leased facilities to our own network.

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

•

We will endeavor to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications, information technology and collocation needs. We are creating a more direct link between our Wireline customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and Wireline services for a customized and differentiated offering, including professional information technology services, network security services and network monitoring and response.

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

We have faced, and expect to continue to face, increased competition as a result of a convergence of technologies and a pro-competitive regulatory environment, which has eroded barriers to entry into our business segments.

Convergence of technologies

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide Voice over Internet Protocol (“VoIP”), broadband services, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks, satellite companies’ satellite networks and electric companies’ electric lines. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that we are competing for our existing customer base in our Wireline markets with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The recent decreases in the number of access lines in our RLEC markets reflect such increased competition, in addition to the elimination of second lines by our customers as they shift to DSL for high-speed Internet access.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC markets by December 31, 2008. In keeping with the foregoing, our 2007 capital budget is approximately $25,000. However, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $200,984 as of June 30, 2007.

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

Service Electric Telephone Company, LLC (“Service Electric”) is a facilities-based CLEC competitor primarily in our Conestoga RLEC market. Service Electric has received authority to operate in our three RLEC markets and has signed an interconnection agreement with us allowing them to begin operations in our RLEC markets. In addition, CORE Communications, Inc (“CORE”) filed an amended application on August 19, 2005 with the PA PUC to be a facilities-based

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC providing service in our RLEC markets. On January 25, 2006, CORE served our three RLECs with their Petition for Arbitration. Included in their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and CORE. On January 3, 2007, rural carriers in Pennsylvania, including our three RLECS, filed a joint Petition for Review in the Commonwealth Court of Pennsylvania objecting to the PA PUC’s order granting CORE a certificate to provide telecommunications service in the rural carrier’s territories. On January 8, 2007, CORE filed an Amended Petition for Arbitration of Interconnection Rates, Terms and Conditions with the PA PUC, seeking immediate PA PUC arbitration of issues on a collective basis with our three RLECs and a number of other small ILECs in Pennsylvania. On April 4, 2007, the PA PUC granted a request for stay of CORE’s Amended Petition for Arbitration, pending the outcome of the Joint Petition for Review filed with the Commonwealth Court. It is possible that the Commonwealth Court will schedule oral arguments in this petition for late summer or fall of 2007. CORE is unable to operate in our RLEC markets until the Commonwealth Court proceeding is resolved and we enter into an interconnection agreement with them. We are addressing interconnection agreement issues with the PA PUC while we await the outcome of the Commonwealth Court proceeding.

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

In our competitive markets, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those markets. Similarly, in markets where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition, and ownership of, or superior access to, programming.

•	Complex and uncertain regulatory environment

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner.

Prices for RLECs’ interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLECs’ future revenues. The average schedule settlement formulas, which were effective July 1, 2006, included a two-year transition period for implementing the new calculations. The FCC has also approved NECA’s changes in average schedule settlement formulas to be effective July 1, 2007, which include a two-year

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

transition period for implementing the new calculations. We estimate that the total combined effect of the July 2006 and 2007 changes in NECA average schedule settlement formulas on consolidated network access revenues, based on 2006 access lines and minutes of use, will be a reduction of $1,500 for the last six months of 2007, $4,100 in 2008, $4,700 in 2009 and $4,800 thereafter.

On February 10, 2005, the FCC initiated a proceeding at CC Docket No. 01-92 to develop a unified intercarrier compensation methodology. As a part of this proceeding, the FCC is now considering and soliciting comments from the public on the Missoula Plan, a proposal that was developed by industry representatives. The Missoula Plan, if adopted, would have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. The rule changes that result from this proceeding could have a material effect on our revenues, expenses and earnings. The FCC has not yet acted on this notice, and there is no guarantee that a final order addressing potential modifications to the current access charge system will be issued in 2007. Until the FCC adopts a specific proposal, we are unable to predict how much the proposed changes will affect our company and whether they will be favorable or unfavorable.

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

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our state regulatory price-cap guidelines (“Chapter 30 Plan”). When we made our filings to increase certain local and intrastate access rates, no customer filed any complaint or request for intervention. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested the PA PUC to investigate our ability to increase access rates. On November 9, 2006, the PA PUC elected to have its Office of Administrative Law Judge hold a hearing to determine whether the increases in access rates violated any previous PA PUC order or decision. This hearing was held on January 17, 2007. Our RLECs provided a witness in support of the access rate increases and the Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in support of our RLECs’ rate increases. Verizon provided a witness contending that local end-user rates should be increased, not intrastate access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment is warranted to our increase in certain local and intrastate access rates. On July 11, 2007, the PA PUC reversed the recommendation of the Administrative Law Judge and rescinded its June 2006 order allowing the increase in our access rates. The PA PUC decision to refund the access rate increases to carriers will have no impact on the results of our operations since we have been recording a reserve against amounts that have been collected from carriers related to the rate increases that were challenged by Verizon. The total amount of the reserve at June 30, 2007 was $1,000, of which $812 and $188 were recorded in the six months ending June 30, 2007 and the fourth quarter of 2006, respectively. The amounts that have been collected from the carriers related to this rate increase will be refunded in the near future.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We have filed a request for reconsideration/clarification of the order on a number of issues and have proposed an increase in local service rates for one of our RLECs retroactive to November 15, 2006. Since the proposed increase in local service rates in one of our RLECs will cause those rates to exceed a maximum cap established per PA PUC order in 2003, increases in billed rates for residential and business single party service above the caps would be received from the Pennsylvania Universal Service Fund (“PaUSF”) and not the customer. If we are successful with our reconsideration/clarification request for increased revenue from the PaUSF, we estimate that we will recognize, in the period approval is received, additional local service revenue of $428 related to the period from November 15, 2006 to June 30, 2007. After July 1, 2007, management anticipates the monthly increase in local service revenue to be $96.

The PA PUC approved our request to increase local service rates effective July 1, 2007, in accordance with our Chapter 30 Plan. The new monthly rates are designed to generate an increase in annual consolidated revenue of approximately $1,600. The actual annual revenue increase will be different from this amount to the extent that actual access lines differ from the historical data that we used in developing the new rates.

•	Risk of debt financing

We had indebtedness of $200,984, including current maturities and a capital lease obligation of $1,484, at June 30, 2007. Our indebtedness could restrict our operations because:

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

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our Wireline segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to pursue every possible avenue of development, and critical decisions may need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our Wireline business and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends, and the requirement to remain in compliance with financial covenants.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three and six months ended June 30, 2007 and 2006.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2007
Revenues – External	$35,858	$967	$376	$—	$37,201
Revenues – Intercompany	6	—	—	(6)	—

Total Revenues	35,864	967	376	(6)	37,201

Depreciation and Amortization	8,980	48	182	—	9,210
Other Operating Expenses	19,735	1,365	371	(6)	21,465

Total Operating Expenses	28,715	1,413	553	(6)	30,675

Operating Income (Loss)	$7,149	$(446)	$(177)	$—	$6,526

June 30, 2006
Revenues – External	$39,386	$1,595	$378	$—	$41,359
Revenues – Intercompany	1	1	—	(2)	—

Total Revenues	39,387	1,596	378	(2)	41,359

Depreciation and Amortization	9,107	197	189	—	9,493
Intangible Asset Impairment	—	1,892	—	—	1,892
Other Operating Expenses	22,926	2,445	333	(2)	25,702

Total Operating Expenses	32,033	4,534	522	(2)	37,087

Operating Income (Loss)	$7,354	$(2,938)	$(144)	$—	$4,272

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Six months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2007
Revenues – External	$72,079	$2,751	$735	$—	$75,565
Revenues – Intercompany	12	—	—	(12)	—

Total Revenues	72,091	2,751	735	(12)	75,565

Depreciation and Amortization	18,172	177	369	—	18,718
Other Operating Expenses	40,124	3,932	771	(12)	44,815

Total Operating Expenses	58,296	4,109	1,140	(12)	63,533

Operating Income (Loss)	$13,795	$(1,358)	$(405)	$—	$12,032

June 30, 2006
Revenues – External	$77,834	$3,020	$793	$—	$81,647
Revenues – Intercompany	2	4	—	(6)	—

Total Revenues	77,836	3,024	793	(6)	81,647

Depreciation and Amortization	18,171	402	380	—	18,953
Intangible Asset Impairment	—	1,892	—	—	1,892
Other Operating Expenses	45,663	5,165	808	(6)	51,630

Total Operating Expenses	63,834	7,459	1,188	(6)	72,475

Operating Income (Loss)	$14,002	$(4,435)	$(395)	$—	$9,172

Our Wireline revenue is derived primarily from local telephone service including enhanced telephone services, network access charges, long-distance toll service, communication services such as broadband and dial-up Internet access services, web-hosting services, directory publication and other revenues from VoIP services and video services. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks. Our offerings include wireless networking solutions, managed services, managed security services and consultative information technology services.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our Wireline segment incurs costs related to network access charges, leased network facilities associated with providing local telephone service to CLEC customers, leased network facilities costs for our broadband and dial-up Internet access services, directory expense, and other operations expenses such as digital electronic switch expense, engineering and outside plant costs. Our Systems Integration segment incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the provision of our services and sales of computer equipment.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”). The fair value of the sale consideration was $3,000 and included $250 in cash paid on the closing date, the receipt of a $2,500 promissory note, with a fair value of $2,400, issued by eComm and a 10% equity interest in eComm valued at $350 with a related put right. The promissory note is collateralized by a second priority security interest in the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations.

Consolidated Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Consolidated revenues decreased $4,158, or 10.1%, to $37,201 for the quarter ended June 30, 2007, from $41,359 for the same period in 2006. The primary reason for the decrease was a reduction in Wireline directory revenue of $3,390, primarily as the result of three of our four directories being published under a new contract which became effective in the fourth quarter of 2006. Systems Integration segment revenue decreased $629 due to the expiration of a customer contract on March 31, 2007. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

We have entered into a new three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and beginning in the first quarter of 2007 for one directory. As a result, our directory revenue, as the three new directories are published, will only be the annual fee paid to the Company for access to our customers. This arrangement will decrease directory revenues, based upon 2006 levels, by approximately $4,400 in the last six months of 2007, $11,000 in 2008 and $11,200 in 2009. Our directory expense, based on 2006 levels, will also decrease approximately $4,100 in the last six months of 2007 and $9,800 in 2008 and 2009. The net effect of the decrease in directory revenue and expense will result in a reduction in operating income of approximately $300 in the last six months of 2007, $1,200 in 2008 and $1,400 in 2009.

Consolidated operating expenses decreased $6,412, or 17.3%, to $30,675 for the quarter ended June 30, 2007, from $37,087 for the same period in 2006. The primary reasons for the decrease were a reduction in directory expense of $3,092, primarily as the result of three of our four directories being published under a contract which became effective in the fourth quarter of 2006 and the intangible asset impairment of $1,892 recognized in the second quarter of last year. Employee wages decreased $378 primarily from a reduction in the number of employees in the Systems Integration segment related to the expiration of a customer contract, partially offset by merit pay increases effective March 19, 2007 and a minimal increase in personnel in the Wireline segment. Employee

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

benefits decreased $15 due to a reduction in the defined benefit pension plan expense, partially offset by an increase in health insurance costs due to the effect of a reduction of our estimate of health insurance expenses recognized in the second quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses decreased $143. Depreciation and amortization decreased $283 primarily as a result of certain fixed assets becoming fully depreciated and the disposal of equipment used in the Systems Integration segment related to a contract expiration. Customer billing expenses decreased $133 as a result of vendor rate reductions that became effective January 1, 2007. Management anticipates a similar reduction in billing expenses for the remaining quarters in fiscal year 2007 compared to their respective quarters in 2006. Leased communications facilities expense decreased $296 primarily due to a one-time vendor billing adjustment of $248 for fiber circuits in May 2006.

Consolidated operating income increased $2,254, to $6,526, for the second quarter of 2007, from $4,272 in the same period of 2006. Operating income as a percentage of revenue increased to 17.5% in the second quarter of 2007, compared to 10.3% in the same period of 2006.

Other income and expense was a net expense of $3,318 in the second quarter of 2007, compared to a net expense of $2,952 for the same period in 2006. Interest expense decreased to $3,718 in the second quarter of 2007, compared to $3,867 in the same period of 2006, as a result of reductions in debt and the lower interest rate margins as a result of the credit facility amendment in September 2006, partially offset by increases in short-term interest rates. Other income was $400 in 2007 compared to $1,050 in 2006. Other income included $135 of interest income collected in the second quarter of 2007 on the note received from the sale of assets of Conestoga Wireless compared to $941 of principal and interest received in the second quarter of 2006. The Company negotiated a six-month grace period ending July 31, 2007 on the monthly principal payments of the note receivable in exchange for a two-year extension of a telecommunication services contract with the note issuer. The Company is scheduled to receive principal payments of $1,500 on this note during the remainder of 2007 and has received the payment that was due August 1, 2007. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Income taxes were $905 in the second quarter of 2007, compared to $181 for the same period in 2006 due to the increase in income before taxes. The effective income tax rate of approximately 28.2% for the second quarter of 2007 is lower than the federal statutory rate primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense. The effective income tax rate of 13.7% for the second quarter of 2006 is substantially different than the federal statutory rate primarily due to the net effect of a 30.1% effective tax rate on net income excluding the intangible asset impairment loss, offset by a deferred tax benefit with a 41.5% effective tax rate on the intangible asset impairment loss.

Net income was $2,286, or $0.16 per share, in the second quarter of 2007 compared to a net income of $897, or $0.06 per share, in the second quarter of 2006. The primary reason for the increase in net income was the operating income increase of $2,254, partially offset by the increase in income taxes of $724.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Consolidated revenues decreased $6,082, or 7.4%, to $75,565 for the six months ended June 30, 2007, from $81,647 for the same period in 2006. The primary reason for the decrease was a reduction in Wireline directory revenue of $5,859, primarily as the result of three of our four directories being published under a new contract which became effective in the fourth quarter of 2006. Systems Integration segment revenue decreased $273 due to the expiration of a customer contract on March 31, 2007. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating expenses decreased $8,942, or 12.3%, to $63,533 for the six months ended June 30, 2007, from $72,475 for the same period in 2006. The primary reasons for the decrease were a reduction in directory expense of $5,436, primarily as the result of three of our four directories being published under a contract which became effective in the fourth quarter of 2006 and the intangible asset impairment of $1,892 recognized in the second quarter of last year. Consulting fees decreased $469 primarily due to expenses incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Insurance expense decreased $129, primarily as a result of a one-time expense recorded in the prior year related to special termination benefits provided to two employees upon their retirement. Customer billing expenses decreased $290 as a result of vendor rate reductions that became effective January 1, 2007. Management anticipates a similar reduction in billing expenses for the remaining six months in fiscal year 2007 compared to their respective quarters in 2006. Leased communications facilities expense decreased $296 primarily due to a one-time vendor billing adjustment of $248 for fiber circuits in May 2006. Building rent expense decreased $124 due to reductions in office space in the Systems Integration segment. Depreciation and amortization decreased $235 primarily as a result of certain fixed assets becoming fully depreciated, the disposal of equipment used in the Systems Integration segment and certain intangible assets becoming fully amortized in the prior year. Gains on disposal of equipment increased $178. Employee wages decreased $281 due to a reduction in the number of employees in the Systems Integration segment, partially offset by merit pay increases effective in March of 2007 and 2006 and a minimal increase in personnel in the Wireline segment. Employee benefits increased $232 as a result of an increase in health insurance costs due to a reduction of our estimate of health insurance expenses recognized in the first six months of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses increased $147 as a result of the increase in consolidated operating income. Subcontractor costs increased $285 primarily in the Systems Integration segment in the first quarter of 2007 to provide services to the large retail services customer prior to the contract expiration.

Consolidated operating income increased $2,860, to $12,032, for the first six months of 2007, from $9,172 in the same period of 2006. Operating income as a percentage of revenue increased to 15.9% in the first six months of 2007, compared to 11.2% in the same period of 2006.

Other income and expense was a net expense of $5,338 in the first six months of 2007, compared to a net expense of $5,405 for the same period in 2006. Interest expense decreased to $7,454 in the first six months of 2007, compared to $7,705 in the same period of 2006, as a result of reductions in debt and the lower interest rate margins as a result of the credit facility amendment in September 2006, partially offset by increases in short-term interest rates. Other income was $2,119 in 2007 compared to $2,517 in 2006. We recorded income of $588 in the first half of 2007 from proceeds of a key-person life insurance policy, in excess of the cash surrender

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

value, of which the Company was the named beneficiary. Other income included $584 of interest income and principal repayments collected in the first half of 2007 on the note received from the sale of assets of Conestoga Wireless compared to $1,761 of principal and interest received in the first half of 2006 due to the receipt of only one of six scheduled principal payments on the note during the first half of 2007. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet. The Company negotiated a six-month grace period ending July 31, 2007 on the monthly principal payments of the note receivable in exchange for a two-year extension of a telecommunication services contract with the note issuer. The Company is scheduled to receive principal payments of $1,500 on this note during the remainder of 2007 and has received the payment that was due August 1, 2007.

Income taxes were $1,765 in the first six months of 2007, compared to $902 for the same period in 2006. The effective income tax rate was 26.4% for the first six months of 2007, compared to 23.9% for the same period of the prior year. In the first six months of 2007, a permanent book to tax difference of $588 on the key-person life insurance gain resulted in a 2.5% reduction in the effective tax rate. The effective income tax rate of 23.9% for the second quarter of 2006 is substantially different than the federal statutory rate primarily due to the net effect of a 29.8% effective tax rate on net income excluding the intangible asset impairment loss, offset by a deferred tax benefit with a 41.5% effective tax rate on the intangible asset impairment loss.

Net income was $4,896, or $0.34 per share, in the first six months of 2007 compared to a net income of $2,528, or $0.18 per share, in the first six months of 2006. The primary reason for the increase in net income was the operating income increase of $2,860, partially offset by the increase in income taxes of $863.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Wireline Segment Results

	Three months ended June 30,
	2007	2006	Change	% Change
Revenues:
Local Telephone Service	$12,108	$11,925	$183	1.5
Network Access	11,060	12,198	(1,138)	(9.3)
Long Distance	5,257	5,367	(110)	(2.0)
Communication Services	5,699	4,761	938	19.7
Directory	1,233	4,623	(3,390)	(73.3)
Other	507	513	(6)	(1.2)

Total Revenues	35,864	39,387	(3,523)	(8.9)

Depreciation and Amortization	8,980	9,107	(127)	(1.4)
Other Operating Expenses	19,735	22,926	(3,191)	(13.9)

Total Operating Expenses	28,715	32,033	(3,318)	(10.4)

Operating Income	$7,149	$7,354	$(205)	(2.8)

Customer Connections at June 30
RLEC Access Lines	127,278	132,010	(4,732)	(3.6)
CLEC Access Lines	44,891	41,599	3,292	7.9
DSL/High-Speed Internet	34,078	26,914	7,164	26.6
Dial-up Access	4,425	6,560	(2,135)	(32.5)
Video	6,765	6,300	465	7.4
Web-hosting	989	931	58	6.2

Total	218,426	214,314	4,112	1.9

Wireline segment revenues decreased $3,523, or 8.9%, to $35,864 in the three months ended June 30, 2007, from $39,387 in the three months ended June 30, 2006. Local telephone service revenue increased $183 primarily from increased local private network revenue of $190 due to additional circuits in service and increased custom calling feature revenues, partially offset by the effect of the decline in access lines. Network access revenue decreased $1,138, primarily due to lower NECA settlements of $1,795, partially offset by increased intrastate access revenue of $440 due to increased minutes of use and a $294 revenue reduction due to a billing adjustment correction recognized in the second quarter of 2006. Long distance toll revenues decreased $219 due to a reduction in the average rate per minute of use while long distance circuit revenue increased $109. Communication services revenue increased $938 primarily from additional DSL/high-speed Internet revenue of $883 attributable to subscriber growth and increased video revenue of $76 due to additional subscribers and increased rates, partially offset by a reduction in dial-up Internet revenue of $122. Directory revenue decreased $3,390 primarily as the result of three of our four directories being published under a contract which became effective in the fourth quarter of 2006.

Wireline operating expenses decreased $3,318, or 10.4%, to $28,715 in the second quarter of 2007, from $32,033 in the same period of the prior year. Directory expense decreased $3,092, primarily as the result of three of our four directories being published under a contract which became effective in the fourth quarter of 2006. Consulting fees decreased $285 primarily due to expenses incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

communication facility maintenance support. Leased communications facilities expense decreased $296 primarily due to a one-time vendor billing charge of $248 for fiber circuits in May 2006. Depreciation and amortization expense decreased $127 due to certain assets becoming fully depreciated. Wages increased $212 primarily due to merit pay increases that became effective March 19, 2007 and a minimal increase in personnel. Employee benefits increased $121 as a result of the increase in wages and an increase in health insurance costs due to a reduction of our estimate of health insurance expenses recognized in the second quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Corporate overhead expenses increased $142 as a result of the increase in allocation of corporate overhead expenses to this segment.

	Six months ended June 30,
	2007	2006	Change	% Change
Revenues:
Local Telephone Service	$24,174	$23,863	$311	1.3
Network Access	22,259	24,057	(1,798)	(7.5)
Long Distance	10,580	10,888	(308)	(2.8)
Communication Services	11,193	9,377	1,816	19.4
Directory	2,790	8,649	(5,859)	(67.7)
Other	1,095	1,002	93	9.3

Total Revenues	72,091	77,836	(5,745)	(7.4)

Depreciation and Amortization	18,172	18,171	1	0.0
Other Operating Expenses	40,124	45,663	(5,539)	(12.1)

Total Operating Expenses	58,296	63,834	(5,538)	(8.7)

Operating Income	$13,795	$14,002	$(207)	(1.5)

Customer Connections at June 30
RLEC Access Lines	127,278	132,010	(4,732)	(3.6)
CLEC Access Lines	44,891	41,599	3,292	7.9
DSL/High-Speed Internet	34,078	26,914	7,164	26.6
Dial-up Access	4,425	6,560	(2,135)	(32.5)
Video	6,765	6,300	465	7.4
Web-hosting	989	931	58	6.2

Total	218,426	214,314	4,112	1.9

Wireline segment revenues decreased $5,745, or 7.4%, to $72,091 in the six months ended June 30, 2007, from $77,836 in the six months ended June 30, 2006. Local telephone service revenue increased $311 primarily from increased local private network revenue of $387 due to additional circuits in service and increased custom calling feature revenues, partially offset by the effect of the decline in access lines. Network access revenue decreased $1,798, primarily due to lower NECA settlements of $2,485, partially offset by increased special access revenue of $241 and increased intrastate access revenue of $423 due to increased minutes of use and a $294 revenue reduction due to a billing adjustment correction recognized in the second quarter of 2006. Long distance toll revenues decreased $465 due to a reduction in the average rate per minute of use while long distance circuit revenue increased $157. Communication services revenue increased $1,816 primarily from additional DSL/high-speed Internet revenue of $1,718 attributable to subscriber growth and increased video revenue of $156 due to additional subscribers and increased rates, partially offset by a

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

reduction in dial-up Internet revenue of $244. Directory revenue decreased $5,859 primarily as the result of three of our four directories being published under a contract which became effective in the fourth quarter of 2006.

Wireline operating expenses decreased $5,538, or 8.7%, to $58,296 in the first six months ended June 30, 2007, from $63,834 in the same period of the prior year. Directory expense decreased $5,436 primarily as the result of three of our four directories being published under a contract which became effective in the fourth quarter of 2006. Consulting fees decreased $446 primarily due to expenses incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Advertising expense decreased $145 primarily related to Internet services. Leased communications facilities expense decreased $296 primarily due to a one-time vendor billing charge of $248 for fiber circuits in May 2006. Other operating taxes decreased $154 primarily from a sales tax refund. Wages increased $522 primarily due to merit pay increases that became effective in March 2007 and 2006 and a minimal increase in personnel. Employee benefits increased $441 as a result of the increase in wages and an increase in health insurance costs due to a reduction of our estimate of health insurance expenses recognized in the second quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses increased $153 due to increases in consolidated operating income.

The effect of the July 2006 and 2007 changes in NECA average schedule settlement formulas on the Wireline segment are more fully described in the section entitled Business Risks in Part 1, Item 2 of this Form 10-Q.

On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates. The effect of this order on our Wireline segment is more fully described in the section entitled Business Risks in Part 1, Item 2 of this Form 10-Q.

In addition, the PA PUC approved our request to increase local service rates effective July 1, 2007, in accordance with our Chapter 30 Plan. The effect of these changes on the Wireline segment is more fully described in the section entitled Business Risks in Part 1, Item 2 of this Form 10-Q.

In July 2007, we revised the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties. We estimate that, as a result of the implementation of the new depreciation rates and based on the assets in service at June 30, 2007, monthly depreciation expense in the Wireline segment will decline by approximately $354.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Systems Integration Segment Results

	Three months ended June 30,
	2007	2006	Change	% Change
Revenues	$967	$1,596	$(629)	(39.4)

Depreciation and Amortization	48	197	(149)	(75.6)
Intangible Asset Impairment	—	1,892	(1,892)	(100.0)
Other Operating Expenses	1,365	2,445	(1,080)	(44.2)

Total Operating Expenses	1,413	4,534	(3,121)	(68.8)

Operating Loss	$(446)	$(2,938)	$2,492	(84.8)

Systems Integration segment revenues decreased $629, or 39.4%, to $967 in the three months ended June 30, 2007, from $1,596 in the three months ended June 30, 2006. Communications services revenue decreased $715 primarily due to the expiration of a contract with a large retail services customer on March 31, 2007. Communication products sold increased $86 due to increased computer equipment sales.

Operating expenses for the Systems Integration segment decreased $3,121, or 68.8%, to $1,413 in the second quarter of 2007, from $4,534 in the same period of 2006 primarily due to the expiration of a contract with a large retail services customer and the intangible asset impairment of $1,892 recognized in the second quarter of last year. Labor, benefits and vehicle expenses decreased $506, $133 and $72, respectively, due to the contract expiration. Short-term incentive plan expense decreased $78. Gain on sales of equipment increased $60 due to the disposition of equipment that was used in providing services to the large retail services customer. Depreciation and amortization decreased $149 due to equipment disposals as a result of the contract expiration and certain intangible assets becoming fully amortized in the prior year. Corporate overhead expenses decreased $130 as a result of the reduction in allocation of corporate overhead expenses to this segment.

	Six months ended June 30,
	2007	2006	Change	% Change
Revenues	$2,751	$3,024	$(273)	(9.0)

Depreciation and Amortization	177	402	(225)	(56.0)
Intangible Asset Impairment	—	1,892	(1,892)	(100.0)
Other Operating Expenses	3,932	5,165	(1,233)	(23.9)

Total Operating Expenses	4,109	7,459	(3,350)	(44.9)

Operating Loss	$(1,358)	$(4,435)	$3,077	(69.4)

Systems Integration segment revenues decreased $273, or 9.0%, to $2,751 in the six months ended June 30, 2007, from $3,024 in the six months ended June 30, 2006. Communications services revenue decreased $440 primarily due to the expiration of a contract with a large retail services customer on March 31, 2007. Communication products sold increased $167 due to increased computer equipment and data cabling sales.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating expenses for the Systems Integration segment decreased $3,350, or 44.9%, to $4,109 in the six months ended June 30, 2007, from $7,459 in the same period of 2006 primarily due to the expiration of a contract with a large retail services customer and the intangible asset impairment of $1,892 recognized in the second quarter of last year. Labor, benefits and vehicle expenses decreased $626, $193 and $66, respectively, due to the contract expiration. Gain on sales of equipment increased $67 due to the disposition of equipment that was used in providing services to the large retail services customer. Rent expense decreased $120 due to a reduction in office space. Depreciation and amortization decreased $225 due to equipment disposals as a result of the contract expiration and certain intangible assets becoming fully amortized in the prior year. Corporate overhead expenses decreased $210 as a result of the reduction in allocation of corporate overhead expenses to this segment. Subcontractor expenses increased $157 primarily to provide services in the first quarter of 2007 to the large retail services customer prior to the contract expiration.

On March 31, 2007, a contract with a retail services customer expired. As a result of the expiration of this contract, Systems Integration revenue is expected to decline, based on 2006 levels, approximately $1,400 in the last six months of 2007 and $2,800 in 2008. The effect on operating income (loss) is expected to be minimal.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $1,013 tax benefit, consisting of an $840 decrease in goodwill and a $173 increase in retained earnings, and also recognized $266 of interest income.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$16,903	$14,502
Investing activities	(4,124)	(13,679)
Financing activities	(9,333)	(8,358)

	$3,446	$(7,535)

Net cash provided by operating activities was $16,903 in the six months ended June 30, 2007, compared with $14,502 in the same period of 2006. The primary reason for the increase in cash flow from operating activities was a $2,530 reduction in income tax payments in the six months ended June 30, 2007 compared to the same period of 2006 as a result of a $3,100 tax payment in the first quarter of 2006 for the 2005 tax year.

Net cash used in investing activities was $4,124 in the six months ended June 30, 2007, compared with net cash used of $13,679 in the same period of 2006 due mainly to the Company selling its short-term investments and investing most of the proceeds in United States Treasury notes with maturity dates of less than 90 days and life insurance proceeds of $1,000. Capital additions in the first six months of 2007 were primarily for information technology upgrades of approximately $2,600, communications network enhancements of approximately $4,600 and outside plant additions totaling approximately $3,900. In the first six months of 2007, we collected $679 of principal on notes receivable compared to $1,375 received in the same period of 2006 due to the receipt of only one of six scheduled principal payments on the Keystone Note during the first six months of 2007. The Company negotiated the terms of a grace period until July 31, 2007 on the monthly principal payments of the note receivable in exchange for a two-year extension of a telecommunications contract with the note issuer. The Company is scheduled to receive principal payments of $1,500 on this note during the remainder of 2007 and has received the payment that was due August 1, 2007. In the six months ended June 30, 2007, we purchased short-term investments of $3,187 and sold short-term investments of $9,946 with no similar transactions in the same period of 2006. We also acquired a customer list intangible asset for $606 in 2007.

Net cash used in financing activities was $9,333 in the six months ended June 30, 2007, compared with $8,358 of net cash used in the same period of 2006. In the first six months of 2007, payment of dividends of $3,426 was a slight increase in use of funds from dividends paid in the same period of 2006 as a result of an increase in shares outstanding. Long-term debt payments were $6,033 in the six months ended June 30, 2007, including voluntary prepayments of $2,500. Scheduled repayments of long-term debt totaled $5,026 for the first six months of 2006.

External Sources of Capital at June 30, 2007

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

As of June 30, 2007, our credit facility consists of Term Loan A (a single draw senior term loan with a remaining balance of $31,365), Term Loan B (a single draw senior term loan with a remaining balance of $141,885), secured term loans (single draw loans with a remaining balance of $26,250) and a senior revolving credit facility, with a total availability of $25,000 ($25,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

Term Loan A requires interest payments with $500 quarterly principal payments, which continue through the first quarter of 2011, and one final principal payment in the second quarter of 2011. Term Loan B requires interest payments with $375 quarterly principal payments, which continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at the U.S. prime rate plus 0.50% to 1.00% or at LIBOR rates plus 1.50% to 2.00% based on our leverage ratio. Term Loan B bears interest at our option at either the U.S. prime rate plus 0.75% or a LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. A commitment fee of 0.25% must be paid on the unused portion of the revolving credit facility. The Secured Term Loans bear interest at a fixed rate of 9.0% and require equal quarterly principal payments through the fourth quarter of 2014.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of June 30, 2007, we had no other unsecured lines of credit. As of June 30, 2007, $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 51.5% at June 30, 2007 from 52.5% at December 31, 2006 due to our long-term debt principal repayments and increase in shareholders’ equity.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2007, other than for operations, include capital expenditures, scheduled principal payments on our long-term debt, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On July 26, 2007, we declared a quarterly common stock dividend of $0.125 per share payable on September 15, 2007, to holders of record on September 1, 2007. We expect that this dividend will result in an aggregate payment of approximately $1,803. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

D&E has a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites. When D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”), under which Keystone Wireless purchased assets from D&E and assumed responsibility for leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of June 30, 2007 is $8,656. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of June 30, 2007, D&E has recorded a liability for the lease guarantees of $3,200. In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E, received in connection with the sale of the assets to Keystone Wireless. Upon such default, the entire remaining balance of the note, which was $5,200 as of June 30, 2007 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. D&E will recognize release from risk for the guarantee upon expiration or settlement of the guarantee.

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

We receive a portion of our interstate access revenues in our RLEC companies from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we record the amount of such a reduction or increase as an adjustment to our earnings. During the first six months of 2007 and 2006, we have increased revenue by $225 and $677, respectively, as a result of our participation in these pools.

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

The Company performed its annual impairment test as of April 30, 2007. Based on the results of management’s assessment, no impairment of goodwill and indefinite-lived intangible assets was deemed necessary. Significant judgment is required to determine the fair value of reporting units, the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit. If forecasts and assumptions used in the assessment analysis change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Management’s judgment is required in determining the provision for current income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. A valuation allowance is established for any deferred tax asset that we may not be able to realize in the preparation and filing of our future tax returns. We have recorded a valuation allowance due to uncertainties related to the ability to utilize some of the deferred tax assets associated with state net operating loss carryovers.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of June 30, 2007, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans (fixed to October 2014)	$26,250	9.00%	$27,829
Senior Secured Term Loans (fixed to September 2009 through an interest rate swap)	50,000	7.16%	50,000

	76,250	7.79%	77,829
Subject to interest rate fluctuations:
Senior Secured Term Loans	123,250	7.13%	123,250

Total	$199,500	7.38%	$201,079

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $616 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $616 for each 50 basis point decrease in rates.

In June 2007, we entered into an interest rate swap agreement with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under this interest rate swap contract, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of June 30, 2007, our interest rate swap agreements were as follows:

Term of Swap	Notional Amount	Pay Rate	Average Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	7.11%	$170

On July 30, 2007, we entered into an interest rate swap agreement with a notional amount of $25,000, a pay rate of 6.81% and an average received rate of 7.08%. The agreement matures in September 2009.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on April 26, 2007.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the two matters voted upon at the 2007 Annual Meeting were as follows:

(1)	Election of the three directors to hold office for a three-year term to expire in 2010.

Director	For	Withheld
Paul W. Brubaker	11,258,072	511,313
Hugh G. Courtney	11,432,785	336,600
Steven B. Silverman	10,806,231	963,154

(2)	Ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as independent auditors in 2007.

For	Against	Abstain
11,706,703	52,176	10,506

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

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

Date: August 7, 2007

	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: August 7, 2007

	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President,
Chief Financial Officer and Treasurer