Form 10-Q
period 2007-09-30
D&E COMMUNICATIONS INC
filed 2007-11-06
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2007
Common Stock, par value $0.16 per share	14,441,047 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES
Communication services	$36,503	$39,221	$109,370	$118,457
Communication products	1,085	711	2,245	1,672
Other	622	692	2,160	2,142

Total operating revenues	38,210	40,624	113,775	122,271

OPERATING EXPENSES
Communication services (exclusive of depreciation and amortization below)	12,037	15,671	37,175	46,801
Cost of communication products	866	625	1,806	1,428
Depreciation and amortization	7,678	9,536	26,396	28,489
Marketing and customer services	3,614	3,528	10,498	10,177
General and administrative services	5,469	5,093	17,322	18,141
Intangible asset impairment	—	—	—	1,892

Total operating expenses	29,664	34,453	93,197	106,928

Operating income	8,546	6,171	20,578	15,343

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	—	(21)	(3)	(238)
Interest expense, net of interest capitalized	(3,745)	(3,832)	(11,199)	(11,537)
Loss on early extinguishment of debt	—	(1,094)	—	(1,094)
Other, net	962	1,038	3,081	3,555

Total other income (expense)	(2,783)	(3,909)	(8,121)	(9,314)

Income from continuing operations before income taxes and dividends on utility preferred stock	5,763	2,262	12,457	6,029
INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	1,992	594	3,757	1,496
Dividends on utility preferred stock	16	16	49	49

Total income taxes and dividends on utility preferred stock	2,008	610	3,806	1,545

Income from continuing operations	3,755	1,652	8,651	4,484
DISCONTINUED OPERATIONS:
Loss from operations of Voice Systems Business, net of income tax benefit of ($32) and ($271)	—	(51)	—	(355)
Loss on sale of Voice Systems Business, net of income taxes of $85 and $85	—	(870)	—	(870)

Loss from discontinued operations	—	(921)	—	(1,225)

NET INCOME	$3,755	$731	$8,651	$3,259

Weighted average common shares outstanding (basic)	14,434	14,377	14,416	14,362
Weighted average common shares outstanding (diluted)	14,509	14,444	14,486	14,425

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Earnings per common share-continuing operations	$0.26	$0.11	$0.60	$0.31
Earnings per common share-discontinued operations	—	(0.06)	—	(0.08)

	$0.26	$0.05	$0.60	$0.23

Dividends per common share	$0.13	$0.13	$0.38	$0.38

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,866	$3,101
Short-term investments	—	7,746
Accounts and notes receivable, net of reserves of $615 and $609	15,996	16,037
Inventories, lower of cost or market, at average cost	2,470	2,704
Prepaid expenses	4,662	3,310
Other	2,372	1,150

TOTAL CURRENT ASSETS	36,366	34,048

PROPERTY, PLANT AND EQUIPMENT
In service	392,530	380,630
Under construction	6,340	5,504

	398,870	386,134
Less accumulated depreciation	232,855	214,722

	166,015	171,412

OTHER ASSETS
Goodwill	142,802	143,667
Intangible assets, net of accumulated amortization	149,702	153,072
Other	7,743	8,375

	300,247	305,114

TOTAL ASSETS	$502,628	$510,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,069	$7,066
Accounts payable and accrued liabilities	14,684	13,654
Accrued taxes	179	195
Accrued interest and dividends	826	1,149
Advance billings, customer deposits and other	5,159	4,880

TOTAL CURRENT LIABILITIES	27,917	26,944

LONG-TERM DEBT	191,398	199,950

OTHER LIABILITIES
Deferred income taxes	71,698	74,849
Other	21,725	21,806

	93,423	96,655

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares 100,000
Outstanding shares: 14,441 at September 30, 2007 and 14,399 at December 31, 2006	2,570	2,563
Additional paid-in capital	162,838	162,010
Accumulated other comprehensive income (loss)	(6,351)	(5,028)
Retained earnings	48,052	44,651
Treasury stock at cost, 1,644 shares at September 30, 2007 and 1,640 shares at December 31, 2006	(18,665)	(18,617)

	188,444	185,579

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,628	$510,574

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,651	$3,259
Loss from discontinued operations	—	1,225

Income from continuing operations	8,651	4,484
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	26,396	28,489
Bad debt expense	640	434
Deferred income taxes	(3,322)	(4,886)
Equity in net losses of affiliates	3	238
Gain from cash recovery of note receivable	(900)	(2,125)
Gain from life insurance proceeds	(588)	—
Intangible asset impairment	—	1,892
Stock-based compensation expense	259	230
(Gain) loss on retirement of property, plant and equipment	(115)	166
Loss on early extinguishment of debt	—	1,094
Changes in operating assets and liabilities:
Accounts receivable	(599)	1,002
Inventories	234	(32)
Prepaid expenses	(1,283)	1,465
Accounts payable and accrued liabilities	950	(741)
Accrued taxes and accrued interest	(333)	(1,383)
Advance billings, customer deposits and other	280	(4,369)
Other, net	(1,587)	(1,399)

Net Cash Provided by Operating Activities from Continuing Operations	28,686	24,559

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of proceeds from sales	(16,822)	(19,783)
Collection of note receivable	1,279	2,125
Proceeds from sale of investment	10,933	—
Purchase of short-term investments	(3,187)	—
Life insurance proceeds	1,000	—
Increase in investments and advances to affiliates	—	(390)
Acquisition of customer list intangible asset	(606)	—

Net Cash Used In Investing Activities of Continuing Operations	(7,403)	(18,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(5,155)	(5,129)
Payments on long-term debt	(8,549)	(188,291)
Proceeds from long-term debt financing	—	180,750
Payment of debt issuance costs	—	(384)
Proceeds from interest rate swap terminations	—	1,064
Proceeds from issuance of common stock and stock options exercised	183	135
Excess tax benefits from stock compensation plans	51	—
Purchase of treasury stock	(48)	—

Net Cash Used In Financing Activities of Continuing Operations	(13,518)	(11,855)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	7,765	(5,344)

CASH USED IN DISCONTINUED OPERATIONS
Cash provided by operating activities of discontinued operations	—	195
Cash used in investing activities of discontinued operations	—	(212)

Net Cash Used In Discontinued Operations	—	(17)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,765	(5,361)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	3,101	10,325

END OF PERIOD	$10,866	$4,964

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007		2006
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,039	$2,563	15,985	$2,554
Common stock issued for Employee Stock Purchase, Long-Term
Incentive, Dividend Reinvestment, Stock Compensation
Plan and Policy for Non-Employee Directors	38	6	40	6
Common stock issued for stock options exercised	8	1	—	—

Balance at September 30	16,085	2,570	16,025	2,560

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		162,010		160,924
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		742		824
Common stock issued for stock options exercised		86		—

Balance at September 30		162,838		161,748

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,028)		(5,598)
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(236)		(9)
Defined benefit plans, net of tax		(480)		1,802
Unrealized gain (loss) on derivative financial instruments, net of tax		(607)		95

Balance at September 30		(6,351)		(3,710)

RETAINED EARNINGS
Balance at beginning of year		44,651		45,083
Adjustment to adopt FIN 48		173		—
Net income		8,651		3,259
Dividends on common stock: $0.38 per share for each period		(5,423)		(5,377)

Balance at September 30		48,052		42,965

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)
Treasury stock acquired	(4)	(48)	—	—

Balance at September 30	(1,644)	(18,665)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,441	$188,444	14,385	$184,946

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
COMPREHENSIVE INCOME (LOSS)
Net income	$3,755	$731	$8,651	$3,259
Reclassification adjustment for realized gain on derivative financial instruments, net of income taxes of ($46), ($8), ($168) and ($8)	(65)	(9)	(236)	(9)
Defined benefit plans, net of income taxes of ($603), $1,279, ($341) and $1,279	(849)	1,802	(480)	1,802
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($360), ($536), ($430) and $67	(507)	(754)	(607)	95

Total comprehensive income	$2,334	$1,770	$7,328	$5,147

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

Effective January 1, 2007, the Company reorganized its internal management reporting in order to better align it with the current management structure. Based on the similar nature of services and products, operating processes and service delivery methods, the rural local exchange carrier (“RLEC”), competitive local exchange carrier (“CLEC”), Internet services and video operations are managed as one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units continue as distinct, reportable business segments. Segment information reported for the prior year has been recast to conform to the current year presentation, including the recasting of certain inter-company transactions.

On September 29, 2006, D&E completed the sale of assets of the commercial voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (see Note 6). The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations.

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ended December 31, 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using a composite group remaining life method and straight-line composite rates for the regulated telephone property of the Wireline segment and the straight-line method of depreciation for other depreciable property. Use of the composite group remaining life method requires the periodic revision of estimated useful lives. Such revisions are based on fixed asset retirement activity, and often require related estimates and assumptions. In July 2007, D&E revised the estimated useful lives of certain fixed assets to update its composite rates for certain regulated telephone property. A majority of the revisions were to increase the estimated lives of the assets. This change resulted in lower depreciation expense of approximately $944 ($614, or $0.04 per share after tax) in the quarter ended September 30, 2007. The estimated useful lives on the majority of property, plant and equipment after the revisions are 5 to 39 years for buildings, 5 to 18 years for digital switching equipment, 6 to 62 years for outside plant facilities and 3 to 33 years for other equipment. Prior to the revisions, the estimated useful lives on the majority of property, plant and equipment were 5 to 34 years for buildings, 5 to 18 years for digital switching equipment, 7 to 61 years for outside plant facilities and 3 to 39 years for other equipment.

Pension Adjustment

Management has concluded that an error in the actuarial valuation used to estimate the Company’s pension expense resulted in an understatement of pension expense, understatement of pension liability and overstatement of accumulated other comprehensive income (loss) in fiscal years 2006 and 2005. In 2006 and 2005, pension expense was understated by $374 and $189, respectively. In the six months ended June 30, 2007, pension expense was overstated by $26. The cumulative effect of the misstatement increased operating expense (decreased operating income) by $537 and reduced net income by $315, or $0.02 per share, in the quarter ended September 30, 2007, increased other liabilities by $2,347 as of September 30, 2007 and decreased accumulated other comprehensive income (loss) by $1,025, net of tax, as of September 30, 2007. The Company has concluded that the amount of the misstatement is not material to the financial statements of any previous period. Accordingly, the cumulative effect of the misstatement has been recognized as an increase in operating expense (reduction in operating income) in the statement of operations for the three and nine months ended September 30, 2007, and an increase in other liabilities and decrease in other comprehensive income (loss) in the statement of financial position as of September 30, 2007. The effect of the misstatement on specific operating expense line items was to increase communication service expenses $272, marketing and customer services $142 and general and administrative services $123 for the three and nine months ended September 30, 2007. The cumulative effect of the misstatement is not material with respect to the estimated net income for the year ended December 31, 2007 or to the trend of earnings.

2.	Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $1,013 tax benefit, consisting of an $840 decrease in goodwill and a $173 increase in retained earnings. The increase in retained earnings consisted of the recognition of an interest receivable of $266 net of taxes of $93. See Note 10 for additional information on the adoption of FIN 48.

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

3.	Cash Flow Information

Cash paid for income taxes and interest expense for the nine months ended September 30, 2007 and 2006 was as follows:

	2007	2006
Income taxes	$6,150	$8,730
Interest expense	11,560	11,861

In January 2006, D&E entered into a capital lease obligation for equipment in the amount of $1,573. In September 2006, D&E sold assets of the commercial voice equipment and service operations of the Systems Integration segment in exchange for a note receivable of $2,500, with a fair value of $2,400, and a 10% equity investment valued at $350 (see Note 6.)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

4.	Investments in and Advances to Affiliated Companies

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

The summarized results of the operations of EuroTel were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$—
Net loss	—	(62)	(10)	(714)
D&E’s share of loss	—	(21)	(3)	(238)

5.	Intangible Assets

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	September 30, 2007	December 31, 2006
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	74,606	74,000
Accumulated amortization	(30,532)	(26,556)

Net intangible assets	$149,702	$153,072

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the Wireline segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and nine months ended September 30, 2007 and 2006 was $1,325, $1,321, $3,976 and $4,078, respectively.

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

The Company has not received the scheduled principal or interest payments from eComm on the note receivable since July 1, 2007. The eComm note receivable as of September 30, 2007 was $2,121, of which $227 was past due. Based on the results of management’s assessment, there was no reserve recognized on the note receivable during the quarter or nine months ended September 30, 2007. The Company continually evaluates whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The results of operations of the Voice Systems Business are reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Summarized income statement information for the discontinued operations of the Voice Systems Business are as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenue	$2,491	$7,005

Depreciation and amortization	112	397
Other operating expenses	2,462	6,751
Intangible asset impairment	—	483

Total operating expenses	2,574	7,631

Operating loss	(83)	(626)
Income tax (benefit)	(32)	(271)

Loss from discontinued operations, net of income tax benefit	$(51)	$(355)

7.	Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	September 30, 2007 Average Interest Rate	Maturity	September 30, 2007	December 31, 2006
Senior Secured Term Loan A	6.96%	2011	$30,730	$33,980
Senior Secured Term Loan B	6.99%	2011	140,895	143,520
Secured Term Loan	9.00%	2014	14,500	16,000
Secured Term Loan	9.00%	2014	10,875	12,000
Capital lease obligation			1,467	1,516

			198,467	207,016
Less current maturities			7,069	7,066

Total long-term debt			$191,398	$199,950

In the nine months ended September 30, 2007, D&E made voluntary principal prepayments of $3,250, of which $1,750 and $1,500 was applied to Term Loan A and Term Loan B, respectively, according to the terms of the credit facility.

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

At September 30, 2007, the Company had interest rate swap agreements with a total notional amount of $75,000 and maturity dates in September 2009. The Company did not have any interest rate swap agreements at December 31, 2006. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of September 30, 2007, the fair value of the derivative was recorded as a long-term liability of $1,037. An unrealized net loss of $1,037 ($607 net of tax) at September 30, 2007 related to the interest rate swap was included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

9.	Commitments and Contingencies

D&E has a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites. When D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”), under which Keystone Wireless purchased assets from D&E and assumed the responsibility for leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continues to guarantee the wireless tower site lease payments, which cover a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee is a continuing guarantee

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

provided on an individual tower site basis. The lease payments start at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could be required to make under the guarantee as of September 30, 2007 is $8,171. The majority of these tower site leases and our guarantee will expire between 2011 and 2013. As of September 30, 2007, D&E has recorded a liability for the lease guarantees of $3,200. D&E will adjust the lease guarantee liability upon a change in management’s estimate of the fair value of the guarantee or the expiration or settlement of the guarantee.

In the event that D&E is required to pay in excess of $100 to Crown under D&E’s guarantee of the wireless tower site lease payments, a default would occur on Keystone Wireless’ note payable to D&E received in connection with the sale of assets to Keystone Wireless. Upon such default, the entire remaining balance of the note, which was $4,600 as of September 30, 2007 and fully reserved on the balance sheet, would be immediately due and payable, and D&E could exercise its rights and remedies as the holder of a second lien security interest in all of the assets of Keystone Wireless. The Company recognizes income upon collection of the principal and interest from Keystone Wireless as the note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flow prior to its sale. Therefore, the note receivable has been fully reserved on the Company’s balance sheet. During the three and nine months ended September 30, 2007 and 2006, the Company recognized other income of $735, $931, $1,318 and $2,692, respectively, from principal and interest payments collected on the note receivable.

10.	Income Taxes

Uncertain Tax Positions

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2001.

As discussed in Note 2, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a $1,013 tax benefit, consisting of an $840 decrease in goodwill (related to an item in an acquired entity’s tax return in a year prior to the merger) and a $173 increase in retained earnings. The increase in retained earnings consisted of the recognition of an interest receivable of $266 net of taxes of $93. The amount of unrecognized tax benefits as of January 1, 2007 was $3,039, which included interest income of $519. The entire amount of unrecognized tax benefits pertains to a refund claim relating to an acquired entity’s tax return in a year prior to the merger; therefore, if the tax position is sustained the tax effect would be applied to goodwill. The Company anticipates it is reasonably possible the refund claim will be settled within twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ending September 30, 2007, the Company recognized $68 of interest income in income tax expense resulting in accrued interest income of $334 at September 30, 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

11.	Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. There were no options to purchase shares excluded from the computation of earnings per share assuming dilution in the three and nine months ended September 30, 2007. Options to purchase 55,104 shares for the three and nine months ended September 30, 2006, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

The following table shows how earnings per share were computed for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$3,755	$1,652	$8,651	$4,484
Loss from discontinued operations	—	(921)	—	(1,225)

Net income	$3,755	$731	$8,651	$3,259

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,434	14,377	14,416	14,362

Income from continuing operations	$0.26	$0.11	$0.60	$0.31
Loss from discontinued operations	—	(0.06)	—	(0.08)

Net income per common share	$0.26	$0.05	$0.60	$0.23

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,434	14,377	14,416	14,362
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	75	67	70	63

Adjusted weighted average shares outstanding (thousands)	14,509	14,444	14,486	14,425

Income from continuing operations	$0.26	$0.11	$0.60	$0.31
Loss from discontinued operations	—	(0.06)	—	(0.08)

Net income per common share	$0.26	$0.05	$0.60	$0.23

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

12.	Stock-Based Compensation

Stock Options

The grant-date fair value of 62,900 stock options awarded in the nine months ended September 30, 2007 was $4.28, which was estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	3.86%
Expected life	6 Years
Expected volatility	45.00%
Risk-free interest rate	4.61%

There were no stock option grants in the nine months ended September 30, 2006. There were forfeitures of 6,000 stock option grants in the nine months ended September 30, 2007. There were a total of 213,452 stock options exercisable with a weighted-average exercise price of $10.10 at September 30, 2007. The weighted average remaining contractual term was approximately 4.6 years for stock options outstanding as of September 30, 2007. The total intrinsic value was approximately $978 for stock options outstanding as of September 30, 2007.

Compensation expense related to stock options in the three and nine months ended September 30, 2007 was $20 and $61, respectively. The related tax benefits were $8 and $25 for the three and nine months ended September 30, 2007, respectively. There was no compensation expense related to stock option grants in the nine months ended September 30, 2006.

Performance Restricted Shares

During the nine months ended September 30, 2007 and 2006, 20,000 and 36,700 common shares, respectively, were granted as performance restricted shares with performance conditions. There were forfeitures of 9,266 performance restricted shares in the nine months ended September 30, 2007. The service period for the grants is three years. During the performance period, each performance restricted share is equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares.

The fair value of non-vested performance restricted shares recognized as compensation expense in the three and nine months ended September 30, 2007 and 2006 was $73, $69, $189 and $202, respectively. The related tax benefits for the three and nine months ended September 30, 2007 and 2006 were $30, $29, $79 and $84, respectively.

In the second and third quarter of 2007, the performance goals for 7,500 performance restricted shares were met. The remaining expense recognized in the three and nine months ended September 30, 2007 was $2 and $6, respectively. The related tax benefits for three and nine months ended September 30, 2007 were $1 and $2, respectively. The performance restricted shares plus dividend equivalents were converted to shares of common stock in July 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

Fully Vested Shares

During the nine months ended September 30, 2007 and 2006, there were 219 and 3,100 fully vested shares of common stock, respectively, issued to employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the nine months ended September 30, 2007 and 2006 was $3 and $28, respectively, and the related tax benefits were $1 and $11, respectively.

13.	Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$429	$551	$—	$2
Interest cost	1,228	921	46	40
Expected return on plan assets	(920)	(799)	(8)	(7)
Amortization of prior service cost	(48)	(29)	(41)	(41)
Amortization of net loss	702	307	29	21
Curtailment gain	—	(116)	—	—

Net periodic benefit cost	$1,391	$835	$26	$15

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$1,248	$1,719	$1	$6
Interest cost	3,213	2,779	138	120
Expected return on plan assets	(2,758)	(2,503)	(24)	(21)
Amortization of prior service cost	(111)	(63)	(122)	(123)
Amortization of net loss	1,417	1,023	88	61
Curtailment gain	—	(116)	—	—
Special termination benefits	—	—	—	112

Net periodic benefit cost	$3,009	$2,839	$81	$155

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The net periodic benefit cost is reported in the condensed consolidated statements of operations as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2007	2006	2007	2006
Continuing operations	$1,391	$877	$26	$13
Discontinued operations	—	(42)	—	2

Net periodic benefit cost	$1,391	$835	$26	$15

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2007	2006	2007	2006
Continuing operations	$3,009	$2,658	$81	$138
Discontinued operations	—	181	—	17

Net periodic benefit cost	$3,009	$2,839	$81	$155

During the nine months ended September 30, 2007, D&E contributed $4,800 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates that no additional contributions to its defined benefit plans will be made during the remainder of 2007.

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

During the third quarter of 2007, management concluded that an error in the actuarial valuation used to estimate the Company’s pension expense resulted in an understatement of pension expense, understatement of pension liability and overstatement of accumulated other comprehensive income (loss) in fiscal years 2006 and 2005. The cumulative effect of the misstatement is described in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

14.	Business Segment Data

D&E’s business segments are: Wireline, Systems Integration and Corporate and Other. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss).

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006	2007	2006
Segment
Wireline	$36,398	$38,472	$4	$1	$9,190	$7,282
Systems Integration	1,427	1,773	—	—	(459)	(989)
Corporate and Other	385	379	—	—	(185)	(122)
Eliminations	—	—	(4)	(1)	—	—

Total	$38,210	$40,624	$—	$—	$8,546	$6,171

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006	2007	2006
Segment
Wireline	$108,477	$116,306	$16	$3	$22,985	$21,284
Systems Integration	4,178	4,793	—	4	(1,817)	(5,424)
Corporate and Other	1,120	1,172	—	—	(590)	(517)
Eliminations	—	—	(16)	(7)	—	—

Total	$113,775	$122,271	$—	$—	$20,578	$15,343

	Segment Assets
	September 30, 2007	December 31, 2006
Segment
Wireline	$492,072	$495,721
Systems Integration	7,645	10,628
Corporate and Other	447,113	440,430
Eliminations	(444,202)	(436,205)

Total	$502,628	$510,574

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating income from reportable segments	$8,731	$6,293	$21,168	$15,860
Corporate and other operating loss	(185)	(122)	(590)	(517)
Equity in net losses of affiliates	—	(21)	(3)	(238)
Interest expense	(3,745)	(3,832)	(11,199)	(11,537)
Loss on early extinguishment of debt	—	(1,094)	—	(1,094)
Other, net	962	1,038	3,081	3,555

Income from continuing operations before income taxes and dividends on utility preferred stock	$5,763	$2,262	$12,457	$6,029

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

Our Wireline segment provides broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. This segment includes three RLECs, providing services in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania. This segment also includes a CLEC, providing services in the Lancaster, Reading, Harrisburg, State College, Pottstown, Williamsport and Altoona, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our Wireline customers a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access, collocation facilities and, in certain of our markets, video services.

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

As of September 30, 2007, we served 126,126 RLEC access lines, 45,775 CLEC access lines, 36,782 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 3,790 dial-up Internet access subscribers, 7,668 video subscribers and 1,004 web-hosting customers. For the quarter ended September 30, 2007, we generated total revenues of $38,210, operating income of $8,546 and net income of $3,755. For the nine months ended September 30, 2007, we generated total revenues of $113,775, operating income of $20,578 and net income of $8,651.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Business Strategy

Our primary business objective is to be a leading, regional integrated communications service provider (“ICP”). To achieve this objective:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers to broadband connections. New broadband customers will also be aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the future delivery of Internet Protocol (“IP”) services.

•

We have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build-out our fiber-to-the-node infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP applications.

•

We are continuing to operate under a disciplined strategy, with the goal to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our modern network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served on our own network facilities and moving existing customers from leased facilities to our own network.

•

We are continuing to pursue the goal of “Delivering Excellence” for our customers by providing reliable, responsive, state-of-the-art broadband communications services, including voice, high-speed data and, in certain of our markets, video. We assess and tailor the bundling of services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. We have direct experience with video deployments on two technology platforms – hybrid fiber coaxial in the State College market and ADSL2+ over the copper network in Union County, Pennsylvania. The deployment of video in other markets remains under review and evaluation.

•

We are endeavoring to be a single source provider of voice and data communications services to our business customers. We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications, information technology and collocation needs. We have created a more direct link between our Wireline customer base and the Systems Integration business through joint sales proposals, sales incentive plans, and needs-based proposals that combine Systems Integration and

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Wireline services for a customized and differentiated offering, including professional information technology services, network security services and network monitoring and response.

•

We continue to make our commitment to customer service a top priority. Our Network Operations Center (“NOC”) provides monitoring, repair and emergency services 24 hours a day, 7 days a week and 365 days a year, which strengthens our relationships with our customers and enhances our competitive position. In an effort to enhance the customers’ experience when they call in service issues, we utilize a case management system in the NOC. The system gives us the ability to better manage and prioritize service calls through the use of several automated tests that allow us to analyze every issue that is called in, determine the location of the issue and identify the appropriate technical group to resolve the issue.

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

Business Risks

Business Risks affecting our Company include increased competition, the complex and uncertain regulatory environment in the telecommunications industry and our debt financing. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a more extensive discussion of risk factors affecting our business.

•	Increased competition

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC markets by December 31, 2008. In keeping with the foregoing, our 2007 capital budget is approximately $25,000. However, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $198,467 as of September 30, 2007.

Pro-competitive regulatory environment

It is basic policy of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PA PUC”) to encourage competition in the communications industry. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC markets, yet at the same time provide opportunities in our CLEC markets.

Service Electric Telephone Company, LLC (“Service Electric”) is a facilities-based CLEC competitor primarily in our Conestoga RLEC market. Service Electric has received authority to operate in our three RLEC markets and has signed an interconnection agreement with us allowing them to begin operations in our RLEC markets. In addition, CORE Communications, Inc (“CORE”) filed an amended application on August 19, 2005 with the PA PUC to be a facilities-based

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

CLEC providing service in our RLEC markets. On January 25, 2006, CORE served our three RLECs with their Petition for Arbitration. Included in their filing is a request seeking a termination of the rural exemption for the limited purpose of permitting the interconnection standards to apply to any direct interconnection between our three RLECs and CORE. On January 3, 2007, rural carriers in Pennsylvania, including our three RLECS, filed a joint Petition for Review in the Commonwealth Court of Pennsylvania objecting to the PA PUC’s order granting CORE a certificate to provide telecommunications service in the rural carrier’s territories. On January 8, 2007, CORE filed an Amended Petition for Arbitration of Interconnection Rates, Terms and Conditions with the PA PUC, seeking immediate PA PUC arbitration of issues on a collective basis with our three RLECs and a number of other small ILECs in Pennsylvania. On April 4, 2007, the PA PUC’s Administrative Law Judge granted a request for stay of CORE’s Amended Petition for Arbitration, pending the outcome of the Joint Petition for Review filed with the Commonwealth Court. On May 31, 2007, the PA PUC overturned the stay of the judge, permitting the arbitration of items in disagreement relating to rates, terms and conditions of the interconnection agreement to proceed before the Administrative Law Judge. On August 20, 2007, the Administrative Law Judge held a pre-hearing conference and established a hearing date of March 11, 2008 through March 13, 2008, with legal briefs and final offers by both sides to be filed by April 30, 2008 in regards to issues involving the interconnection agreement. It is possible that the Commonwealth Court will schedule oral arguments in this petition regarding CORE’s certification as a telecommunications company in rural markets by the end of 2007. CORE is unable to operate in our RLEC markets until the Commonwealth Court proceeding is resolved and we enter into an interconnection agreement with them.

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

Prices for RLECs’ interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by the National Exchange Carrier Association (“NECA”). If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLECs’ future revenues. The average schedule settlement formulas, which were effective July 1, 2006, included a two-year transition period for implementing the new calculations. The FCC has also approved NECA’s changes in average schedule settlement formulas to be effective July 1, 2007, which include a two-year transition period for implementing the new calculations. We estimate that the total combined effect of the July 2006 and 2007 changes in NECA average schedule settlement formulas on consolidated network access revenues, based on 2006 access lines and minutes of use, will be a reduction of $800 for the last three months of 2007, $4,100 in 2008, $4,700 in 2009 and $4,800 thereafter.

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

The PA PUC has a proceeding pending to consider changes in intrastate switched access rates and PA USF, along with potential impacts on local service rates, for rural local exchange carriers in Pennsylvania. On August 30, 2006, a filing was made by numerous parties, including a rural coalition group that included our RLECs, to stay this proceeding. On November 9, 2006, the PA PUC granted in its entirety a stay of this proceeding pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding at CC Docket No. 01-92 or for one year, whichever is earlier. On October 16, 2007, a status report of changes since November 9, 2006 on issues affecting intrastate access and PA USF was filed with the PA PUC by attorneys on behalf of the rural coalition group. In addition, a motion was filed with the PA PUC requesting a further stay of the intrastate access and PA USF proceeding by attorneys on behalf of the rural coalition group, the Office of Consumer Advocate, the Office of Trial Staff and Embarq. There has been no new activity at the FCC regarding intercarrier access reform. At this time, we cannot predict the outcome of the FCC’s proceeding or what the PA PUC may do.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our state regulatory price-cap guidelines (“Chapter 30 Plan”). When we made our filings to increase certain local and intrastate access rates, no customer filed any complaint or request for intervention. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested the PA PUC to investigate our ability to increase access rates. On November 9, 2006, the PA PUC elected to have its Office of Administrative Law Judge hold a hearing to determine whether the increases in access rates violated any previous PA PUC order or decision. This hearing was held on January 17, 2007. Our RLECs provided a witness in support of the access rate increases and the Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

support of our RLECs’ rate increases. Verizon provided a witness contending that local end-user rates should be increased, not intrastate access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment is warranted to our increase in certain local and intrastate access rates. On July 11, 2007, the PA PUC reversed the recommendation of the Administrative Law Judge and rescinded its June 2006 order allowing the increase in our access rates. The PA PUC decision to refund the access rate increases to carriers will have no impact on the results of our operations since we have been recording a reserve against amounts that have been collected from carriers related to the rate increases that were challenged by Verizon. The total amount of the reserve at September 30, 2007 was $1,147, of which $959 and $188 were recorded in the nine months ending September 30, 2007 and the fourth quarter of 2006, respectively. We are prepared to refund the amounts that have been collected from the carriers related to this rate increase when our petition for reconsideration/clarification identified in the following paragraph is addressed by the PA PUC. We are reviewing all other options as well and cannot predict what course of action we will take regarding the refund until we receive the PA PUC’s order on our petition.

We have filed a request for reconsideration/clarification of the order on a number of issues and have proposed an increase in local service rates for one of our RLECs retroactive to November 15, 2006. Since the proposed increase in local service rates in one of our RLECs will cause those rates to exceed a maximum cap established per PA PUC order in 2003, increases in billed rates for residential and business single party service above the caps would be received from the Pennsylvania Universal Service Fund (“PaUSF”) and not the customer. If we are successful with our reconsideration/clarification request for increased revenue from the PaUSF, we estimate that we will recognize, in the period approval is received, additional local service revenue of $428 related to the period from November 15, 2006 to June 30, 2007 and $96 per month beginning July 1, 2007.

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

•	Debt financing

We had indebtedness of $198,467, including current maturities and a capital lease obligation of $1,467 at September 30, 2007. Our indebtedness could restrict our operations because:

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

Results of Operations

The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2007 and 2006.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2007
Revenues – External	$36,398	$1,427	$385	$—	$38,210
Revenues – Intercompany	4	—	—	(4)	—

Total Revenues	36,402	1,427	385	(4)	38,210

Depreciation and Amortization	7,452	47	179	—	7,678
Other Operating Expenses	19,760	1,839	391	(4)	21,986

Total Operating Expenses	27,212	1,886	570	(4)	29,664

Operating Income (Loss)	$9,190	$(459)	$(185)	$—	$8,546

September 30, 2006
Revenues – External	$38,472	$1,773	$379	$—	$40,624
Revenues – Intercompany	1	—	—	(1)	—

Total Revenues	38,473	1,773	379	(1)	40,624

Depreciation and Amortization	9,212	137	187	—	9,536
Other Operating Expenses	21,979	2,625	314	(1)	24,917

Total Operating Expenses	31,191	2,762	501	(1)	34,453

Operating Income (Loss)	$7,282	$(989)	$(122)	$—	$6,171

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Nine months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2007
Revenues – External	$108,477	$4,178	$1,120	$—	$113,775
Revenues – Intercompany	16	—	—	(16)	—

Total Revenues	108,493	4,178	1,120	(16)	113,775

Depreciation and Amortization	25,624	224	548	—	26,396
Other Operating Expenses	59,884	5,771	1,162	(16)	66,801

Total Operating Expenses	85,508	5,995	1,710	(16)	93,197

Operating Income (Loss)	$22,985	$(1,817)	$(590)	$—	$20,578

September 30, 2006
Revenues – External	$116,306	$4,793	$1,172	$—	$122,271
Revenues – Intercompany	3	4	—	(7)	—

Total Revenues	116,309	4,797	1,172	(7)	122,271

Depreciation and Amortization	27,383	539	567	—	28,489
Intangible Asset Impairment	—	1,892	—	—	1,892
Other Operating Expenses	67,642	7,790	1,122	(7)	76,547

Total Operating Expenses	95,025	10,221	1,689	(7)	106,928

Operating Income (Loss)	$21,284	$(5,424)	$(517)	$—	$15,343

Our Wireline revenue is derived primarily from local telephone service, including enhanced telephone services, network access charges, long distance toll service, communication services such as broadband and dial-up Internet access services, web-hosting services, directory publication and other revenues from VoIP services and video services. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks. Our offerings include wireless networking solutions, managed services, managed security services and consultative information technology services.

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

We have not received the scheduled principal or interest payments from eComm on the note receivable since July 1, 2007. The eComm note receivable as of September 30, 2007 was $2,121, of which $227 was past due. Based on the results of management’s assessment, there was no reserve recognized on the note receivable during the quarter or nine months ended September 30, 2007. We continually evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

Consolidated Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Consolidated revenues decreased $2,414, or 5.9%, to $38,210 for the quarter ended September 30, 2007, from $40,624 for the same period in 2006. The primary reason for the decrease was a reduction in Wireline directory revenue of $3,213, primarily reflecting the impact of a new contract relating to three of our four directories which became effective in the fourth quarter of 2006, partially offset by other Wireline revenue increases of $1,142. Systems Integration segment revenue decreased $346. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

We have entered into a new three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and the first quarter of 2007 for the third directory. As a result, our directory revenue, as the three new directories are published, will only be the annual fee paid to the Company for access to our customers. This arrangement will decrease directory revenues, based upon 2006 levels, by approximately $1,200 in the last three months of 2007, $11,000 in 2008 and $11,200 in 2009. Our directory expense, based on 2006 levels, will also decrease approximately $1,100 in the last three months of 2007 and $9,800 in 2008 and 2009. The net effect of the decrease in directory revenue and expense will result in a reduction in operating income of approximately $100 in the last three months of 2007, $1,200 in 2008 and $1,400 in 2009.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated operating expenses decreased $4,789, or 13.9%, to $29,664 for the quarter ended September 30, 2007, from $34,453 for the same period in 2006. Wireline directory expense decreased $3,000, primarily as the result of the new contract for three of our four directories described previously. Depreciation and amortization in the Wireline segment decreased $1,760 primarily due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and certain fixed assets becoming fully depreciated in June 2007. Other Wireline operating expenses increased $781 while Systems Integration operating expenses decreased by $876. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating income increased $2,375, to $8,546, for the third quarter of 2007, from $6,171 in the same period of 2006. Operating income as a percentage of revenue increased to 22.4% in the third quarter of 2007, compared to 15.2% in the same period of 2006.

Other income and expense was a net expense of $2,783 in the third quarter of 2007, compared to a net expense of $3,909 for the same period in 2006. Interest expense decreased to $3,745 in the third quarter of 2007, compared to $3,832 in the same period of 2006, as a result of reductions in debt and the lower interest rate margins as a result of a credit facility amendment in September 2006, partially offset by increases in short-term interest rates. In the third quarter of 2006, we incurred a loss on early extinguishment of debt of $1,094 as a result of amendments to our long-term debt on September 19, 2006. The loss consisted of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $47 of debt issuance costs related to the amended credit facility. Other income was $962 in 2007 compared to $1,038 in 2006. Other income included $735 of principal and interest collected in the third quarter of 2007 on the note received from the sale of assets of Conestoga Wireless compared to $931 of principal and interest received in the third quarter of 2006 due to the receipt of only two of three scheduled principal payments on the note during the third quarter of 2007. The Company negotiated a six-month grace period, which ended July 31, 2007, on the monthly principal payments of the note receivable in exchange for a two-year extension of a telecommunication services contract with the note issuer. The Company is scheduled to receive principal payments of $900 on this note during the remainder of 2007. We recognize income upon collection of the note principal and interest as this note receivable is from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable has been fully reserved on our balance sheet.

Income taxes from continuing operations were $1,992 in the third quarter of 2007, compared to $594 for the same period in 2006. The effective income tax rate was 34.6% for the third quarter of 2007. The effective income tax rate of 26.3% for the third quarter of 2006 is lower than the federal statutory rate by approximately 8.7% primarily due to deferred state income tax benefits with no corresponding current state income tax expense on the temporary book to tax differences from the loss on early extinguishment of debt and depreciation expense.

Net income was $3,755, or $0.26 per share, in the third quarter of 2007 compared to a net income of $731, or $0.05 per share, in the third quarter of 2006. The primary reasons for the increase in net income were the operating income increase of $2,375 and the reductions in losses from early extinguishment of debt of $1,094 and discontinued operations of $921, partially offset by the increase in income taxes of $1,398.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Consolidated revenues decreased $8,496, or 6.9%, to $113,775 for the nine months ended September 30, 2007, from $122,271 for the same period in 2007. The primary reason for the decrease was a reduction in Wireline directory revenue of $9,073, primarily as the result of three of our four directories being published under the new contract described previously, partially offset by other Wireline revenue increases of $1,257. Systems Integration segment revenue decreased $619 due to the expiration of a customer contract on March 31, 2007 partially offset by increased computer equipment sales. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating expenses decreased $13,731, or 12.8%, to $93,197 for the nine months ended September 30, 2007, from $106,928 for the same period in 2006. The primary reasons for the decrease were a reduction in Wireline directory expense of $8,436, primarily as the result of three of our four directories being published under the new contract described previously, the Systems Integration intangible asset impairment of $1,892 recognized in the second quarter of last year and the depreciation and amortization expense decrease in the Wireline segment of $1,759 primarily due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and certain fixed assets becoming fully depreciated in June 2007. Other Wireline operating expenses increased $678 while other Systems Integration operating expenses decreased by $2,334. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating income increased $5,235, to $20,578, for the first nine months of 2007, from $15,343 in the same period of 2006. Operating income as a percentage of revenue increased to 18.1% in the first nine months of 2007, compared to 12.5% in the same period of 2006.

Other income and expense was a net expense of $8,121 in the first nine months of 2007, compared to a net expense of $9,314 for the same period in 2006. Interest expense decreased to $11,199 in the first nine months of 2007, compared to $11,537 in the same period of 2006, as a result of reductions in debt and the lower interest rate margins as a result of a credit facility amendment in September 2006, partially offset by increases in short-term interest rates. In the third quarter of 2006, we incurred a loss on early extinguishment of debt of $1,094 as a result of amendments to our long-term debt on September 19, 2006 which is described in more detail previously. Other income was $3,081 in 2007 compared to $3,555 in 2006. We recorded income of $588 in the first nine months of 2007 from proceeds of a key-person life insurance policy, in excess of the cash surrender value, of which the Company was the named beneficiary. Other income included $1,318 of interest income and principal repayments collected in the first nine months of 2007 on the note received from the sale of assets of Conestoga Wireless compared to $2,692 of principal and interest received in the first nine months of 2006 due to the receipt of only three of nine scheduled principal payments on the note during the first nine months of 2007. The Company negotiated a six-month grace period which ended July 31, 2007 on the monthly principal payments of the note receivable as described in more detail previously.

Income taxes from continuing operations were $3,757 in the first nine months of 2007, compared to $1,496 for the same period in 2006. The effective income tax rate of 30.2% for the first nine months of 2007 was lower than the federal statutory rate by 4.8%.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Of this percentage difference, approximately 2.9% was primarily due to temporary book to tax differences which provided deferred state income tax benefits with no corresponding current state income tax expense and approximately 1.5% was due to a permanent book to tax difference of $588 on the key-person life insurance gain. The effective income tax rate of 24.8% for the first nine months of 2006 was lower than the federal statutory rate by 10.2%. Of this percentage difference, approximately 9.5% was primarily due to deferred state income tax benefits with no corresponding current state income tax expense on the temporary book to tax differences from the loss on early extinguishment of debt, the intangible asset impairment loss and depreciation expense.

Net income was $8,651, or $0.60 per share, in the first nine months of 2007 compared to net income of $3,259, or $0.23 per share, in the first nine months of 2006. The primary reasons for the increase in net income were the operating income increase of $5,235 and the reductions in losses from early extinguishment of debt of $1,094 and discontinued operations of $1,225, partially offset by the increase in income taxes of $2,261.

Wireline Segment Results

	Three months ended September 30,
	2007	2006	Change	% Change
Revenues:
Local Telephone Service	$12,388	$11,928	$460	3.9
Network Access	11,340	11,389	(49)	(0.4)
Long Distance	5,114	5,316	(202)	(3.8)
Communication Services	5,864	4,896	968	19.8
Directory	1,241	4,455	(3,214)	(72.1)
Other	455	489	(34)	(7.0)

Total Revenues	36,402	38,473	(2,071)	(5.4)

Depreciation and Amortization	7,452	9,212	(1,760)	(19.1)
Other Operating Expenses	19,760	21,979	(2,219)	(10.1)

Total Operating Expenses	27,212	31,191	(3,979)	(12.8)

Operating Income	$9,190	$7,282	$1,908	26.2

Customer Connections at September 30
RLEC Access Lines	126,126	130,727	(4,601)	(3.5)
CLEC Access Lines	45,775	42,012	3,763	9.0
DSL/High-Speed Internet	36,782	29,990	6,792	22.6
Dial-up Access	3,790	5,905	(2,115)	(35.8)
Video	7,668	7,307	361	4.9
Web-hosting	1,004	944	60	6.4

Total	221,145	216,885	4,260	2.0

Local private network revenue increased $177 due to additional circuits in service. Other local exchange revenue increased $251 due primarily to additional custom calling feature revenue mainly as a result of a July 1, 2007 price increase. Basic local telephone revenue increased $45 as a result of increases in CLEC access lines and the July 1, 2007 RLEC rate increases partially offset by the decline in RLEC access lines. Intrastate network access revenue decreased $196 primarily due to lower rates in the third quarter of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

2007 compared to the same period of 2006 as a result of the PA PUC’s decision on July 11, 2007 disallowing the July 1, 2006 rate increase for billing periods subsequent to November 15, 2006, partially offset by increased intrastate minutes of use. A reduction in NECA settlements of $136 almost entirely offset the increased revenue from higher interstate network access minutes of use. Network access revenues also decreased approximately $87 due to lower subscriber line charges as a result of the decline in RLEC access lines. Special network access revenue increased $229 as a result of an increase in the average rate per circuit. Long distance toll revenues decreased $265 due to a reduction in the average rate per minute of use while long distance circuit revenue increased $63. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $880 attributable to subscriber growth and increased video revenue of $69 due to additional subscribers and increased rates, partially offset by a reduction in dial-up Internet revenue of $114. Directory revenue decreased primarily as the result of three of our four directories being published under the new contract described previously.

Depreciation and amortization expense decreased approximately $944 due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and approximately $704 due to certain fixed assets becoming fully depreciated in June 2007. Directory expense decreased $3,000, primarily as the result of three of our four directories being published under the new contract described previously. Network access expense decreased $61 due to a $298 reduction in an estimated liability for network access costs partially offset by increased minutes of use and the rate per minute of use. Customer billing expenses decreased $192 as a result of vendor rate reductions that became effective January 1, 2007. Wages decreased $123 primarily from lower overtime hours in the third quarter of 2007 compared to the same period of last year. Employee benefits increased $366 primarily due to increased pension expense of $424 as a result of recognizing the cumulative effect of an error in the actuarial valuation of our defined benefit plan. Short-term incentive plan expenses increased $127 due to the increase in consolidated operating income. Uncollectible expense increased $290 primarily as a result of a reduction in the accounts receivable reserve for our CLEC markets in the three months ended September 30, 2006 and increased network access accounts receivable write-offs. Operating taxes increased $164 as a result of additional public utility realty tax assessments for prior years. Corporate overhead expenses increased $202 as a result of the increase in allocation of corporate overhead expenses to this segment.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2007	2006	Change	% Change
Revenues:
Local Telephone Service	$36,562	$35,791	$771	2.2
Network Access	33,599	35,446	(1,847)	(5.2)
Long Distance	15,694	16,204	(510)	(3.1)
Communication Services	17,057	14,273	2,784	19.5
Directory	4,031	13,104	(9,073)	(69.2)
Other	1,550	1,491	59	4.0

Total Revenues	108,493	116,309	(7,816)	(6.7)

Depreciation and Amortization	25,624	27,383	(1,759)	(6.4)
Other Operating Expenses	59,884	67,642	(7,758)	(11.5)

Total Operating Expenses	85,508	95,025	(9,517)	(10.0)

Operating Income	$22,985	$21,284	$1,701	8.0

Customer Connections at September 30
RLEC Access Lines	126,126	130,727	(4,601)	(3.5)
CLEC Access Lines	45,775	42,012	3,763	9.0
DSL/High-Speed Internet	36,782	29,990	6,792	22.6
Dial-up Access	3,790	5,905	(2,115)	(35.8)
Video	7,668	7,307	361	4.9
Web-hosting	1,004	944	60	6.4

Total	221,145	216,885	4,260	2.0

Local private network revenue increased $564 due to additional circuits in service. Other local exchange revenue increased $412 due primarily to additional custom calling feature revenue mainly as a result of a July 1, 2007 price increase. Basic local telephone revenue decreased $175 primarily from a decline in RLEC access lines partially offset by the July 1, 2007 RLEC rate increases and the growth in CLEC access lines. Network access revenue decreased primarily due to lower NECA settlements of $2,595, partially offset by increased special network access revenue of $470 as a result of an increase in the average rate per circuit. Intrastate network access revenue increased $227 due to increased minutes of use and a $294 revenue reduction due to a billing adjustment correction recognized in the second quarter of 2006, partially offset by the effect of the July 11, 2007 PA PUC decision disallowing the July 1, 2006 intrastate access rate increase for billing periods subsequent to November 15, 2006. Long distance toll revenues decreased $729 due to a reduction in the average rate per minute of use while long distance circuit revenue increased $219. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $2,599 attributable to subscriber growth and increased video revenue of $234 due to additional subscribers and increased rates, partially offset by a reduction in dial-up Internet revenue of $358. Directory revenue decreased primarily as the result of three of our four directories being published under the new contract described previously.

Depreciation expense decreased approximately $944 due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and approximately $704 due to certain fixed assets becoming fully depreciated in June 2007. Directory expense decreased $8,436 primarily as the result of three of our four directories being published under the new contract described previously. Consulting fees decreased $363 primarily due to expenses

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Advertising expense decreased $206 primarily related to Internet services. Leased communications facilities expense decreased $385 primarily due to a one-time vendor billing charge of $248 for fiber circuits in May 2006 and a reduction in pole attachment fees. Customer billing expenses decreased $482 as a result of vendor rate reductions that became effective January 1, 2007. Cost of services decreased $232 primarily due to a decline in costs realized from longer-term purchase agreements and one-time billing credits from vendors, a decline in the number of CLEC customers served with facilities of other providers partially offset by an increase in video expenses due to increased programming costs and additional subscribers. Wages increased $398 primarily due to merit pay increases that became effective in March 2007 and 2006 and a minimal increase in personnel, partially offset by a reduction in overtime hours in the current year. Employee benefits increased $807 due to increased pension expense of $424 as a result of recognizing the cumulative effect of an error in the actuarial valuation our defined benefit pension plan in the third quarter of 2007, an increase in wages and an increase in health insurance costs due to a reduction of our estimate of health insurance expenses recognized in the second quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses increased $280 due to the increase in consolidated operating income. Uncollectible expense increased $300 primarily as a result of a reduction in the accounts receivable reserve for our CLEC markets in the nine months ended September 30, 2006 and increased network access accounts receivable write-offs. Corporate overhead expenses increased $320 as a result of the increase in allocation of corporate overhead expenses to this segment. Network access expenses increased $27 due to increased minutes of use and the rate per minute of use partially offset by a $298 reduction in an estimated liability for network access costs.

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

In July 2007, we revised the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties. We estimate that, as a result of the implementation of the new depreciation rates and based on the assets in service at June 30, 2007, annual depreciation expense in the Wireline segment will decline by approximately $4,250. In addition, certain regulated telephone assets became fully depreciated in June 2007. We estimate that, as a result of these assets becoming fully depreciated, annual depreciation expense in the Wireline segment will decline by approximately $2,800.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Systems Integration Segment Results

	Three months ended September 30,
	2007	2006	Change	% Change
Revenues	$1,427	$1,773	$(346)	(19.5)

Depreciation and Amortization	47	137	(90)	(65.7)
Other Operating Expenses	1,839	2,625	(786)	(29.9)

Total Operating Expenses	1,886	2,762	(876)	(31.7)

Operating Loss	$(459)	$(989)	$530	(53.6)

On March 31, 2007, a contract with a retail services customer expired. As a result of the expiration of this contract, Systems Integration revenue is expected to decline, based on 2006 levels, approximately $700 in the last three months of 2007 and $2,800 in 2008. We estimate that the loss of this contract will not have a negative impact on operating income (loss).

Communications services revenue decreased $665 primarily due to the expiration of this contract. Communication products sold increased $319 due to increased computer equipment sales.

Operating expenses for the Systems Integration segment decreased primarily due to the expiration of the contract referenced above. Labor, benefits and vehicle expenses decreased $512, $101 and $77, respectively, due to the contract expiration and a reduction in number of employees. Depreciation and amortization decreased $90 due to equipment disposals as a result of the contract expiration and certain intangible assets becoming fully amortized in the prior year. Corporate overhead expenses decreased $96 as a result of the reduction in allocation of corporate overhead expenses to this segment. Costs of products sold increased $147 in conjunction with the increased communication products sold.

	Nine months ended September 30,
	2007	2006	Change	% Change
Revenues	$4,178	$4,797	$(619)	(12.9)

Depreciation and Amortization	224	539	(315)	(58.4)
Intangible Asset Impairment	—	1,892	(1,892)	(100.0)
Other Operating Expenses	5,771	7,790	(2,019)	(25.9)

Total Operating Expenses	5,995	10,221	(4,226)	(41.3)

Operating Loss	$(1,817)	$(5,424)	$3,607	(66.5)

Communications services revenue decreased $1,105 primarily due to the expiration of the contract referenced above. Communication products sold increased $486 due to increased computer equipment and data cabling sales.

Operating expenses for the Systems Integration segment decreased primarily due to the expiration of the contract referenced above and the intangible asset impairment of $1,892 recognized in the second quarter of last year. Labor, benefits and vehicle

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

expenses decreased $1,138, $298 and $143, respectively, due to the contract expiration and a reduction in number of employees. Rent expense decreased $148 due to a reduction in office space. Depreciation and amortization decreased $315 due to equipment disposals as a result of the contract expiration and certain intangible assets becoming fully amortized in the prior year. Corporate overhead expenses decreased $306 as a result of the reduction in allocation of corporate overhead expenses to this segment. Gain on sales of equipment increased $98 due to the disposition of equipment as a result of the contract expiration. Costs of products sold increased $148 in conjunction with the increased communication products sold. Subcontractor expenses increased $163 primarily to provide services in the first quarter of 2007 to the large retail services customer prior to the contract expiration.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $1,013 tax benefit, consisting of an $840 decrease in goodwill and a $173 increase in retained earnings. The increase in retained earnings consisted of the recognition of an interest receivable of $266 net of taxes of $93.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Nine months ended September 30,
	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$28,686	$24,559
Investing activities	(7,403)	(18,048)
Financing activities	(13,518)	(11,855)

	$7,765	$(5,344)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The primary reasons for the increase in cash flow from operating activities during the nine months ended September 30, 2007 were a $2,580 reduction in income tax payments made during the period compared to the same period of 2006 as a result of a $3,100 tax payment in the first quarter of 2006 for the 2005 tax year and the increase in net income.

Net cash used in investing activities decreased mainly from the Company selling its short-term investments and reinvesting the proceeds in cash equivalents, a reduction in capital expenditures and the receipt of life insurance proceeds of $1,000. Capital additions in the first nine months of 2007 were primarily for information technology upgrades of approximately $3,400, communications network enhancements of approximately $6,300 and outside plant additions totaling approximately $5,600. In the first nine months of 2007, we collected $1,279 of principal on notes receivable compared to $2,125 received in the same period of 2006 due to the receipt of only three of nine scheduled principal payments on the Keystone Note during the first nine months of 2007. The Company negotiated the terms of a six-month grace period until July 31, 2007 on the monthly principal payments of the note receivable in exchange for a two-year extension of a telecommunications contract with the note issuer. The Company is scheduled to receive principal payments of $900 on this note during the remainder of 2007. In the nine months ended September 30, 2007, we purchased short-term investments of $3,187 and sold short-term investments of $10,933 and reinvested the proceeds in cash equivalents. We also acquired a customer list intangible asset for $606 in 2007.

Net cash used in financing activities increased due to increased net payments on long-term debt of approximately $1,000 and the $1,064 interest-rate swap termination proceeds received in 2006 in connection with a debt refinancing not repeated in the current year. Dividend payments of $5,155 were a slight increase in use of funds from dividends paid in the same period of 2006 due to an increase in shares outstanding. Long-term debt payments were $8,549 in the nine months ended September 30, 2007, including voluntary prepayments of $3,250. Long-term debt payments were $7,541 for the first nine months of 2006, including a $750 voluntary prepayment. A credit facility amendment in September 2006 was a significant financing activity with proceeds of $180,750, which were used to repay the original loan.

External Sources of Capital at September 30, 2007

On September 19, 2006, we completed an amendment to our syndicated senior secured debt financing, which is described in more detail in Note 7 of the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q. We anticipate that the reduction in interest rates will result in an average annual cash savings of approximately $600 assuming the margin added to the U.S. prime or LIBOR rates in effect prior to the amendment would have been in effect throughout the term of the credit facilities using the amended loan amortization schedules.

As of September 30, 2007, our credit facility consists of Term Loan A (a single draw senior term loan with a remaining balance of $30,730), Term Loan B (a single draw senior term loan with a remaining balance of $140,895), secured term loans (single draw loans with a remaining balance of $25,375) and a senior revolving credit facility, with a total availability of $25,000 ($25,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

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

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of September 30, 2007, we had no other unsecured lines of credit. As of September 30, 2007, $25,000 of the revolving credit facility was available for borrowing without violating any of the covenants. Our ratio of total debt to total debt plus capital decreased to 51.1% at September 30, 2007 from 52.5% at December 31, 2006 due to our long-term debt principal repayments and an increase in shareholders’ equity.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2007, other than for operations, include capital expenditures, scheduled principal payments on our long-term debt, the payment of quarterly common stock dividends, as and when declared by the board of directors, and other contractual obligations. On October 25, 2007, we declared a quarterly common stock dividend of $0.125 per share payable on December 15, 2007, to holders of record on December 1, 2007. We expect that this dividend will result in an aggregate payment of approximately $1,806. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E has a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites. The guarantee agreement is described in more detail in Note 9 of the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, regulated asset depreciation, long-lived and indefinite lived assets, goodwill, retirement benefits, network access costs, income taxes and contingencies. We base our

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified our critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments. Other than the items mentioned in the following paragraphs, there were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2007.

We receive a portion of our interstate access revenues in our RLEC companies from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we record the amount of such a reduction or increase as an adjustment to our earnings. During the first nine months of 2007 and 2006, we have increased revenue by $410 and $597, respectively, due to a revision of the estimated revenue we expect to receive from or refund to the settlement pools in the future.

We performed our annual impairment test of goodwill and indefinite-lived intangible assets as of April 30, 2007. Based on the results of management’s assessment, no impairment of goodwill and indefinite-lived intangible assets was deemed necessary. In July 2007, we revised the estimated useful lives of certain fixed assets to update their composite depreciation rates for certain regulated telephone property.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of September 30, 2007, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans (fixed to October 2014)	$25,375	9.00%	$26,990
Senior Secured Term Loans (fixed to September 2009 through interest rate swaps)	75,000	7.04%	75,000

	100,375	7.58%	101,990
Subject to interest rate fluctuations:
Senior Secured Term Loans	96,625	6.94%	96,625

Total	$197,000	7.24%	$198,615

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $483 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $483 for each 50 basis point decrease in rates.

We have entered into interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under the interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of September 30, 2007, our interest rate swap agreements were as follows:

Term of Swap	Notional Amount	Pay Rate	Average Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	6.99%	$805
08/01/07 to 09/21/09	$25,000	6.81%	6.99%	$232

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – Other Information

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

D&E Communications, Inc. and Subsidiaries

Part II – Other Information

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

Date: November 6, 2007
	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: November 6, 2007
	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President, Chief Financial
Officer, Corporate Secretary and Treasurer