Form 10-K
period 2007-12-31
D&E COMMUNICATIONS INC
filed 2008-03-13
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-20709

D&E Communications, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2837108
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

124 East Main Street P.O. Box 458 Ephrata, PA	17522-0458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(717) 733-4101

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.16 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ..    Yes  ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (Do not check this box if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $255,476,897. Such aggregate market value was computed by reference to the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2007. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2008 was 14,465,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Forward Looking Information is Subject to Risk and Uncertainty

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements, expressed or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. Forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by forward-looking statements.

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

Overview

We are a leading provider of broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We have operated as an incumbent rural local exchange carrier (“RLEC”) in parts of Lancaster, Berks, Lebanon, Chester, Montgomery, Lehigh, Union and Northumberland counties in Pennsylvania since the early 1900s. In 1998, we began operating as a competitive local exchange carrier (“CLEC”) and currently operate as a CLEC in the Lancaster, Reading, Harrisburg, State College, Pottstown, Williamsport and Altoona, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access, collocation facilities and, in certain of our markets, video services. We also provide business customers with professional data and information technology services, network design, monitoring, security assessments and penetration tests.

Our segments are Wireline, Systems Integration, and Corporate and Other. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of income. Effective January 1, 2007, we reorganized our internal management reporting in order to better align it with our current management structure. Based on the similar nature of services and products, operating processes and service delivery methods, the RLEC, CLEC, Internet Services, cable television and video operations are managed as one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units continue as distinct, reportable business segments. Segment information reported for the prior years has been recast to conform to the current year presentation.

As of December 31, 2007, we served 124,600 RLEC access lines, 46,002 CLEC access lines, 38,333 digital subscriber line (“DSL”)/high-speed Internet subscribers, 3,254 dial-up Internet access subscribers, 7,986 video subscribers and 1,009 web-hosting customers resulting in total customer connections of 221,184. For the year ended December 31, 2007, we generated revenue of $152.6 million, operating income of $24.6 million and net income of $10.6 million.

Our Wireline revenue is derived primarily from local telephone service, including enhanced telephone services, network access charges, long distance toll service and dedicated data circuits, communication services, such as broadband and dial-up Internet services, web-hosting services, directory and other revenue sources such as Voice over Internet Protocol (“VoIP”) and video services. Our Systems Integration revenue is derived from the sale of services and equipment that support the design, implementation and maintenance of local and wide area networks. Our offerings in this segment include wireless networking solutions, security services, consultative information technology services and managed services.

Our company owned a one-third interest in EuroTel, LLC (“EuroTel”), a domestic corporate joint venture, until its dissolution effective May 4, 2007. EuroTel held a 100% investment in Pennecom BV (“PenneCom”), a Netherlands telecommunications holding company, until its dissolution effective January 26, 2007. As of May 4, 2007, our company had no investments in or advances to affiliated companies.

Our common stock is listed for quotation on the Global Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “DECC.” Our Internet address is www.decommunications.com. Electronic copies of the 2007 Annual Report on Form 10-K are available free of charge by visiting the “Investors” section of www.decommunications.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the United States Securities and Exchange Commission (“SEC”). You may also read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our filings on its website at www.sec.gov.

Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. The contents of this website are not part of this filing. We are a Pennsylvania corporation.

Recent Developments

Collection of Note Receivable

As previously disclosed on January 14, 2003, Keystone Wireless LLC (“Keystone Wireless”) purchased assets from Conestoga Wireless Company, a subsidiary of our company. We received a note receivable from Keystone Wireless in connection with such sale of assets. The note receivable was fully reserved on the our balance sheet because the note receivable was from a highly leveraged entity, and the business sold had not generated positive cash flow prior to its sale. Thus, we recognized income upon collection of the principal and interest from Keystone Wireless.

During the fourth quarter of 2007, we received monthly principal payments of $0.3 million due on October 1, 2007 and November 1, 2007. On November 28, 2007, Keystone Wireless paid us the remaining $4.0 million balance of the note, plus accrued interest. As a result of the principal and interest payments received from Keystone Wireless subsequent to September 30, 2007, we recognized other income of $4.8 million during the three months ended December 31, 2007.

The pay-off of this note receivable did not affect our guarantee for lease obligations of Keystone Wireless to Crown Castle International Corp (“Crown”). However, the guarantee arrangement was eventually terminated as described below.

Termination of Lease Guarantee

In the first quarter of 2008, we entered into an agreement with Crown releasing us from our obligations under a guarantee agreement with Crown for lease obligations of wireless tower sites of Keystone Wireless. The maximum potential amount of undiscounted future payments that we could have been required to make under the guarantee as of December 31, 2007 was $7.7 million. We have recorded a liability for the lease guarantee of $3.2 million as of December 31, 2007. In connection with the termination of the lease guarantee, we agreed to an extension of a ground lease agreement with Crown until June 2066; whereby, we are the lessor. In the first quarter of 2008, the Company will recognize a gain based on the difference between the carrying value of the guarantee liability and the fair value of the option to extend the ground lease at the transaction date. The fair value of the option to extend the ground lease will be deferred and recognized over the existing lease term that was established at the inception of the current lease.

As previously disclosed, we had a guarantee agreement with Crown for lease obligations on wireless tower sites. In January 2003, we sold the assets of a wireless subsidiary to Keystone Wireless. When we entered into the Asset Purchase Agreement with Keystone Wireless, under which Keystone Wireless was assigned the responsibility for the leases, Crown declined to release us from our guarantee. In the event of a default by Keystone Wireless, we continued to guarantee the wireless tower site lease payments, which covered a 10-year period beginning on the commencement date of the lease of each tower. The majority of these tower site leases and our guarantee were scheduled to expire between 2011 and 2013. As such, the guarantee was a continuing guarantee provided on an individual tower site basis. The first quarter 2008 agreement with Crown releases us from this guarantee.

Goodwill Impairment

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is tested for impairment annually as of April 30 and between annual tests when there is a change in circumstances that may have the effect of reducing fair value below the carrying value. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill may not be recoverable.

As a result of a change in strategic direction in the Systems Integration segment to focus on serving only core customers, an estimate of future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill in the segment. Therefore, we recognized a non-cash goodwill impairment charge of $5.2 million in the fourth quarter of 2007, which was the entire balance of goodwill of the Systems Integration segment. At December 31, 2007, there are no goodwill or intangible assets reported on the Systems Integration segment balance sheet.

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

Despite competition introduced into the telecommunications industry as a result of the passage of TA-96, large RLECs continue to grow portions of their business by capitalizing on their extensive networks, favorable demographic trends and the increasing demand for communications services, including new service offerings such as broadband, multi-protocol label switching (“MPLS”), wireless broadband and enhanced telephone services. There are also a number of RLECs that operate in rural areas where competition from CLECs generally has been minimal due to regulatory factors, including exemptions from rules applicable to the RBOCs that require competitive access as mandated by TA-96, and the unfavorable economics of constructing and operating competitive systems in rural areas. Additionally, there has been consolidation among RLECs, which has created economies of scale and the ability to cross-sell new services to a larger customer base. Nationally, there are a large number of RLECs similar to ours that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to these same economic and competitive conditions. Most of these RLECs have fewer than 50,000 access lines.

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). To achieve this objective:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers to broadband connections. New broadband customers are being aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the future delivery of Internet Protocol (“IP”) services. We have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build out our fiber-to-the-node (“FTTN”) infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP-based multimedia applications.

•

We are continuing to operate under a disciplined strategy, with the goal to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our state-of-the-art network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our edge-out markets. Our focus will be on acquiring customers that can be served on our own network facilities and moving existing customers from leased facilities to our own network.

•

We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications, information technology and collocation needs. We have created a more direct link between our Wireline customer base and the Systems Integration business through joint sales proposals, sales incentive plans and needs-based proposals that combine Wireline and Systems Integration services for a custom and differentiated offering, including professional information technology services, network security services and network monitoring and response.

•

We will offer a broad array of advanced communication services that will enable new modes of communication to become a part of the daily home or business experience. Utilizing softswitch technology, we will deliver advanced applications such as unified communications and integrated application services (e.g., email, voicemail, instant messaging and video conferencing), which will provide customers with more flexible communication alternatives. We have direct experience with video deployments on two technology platforms — hybrid fiber coaxial in the State College market and ADSL2+ over the copper network in Union County, Pennsylvania. The deployment of video in other markets remains under review and evaluation.

Operations

Wireline Operations

Our Wireline segment includes our RLEC, CLEC, Internet Services and video operations, which were reported in separate segments prior to January 1, 2007. Our RLEC business has provided telecommunications services to the RLEC territories since the early 1900s. Our CLEC began operations in 1998 and offers services similar to the RLEC, but primarily targets small and medium-sized business customers within the edge-out markets. As part of the strategy to provide a range of data services to customers, we began offering DSL service in the second half of 1999 and began bundling DSL and Internet access services to RLEC and CLEC customers when we launched our Internet service provider, D&E Jazzd, in the fourth quarter of 2000. We also offer Internet services to customers in areas surrounding our RLEC and CLEC markets. We began offering VoIP services in our CLEC territory in May 2005. We also provide video services in certain of our RLEC and CLEC markets.

We market our RLEC services as D&E Communications in three distinct rural and suburban service territories totaling 802 square miles, averaging 155 access lines per square mile as of December 31, 2007. Access lines represent revenue producing voice grade lines connected to the public switch providing dial tone to the customer. Our RLEC business strategy is to sell additional communications services, including broadband and enhanced telephone services, and to manage expenses through improved operating efficiencies.

Our CLEC offers services similar to the RLEC business, but primarily targets small and medium-sized business customers within the edge-out markets. We also provide CLEC services to residential customers in certain markets, where economically prudent, as part of bundled services with video, high-speed data or long distance service. By concentrating the CLEC strategy on markets surrounding the RLEC territories, we are able to leverage our existing human resources, including technical and engineering professionals, significant back office infrastructure and network assets. As a result, three of the CLEC markets are within 10 miles, three are within 50 miles, and one is within 100 miles of one or more of the RLEC territories. We plan to continue to focus primarily on business customers, leveraging our existing facilities and constructing new facilities when and where it is economically prudent. In addition, we have developed a broadband fiber and coaxial cable network in our State College market to offer bundled services, including cable television, to business and multi-dwelling unit residential customers.

Internet services are offered entirely on our own facilities in our RLEC markets and primarily on our own facilities in our CLEC markets. Our objective has been to migrate our dial-up Internet customers to our broadband service with DSL. In 2007, 11% of our new DSL subscribers upgraded to our broadband service from our previous dial-up service. We believe that our success in adding Internet service customers at a substantial rate over the past three years demonstrates that our customers value broadband Internet services. We believe the opportunity to provide such services is an important component of our business plan. While we plan to continue to serve our dial-up Internet access customer base, we plan to focus our sales efforts on selling our broadband services as part of an integrated communications package.

We provide video services in certain of our RLEC and CLEC markets on two technology platforms – hybrid fiber coaxial in the State College CLEC market and ADSL2+ over the RLEC copper system in Union County, Pennsylvania. Providing video services is part of our strategy to bundle our services to best serve our customers and endeavor to achieve a competitive advantage in our local markets. The deployment of video in other markets remains under review and evaluation.

Our Wireline revenue is derived primarily from local telephone service, including enhanced telephone services, network access charges, long distance toll service and dedicated data circuits, communication services, such as broadband and dial-up Internet access, web-hosting services, directory and other revenue sources such as VoIP and video services. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Our broad array of enhanced telephone services include call waiting, call transferring and forwarding, automatic callback, call trace, call-blocking, conference calling, voice mail, teleconferencing, DID (direct inward dial), caller name and number identification, distinctive ringing and simultaneous ringing (in limited areas). Our network access services provide other telecommunications carriers, such as local exchange carriers, long distance carriers and wireless companies, access to our local network facilities for the completion of their calls. Payment for providing these services comes either directly from our customers or from other telecommunications carriers that utilize our networks. Our RLECs received additional interstate access revenues from revenue settlement pools administered by the National Exchange Carrier Association, Inc. (“NECA”). Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis. Dedicated circuit revenue consists of charges for T-1, DS-3 and other high capacity broadband circuits.

Our total RLEC lines decreased as a result of various factors that reflect industry trends, including the use of wireless service in place of second lines and, in some cases, primary lines, the move to VoIP service and the use of alternative telecommunication services. The number of access lines served by our CLEC has increased from 43,720 access lines as of December 31, 2006 to 46,002 as of December 31, 2007. We believe that market demand for an alternative communications provider, combined with our sales efforts and quality reputation, will contribute to continued CLEC access line growth. As of December 31, 2007, approximately 34% of CLEC access lines were “On-Net,” defined as served entirely on our own facilities, approximately 60% were “On-Switch,” or served through a combination of our facilities and leased facilities, and 6% were served completely on lines of another provider, known as “Resale.” At December 31, 2006, approximately 30% of CLEC access lines were “On-Net,” approximately 62% were “On-Switch” and 8% were “Resale” lines. To help improve profitability, we focus our sales efforts in areas where we can provide service “On-Net,” and capital spending is targeted for places where “Resale” and “On-Switch” customers can be converted to “On-Net.”

The following table reflects our customer connections:

	At Or For The Years Ended December 31,
	2007	2006	2005	2007 Change	2006 Change
RLEC Access Lines:
Residential	88,432	92,400	97,100	(4.3)%	(4.8)%
Business	36,168	37,448	37,598	(3.4)%	(0.4)%

Total RLEC	124,600	129,848	134,698	(4.0)%	(3.6)%

CLEC Access Lines:
Residential	3,043	3,536	3,727	(13.9)%	(5.1)%
Business	42,959	40,184	37,069	6.9%	8.4%

Total CLEC	46,002	43,720	40,796	5.2%	7.2%

DSL/High-Speed Internet	38,333	31,724	22,504	20.8%	41.0%
Dial-up Internet	3,254	5,337	7,959	(39.0)%	(32.9)%
Video	7,986	7,437	6,630	7.4%	12.2%
Web-Hosting Customers	1,009	951	952	6.1%	(0.1)%

Total	221,184	219,017	213,539	1.0%	2.6%

PERCENT OF TOTAL:

RLEC Access Lines:

Residential	71.0%	71.2%	72.1%
Business	29.0%	28.8%	27.9%
CLEC Access Lines:
Residential	6.6%	8.1%	9.1%
Business	93.4%	91.9%	90.9%
Percent On-Net or On-Switch	94.0%	92.0%	90.0%

Although access lines have decreased in our RLECs, private line and dedicated circuits, which are not included in the access line counts in the previous table, have increased. The following table reflects private line and dedicated circuit revenue:

	For The Years Ended December 31,
	2007	2006	2005	2007 Change	2006 Change
	(In thousands)
RLEC markets	$6,982	$6,293	$6,955	10.9%	(9.5)%
CLEC markets	8,500	7,507	5,671	13.2%	32.4%

Total	$15,482	$13,800	$12,626	12.2%	9.3%

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

Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area data networks. Our offerings include wireless networking solutions, security services, consultative information technology (“IT”) services and managed services. We market these products and services primarily in our RLEC and CLEC service areas. Our sales team targets businesses, government agencies and educational institutions with comprehensive solutions for their voice and data communication networking needs.

On September 29, 2006, we completed the sale of assets of the commercial time division multiplexing (“TDM”) voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunication Systems Corporation (“eComm”). The Voice Systems Business was no longer a strategic part of our core business or related to our focus on broadband and on-net CLEC growth. In our Systems Integration segment, we have put more focus on data, professional and managed services which provide recurring revenues with better than historic margins.

As a result of an evaluation as of December 31, 2007 on the recoverability of goodwill of this segment, we recognized a non-cash goodwill impairment of $5.2 million. As of December 31, 2007, we do not have any goodwill or intangible assets recorded on the balance sheet of the Systems Integration segment.

In order to improve the financial performance of this segment, we have continued to streamline our operation by reducing expenses and focusing on higher margin revenue streams that support our core Wireline offerings. Revenue enhancements include increased rates for services and adding managed services to Wireline sales proposals. Systems Integration services, when combined with Wireline services, offer our customers a differentiated product offering.

Investments

We acquired a 10% equity interest, valued at $0.35 million, in eComm in connection with the sale of the Voice Systems Business on September 29, 2006. We account for this investment using the cost method.

Our company owned a one-third interest in EuroTel, LLC (“EuroTel”), a domestic corporate joint venture, until its dissolution effective May 4, 2007. EuroTel held a 100% investment in Pennecom BV (“PenneCom”), a Netherlands telecommunications holding company, until its dissolution effective January 26, 2007.

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

Competitive Strengths

Customer Service

We believe there is a high correlation between service quality and the likelihood that our customers will remain with us when presented with a competitive alternative. Our commitment to personalized customer service includes locating call centers in the communities that we serve and providing a single point of contact for service calls by cross-training all customer service personnel in Wireline service offerings. Call centers provide convenient access for customers to place their orders and make billing inquiries.

Multiple customer retention measures are employed for larger RLEC business customers and for our CLEC customers who are more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures, such as monthly customer surveys to gauge customer satisfaction and loyalty. For quality assurance purposes, we record all customer service calls, and supervisors randomly review these calls to evaluate and provide feedback on various aspects of the customer’s interaction and assess the overall rating of the customer’s experience. In 2007, an employee team continued to review RLEC line-loss activity, which resulted in the generation of specific marketing tactics to attempt to mitigate RLEC access line loss.

We set high standards for answering customer calls promptly and efficiently. In 2007, our overall performance for answering customer calls within 20 seconds exceeded the Pennsylvania Public Utility Commission (“PA PUC”) guidelines. Additionally, in areas such as call completion, customer-out-of-service reports and service-order completion, our performance consistently exceeds guidelines established by the PA PUC.

Personnel at our Network Operations Center (“NOC”) coordinate provisioning of service and maintenance for our customers. Our network is monitored, and repair service is available, 24 hours a day, 365 days a year. Inbound maintenance requests, field personnel dispatches and service order monitoring are all coordinated through this center. Our NOC also provides us with remote network management, maintenance and repair capabilities, which we believe increases our engineers’ productivity and reduces potential service interruptions for our customers.

To enhance the customer’s experience when they call in service issues, we use a case management system in the NOC. The system gives us the ability to better manage and prioritize service calls, increasing our ability to manage the customer’s request. To further enhance the customer’s experience, several automated tests were developed and implemented that allow us to analyze every issue that is reported, determine the location of the issue and identify and dispatch the appropriate technical group to resolve the issue.

In 2007, we implemented a new and more robust automated call distribution (“ACD”) system. The new ACD system provides customers with an estimated wait time, periodic updates on their queue status and call recording for quality assurance. The ability to record customer service calls through the ACD system has been extremely beneficial in coaching employees with their call-handling techniques. In 2008, we will implement enhanced features of the ACD system by integrating it with our case management system. Additional features planned for 2008 include self help menus, automated callbacks to customers after repairs are completed, automated status checks on trouble cases for customers and customer information presented on-screen for NOC and technical support personnel when they answer service calls.

Sales and Marketing

We continue to solicit feedback from our customers to help us further define our “Delivering Excellence” philosophy; thereby, increasing the value of our solutions for both residential and business customers. In addition, to support our continued focus on “Delivering Excellence,” we present quarterly and annual awards to employees to recognize their efforts that exemplify the key behaviors that focus on the overall customer experience.

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

An example of how we capitalize on convergence today for consumers occurs in Union County, Pennsylvania where we have deployed video over RLEC copper facilities. Offering video programming over the existing copper wireline increases the revenue we receive from the customer and provides the means for potential revenue growth within our Company. The bundling of services (e.g. video and DSL with voice) is a key part of our strategy to add revenue and strengthen our customer relationships by providing increased value with our new bundled services. In addition, offering a full range of services will strengthen our competitive position to compete with cable companies and other competitors who begin to encroach on our traditional telephone service areas.

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

We employ a relationship-based sales and marketing approach. This approach, and a commitment to customer service, build brand loyalty and increase the effectiveness of sales efforts. We also increase our general brand awareness through corporate and product awareness campaigns that utilize local television, billboard and print ads as well as sponsorship of community events. Corporate spokesmen, Dick Vermeil (former head coach of the Kansas City Chiefs, St. Louis Rams and Philadelphia Eagles) and Joe Paterno (head football coach of Penn State University), also help promote our Company’s products and services. With respect to non-RLEC businesses, we support an aggressive integrated marketing communications strategy with targeted direct sales efforts. Customer service representatives are located throughout the service territories and are supported by local sales efforts.

We manage our sales organization to serve both residential and business customers. Our CLEC sales team is focused on businesses that can be served by our “On-Net” facilities. We serve business customers in many markets, including healthcare, financial services and education. Customer service representatives proactively market a complete service portfolio to residential customers through regular calling programs and consultative analyses of customers’ services on incoming calls. We employ up-sell and cross-sell programs in our customer service call centers with sales representatives who are cross-trained in all segments of our business to market the service offerings more effectively. Aggressive monthly sales targets are established for the customer service representatives and their efforts are coordinated with the marketing incentives designed to promote a given service at the same time. Marketing programs and sales initiatives are coordinated with the calling efforts to maximize their effectiveness. Focused sales efforts continue to be centered on broadband Internet services.

The direct sales force targets healthcare, financial services, government and educational institutions, as well as small-and-medium-sized businesses. Sales personnel make direct calls to existing and prospective customers, make product recommendations, offer a cost comparison of the service package and work closely with the network and systems integration engineers to design solutions to meet customers’ needs.

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

Our Company has host switches in Ephrata, Lititz, Birdsboro and Lewisburg, Pennsylvania and delivers dial tone to an extensive network of remote switches and broadband loop carriers that are connected with fiber optic cable. Connection to customers, or the “last mile,” is provided over the Company’s copper or fiber outside plant. The host/remote architecture concentrates network intelligence in the four host offices, enabling the Company to leverage this network and provide short customer loop lengths in our copper cable plant using a FTTN strategy. The resulting shorter loops and use of DSL technology allows us the capability of providing broadband services to approximately 99% of our RLEC customers.

The CLEC’s network strategy is to leverage the existing core switching architecture and to own the key elements of the local exchange network. These elements include remote access nodes and the facilities connecting the host switches to the remote access nodes, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, the CLEC builds copper/fiber distribution facilities between the remote access nodes and customers’ premises. The network strategy allows the CLEC to provide high quality and reliable service and helps to minimize customer turnover. As part of the next generation packet network strategy, the CLEC is leveraging the capabilities of the softswitch located in Ephrata, Pennsylvania. In 2007, line and trunk gateways that support existing traditional dial-tone services were installed in State College, Pennsylvania; thereby, positioning the State College market for all next generation packet voice and data services. As of December 31, 2007, the CLEC had 94% of its access lines connected to our switches and 34% of its access lines completely on our network.

The network is supported by computer systems, called operations support systems, that provide the ability to install service for customers on a short interval basis and to analyze network problems in many instances before the customers are affected. These systems include databases of all Wireline customers, the associated facilities such as the fiber and copper cable and the associated central office switching connections that serve them. We also use geographic information systems to map our outside plant cable and associated structure of poles and underground conduit. These same systems allow us to verify the capability of the network for broadband service quickly. We have a system that stores the inventory of central office and transmission equipment that is accessed for the automatic provisioning of customized services for customers. These systems also have monitoring and troubleshooting capabilities to insure the reliability of the network. We are able to interface with the operations support systems of Verizon Communications (“Verizon”) and Embarq to ensure fast and accurate provisioning of services for the CLEC customers.

Competitive Environment

TA-96 introduced competition among providers of local telephone services, enabling customers to switch to services offered by competitive local exchange carriers and cable companies. Several other factors are further increasing competition in local telephone service, including growing customer demand for communications products and services, convergence of technologies, development of fiber optics and digital electronic technology and legislation and regulations designed to promote competition.

We believe that our RLECs have certain competitive advantages, including the lack of concentration of any large business customers, a strong customer service record and high level of customer satisfaction and the service territories’ high cost of facilities-based entry due to low population density and other regulatory factors. Our RLECs experience competition from wireless operators in our service territories, which provide an alternative service to wireline local and long distance services. Wireless competitors include Verizon Wireless, AT&T, Sprint Nextel, Immix and T-Mobile Wireless. The entry of VoIP competitors has also become a competitive threat.

Our CLEC competes principally with the services offered by the incumbent local exchange carriers, Verizon and Embarq, and other competitive providers, including other CLECs, inter-exchange carriers, cable television companies, VoIP competitors, such as Vonage, wireless service providers and private networks built by large business customers. The edge-out markets served by our CLEC are served by one or more other CLECs. In addition, in providing long distance service, our RLECs and CLECs are in competition with major carriers, such as AT&T and Verizon, as well as the wireless companies listed above.

Our Systems Integration business competes with large, regional and national companies that provide a wide variety of services to their customers. These competitors include CoreBTS, NCSI(Netcomm), Morefield and Weidenhammer Systems Corp. We also compete with a number of smaller service providers. As a result of this competition, we may lose customers or have difficulty acquiring new customers. Barriers to market entry for these services are generally low. As a result, new competitors may enter this market. The existing and new sources of competition place pressure on the pricing of these services.

The market for Internet services is highly competitive. We compete for broadband customers with national, regional and local Internet service providers as well as cable companies and direct broadcast satellite companies. These competitors include EarthLink, MSN, Comcast, Service Electric and Pencor Services. We also compete with long distance and local communications providers in selling broadband services to business customers. The existing and new sources of competition in this market place pressure on the pricing of these services.

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

Pursuant to TA-96, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight in the provision by ILECs for interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communication services providers to obtain licenses or franchises regulating their use of public rights-of-way.

Federal Regulation

We are subject to the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. Our RLECs are also subject to TA-96. TA-96 encourages competition in local telephone service by requiring ILECs to open their networks and markets to competition. Because unique market characteristics are typically present in the areas served by RLECs, TA-96 granted an exemption to RLECs from providing certain interconnection requirements including collocation, unbundled network elements and resale of tariffed services at discounted rates. This exemption remains in place until an RLEC receives a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome, and is technically feasible. RLECs with less than 50,000 access lines, such as our Buffalo Valley RLEC, have an additional exemption available to them under state law. Pursuant to Pennsylvania Act 183, RLECs with less than 50,000 access lines who commit to advancing their universal broadband commitment to December 31, 2008 shall be granted a suspension from providing certain interconnection requirements, including collocation, unbundled network elements and resale of tariffed services at discounted rates. This suspension of obligations will expire December 31, 2008, unless extended by the PA PUC. Our RLECs with more than 50,000 access lines continue to be protected from the requirement to provide RLEC network facilities at discounted wholesale costs to competitors until the PA PUC grants a competitor’s request to terminate our RLEC’s rural exemption. Our RLECs are subject to rate of return regulation at the FCC level. Each RLEC participates in the National Exchange Carrier Association access tariffs and are nationwide average schedule companies for access revenue settlement purposes. If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. The average schedule settlement formulas, which were effective July 1, 2006 and July 1, 2007, included a two-year transition period for implementing the new calculations. We estimate that the total combined effect of the July 2006 and July 2007 changes in NECA average schedule settlement formulas on consolidated network access revenues, based on 2007 access lines and minutes of use, will be a reduction of approximately $0.9 million during fiscal year 2008, and further reductions of approximately $0.7 million during fiscal year 2009 and $0.1 million during fiscal year 2010.

Pennsylvania Regulation

Our RLECs are subject to regulation by the Pennsylvania Public Utility Commission. In 2001, we entered into an alternative regulatory framework, commonly known as Chapter 30, with the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than a rate-of-return regulation. As a result of the alternative regulatory framework, profits are not directly limited by the PA PUC as they were under the former rate of return system of regulation. Instead, our RLECs received the flexibility to increase intrastate rates annually based on inflation less two percentage points. In exchange for the indexed price cap on rates, the RLECs receive the benefit of any increase in margin resulting from their ability to reduce operating costs. Our RLECs can also seek to rebalance rates periodically within or between various intrastate service categories, such as local, toll and access. Additionally, our RLECs have the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of their control that result in reduced revenue or increased expenses. On November 30, 2004, the Governor of Pennsylvania signed into law a revised Chapter 30, known as Act 183, that impacts our RLECs. The law provides additional options to promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. Our RLECs have the opportunity to make capital expenditures to have broadband services available to all consumers by December 31, 2008. In light of the increased capital expenditure requirements associated therewith, the new law removes the two percentage points inflation offset used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides for a suspension of certain interconnection requirements until December 31, 2008, for companies with less than 50,000 access lines. Our RLECs filed amended Chapter 30 plans to meet the 100% threshold by December 31, 2008. The amended Chapter 30 Plans were approved by the PA PUC. We currently are capable of providing broadband services as defined by the new law to 99% of our customers. We feel we are well positioned to meet the required 100% threshold by December 31, 2008. Our RLECs also pay into and receive intrastate Universal Service Fund (“USF”) support from the Pennsylvania USF. For more information, see the discussion under “Promotion of Universal Service” below.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our state regulatory price-cap guidelines (“Chapter 30 Plan”). When we made our filings to increase certain local and intrastate access rates, no customer filed any complaint or request for intervention. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested the PA PUC to investigate our ability to increase access rates. On November 9, 2006, the PA PUC elected to have its Office of Administrative Law Judge hold a hearing to determine whether the increases in access rates violated any previous PA PUC order or decision. This hearing was held on January 17, 2007. Our RLECs provided a witness in support of the access rate increases and the Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in support of our RLECs’ rate increases. Verizon provided a witness contending that local end-user rates should be increased, not intrastate access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment was warranted to our increase in certain local and intrastate access rates. On July 11, 2007, the PA PUC reversed the recommendation of the Administrative Law Judge and rescinded its June 2006 order allowing the increase in our access rates. From November 9, 2006 through July 31, 2007, we continued to bill carriers at the July 1, 2006 rates. However, we recorded a reserve against amounts that have been collected from carriers related to the rate increases that were challenged by Verizon. The total amount of the reserve, including potential interest expense, at December 31, 2007 was $1.0 million, of which $0.8 million and $0.2 million were recorded in the year ending December 31, 2007 and the fourth quarter of 2006, respectively. We are prepared to refund the amounts that have been collected from the carriers related to this rate increase when the PA PUC has addressed all petitions for reconsideration and clarification identified in the following paragraph. We are reviewing all other options as well and cannot predict what course of action we will take regarding the refund until we receive the PA PUC’s final order.

On July 26, 2007, we filed a request for reconsideration and clarification of the order on a number of issues and have proposed an increase in local service rates for one of our RLECs retroactive to November 15, 2006.

Since the proposed increase in local service rates in one of our RLECs will cause those rates to exceed a maximum cap established per PA PUC order in 2003, increases in billed rates for residential and business single party service above the caps would be received from the Pennsylvania Universal Service Fund (“PaUSF”) and not the customer. If successful, we estimate that we would recognize, in the period approval is received, additional local service revenue of $0.4 million related to the period from November 15, 2006 to June 30, 2007 and $0.1 million per month beginning July 1, 2007. The Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in support of our reconsideration request while Verizon filed comments against our request.

On November 29, 2007, the PA PUC granted our request to increase local rates retroactive to November 15, 2006 but denied our request to collect the amounts in excess of the existing caps for residential and business single party services from the PaUSF. On December 17, 2007, the Office of Consumer Advocate filed a petition for reconsideration, claiming the PA PUC erred in its ruling that rates could be increased above the existing residential caps established by the PA PUC. We filed in support of the petition while Verizon has filed in opposition to the petition. The PA PUC granted the petition for review and is currently reviewing the merits of the reconsideration request.

The PA PUC approved our request to increase local service rates effective July 1, 2007, in accordance with our Chapter 30 Plan. The new monthly rates are designed to generate an increase in annual consolidated revenue of approximately $1.6 million. The actual annual revenue increase will be different from this amount to the extent that actual access lines differ from the historical data that we used in developing the new rates.

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

Under TA-96, the PA PUC also has authority to arbitrate any disputes over the terms and conditions of interconnection between our RLECs and CLEC and other telecommunication carriers in our RLEC and CLEC markets, including the prices of various unbundled network elements that our CLEC purchases. The PA PUC has taken a number of actions over the past several years affecting the prices for network elements, as well as the terms and conditions under which these elements are provided. Further decisions by the PA PUC may have a material effect on our CLEC’s costs and profitability.

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

As a result of the passage of TA-96, local exchange carriers, including our RLECs, are facing competition in the provision of local telephone and regional long distance services. TA-96 also provides for the codification of the principles of “universal service” and establishes safeguards to foster the provision of communications services in the areas served by ILECs by adopting a federal universal service support fund, or USF. For more information, see the discussion under “Promotion of Universal Service” below.

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

TA-96, with certain exceptions described below, requires ILECs to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point within their networks; (ii) unbundle and provide nondiscriminatory access to network elements, such as local loops and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates that would have to be negotiated; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical collocation of equipment necessary for interconnection or access to unbundled network elements at the premises of the ILEC. Competitors are required to compensate the ILEC for the cost of providing these interconnection services.

The FCC has ruled that local exchange carriers must port their telephone numbers to requesting wireless carriers, so-called wireline-to-wireless Local Number Portability (“LNP”). As of the date of this filing, we have received requests to port numbers from seven wireless companies and one CLEC. The FCC still has under consideration a number of technical and cost recovery issues associated with deployment of LNP.

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

RLECs with less than 50,000 access lines, such as our Buffalo Valley RLEC, have an additional exemption available to them under state law. Pursuant to Act 183, RLECs with less than 50,000 access lines that commit to advancing their universal broadband commitment to December 31, 2008 are to be granted a suspension from providing certain interconnection requirements including collocation, unbundled network elements and resale of tariffed services at discounted rates. This state suspension of obligations will expire December 31, 2008, unless extended by the PA PUC. Our RLECs continue to be protected from the requirement to provide RLEC network facilities at discounted wholesale costs to competitors until the PA PUC grants a competitor’s request to terminate our RLEC’s rural exemption. In addition, according to a recent Appeals Court decision, if our RLECs were to lose their rural exemption, they would not have to unbundle all elements of their system to competitors, including their broadband and DSL deployment and some of their switches. However, our RLECs are in a position of being required to challenge any request for removal of their rural exemption which may require them to provide interconnection to other providers without adequate compensation. The requirement to challenge such requests would cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections and, at the same time, cause us to suffer a loss of customers to such competitive providers.

To the extent our CLEC seeks to enter the local telephone service business in other RLEC territories, we could encounter difficulties in obtaining interconnection with those RLECs, particularly if those RLECs are entitled to the same protections we enjoy in our RLEC territories. In particular, in these circumstances, we might be unable to obtain access to the RLECs’ networks, which could significantly detract from our ability to implement a CLEC strategy in those areas.

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

Promotion of Universal Service

The Federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) pay our RLECs from their funds to support the cost of our operations in rural markets. In 2007, our RLECs received net distributions from the PA USF totaling $2.2 million. In addition, the RLECs received approximately $4.9 million from the Federal USF. The RLECs also contributed to the fund, but we bill our customers a federal universal service charge to cover most of our universal service costs. Universal service costs not recovered through billings to customers are recovered through the NECA settlement process.

Newly codified universal service principles have been implemented by the FCC. One of the implemented principles provides that USF funds will be distributed only to carriers that are designated as Eligible Telecommunications Carriers (“ETCs”) by the PA PUC. Our RLECs have been designated as ETCs pursuant to TA-96. Currently, there are two wireless carriers that have ETC certification in our RLEC territories and receive federal USF support for their customer connections. These competitors are not entitled to receive PA USF support but, under TA-96, these competitors could obtain the same per-line state support payments as we do if the PA PUC determined that granting such support payments to competitors would be in the public interest. If such universal service support payments were to become available to potential competitors, our RLECs might not be able to compete as effectively or otherwise continue to operate as profitably as they have historically. RLECs currently receive federal and state USF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the federal USF.

CLECs that are ETCs currently receive the same per-line federal support as the local exchange carrier they compete with. Our CLEC is currently certified as an ETC and received federal USF support of seven thousand dollars in 2007. On May 14, 2007, the Federal-State Joint Board on Universal Service (“Joint Board”) issued an order recommending the FCC take immediate action to reduce the growth in the overall size of the federal USF. Specifically, the Joint Board recommended the FCC impose an interim emergency cap on the amount of support that competitive ETCs may receive. The proposal would cap the amount of federal USF that competitive ETCs may receive for each state based on the average level of competitive ETC support distributed to that state in 2006. On November 20, 2007, the Joint Board issued an order recommending the FCC address long-term reform issues facing the federal USF system and make fundamental revisions in the structure of existing mechanisms. The Joint Board recommended establishing three separate funds with distinct budgets and purposes. These funds were titled the Broadband Fund, the Mobility Fund and the Provider of Last Resort Fund. On January 29, 2008, the FCC released three Notice of Proposed Rulemakings regarding federal high-cost universal service support. First, the FCC seeks comments on the November 20, 2007 recommendations of the Joint Board regarding comprehensive reform of high cost support as referenced above. Second, the FCC seeks comments on the Commission’s rules governing the amount of high-cost universal service support provided to ETCs, including elimination of the identical support rule whereby CLECs receive the same per line support that the incumbent local exchange carrier they compete with currently receives. Finally, the FCC seeks comments on whether and how to implement reverse auctions, which is a new form of competitive bidding that could be used to determine the amount of high-cost universal service support for ETCs serving rural, insular, and high-cost areas. We are unable to predict whether, and to what extent, we would be eligible to receive federal support if the FCC makes some or all of the modifications under consideration in these proceedings.

Access Charge Reform

For the year ended December 31, 2007, approximately 31% of our Wireline revenues came from network access charges, which are paid to us via universal service funding and by end users, wireless carriers and intrastate and interstate long distance carriers. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the PA PUC and the FCC are considering various reforms for charges assessed on end users and long distance carriers. These reforms are designed to move these network access charges, over time, to rate levels closer to cost. These changes could shift recovery of some portion of current access revenues from long distance carriers to end user customers.

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

On October 5, 2004, the Intercarrier Compensation Forum (“ICF”), a diverse group of telecommunications industry participants representing ILECs, CLECs, long distance companies, rural telephone companies and wireless providers, submitted to the FCC a comprehensive plan for reforming the current system of rates that telecommunications companies charge each other for network access and fees to ensure universal service in the United States. Shortly afterwards, several other entities filed their versions of proposed intercarrier compensation reform plans with the FCC. On February 10, 2005, the FCC released a notice seeking comment on seven comprehensive reform proposals submitted by the industry and others in the rulemaking process. Among the questions the Commission will examine is the effect any change will have on consumers and the universal service fund, which helps provide affordable service for rural and low income Americans. The Commission said it would be “particularly receptive” to any plan that offers expanded choices and lower rates to rural consumers. The FCC is now considering and soliciting comments from the public on the Missoula Plan, a proposal that was developed by industry representatives. The Missoula Plan, if adopted, would have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. Potential rule changes that may result from this proceeding could have a positive or negative effect on our revenues, expenses and earnings. The FCC has not yet acted on this notice, and there is no assurance that a final order addressing potential modifications to the current access charge system will be issued in 2008. Until the FCC adopts a specific proposal, it is impossible to predict how much the proposed changes will affect our company and whether they will be favorable or unfavorable.

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and PA USF, along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. On August 30, 2006, a filing was made by numerous parties, including a rural coalition group that included our RLECs, to stay this proceeding. On November 9, 2006, the PA PUC granted in its entirety a stay of this proceeding pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. On October 16, 2007, a joint motion was filed by the same parties seeking another one-year stay of this proceeding. The PA PUC is currently reviewing this motion. At this time, we cannot predict what the outcome of the FCC’s proceeding will be or what the PA PUC may do if the FCC approves changes or fails to act within the one-year time period.

Communications Assistance for Law Enforcement Act

Under the Communications Assistance for Law Enforcement Act (“CALEA”) and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant or court order and to provide specific technical capabilities for use by law enforcement officials in executing court-authorized electronic surveillance. We are in compliance with current laws and regulations that apply to traditional circuit-based telephony. On September 23, 2005, the FCC issued a First Report and Order that concluded that CALEA requirements should also apply to facilities-based broadband Internet access providers and providers of VoIP service that is interconnected with the public switched network. On May 12, 2006, the FCC released its Second Report and Order addressing the capabilities required of such service providers. We are in compliance with the new CALEA requirements that apply to facilities-based broadband Internet access providers and interconnected VoIP service providers.

Voice Over Internet Protocol

The further development of VoIP is changing voice communication to a packet data transmission process. This new process will enable Internet service providers (“ISPs”) and new start-up companies to utilize existing loop cable facilities without incurring the cost of the cable loop. Cable companies, ISPs and new start-up companies will be able to compete with telephone companies for voice transmission services and phone features like voicemail and unified messaging. Furthermore, there is not consistent regulation of VoIP offerings at this time, placing VoIP at a possible regulatory advantage over telephone services. The FCC has ruled that certain VoIP services should be subject to minimal regulation. In a related matter, however, the FCC has denied AT&T’s petition claiming that its long-distance service involving conversion of a call into IP format in the middle of transport is an information service not subject to access charges. Additionally, the FCC has issued a decision that IP-enabled services, such as VoIP, are not subject to traditional state public utility regulation. The decision makes clear that the FCC has the responsibility and obligation to decide whether certain regulations apply to IP-enabled services. The FCC has yet to decide what compensation these services must pay to originate calls to or terminate calls from the traditional public switched telephone network. In addition, on May 19, 2005, the FCC adopted an Order requiring the provision of 911 services by VoIP providers that connect their customers to the public switched network. All interconnected VoIP providers must notify customers regarding the provisions of 911 service and certify to the FCC that existing customers have been informed and that they acknowledged receipt of such information. Our ISP is in full compliance with the FCC requirements and we are working to make 911 service available everywhere we wish to offer the service. In addition, as was noted above, we are compliant with CALEA requirements that pertain to interconnected VoIP service providers.

Cable Modem and DSL Broadband Services

In 2005, the Supreme Court upheld an FCC ruling that broadband cable modem service provided by cable operators is properly classified as an information service, rather than as a telecommunications service. As such, our cable TV operation is not required to provide open access to its cable modems. In response to the Court’s action, on September 23, 2005, the FCC released a Report and Order in which it determined that the provision by telephone companies of wireline broadband services such as DSL, constitutes an information service, rather than a telecommunications service. Previous to this ruling, FCC policies and rules required facilities-based telephone company providers of DSL to offer the wireline transmission component of DSL separately to competitors, on a common carrier basis. The FCC’s ruling eliminated this requirement to share such transmission capacity with purchasers unaffiliated with the telephone company. The FCC ruled that, while facilities-based telephone companies are not required to offer broadband wireline transmission capacity to their competitors, they are permitted to do so if they choose, and may make such offerings on either a common carrier or a non-common carrier basis. The FCC’s ruling appears at this time to be deregulatory and to be intended to put facilities-based telephone company providers of DSL in a regulatory position similar to that of cable TV providers of cable modem service. The ruling also provides that it does not alter the rights of competitors under Section 251 of the Communications Act to purchase “unbundled network elements” including the purchase of unbundled loops to provide their own DSL service. However, our RLECs are not required to provide these unbundled network elements as long as their rural exemption continues in existence. In a separate and pending proceeding, the FCC is considering the question as to whether cable modem providers will be required to contribute to the federal USF, such as our RLECs are required to do, or whether telephone company DSL providers such as our RLECs will no longer have to contribute to the federal USF on the basis of their DSL revenue. Since our RLECs must charge their DSL customers for federal USF while cable modem providers do not, our RLECs are placed in a competitive disadvantage with the cable modem operators.

Customer Proprietary Network Information

In addition to existing customer proprietary network information (“CPNI”) rules, the FCC adopted rules on March 13, 2007 implementing additional security measures that would prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies. The FCC was concerned about situations in which data brokers have taken advantage of inadequate security standards of some carriers to gain access to the information under false pretenses. Accordingly, the FCC has adopted new safeguards that require carriers to authenticate customers before releasing call records, notify customers of account information changes, notify both law enforcement and customers in the event of a CPNI breach, obtain explicit consent from a customer before disclosing a customer’s CPNI to a joint venture partner or independent contractor, and file annual certifications with the FCC including an explanation of any actions taken against data brokers and a summary of all customer complaints received in the prior year regarding the unauthorized release of CPNI. We are in compliance with the new CPNI rules. In addition, the FCC issued a Further Notice of Proposed Rulemaking seeking comment on what additional steps, if any, the FCC should take to further protect the privacy of consumers. Among the additional measures specifically being considered by the FCC are extending the use of passwords to all CPNI, audit trails, encryption, and limits on data retention. It is not possible at this time to predict what the outcome of this further proceeding will be or the impact of that outcome on our business.

Potential Internet Regulatory Obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only a small body of laws and regulations applicable to access to or commerce on the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations applicable to, or apply existing laws and regulations to, the Internet. To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers, rather than common carriers, and therefore ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal USF. We cannot predict the nature of such future regulations or their impact on our business.

There is limited regulation of Voice over Internet Protocol (“VoIP”) offerings at this time, placing VoIP at a possible regulatory advantage over traditional telephone services. Although VoIP is not regulated as a voice public utility service, the FCC has recently made several rulings that imposed certain regulatory requirements on VoIP providers. VoIP providers are now required to enable their customers to access 911 services, comply with the Communications Assistance for Law Enforcement Act and contribute to the support of universal service. We offer VoIP service in our marketplace in anticipation of the demand for this voice communications product.

Employees

We had 519 full-time employees as of December 31, 2007, of which 69 employees were covered by a collective bargaining agreement. This agreement expires on July 12, 2009.

Item 1A.	Risk Factors

The convergence of voice and data communications technologies could eliminate our competitive advantages and may, in fact, put us at a competitive disadvantage. We may experience increased competitive pressures, which could have a negative effect on our revenues and earnings.

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, broadband services, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks and satellite companies’ satellite networks. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for customers’ communications needs. These developments mean that we are competing for our existing customer base in our RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The recent decreases in the number of access lines in our RLEC territories reflect such increased competition, in addition to the elimination of lines by our customers as they shift to DSL for high-speed Internet access. These developments have placed our core telephone business at risk, although also enabling us to compete in the provision of cable TV services.

It is basic policy of the FCC and the PA PUC to encourage competition in the communications industry. Our RLECs have an exemption from providing certain interconnection requirements including collocation, unbundled network elements and resale of tariffed services at discounted rates. Further, our Buffalo Valley RLEC has a suspension of these requirements under state law through December 31, 2008. This exemption remains in place, and will remain in place after December 31, 2008 for our Buffalo Valley RLEC, unless and until we receive a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome and is technically feasible. Our RLECs are in a position of being required to challenge any request for removal of their rural exemption which may require them to provide interconnection to other providers without adequate compensation. This requirement to challenge such requests would cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections and, at the same time, cause us to suffer a loss of customers to such competitive providers. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This number portability would enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and possibly retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer.

Service Electric Telephone Company, LLC (“Service Electric”) is a facilities-based CLEC competitor primarily in our Conestoga RLEC market. Service Electric has received authority to operate in our three RLEC markets and has an interconnection agreement with us allowing them to operate in our RLEC markets. CORE Communications, Inc (“CORE”) filed an application on August 19, 2005 with the PA PUC to be a facilities-based CLEC providing service in our RLEC markets. The PA PUC has granted CORE a certificate to provide telecommunications services in the entire rural telephone company territory of Pennsylvania and the Commonwealth Court has affirmed the PA PUC’s decision to grant CORE a CLEC certificate. A hearing before a PA PUC Administrative Law Judge is scheduled for March 11, 2008 through March 13, 2008 in regard to issues involving interconnection agreements between CORE and other RLECs, including our RLECs, with legal briefs and final offers by both sides to be filed by April 30, 2008. CORE is unable to operate in our RLEC markets until the PA PUC resolves our interconnection agreement arbitration proceeding and we enter into a PA PUC approved interconnection agreement with them. Comcast Business Communications has filed an application to be a facilities-based CLEC in our Conestoga RLEC territory in areas where they currently have facilities to provide cable TV services.

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

As an integrated communications provider, we face competition from:

•	competitive local exchange carriers, including Level 3 Communications, Citizens Communications, Choice One, XO Communications and Service Electric;

•	wireless service providers, including AT&T, Verizon Wireless, Sprint Nextel, Immix and T-Mobile Wireless;

•	internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Comcast, Pencor Services, Atlantic Broadband LLC, Service Electric and CATV Service, Inc.;

•	voice over Internet protocol (“VoIP”) providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T and Verizon Communications; and

•	systems integration providers, including CoreBTS, NCSI(Netcomm), Morefield and Weidenhammer Systems Corp.

Many of our competitors are, or are affiliated with, major communications companies. These competitors have substantially greater financial and marketing resources, greater name recognition and more established relationships with a larger base of current and potential customers than we do. Accordingly, it may be more difficult to compete against these large communications providers. In addition, we may not be able to achieve or maintain adequate technology to remain competitive. Our continued addition of fiber to enhance our broadband capacity may be more difficult as a result of our indebtedness than for our competitors. Accordingly, it may be difficult to compete in our markets.

We are subject to a complex and uncertain regulatory environment that may require us to alter our business plans.

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results, yet at the same time present operating benefits to our CLEC business. For more information, see the discussion under “Business — Regulatory Environment” above.

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas developed by NECA. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have an impact on the RLEC’s future revenues.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 Plan. On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates. We have filed a request for reconsideration and clarification of the order on a number of issues and have proposed an increase in local service rates for one of our RLECs retroactive to November 15, 2006. On November 29, 2007, the PA PUC granted our request to increase local rates retroactive to November 15, 2006, but denied our request to collect the amounts in excess of the existing caps for residential and business single party services from the PaUSF. On December 17, 2007, the Office of Consumer Advocate filed a petition for reconsideration, claiming the PUC erred in its ruling that rates could be increased above the existing residential caps established by the PA PUC. We filed in support of the petition while Verizon has filed opposition to the petition. The PA PUC granted the petition for review and is currently reviewing the merits of the reconsideration request. The subsection entitled “Pennsylvania Regulation” under “Business-Regulatory Environment” above contains a more extensive discussion of this matter.

The FCC has made, and will continue to make, regulatory changes that will affect our Wireline operations. Our CLEC depends, in certain circumstances, upon the technology and capabilities of other telephone companies as well as the quality, availability and maintenance of the facilities of those telephone companies. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing facilities from these other telephone companies. We may not be able to obtain facilities and services of satisfactory quality from other telephone companies, or on satisfactory terms and conditions, in which case we may experience delays in the growth of our CLEC networks and the degradation of the quality of our service to customers.

The FCC has yet to significantly regulate VoIP offerings, leading to regulatory uncertainty which has placed VoIP services at a regulatory advantage over our RLEC legacy telephone services. The FCC has ordered strict requirements for the provision of 911 services by VoIP providers. All interconnected VoIP providers must notify customers regarding the provisions of 911 service and certify to the FCC that existing customers have been informed and that they acknowledged receipt of such information. Our ISP is in full compliance with the FCC requirements. In addition to regulation of 911 service, the FCC has ordered that the requirements to make networks available for electronic surveillance by law enforcement agencies under the federal Communications Assistance for Law Enforcement Act (“CALEA”) applies to facilities-based broadband Internet access providers and a broad category of VoIP providers. We are in compliance with the CALEA requirements that apply to facilities-based broadband Internet access providers and interconnected VoIP service providers.

All of these developments may result in an even more highly competitive environment in which telephone companies may be in direct competition with cable TV operators with respect to communications services in many locations. This development could cause telephone companies to lose their competitive edge in their territories and, consequently, result in significant inroads into their core telephone/voice business.

Our indebtedness could restrict our operations.

As of December 31, 2007, we had approximately $194.0 million of total indebtedness. Our indebtedness could restrict our operations because we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. Additionally, our level of indebtedness may make us more vulnerable to economic or industry downturns and competitive pressures. The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things, incur more indebtedness, pay dividends over a $10 million annual limit, redeem or repurchase our stock or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets and extend credit.

Our Systems Integration Segment has experienced losses in recent years.

Our Systems Integration segment has experienced losses in recent years and, in the fourth quarter of 2007, we recorded a non-cash goodwill impairment charge of $5.2 million ($4.7 million net of tax), which was the entire amount of goodwill of the Systems Integration segment. In the second quarter of 2006, we recorded a non-cash impairment charge for our Systems Integration intangible asset of $2.4 million ($1.4 million net of tax) for customer relationships of which, $1.9 million and $0.5 million were reported in continuing and discontinued operations, respectively. As of December 31, 2007, we do not have any goodwill or intangible assets recorded on the balance sheet of the Systems Integration segment. On September 29, 2006, we completed the sale of assets of the Voice Systems Business, which has been classified as a discontinued operation. In order to improve the financial performance of this segment, we have continued to streamline our operation by reducing expenses and focusing on the most profitable revenue streams that support our core Wireline offerings. We have taken steps recently to focus this segment on the promotion and sale of professional services, network management and managed services, which are believed to generate recurring revenue. However, there is no assurance that these steps will result in this segment becoming profitable in the near future.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our properties consist primarily of administration buildings, central office switch facilities, telephone lines and related equipment and other land and buildings related to telephone operations. Our major owned facilities include: our corporate headquarters and central office switching facility, totaling approximately 113,700 square feet in Ephrata, Pennsylvania; an office building including our network operations center totaling 80,100 square feet in Brownstown, Pennsylvania; and twenty other buildings that serve a variety of functions including offices, warehouses, garages, vehicle service center and switching facilities, totaling approximately 175,300 square feet. We lease 13,300 square feet for use as office space. We own more than fifty other smaller locations totaling over 68,500 square feet that are used for various purposes such as housing switching equipment. All our assets are maintained and upgraded on a continuing basis to assure quality service for our customers.

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

Our network includes 1,649 route miles of fiber in a pattern of multiple rings, which provide a high level of redundancy in the event of a service failure. We own 1,372 route miles and use 277 route miles through indefeasible right of use agreements. Our primary network operations center further leverages network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve operating efficiency. Our network is monitored 24 hours a day, 365 days a year, and continual upgrades to network elements ensure the uninterrupted delivery of quality services to customers.

Item 3.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Stock Market under the symbol DECC. The table below sets forth the high and low sales prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ Global Market.

2007	Low	High
First Quarter	$12.01	$13.70
Second Quarter	$13.32	$19.99
Third Quarter	$12.53	$18.77
Fourth Quarter	$12.53	$16.94

2006	Low	High
First Quarter	$8.25	$11.24
Second Quarter	$10.00	$13.52
Third Quarter	$10.01	$12.99
Fourth Quarter	$12.30	$13.90

The closing price on December 31, 2007 and March 3, 2008, was $14.45 and $10.79, respectively. The approximate number of record holders of our common stock, as of March 3, 2008, was 1,956.

During the two most recent fiscal years, 2007 and 2006, cash dividends on our common stock have been declared quarterly in the annual amount of $0.50 per share. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements, which limit our annual dividend payments to $10 million, provided no default or event of default exists on our debt agreements.

Equity Compensation Plan Information

At December 31, 2007

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	270,352	$10.60	301,410
Equity compensation plans not approved by security holders	—		—

Total	270,352	$10.60	301,410

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

STOCK PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total return on shares of the Company’s Common Stock. The comparison assumes $100 invested in each of the Nasdaq U.S. Index (Nasdaq US), the Nasdaq Telecommunications Index (Nasdaq Telecom) and the Company’s Common Stock, on December 31, 2002 and that all dividends were reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	2002	2003	2004	2005	2006	2007
Nasdaq U.S.	$100.00	$149.52	$162.72	$166.18	$182.52	$197.98
Nasdaq Telecom	$100.00	$166.31	$177.33	$168.52	$221.60	$197.10
D&E Communications, Inc.	$100.00	$180.47	$155.87	$113.83	$180.32	$212.99

Item 6.	Selected Financial Data

The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2007. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report.

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Operating revenues	$152,549	$162,068	$164,562	$164,423	$160,745
Depreciation and amortization	34,208	38,241	38,123	38,432	38,009
Operating income	24,639	22,512	22,830	21,084	23,407
Income (loss) from continuing operations	10,639	8,250	13,801	(2,666)	3,635
Discontinued operations, net of tax(1)	—	(1,508)	(90)	(73)	189
Cumulative effect of accounting change, net of tax	—	—	—	—	260
Net income (loss)	10,639	6,742	13,711	(2,739)	4,084

PER-SHARE DATA — BASIC
Income (loss) from continuing operations	$0.74	$0.58	$0.97	$(0.18)	$0.24
Discontinued operations	—	(0.11)	(0.01)	—	0.01
Cumulative effect of accounting change	—	—	—	—	0.01
Net income (loss) per common share	0.74	0.47	0.96	(0.18)	0.26

PER-SHARE DATA — DILUTED
Income (loss) from continuing operations	$0.74	$0.57	$0.96	$(0.18)	$0.23
Discontinued operations	—	(0.10)	—	—	0.01
Cumulative effect of accounting change	—	—	—	—	0.02
Net income (loss) per common share	0.74	0.47	0.96	(0.18)	0.26
Cash dividends declared per common share	0.50	0.50	0.50	0.50	0.50

BALANCE SHEET DATA
Total assets	$501,181	$510,574	$535,672	$546,785	$575,911
Long-term debt	186,879	199,950	205,500	218,500	222,765
Preferred stock of subsidiary	1,446	1,446	1,446	1,446	1,446

OTHER DATA
Net cash provided by continuing operating activities	$42,148	$37,754	$41,249	$49,013	$44,203
Net cash used in continuing investing activities	(7,661)	(28,440)	(20,031)	(25,147)	(8,647)
Net cash used in continuing financing activities	(19,743)	(16,008)	(19,461)	(27,788)	(18,183)

(1)	Reflects the results of our Voice Systems Business, which was sold in 2006, and our paging business, which was sold in 2003, as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Monetary amounts presented in the following discussion are in thousands, except per-share amounts.

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For comparative purposes, segment information for prior years has been recast to conform to the current-year presentation.

Business Segments

We are a leading provider of broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We have operated as an incumbent rural local exchange carrier (“RLEC”) in parts of Lancaster, Berks, Lebanon, Chester, Montgomery, Lehigh, Union and Northumberland counties in Pennsylvania since the early 1900s. In 1998, we began operating as a competitive local exchange carrier (“CLEC”) and currently operate as a CLEC in the Lancaster, Reading, Harrisburg, State College, Pottstown, Williamsport and Altoona, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our customers a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access, collocation facilities and, in certain of our markets, video services. We also provide business customers with professional data and information technology services, network design, monitoring, security assessments and penetration tests.

Our segments are Wireline, Systems Integration and Corporate and Other. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of income.

Effective January 1, 2007, we reorganized our internal management reporting in order to better align it with our current management structure. Based on the similar nature of services and products, operating processes and service delivery methods, the RLEC, CLEC, Internet Services, and video operations are managed as one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units continue as distinct, reportable business segments. Segment information reported for the prior years has been recast to conform to current year presentation.

As of December 31, 2007, we served 124,600 RLEC access lines, 46,002 CLEC access lines, 38,333 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 3,254 dial-up Internet access subscribers, 7,986 video subscribers and 1,009 web-hosting customers, resulting in total customer connections of 221,184. For the year ended December 31, 2007, we generated total revenues of $152,549, operating income of $24,639 and net income of $10,639.

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). Our goals are described in more detail under “Business Strategy” above and are summarized as follows:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible and have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery.

•	We are continuing to operate under a disciplined strategy to increase our market share in our edge-out markets, primarily to business customers, by offering competitive communication service packages.

•

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

Business Risks

Our primary business risks include the external threats of increased competition, the complex and uncertain regulatory environment in the telecommunications industry and the internal risk of our debt financing. The subsection entitled “Business — Risk Factors” above, contains a more extensive discussion of risk factors affecting our business.

•	Increased competition

We have faced, and expect to continue to face, increased competition as a result of a convergence of technologies and a pro-competitive regulatory environment, which has eroded barriers to entry into our Wireline business segment.

Convergence of technologies

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, broadband services and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks and satellite companies’ satellite networks. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that we are competing for our existing customer base in our RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The recent decreases in the number of access lines in our RLEC territories reflect such increased competition, in addition to the elimination of lines by our customers as they shift to DSL for high-speed Internet access.

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

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual, personalized service. We are also small enough to be able to provide an individual response to customers’ needs. We feel that this responsiveness will be critical to our ability to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2008 capital budget is approximately $25,000. However, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $193,950 as of December 31, 2007.

Pro-competitive regulatory environment

It is basic policy of the FCC and the PA PUC to encourage competition in the communications industry. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been, and will likely continue to be, liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results, yet at the same time present operating benefits to our CLEC business.

Legislation enacted in Pennsylvania in the fourth quarter of 2004 provides a continuing limited suspension from certain interconnection requirements of the Telecommunications Act of 1996 to our Buffalo Valley RLEC through December 31, 2008. Competitors currently have the opportunity to seek the removal of our rural exemption applicable to our other two RLECs in order to have access to our customers by entering our territory and using our facilities through interconnection agreements to provide local services.

In our competitive markets, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those areas. Similarly, in areas where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition and ownership of or superior access to programming.

•	Complex and uncertain regulatory environment

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner.

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by NECA. If the FCC would disallow RLECs from receiving compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. The subsection entitled “Federal Regulation” contains a more extensive discussion of the NECA average schedule settlement changes and the effect on our revenues.

The FCC and the PA PUC are reviewing potential modifications to the current systems of interstate and intrastate network access rates that telecommunication companies charge each other for network access. The access charge reform discussion in the subsection entitled “Access Change Reform” under “Business — Regulatory Environment”, above, contains a more extensive discussion of this matter. Until the FCC and the PA PUC adopt specific proposals, it is impossible to predict how much the proposed changes will affect our business and whether they will be favorable or unfavorable.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 Plan. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested that the PA PUC investigate our ability to increase access rates. On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates. We have filed a request for reconsideration and clarification of the order on a number of issues and have proposed an increase in local service rates for one of our RLECs retroactive to November 15, 2006.

On November 29, 2007, the PA PUC granted our request to increase local rates retroactive to November 15, 2006 but denied our request to collect the amounts in excess of the existing caps for residential and business single party services from the PaUSF. On December 17, 2007, the Office of Consumer Advocate filed a petition for reconsideration, claiming the PA PUC erred in its ruling that rates could be increased above the existing residential caps established by the PA PUC. We filed in support of the petition while Verizon has filed opposition to the petition. The PA PUC granted the petition for review and is currently reviewing the merits of the reconsideration request. The subsection “Pennsylvania Regulation” under “Business — Regulatory Environment”, above, contains a more extensive discussion of this matter.

•	Debt financing

We had indebtedness of $193,950, including current maturities and a capital lease obligation of $1,450, at December 31, 2007. Our indebtedness could restrict our operations because:

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

Conclusion

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

Results of Operations

The measure of segment results used by management is operating income (loss). Segment information for prior years has been recast to conform to the current presentation. The following table is a summary of our operating results by segment:

	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
2007
Revenues — External	$145,633	$5,384	$1,532	$—	$152,549
Revenues — Intercompany	25	—	—	(25)	—

Total Revenues	145,658	5,384	1,532	(25)	152,549

Depreciation and Amortization	33,206	272	730	—	34,208
Goodwill Impairment	—	5,158	—	—	5,158
Other Operating Expenses	79,579	7,339	1,651	(25)	88,544

Total Operating Expenses	112,785	12,769	2,381	(25)	127,910

Operating Income (Loss)	$32,873	$(7,385)	$(849)	$—	$24,639

2006
Revenues — External	$153,839	$6,641	$1,588	$—	$162,068
Revenues — Intercompany	4	4	—	(8)	—

Total Revenues	153,843	6,645	1,588	(8)	162,068

Depreciation and Amortization	36,772	714	755	—	38,241
Intangible Asset Impairment	—	1,892	—	—	1,892
Other Operating Expenses	87,828	10,296	1,307	(8)	99,423

Total Operating Expenses	124,600	12,902	2,062	(8)	139,556

Operating Income (Loss)	$29,243	$(6,257)	$(474)	$—	$22,512

2005
Revenues — External	$153,869	$8,556	$2,137	$—	$164,562
Revenues — Intercompany	3	6	—	(9)	—

Total Revenues	153,872	8,562	2,137	(9)	164,562

Depreciation and Amortization	36,376	1,002	745	—	38,123
Other Operating Expenses	88,739	12,887	1,992	(9)	103,609

Total Operating Expenses	125,115	13,889	2,737	(9)	141,732

Operating Income (Loss)	$28,757	$(5,327)	$(600)	$—	$22,830

Our Wireline revenue is derived primarily from local telephone service, including enhanced telephone services, network access charges, long distance toll service, dedicated data circuits, and communication services, such as broadband and dial-up Internet access services, web-hosting services, directory, and other revenue sources such as video and VoIP services. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area data networks. Our offerings include wireless networking solutions, security services, consultative information technology (“IT”) services and managed services.

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

On September 29, 2006, we completed the sale of assets of the Voice Systems Business to eComm. The fair value of the sale consideration was $3,000 and included $250 in cash paid on the closing date, the receipt of a $2,500 promissory note, with a fair value of $2,400, issued by eComm and a 10% equity interest in eComm, valued at $350, with a related put right. The promissory note is collateralized by a second priority security interest in the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. Monthly principal payments of $76 plus interest are due beginning February 1, 2007 and continuing through October 2009. The note bears interest at the U.S. prime rate plus 1.75%, with a minimum interest rate of 7.5%.

We did not receive the scheduled principal and interest payments from eComm on the note receivable since July 1, 2007. At December 31, 2007, the principal balance of the note was $2,121, the unamortized fair value discount was $72 and principal payments of $455 were past due. We are currently negotiating terms of a restructured note. Based on the results of management’s assessment, we recorded a reserve of $125 on the note and interest receivable for the year ended December 31, 2007. Although the terms of the restructured note are not finalized, we received a $34 payment on March 11, 2008. We will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable. The Voice Systems Business represented a component of our Systems Integration segment and, accordingly, the results of operations have been classified as a discontinued operation for all periods presented in the consolidated statements of income.

Consolidated Operations

Overview of 2007 Compared to 2006

In 2007, consolidated revenues decreased $9,519, or 5.9%, to $152,549, from $162,068 in 2006. The primary reason for the decrease was a reduction in Wireline directory revenue of $10,289, primarily reflecting the impact of a new contract relating to three of our four directories which became effective in the fourth quarter of 2006, partially offset by other Wireline revenue increases of $2,104. Systems Integration segment revenue decreased $1,261 primarily due to the expiration of a customer contract on March 31, 2007, that was partially offset by increased computer equipment sales. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

We have entered into a new three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and the first quarter of 2007 for the third directory. As a result, our directory revenue, as the three new directories are published, will only be the annual fee paid to the Company for access to our customers. This arrangement will decrease directory revenues by $700 in 2008. Our directory expense will also decrease by $300 in 2008. The net effect of the decrease in directory revenue and expense will result in a reduction in operating income of approximately $400 in 2008.

In 2007, consolidated operating expenses decreased $11,646, or 8.3%, to $127,910, from $139,556 in 2006. The primary reasons for the decrease were a reduction in Wireline directory expense of $9,550, primarily as the result of the new directory contract described previously and the depreciation and amortization expense decrease in the Wireline segment of $3,566. The decrease in depreciation and amortization expense resulted primarily from a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and certain fixed assets becoming fully depreciated in the first six months of 2007. All other Wireline operating expenses increased $1,301 and Systems Integration operating expenses decreased $133. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating income from continuing operations increased $2,127, to $24,639, for 2007, from $22,512 in 2006. Operating income as a percentage of revenue increased to 16.2% in 2007, compared to 13.9% in 2006.

Net income was $10,639, or $0.74 per share, in 2007 compared to net income of $6,742, or $0.47 per share, in 2006. The primary reasons for the increase in net income were an operating income increase of $2,127, an other income increase of $3,455 primarily due to the payoff of a note receivable that was fully reserved on our balance sheet, and the reduction in loss from discontinued operations of $1,508, partially offset by an increase in income taxes of $3,784.

Overview of 2006 Compared to 2005

In 2006, consolidated operating revenues from continuing operations decreased $2,494, to $162,068, from $164,562 in 2005. The major reason for the decrease was a reduction in Systems Integration revenue of $1,917, primarily as a result of the expiration of a major computer services contract as of June 30, 2005. Corporate and other revenue decreased $549 due to a reduction in support services provided to PenneCom and Pilicka. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

In 2006, consolidated operating expenses from continuing operations decreased $2,176, to $139,556, from $141,732 in 2005. Wireline operating expenses declined $515 and Systems Integration operating expenses decreased $987. Corporate and other expenses declined $675 due to a reduction in the costs to provide support services to PenneCom and Pilicka. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating income from continuing operation decreased $318, to $22,512, for 2006, from $22,830 in 2005. Operating income as a percentage of revenue was 13.9% in both 2006 and 2005.

Net income decreased $6,969, to net income of $6,742 in 2006 from net income of $13,711 in 2005, primarily due to the reduction in gains on investments of $5,860, lower equity in net income (losses) of affiliates of $1,180, the 2006 loss on early extinguishment of debt of $1,103 and the increased loss from discontinued operations of $1,418, partially offset by the decrease in income taxes of $2,422. The gain on investment of $1,035 in 2006 was a result of a recovery of our advances to Eurotel beyond amounts previously estimated. Gains on investments were $6,895 in 2005 as a result of the sale of our interests in Pilicka and PenTeleData.

Wireline Segment Results

Summary Operating Results

	2007	2006	2005
Revenues:
Local Telephone Service	$48,976	$47,748	$46,874
Network Access	45,288	47,566	50,585
Long Distance	20,804	21,494	21,566
Communication Services	23,337	19,493	16,588
Directory	5,211	15,500	16,012
Other	2,042	2,042	2,247

Total Revenues	145,658	153,843	153,872

Depreciation and Amortization	33,206	36,772	36,376
Other Operating Expenses	79,579	87,828	88,739

Total Operating Expenses	112,785	124,600	125,115

Operating Income	$32,873	$29,243	$28,757

Operating Income % of Revenues	22.6%	19.0%	18.7%

Customer Connections at December 31:
RLEC Access Lines	124,600	129,848	134,698
CLEC Access Lines	46,002	43,720	40,796
DSL/High-Speed Internet	38,333	31,724	22,504
Dial-up Internet Subscribers	3,254	5,337	7,959
Video	7,986	7,437	6,630
Web-Hosting	1,009	951	952

Total	221,184	219,017	213,539

Wireline segment revenues decreased $8,185, or 5.3%, in 2007 and decreased $29 in 2006. In 2007, local private network revenue increased $711 due to additional circuits in service. Other local exchange revenue increased $702 due primarily to additional custom calling feature revenue resulting primarily from a July 1, 2007 price increase. Basic local telephone revenue decreased $143 as a result of a decline in RLEC access lines partially offset by increases in CLEC access lines and the July 1, 2007 RLEC rate increases. Interstate network access revenue declined $2,315 due to lower NECA settlements of $2,774 partially offset by increases in the minutes of use and the average rate per minute of use. Intrastate network access revenue decreased $221 primarily due to one-time items recorded in 2006, including a customer billing adjustment of $352, a reversal of a $165 revenue reserve recorded in 2005 and a $224 reduction in revenue as a result of a billing error correction in the second quarter of 2006. Intrastate access revenue decreased due to lower rates from July 1, 2007 to November 15, 2007 compared to the same period of 2006, resulting from the PA PUC’s decision on July 11, 2007 disallowing the July 1, 2006 rate increase for billing periods subsequent to November 15, 2006. The decline was partially offset by the additional intrastate access revenue from higher minutes of use. Network access revenues also decreased approximately $402 due to lower subscriber line charges as a result of the decline in RLEC access lines. Special network access revenue increased $687 as a result of an increase in the average rate per circuit. Long distance toll revenues decreased $899 due to a reduction in the average rate per minute of use while long distance circuit revenue increased $210. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $3,453 attributable to subscriber growth, additional video revenue of $311 due to additional subscribers and increased rates and an equipment rental revenue increase of $237 related to the increased DSL/high-speed Internet and video revenue, partially offset by a reduction in dial-up Internet revenue of $412. Directory revenue decreased primarily as the result of three of our four directories being published under the new contract described previously.

In 2006, local telephone service revenue increased $874 as a result of increased CLEC access lines for new business customers, August 2005 rate increases and growth in private network circuits, partially offset by a decline in RLEC access lines. Network access revenue decreased $3,019, due to decreases of approximately $694 in special access revenue resulting primarily from lower rates and fewer circuits, a $590 reduction in interstate access revenues resulting primarily from lower rates and minutes of use, a $663 reduction in NECA settlements resulting primarily from the changes in the NECA average schedule settlement formulas effective in July 2006, a $971 reduction in intrastate access revenue resulting primarily from decreased minutes of use offset by the effect of a rate increase on July 1, 2006, a $224 reduction in intrastate access revenue as a result of a billing error correction in the second quarter of 2006 and a $496 reduction in subscriber line charges due to the decline in access lines. These network access decreases were partially offset by a $330 increase in intrastate access revenue as a result of the 2006 reversal of a $165 revenue reserve recorded in 2005 and a one-time intrastate access customer billing adjustment of $352 in 2006. Long distance circuit revenue increased $1,622 from additional circuits while long distance toll revenue decreased $1,694 due to a decline in the average rate per minute of use and lower minutes of use. Communications services revenue increased $2,905 primarily due to increased DSL/High-Speed Internet revenue of $3,050 as a result of increased subscribers, offset by a reduction in the average revenue per subscriber, and higher video revenue of $275, partially offset by a $648 decrease in dial-up revenue due to a decline in subscribers. Directory revenue decreased $512 from the net result of a $1,851 revenue reduction due to two of our four directories being published under the new contract described previously, which became effective in the fourth quarter of 2006 with the contract accounted for under the net accounting method versus the gross accounting method, partially offset by a revenue increase of $1,339 as a result of the higher published values of the directories prior to the effective date of the new contract. Other revenue decreased $205 primarily from a lower volume of products sold.

In 2007, depreciation expense decreased approximately $1,906 due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and approximately $3,413 due to certain fixed assets becoming fully depreciated in the first six months of 2007, partially offset by the depreciation expense on fixed assets placed in service in the current year. Directory expense decreased $9,550 primarily as the result of three of our four directories being published under the new contract described previously. Consulting fees decreased $366 primarily due to expenses incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Leased communications facilities expense decreased $475 primarily due to a one-time vendor billing charge of $248 for fiber circuits in May 2006 and a reduction in pole attachment fees. Customer billing expenses decreased $650 as a result of vendor rate reductions that became effective January 1, 2007. Cost of services decreased $492 primarily due to a decline in costs realized from longer-term purchase agreements and billing credits from vendors, a decline in the number of CLEC customers served with facilities of other providers partially offset by an increase in video expenses due to increased programming costs and additional subscribers. Wages increased $157 primarily due to merit pay increases that became effective in March 2007 and 2006, partially offset by a reduction in personnel and overtime hours in the current year. Employee benefits increased $728 due to increased pension expense of $424 as a result of recognizing the cumulative effect of an error in the actuarial valuation of our defined benefit pension plan in the third quarter of 2007, and an increase in health insurance costs due to a reduction of our estimate of health insurance expenses recognized in the second quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses increased $234 due to better performance compared to the incentive targets. Uncollectible expense increased $279 primarily as a result of a reduction in the accounts receivable reserve for our CLEC markets in 2006 and increased network access accounts receivable write-offs. Corporate overhead expenses increased $414 as a result of the increase in total corporate overhead expenses allocated to all business segments. Corporate overhead expenses also increased $438 as a result of the Wireline segment receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Network access expenses increased $676 due to increased minutes of use and the average rate per minute of use partially offset by a $119 reduction in accruals for estimated network access costs. Universal service fund expenses increased $196 due to an increase in contribution rates.

In 2006, depreciation increased $396 due to asset additions, partially offset by the effect of changes in the estimated lives of various RLEC fixed assets in 2005. Corporate overhead expenses decreased $979 primarily due to a decrease in the total corporate overhead expense allocated to all business segments, partially offset by a $167 increase in the Wireline’s allocation of corporate overhead expenses. Directory expense decreased $670 from the net result of a $1,636 expense reduction due to two of our four directories being published under the new contract described previously, which became effective in the fourth quarter of 2006 with the contract being accounted for under the net accounting method versus the gross accounting method, partially offset by an expense increase of $966 due to higher publishing costs prior to the effective date of the new contract. Network access expense decreased $1,396 primarily from a reduction in long distance minutes of use, a $179 reduction of the estimated costs owed to wireless carriers for local calls made by our customers to the wireless carriers’ customers and the savings achieved from an agreement to provide a least-cost routing service for completion of long distance toll calls. Consulting fees increased $346 primarily due to the data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Employee benefits increased $535 primarily from short-term incentive plan expenses. Cost of services increased $1,309 as a result of the increase in facilities that we lease from other companies that provide local service to our increased number of CLEC customers, additional long distance circuits, a one-time $181 increase in an estimate for circuit costs and a one-time vendor billing adjustment of $248 for fiber circuits. Operating income increased $3,630, or 12.4%, in 2007 and increased $486, or 1.7%, in 2006.

Local telephone service revenues are projected to grow moderately as additional private line and dedicated circuits are placed in service. While RLEC access lines are expected to decline, we anticipate growth in CLEC access lines in our existing markets. Our strategy to place more CLEC lines, both new and existing, on our own network is expected to increase the operating margin of those lines by eliminating the need for leasing more costly facilities from other local exchange carriers. Network access revenues are projected to decrease due to declining minutes of use and less favorable NECA settlements for average schedule companies. Long distance toll revenues are expected to decrease due to increased competition and tighter margins, as competitors, such as wireless carriers and VoIP providers, continue to offer unlimited minute pricing. Revenue growth in providing broadband communication services is projected to increase as customer demand for greater speed and bandwidth continues. We expect continued growth in DSL/High-speed Internet customers, while the demand for dial-up access is decreasing rapidly. At the same time, we expect declines in directory revenues as described previously.

Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLECs future revenues. The average schedule settlement formulas, which were effective July 1, 2006 and July 1, 2007, included a two-year transition period for implementing the new calculations. We estimate that the total combined effect of the July 2006 and July 2007 changes in NECA average schedule settlement formulas on consolidated network access revenues, based on 2007 access lines and minutes of use, will be a reduction of approximately $900 during fiscal year 2008, and further reductions of approximately $700 during fiscal year 2009 and $100 during fiscal year 2010.

The subsection “Pennsylvania Regulation” under “Business — Regulatory Environment,” above, contain an extensive discussion on our July 1, 2006 RLEC network access rate increases which were approved by the PA PUC. However, on July 11, 2007, the PA PUC rescinded its earlier decision allowing the July 1, 2006 rate increases. The PA PUC approved our request to increase local service rates effective July 1, 2007, in accordance with our Chapter 30 Plan. The new monthly rates are designed to generate an increase in annual consolidated revenue of approximately $1,600. The actual annual revenue increase will be different from this amount to the extent that actual access lines differ from the historical data that we used in developing the new rates.

Depreciation and amortization expense is expected to decline approximately $4,600 in 2008 with a further reduction of approximately $1,000 in 2009 due to several reasons, including the July 2007 revisions in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties, certain fixed assets becoming fully depreciated in the first six months of 2007 and certain fixed assets becoming fully depreciated in 2008.

Systems Integration Segment Results

Summary Operating Results

	2007	2006	2005
Revenues	$5,384	$6,645	$8,562

Depreciation and Amortization	272	714	1,002
Goodwill and Intangible Asset Impairments	5,158	1,892	—
Other Operating Expenses	7,339	10,296	12,887

Total Operating Expenses	12,769	12,902	13,889

Operating Loss	$(7,385)	$(6,257)	$(5,327)

Operating Loss % of Revenues	(137.2)%	(94.2)%	(62.2)%

Systems Integration segment revenues decreased $1,261, or 19.0%, in 2007 and $1,917, or 22.4%, in 2006. In 2007, communications services revenue decreased $1,962 primarily due to the March 31, 2007 expiration of a contract with a retail services customer. Communication products sold increased $701 due to additional computer equipment sales. As a result of the expiration of this contract, Systems Integration revenue is expected to decline, based on 2007 levels, approximately $800 in 2008. We estimate that the loss of this contract will not have a negative impact on operating income (loss). In 2006, communications services revenue decreased $1,781 primarily as a result of the expiration, on June 30, 2005, of a large government services contract and communications products sold decreased $136.

Operating expenses decreased $133, or 1.0%, in 2007 and $987, or 7.1%, in 2006. In 2007, operating expenses decreased primarily due to the expiration of the contract referenced above. Labor, benefits and vehicle expenses decreased $1,571, $477 and $213, respectively, due to the contract expiration and a reduction in number of employees. Rent expense decreased $191 due to a reduction in office space. Depreciation and amortization decreased $443 due to equipment disposals as a result of the contract expiration and certain intangible assets becoming fully amortized in the prior year. Corporate overhead expenses decreased $322 as a result of the reduction in allocation of corporate overhead expenses to this segment. Gain on sales of equipment increased $104 due to the disposition of equipment as a result of the contract expiration. Costs of products sold increased $200 in conjunction with the increased communication products sold and goodwill and intangible asset impairments increased $3,266. A non-cash goodwill impairment of $5,158, which was the entire balance of goodwill of this segment, was recognized as of December 31, 2007 based on management’s assessment of the change in circumstances that had the effect of reducing fair value of the Systems Integration segment below the carrying value. As a result of a change in strategic direction to focus on serving only core customers, an estimate of future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill in the Systems Integration segment. In 2006, wages, benefits and subcontractor services decreased $2,044, rent expense decreased $168 due to a reduction in office space, depreciation and amortization decreased $287 and the corporate overhead expense allocation decreased $276. These expense decreases were partially offset by a non-cash intangible asset impairment loss of $1,892. Operating losses increased $1,128 in 2007 and $930 in 2006.

In the Systems Integration segment, we will continue to focus on the promotion and sale of professional services, network management and managed services, which generally provides recurring revenue. We plan to further align the segment’s core service of information technology solutions with the products and services that we offer to our Wireline segment customers with the initial goal of a smaller Systems Integration segment, without operating losses, that will ultimately grow as new products and services are developed and deployed. We have integrated Systems Integration’s sales team into our existing Wireline sales management structure, allowing us to streamline our employee count. We have assessed our sales results and modified our compensation plans to place more emphasis on the development of new business. We have attained Microsoft Gold Certified Partner status, which provides us with additional support and training from Microsoft. We continue to enhance our Cisco qualifications and certifications around core network infrastructure, architecture and design skills, which directly complement our Wireline products and services.

On September 29, 2006, we completed the sale of assets of the Voice Systems Business to eComm under an Asset Purchase Agreement dated September 13, 2006. The fair value of the sale consideration was $3,000 consisting of cash of $250 paid on the closing date, a promissory note for $2,500, with a fair value of $2,400, issued by eComm and a 10% equity interest in eComm, valued at $350, with a related put right. We recognized a $1,020 loss, net of taxes, on the sale. The financial results of the Voice Systems Business, prior to the sale, are reported as discontinued operations for all periods presented. The Voice Systems Business generally consisted of our TDM voice telephone equipment business, but did not include the professional data and information technology services, security, design and network monitoring operations of our Systems Integration segment.

Other Income (Expense)

2007 Compared to 2006

Other income (expense) was a net expense of $6,686 in 2007, compared to a net expense of $10,732 for the same period in 2006. Interest expense decreased to $14,928 in 2007, compared to $15,274 in the same period of 2006, as a result of reductions in debt and lower interest rate margins resulting from a credit facility amendment in September 2006, partially offset by increases in short-term interest rates. In the third quarter of 2006, we incurred a non-cash loss on early extinguishment of debt of $1,103 as a result of amendments to our long-term debt on September 19, 2006, which is described in more detail below.

Other income was $8,245 in 2007 compared to $4,790 in 2006. We recorded income of $588 in 2007 from proceeds of a key-person life insurance policy in excess of the cash surrender value, of which the Company was the named beneficiary. Interest income increased approximately $513 due to higher cash balances throughout 2007 and interest earned on the note receivable from eComm. Other income included $6,114 of interest income and principal payments collected in 2007 on the note received from the sale of assets of Conestoga Wireless compared to $3,613 of principal and interest received in 2006. The note was paid in full in the fourth quarter of 2007. The note receivable was fully reserved on our balance sheet because the note receivable was from a highly leveraged entity and the business sold had not generated positive cash flow prior to its sale. Thus, the Company recognized income upon collection of the principal and interest.

2006 Compared to 2005

Other income (expense) for 2006 was an expense of $10,732 compared to an expense of $3,077 in 2005. Our equity in net income (losses) of affiliates decreased $1,180, to a loss of $180, in 2006 compared to an income of $1,000 in 2005. The 2006 loss of $180 includes our share of EuroTel’s operating expenses. Our 2005 equity in net income of EuroTel included our share of EuroTel’s gain on the sale of its direct ownership interest in Pilicka in the amount of $1,563 offset by EuroTel’s operating expenses in 2005. We did not recognize any equity in losses of Pilicka in 2005 since we wrote our investment in Pilicka to zero at December 31, 2004 and had no legal obligation, nor intention, to provide future funding to Pilicka.

Interest expense increased $1,097 as a result of increases in short-term interest rates. We recorded gains on investments of $1,035 and $6,895 in 2006 and 2005, respectively. In 2006, we incurred a loss on early extinguishment of debt of $1,103, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $56 of debt issuance costs related to the amended credit facility. We recorded the 2006 gain on investments as a result of a $1,035 recovery of our advances to Eurotel beyond amounts previously estimated. We sold our interest in PenTeleData in March 2005 resulting in a gain of $2,043. In December 2005, we sold our direct ownership interest in Pilicka resulting in a gain of $4,852.

Other, net was income of $4,790 in 2006, compared to income of $3,205 in 2005. Other, net included $3,613 of interest income and principal payments collected in 2006 on the note received from the sale of assets of Conestoga Wireless compared to $2,073 of interest income and principal payments received in 2005. The note was paid in full in the fourth quarter of 2007. We recognized income upon collection of the note principal and interest as this note receivable was from a highly leveraged entity and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable was fully reserved on our balance sheet.

Income Taxes

Federal and state income taxes were an expense of $7,249 in 2007 compared to the 2006 income tax expense of $3,465 and the 2005 income tax expense of $5,887. The effective tax rate of 40.4% for 2007 was higher than the federal statutory rate by 5.4%. Of this percentage difference, approximately 7.8% was due to a permanent book to tax difference of $3,980 on the goodwill impairment. The permanent book to tax difference of $519 on the key-person life insurance gain provided a 1.0% reduction in the effective tax rate. The remaining difference was primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense.

The effective tax rate of 29.4% for 2006 was lower than the federal statutory rate by 5.6%. Of this percentage difference, approximately 4.5% was due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense including the effect of the non-cash intangible asset impairment loss. The 2005 effective tax rate of 29.8% was lower than the federal statutory rate by 5.2%. Of this percentage difference, approximately 2.7% was due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense. A change in valuation allowances on deferred tax assets caused a 11.1% decrease in the effective tax rate for 2005 while a 9.6% increase was the result of the change to our deferred tax liabilities calculated at the federal statutory rate of 35% compared to 34% in prior years.

Discontinued Operations

The losses from discontinued operations of $1,508 and $90 in 2006 and 2005, respectively, were from our Voice Systems Business, which was sold in September 2006.

Accelerated Vesting of Stock Options

On December 21, 2005, the Executive Committee of the D&E Board of Directors approved the accelerated vesting of certain employee stock options that were granted under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. or the Conestoga Enterprises, Inc. 1999 Stock Option Plan, which would have been unvested as of December 31, 2005 and had exercise prices greater than the closing price at December 20, 2005 of $8.41 per share. As a result of this acceleration of the vesting, options to purchase 22,041 shares of our common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remained unchanged. The decision to accelerate the vesting of these options was made to reduce non-cash compensation expense that would have been recorded in our income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment,” in January 2006. As a result of this action, we did not recognize compensation expense, net of taxes, of $38 in 2006, nor were we required to recognize compensation expense relating to these stock options, net of taxes, of $19 in 2007.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial. Management anticipates that this trend will continue in 2008. However, changes in market interest rates can have an impact on our results of operations due to our indebtedness of $193,950, of which $93,000 is variable rate debt, as of December 31, 2007.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with operating cash and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	2007	2006	2005
Net cash provided by (used in) continuing operations:
Operating activities	$42,148	$37,754	$41,249
Investing activities	(7,661)	(28,440)	(20,031)
Financing activities	(19,743)	(16,008)	(19,461)

	$14,744	$(6,694)	$1,757

The primary reasons for the increase in cash flows from operating activities in 2007 were a $2,880 reduction in income tax payments made during the period compared to the same period of 2006 as a result of a $3,100 tax payment in the first quarter of 2006 for the 2005 tax year and the increase in operating accounts payable in 2007 compared to decreases in operating accounts payable in 2006. The primary reason for the decrease in 2006 was an increase in income tax payments of $3,623 and the reduction in operating liabilities in 2006 compared to increases in operating liabilities in 2005. Heightened competition in the telecommunications industry could affect future cash flows related to continuing operations. See “Business — Risk Factors” above.

Net cash used in investing activities was $7,661 in 2007 and consisted primarily of $22,457 for capital expenditures, purchase of short-term investments of $3,187 and acquisition of a customer list intangible asset of $606, offset by proceeds from sale of short-term investments of $10,933, receipt of life insurance proceeds of $1,000 and $5,879 of principal collected on notes receivable. The capital additions by major categories and the approximate dollars paid on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our Wireline operating systems — $15,100;

•	computers and software separate from the telephone network operations primarily for upgrades to our operating systems — $4,300.

Net cash used in investing activities was $28,440 in 2006 and consisted primarily of $24,778 for capital expenditures, purchase of short-term investments of $16,123 and advances to affiliates of $390, offset by proceeds from sale of short-term investments of $8,377, repayments of advances to EuroTel of $1,035 and $2,875 of principal collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars paid on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our Wireline operating systems — $17,100;

•	computers and software separate from the telephone network operations primarily for upgrades to our operating systems — $5,900.

Net cash used in investing activities was $20,031 in 2005 and consisted primarily of $31,087 for capital expenditures and advances to affiliates of $315, offset by proceeds from sale of investments of $7,762, repayments from affiliates of $1,563 and $1,500 of principal collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital additions by major categories and the approximate dollars paid on each were:

•	digital switching and circuit equipment, computers and software, and poles and cable purchases to upgrade our Wireline operating systems — $19,900;

•

computers and software separate from the telephone network operations primarily for upgrades to our operating systems, a service call management system and a mapping system for our Wireline network facilities — $8,300.

Net cash used in financing activities in 2007 was $19,743, consisting primarily of $13,066 of payments on long-term debt, including voluntary principal payments of $6,000 and $6,885 used for payment of dividends. We received cash proceeds of $205 for new shares of common stock issued.

Net cash used in financing activities in 2006 was $16,008, consisting primarily of $10,057 used for a net long-term debt reduction, including voluntary principal payments of $1,500, $6,839 used for payment of dividends and $400 used for payment of debt issuance costs related to the amendment of our credit facility in September 2006. We received cash proceeds of $1,064 from the termination of interest rate swap agreements and $224 for new shares of common stock issued.

Net cash used in financing activities in 2005 was $19,461, consisting primarily of payments on long-term debt of $13,000, dividend payments of $6,825, offset by $364 received for new shares of common stock issued. The payments on long-term debt of $13,000 consisted of scheduled payments of $10,000 and a voluntary prepayment of $3,000.

External Sources of Capital at December 31, 2007

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

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio, or a one, two, three or six month LIBOR rate plus 1.50% to 2.00% depending on the Company’s leverage ratio. At December 31, 2007, the average interest rate was 6.62%. The Revolving Loan also requires a quarterly commitment fee of 0.25% on the unused portion. There were no borrowings on the Revolving Loan in 2007.

The Senior Secured Term Loan A (“Term Loan A”) is a term note maturing June 30, 2011. Term Loan A bears interest at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio, or a one, two, three or six month LIBOR rate plus 1.50% to 2.00%, depending on the Company’s leverage ratio. At December 31, 2007, the average interest rate was 6.84%. Term Loan A requires quarterly principal payments of $500 through the first quarter of 2011 and one final principal payment in the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a term note maturing December 31, 2011. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75% or a one, two, three or six month LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. At December 31, 2007, the average interest rate was 6.91%. Term Loan B requires quarterly principal payments of $375 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment on December 31, 2011.

The Secured Term Loans bear interest at a fixed rate of 9.0% and require quarterly principal payments of $875 through the fourth quarter of 2014.

The following table reflects maturities of senior secured debt at December 31, 2007 under the September 19, 2006 credit facility.

Year
2008	$7,000
2009	7,000
2010	7,000
2011	161,000
2012	3,500
Thereafter	7,000

$192,500

As of December 31, 2007, $25,000 of the Revolving Loan was available for borrowing and the full amount can be borrowed without violating any of the financial covenants. Our ratio of total debt to total debt plus capital decreased to 50.6% at December 31, 2007 from 52.5% at December 31, 2006 due to the increase in shareholders’ equity and decrease in long-term debt during 2007. The amended credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, a limit of $10,000 in annual dividend payments, and restrictions upon additional indebtedness, mergers, acquisitions, the disposition of assets, sale and leaseback transactions and capital lease payments.

The following table reflects the financial covenant ratio requirements, at December 31, 2007, under the September 19, 2006 credit facility.

Ratio	Requirement
Total Leverage Ratio = Indebtedness divided by Cash Flow	<3.75
Total Indebtedness to Total Capitalization Ratio	<60%
Proforma Debt Service Coverage Ratio = Cash Flow divided by next year’s Debt Service	>1.75
Fixed Charge Coverage Ratio = Cash Flow divided by Fixed Charges	>1.05

We were in compliance with the financial covenant ratio requirements listed above at December 31, 2007. The maximum Total Leverage Ratio covenant requirement in the September 19, 2006 credit facility declines to less than 3.25 after January 1, 2010.

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

Commitments, Contingencies and Projected Uses of Capital

Our most significant commitments for 2008, other than for operations, include capital expenditures, payment of principal and interest on our outstanding debt, the payment of common stock dividends, when and if declared, and other contractual obligations and commitments which are presented below. We believe that we will have sufficient resources to meet these commitments, contingencies and projected uses of funds.

The following table sets forth our long-term contractual obligations and the periods in which payments are due:

	Payments Due by Period
Obligation	Total	2008	2009- 2010	2011-2012	Thereafter
Debt maturing within one year (a)	$7,000	$7,000	$—	$—	$—
Long-term debt	185,500	—	14,000	164,500	7,000
Interest expense	47,158	13,450	24,950	8,154	604
Operating leases	1,641	636	667	230	108
Capital lease obligation	2,202	168	336	336	1,362
Defined benefits plans (b)	13,500	5,200	8,300	—	—
Purchase commitments (c)	11,966	4,262	6,306	1,356	42

Total	$268,967	$30,716	$54,559	$174,576	$9,116

(a)	Scheduled principal payments consist of $2,000 on Term Loan A, $1,500 on Term Loan B and $3,500 on the secured fixed rate term loans.
(b)	The payments due represent expected contributions to defined benefit plans in the next three years. Amounts that may be due thereafter are not determinable.
(c)	We have contract commitments to purchase third-party network circuits, billing services and equipment maintenance. These commitments represent the total gross payments due under contract.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, asset depreciation, long-lived and indefinite lived assets, goodwill, retirement benefits, network access costs, income taxes and contingencies. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

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

Our Wireline pricing is subject to oversight by both state and federal regulatory commissions. Regulations promulgated by these commissions also cover services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from our Wireline operations. We monitor these proceedings closely and make adjustments to revenue accordingly.

We receive a portion of our interstate access revenues in our Wireline segment from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from or pay into the settlement pools differ from the amounts that we have recorded as accounts receivables or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. We recorded an increase in communications service revenue of approximately $520, $668 and $601 in 2007, 2006 and 2005, respectively, as a result of revisions of the estimated interstate revenue we expect to receive from or refund to the NECA settlement pools in the future. Our estimate is based on an FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which interstate rate-of-return exceeds FCC authorized levels if the rates for those periods were deemed to be lawful rates.

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. The federal USF and the PA USF were established to support the cost of telecommunication operations in rural markets. Gross revenue from the PA USF is recognized by our RLECs based on a fixed minimum amount that could increase on an annual basis if access lines increased. Gross revenues from the federal USF are recognized by our RLECs based on discounts provided to residential customers and based on formulas calculated by NECA that use both access lines and minutes of use to determine costs permitted to be recovered by the fund. These formulas are updated by NECA annually and the discounted revenues, access lines and minutes are reported monthly by the Company to NECA for the period in which they were earned. Gross revenues from the federal USF are recognized by our CLEC based on access lines reported for the period in which they were earned. For the years ended December 31, 2007, 2006 and 2005, we recognized network access revenue of $7,385, $8,874, and $9,594, respectively, for universal service support. We also pay into the federal USF and the PA USF. For the years ended December 31, 2007, 2006 and 2005, the Company recognized communication service expense of $2,725, $2,529 and $2,725, respectively. We bill our customers a federal universal service charge to cover most of our universal service costs. Universal service costs not recovered through billings to customers are recovered through the NECA settlement process.

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

In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings. During 2007 and 2005, we revised the estimated useful lives of certain fixed assets to update composite rates for our regulated telephone property.

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

Impairment of Goodwill and Indefinite-Lived Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step is to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors.

The Company most recently performed its annual impairment test as of April 30, 2007. Based on the results of management’s assessment, no impairment of goodwill and indefinite-lived intangible assets was deemed to have occurred at that time. However, as a result of a change in strategic direction in the Systems Integration segment to focus on serving only core customers, an estimate of future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill in the segment. Therefore, we recognized a non-cash goodwill impairment charge of $5,158 in the fourth quarter of 2007, which was the entire balance of goodwill of the Systems Integration segment. Significant judgment is required to determine the fair value of reporting units, the estimation of future cash flows, the estimation of discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit. If forecasts and assumptions used in the assessment analysis change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized as an asset or liability in a company’s statement of financial position and the changes in that funded status to be recognized through other comprehensive income in the year in which the changes occur. Prior to the adoption of SFAS 158, we accounted for our retirement benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur. Our pension expense for 2007 would have increased approximately $108 if our assumed investment return were one quarter of a percent lower. The expense would have increased approximately $238 if our assumed discount rate were one quarter of a percent lower or decreased $227 if our assumed discount rate were one quarter of a percent higher.

Income Taxes

We file a consolidated federal income tax return. We have two categories of income taxes: current and deferred. Current taxes are those amounts we expect to pay when we file our tax returns. Since we must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes, we record the tax effects of those differences as deferred tax assets and liabilities in our consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect or expected to be in effect when those temporary differences reverse.

Management’s judgment is required in determining the provision for current income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the deferred tax assets. A valuation allowance is established for any deferred tax asset that we may not be able to use in the preparation and filing of our future tax returns. We have recorded a valuation allowance due to uncertainties related to the ability to utilize some of the deferred tax assets.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company recognized a $932 tax benefit, consisting of an $840 decrease in goodwill and a $92 increase in retained earnings. The increase in retained earnings consisted of the recognition of an interest receivable of $142 less taxes of $50.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or a liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Accordingly, the Company will adopt SFAS 157 in January 2008, except as it applies to nonfinancial assets and nonfinancial liabilities within the scope of the FSP. The Company is currently evaluating the impact, if any, SFAS 157, as amended, will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for the Company in January 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for the Company in January 2009. The Company is currently evaluating the impact, if any, SFAS 141R will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company in January 2009. The Company is currently evaluating the impact, if any, SFAS 160 will have on its financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks

Monetary amounts presented in the following discussion are in thousands.

Our cash flows and earnings are exposed to fluctuations in interest rates due to variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate as provided in our loan agreement. As of December 31, 2007, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans	$24,500	9.00%	$26,084
Senior Secured Term Loans (fixed to September 2009 through interest rate swaps)	75,000	7.04%	75,000

	99,500	7.52%	101,084
Subject to interest rate fluctuations:
Senior Secured Term Loans	93,000	6.78%	93,000

Total debt	$192,500	7.17%	$207,294

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $465 for each 50 basis points above the current rates. If rates were to decline, we would realize reductions in interest expense of approximately $465 for each 50 basis point decrease in rates.

We have entered into interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. At December 31, 2007, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amounts	Average Pay Rate	Average Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	6.66%	$1,330
08/01/07 to 09/21/09	25,000	6.81%	6.66%	514

	$75,000			$1,844

If interest rates rise above the rates fixed by these swaps, we could realize other income of $375 for each 50 basis points above the fixed rates. If rates were to decline, we would realize other expense of approximately $375 for each 50 basis point decrease in rates.

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

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rules 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures, without limitation, include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Based on an evaluation and assessment of internal controls over financial reporting, management has concluded that there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires D&E to include a report regarding the effectiveness of its internal control over financial reporting, in its Annual Report on Form 10-K for the year ending December 31, 2007. That report includes an assessment by D&E’s management of the design and operating effectiveness of its internal control over financial reporting as of the end of the fiscal year. To comply with the requirements of Section 404, the Company designed and implemented a comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise. Management’s report and assessment on the effectiveness of its internal control over financial reporting is included herein on page F-2.

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

The information required under this Item is incorporated by reference from the material captioned “Directors,” “Biographies of Non-Director Corporate Officers,” “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

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

Equity Compensation Plan Information

At December 31, 2007

Plan Category	(A) Number of securities issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	270,352	$10.60	301,410
Equity compensation plans not approved by security holders	—		—

Total	270,352	$10.60	301,410

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(b) Exhibits. See Index to Exhibits.

(c) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. On February 8, 2006, the SEC granted a request for waiver made by the Registrant to exclude the audited financial statements for Pilicka as of and for the year ended December 31, 2005, and the unaudited financial statements for EuroTel as of and for the year ended December 31, 2005, which are required by Rule 3-09 of Regulation S-X.

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

Appendix 1 IntraLATA Telecommunications Services, effective January 1, 1986;

Appendix 2 Ancillary Services, effective January 1, 1986;

Appendix 5 Jointly Provided Feature Group A Compensation effective July 24, 1986; and

Appendix 7 Extended Area Service, effective October 1,1988.

10.3	IntraLATA Compensation Agreement between the Pennsylvania Non-Bell Telephone Companies and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992.	Incorporated herein by reference from Exhibit 10.4 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.4	Agreement for the Distribution of Interstate Access Revenues between the National Exchange Carrier Association, Inc. and Denver and Ephrata Telephone and Telegraph Company, effective May 25, 1984.	Incorporated herein by reference from Exhibit 10.6 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

Exhibit No.	Identification of Exhibit	Reference
10.5	1999 Long-Term Incentive Plan of D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.5 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.6	2001 Stock Compensation Plan and Policy for Non-Employee Directors of D&E Communications, Inc.	Incorporated herein by reference from Exhibit A to D&E’s definitive proxy statement for its 2006 Annual Meeting of Shareholders filed April 14, 2006.

10.7	Conestoga Enterprises, Inc. 1999 Stock Option Plan.	Incorporated herein by reference to Exhibit 99.1 to D&E Registration Statement on Form S-8 filed by D&E on May 24, 2002.

10.8	Third Amended and Restated Credit Agreement Dated as of September 19, 2006 by and among D&E Communications, Inc. as borrower and CoBank, ACB as Administrative Agent, a Lead Arranger and a Lender and other Lenders referred to therein.	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on September 25, 2006.

10.9	Employment Agreement dated March 16, 2005 between James W. Morozzi and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by D&E on March 16, 2005.

10.10	Share Purchase Agreement among EuroTel LLC, HunTel Systems, Inc., Consolidated Companies, Inc., D&E Investments, Inc. and MNI S.A. dated November 14, 2005.	Incorporated herein by reference from Exhibit 10.16 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.11	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan.	Incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by D&E on January 24, 2008.

10.12	Interconnection Agreement between D&E Systems, Inc. and Verizon North Inc., effective September 1, 2001.	Incorporated herein by reference from Exhibit 10.18 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.13	Interconnection Agreement between D&E Systems, Inc. and Verizon Pennsylvania, Inc., effective September 1, 2001.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.14	Amendment to Employment Agreement dated January 4, 2007 between James W. Morozzi and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.15 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No.	Identification of Exhibit	Reference
10.15	Employment Agreement dated January 4, 2007 between Thomas E. Morell and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.16 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.16	Employment Agreement dated January 4, 2007 between Albert H. Kramer and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.17 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.17	Employment Agreement dated January 4, 2007 between W. Garth Sprecher and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.18 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.18	Limited Guarantee Agreement dated June 29, 2001 by Conestoga Enterprises, Inc. to Mountain Union Telecom, LLC.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.19	Release and Termination of Limited Guarantee Agreement between D&E Communications, Inc. and Crown Castle USA, Inc., successor to Mountain Union Telecom LLC, effective January 2, 2008.	Filed herewith.

10.20	Non-Compete Agreement dated March 12, 2008 between Stuart L. Kirkwood and D&E Communications, Inc.	Filed herewith.

21.	Subsidiaries of the Registrant.

21.1	Subsidiaries of D&E Communications, Inc.	Filed herewith.

23.	Consents.

23.1	Consent of PricewaterhouseCoopers LLP, Philadelphia, PA.	Filed herewith.

31.1	Certification of Chief Executive Officer.	Filed herewith.

31.2	Certification of Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer.	Filed herewith.

32.2	Certification of Chief Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2008

D&E COMMUNICATIONS, INC.

By:	/S/ HUGH G. COURTNEY
Hugh G. Courtney
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HUGH G. COURTNEY Hugh G. Courtney	Chairman of the Board	March 13, 2008

/S/ JAMES W. MOROZZI James W. Morozzi	President, Chief Executive Officer and Director (Principal executive officer)	March 13, 2008

/s/ THOMAS E. MORELL Thomas E. Morell	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal financial and accounting officer)	March 13, 2008

/s/ JOHN AMOS John Amos	Director	March 13, 2008

/S/ PAUL W. BRUBAKER Paul W. Brubaker	Director	March 13, 2008

/s/ FRANK M. COUGHLIN Frank M. Coughlin	Director	March 13, 2008

/s/ RONALD E. FRISBIE Ronald E. Frisbie	Director	March 13, 2008

/s/ JOHN C. LONG John C. Long	Director	March 13, 2008

/s/ G. WILLIAM RUHL G. William Ruhl	Director	March 13, 2008

/s/ STEVEN B. SILVERMAN Steven B. Silverman	Director	March 13, 2008

/s/ W. GARTH SPRECHER W. Garth Sprecher	Director	March 13, 2008

/s/ D. MARK THOMAS D. Mark Thomas	Director	March 13, 2008

/s/ RICHARD G. WEIDNER Richard G. Weidner	Director	March 13, 2008

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

The Company maintains accounting and internal control systems which are intended to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. Management maintains internal controls to assure that transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America. We are dedicated to maintaining high standards of financial accounting and reporting and are committed to providing financial information that is transparent, timely, complete, relevant, and accurate. Our systems have been designed to provide reasonable, but not absolute, assurance that financial records are adequate to allow for the completion of reliable financial information. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, we believe that these systems are adequate to achieve the stated objectives.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Management performed an assessment of the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of internal control over financial reporting and an evaluation of the design effectiveness of those controls. We also conducted testing on the design and operating effectiveness of our internal control over financial reporting. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included herein. As stated in their report, PricewaterhouseCoopers LLP has also audited D&E’s consolidated financial statements included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

of D&E Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of shareholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statements schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2, 16 and 17 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006, defined benefit pension and other post retirement plans as of December 31, 2006, and uncertain tax positions as of January 1, 2007.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA

March 12, 2008

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per-share amounts)
OPERATING REVENUES
Communication service revenues	$146,631	$156,862	$158,985
Communication products sold	3,046	2,252	2,653
Other	2,872	2,954	2,924

Total operating revenues	152,549	162,068	164,562

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	49,528	60,314	63,087
Cost of communication products sold	2,496	1,905	2,236
Depreciation and amortization	34,208	38,241	38,123
Marketing and customer services	13,910	13,458	13,790
General and administrative services	22,610	23,746	24,496
Goodwill and intangible asset impairments	5,158	1,892	—

Total operating expenses	127,910	139,556	141,732

Operating income	24,639	22,512	22,830

OTHER INCOME (EXPENSE)
Equity in net income (losses) of affiliates	(3)	(180)	1,000
Interest expense	(14,928)	(15,274)	(14,177)
Loss on early extinguishment of debt	—	(1,103)	—
Gain on investments	—	1,035	6,895
Other, net	8,245	4,790	3,205

Total other income (expense)	(6,686)	(10,732)	(3,077)

Income from continuing operations before income taxes and dividends on utility preferred stock	17,953	11,780	19,753

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	7,249	3,465	5,887
Dividends on utility preferred stock	65	65	65

Total income taxes and dividends on utility preferred stock	7,314	3,530	5,952

Income from continuing operations	10,639	8,250	13,801

Discontinued operations:
Loss from operations of Voice Systems Business, net of income tax benefits of ($253) and ($81)	—	(488)	(90)
Loss on sale of Voice Systems Business, net of income tax of $164	—	(1,020)	—

Loss from discontinued operations	—	(1,508)	(90)

NET INCOME	$10,639	$6,742	$13,711

Weighted average common shares outstanding (basic)	14,399	14,346	14,281
Weighted average common shares outstanding (diluted)	14,471	14,417	14,307

BASIC EARNINGS (LOSS) PER COMMON SHARE
Income from continuing operations	$0.74	$0.58	$0.97
Loss from discontinued operations	—	(0.11)	(.01)

Net income per common share	$0.74	$0.47	$0.96

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income from continuing operations	$0.74	$0.57	$0.96
Loss from discontinued operations	—	(0.10)	—

Net income per common share	$0.74	$0.47	$0.96

Dividends per common share	$0.50	$0.50	$0.50

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,845	$3,101
Short-term investments	—	7,746
Accounts and notes receivable, net of reserves of $500 and $609	14,688	16,037
Inventories, lower of cost or market, at average cost	2,666	2,704
Prepaid expenses	2,887	3,310
Other	2,520	1,150

TOTAL CURRENT ASSETS	40,606	34,048

PROPERTY, PLANT AND EQUIPMENT
In service	396,659	380,630
Under construction	6,648	5,504

	403,307	386,134
Less accumulated depreciation	237,243	214,722

	166,064	171,412

OTHER ASSETS
Goodwill	137,623	143,667
Intangible assets, net of accumulated amortization	148,376	153,072
Other	8,512	8,375

	294,511	305,114

TOTAL ASSETS	$501,181	$510,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,071	$7,066
Accounts payable and accrued liabilities	17,188	13,654
Accrued taxes	1,093	195
Accrued interest and dividends	816	1,149
Advance billings, customer deposits and other	4,709	4,880

TOTAL CURRENT LIABILITIES	30,877	26,944

LONG-TERM DEBT	186,879	199,950

OTHER LIABILITIES
Deferred income taxes	70,977	74,849
Other	23,128	21,806

	94,105	96,655

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares: 100,000 at December 31, 2007 and 2006 Outstanding shares: 14,425 at December 31, 2007 and 14,376 at December 31, 2006	2,571	2,563
Additional paid-in capital	163,037	162,010
Accumulated other comprehensive income (loss)	(7,216)	(5,028)
Retained earnings	48,147	44,651
Treasury stock at cost, 1,644 shares at December 31, 2007 and 1,640 shares at December 31, 2006	(18,665)	(18,617)

	187,874	185,579

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$501,181	$510,574

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,639	$6,742	$13,711
Add: Loss from discontinued operations	—	1,508	90

Income from continuing operations	10,639	8,250	13,801
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,208	38,241	38,123
Bad debt expense	693	592	485
Deferred income taxes	(3,500)	(3,870)	(3,587)
Equity in net income (losses) of affiliates	3	180	(1,000)
Gain on investments	—	(1,035)	(6,895)
Gain from cash recovery of note receivable	(5,500)	(2,875)	(1,500)
Gain from life insurance proceeds	(588)	—	—
(Gain) loss on retirement of property, plant and equipment	(134)	193	53
Goodwill and intangible asset impairments	5,158	1,892	—
Stock-based compensation expense	355	367	175
Loss on early extinguishment of debt	—	1,103	—
Changes in operating assets and liabilities:
Accounts receivable	656	1,364	(1,130)
Inventories	38	108	(122)
Prepaid expenses	492	4,955	272
Accounts payable and accrued liabilities	1,795	(5,382)	1,000
Accrued taxes and accrued interest	571	(3,476)	1,747
Advance billings, customer deposits and other	(170)	(5,555)	(497)
Other, net	(2,568)	2,702	324

Net Cash Provided by Operating Activities from Continuing Operations	42,148	37,754	41,249

CASH FLOWS FROM INVESTING ACTIVITIES Purchases of property, plant and equipment	(22,457)	(24,778)	(31,087)
Proceeds from sales of property, plant and equipment	777	564	546
Purchases of short-term investments	(3,187)	(16,123)	—
Proceeds from sales of short-term investments	10,933	8,377	—
Collection of notes receivable	5,879	2,875	1,500
Life insurance proceeds	1,000	—	—
Acquisition of customer list intangible asset	(606)	—	—
Proceeds from sale of investments	—	—	7,762
Investments in and advances to affiliates	—	(390)	(315)
Investment returns and repayments from affiliates	—	1,035	1,563

Net Cash Used in Investing Activities from Continuing Operations	(7,661)	(28,440)	(20,031)

CASH FLOWS FROM FINANCING ACTIVITIES Dividends on common stock	(6,885)	(6,839)	(6,825)
Proceeds from long-term debt financing	—	180,750	—
Payment of debt issuance costs	—	(400)	—
Payments on long-term debt	(13,066)	(190,807)	(13,000)
Termination of interest rate swap agreements	—	1,064	—
Proceeds from issuance of common stock	205	224	364
Excess tax benefits from stock compensation plans	51	—	—
Purchase of treasury stock	(48)	—	—

Net Cash Used in Financing Activities from Continuing Operations	(19,743)	(16,008)	(19,461)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	14,744	(6,694)	1,757
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Cash provided by (used in) operating activities of discontinued operations	—	(248)	364
Cash used in investing activities of discontinued operations	—	(282)	(313)

Net Cash Provided by (Used in) Discontinued Operations	—	(530)	51

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,744	(7,224)	1,808
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,101	10,325	8,517

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,845	$3,101	$10,325

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
COMMON STOCK
Balance at beginning of year	16,016	$2,563	15,962	$2,554	15,885	$2,542
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans	45	7	54	9	75	12
Common stock issued for stock options exercised	8	1	—	—	2	—

Balance at end of year	16,069	2,571	16,016	2,563	15,962	2,554

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		162,010		160,924		160,255
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans		956		1,086		652
Common stock issued for stock options exercised		71		—		17

Balance at end of year		163,037		162,010		160,924

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(5,028)		(5,598)		(6,574)
Adjustment to initially apply SFAS 158, net of tax		—		(2,102)		—
Defined benefit plans, net of tax		(821)		2,787		173
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(289)		(106)		—
Unrealized gain (loss) on derivative financial instruments, net of tax		(1,078)		(9)		803

Balance at end of year		(7,216)		(5,028)		(5,598)

RETAINED EARNINGS
Balance at beginning of year		44,651		45,083		38,513
Adjustment to adopt FIN 48		92		—		—
Net income		10,639		6,742		13,711
Dividends on common stock: $.50 per share for each year		(7,235)		(7,174)		(7,141)

Balance at end of year		48,147		44,651		45,083

TREASURY STOCK
Balance at beginning of year	(1,640)	(18,617)	(1,640)	(18,617)	(1,640)	(18,617)
Treasury stock acquired	(4)	(48)	—	—	—	—

Balance at end of year	(1,644)	(18,665)	(1,640)	(18,617)	(1,640)	(18,617)

TOTAL SHAREHOLDERS’ EQUITY	14,425	$187,874	14,376	$185,579	14,322	$184,346

COMPREHENSIVE INCOME (LOSS)
Net income		$10,639		$6,742		$13,711
Defined benefit plans, net of income taxes of ($582), $1,977 and ($44)		(821)		2,787		173
Reclassification adjustment for realized gain on derivative financial instruments, net of income taxes of ($205) and ($75)		(289)		(106)		—
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($765), ($6) and $566		(1,078)		(9)		803

Total comprehensive income		$8,451		$9,414		$14,687

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

1. Nature of Business

Description and Principles of Consolidation

D&E Communications, Inc. (“D&E” or the “Company”) provides integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. D&E’s consolidated financial statements include the accounts of: Denver and Ephrata Telephone and Telegraph Company; Conestoga Telephone and Telegraph Company; Buffalo Valley Telephone Company; D&E Systems, Inc.; CEI Networks, Inc.; D&E Networks, Inc.; Infocore, Inc.; D&E Wireless, Inc.; Conestoga Wireless Company and D&E Investments, Inc. for all periods presented. On January 1, 2006, CEI Networks, Inc. was merged into D&E Systems, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

D&E business segments are Wireline, Systems Integration and Corporate and Other. Effective January 1, 2007, the Company reorganized its internal management reporting in order to better align it with the current management structure. Based on the similar nature of services and products, operating processes and service delivery methods, the RLEC, CLEC, Internet Services, cable television and video operations are managed as one reportable segment, “Wireline.” The Systems Integration and Corporate and Other units will continue as distinct, reportable business segments. Segment information reported for the prior years has been recast to conform to the current year presentation. The Wireline segment provides its customers with a comprehensive package of communications services, including local and long distance telephone services, broadband services, Internet access, collocation facilities and, in certain of our markets, video services. The Systems Integration segment provides business customers with professional data and information technology services, network design, monitoring, security assessments and penetration tests. The Corporate and Other segment includes real estate leasing and support services operations.

D&E owned a one-third interest in EuroTel, LLC (“EuroTel”), a domestic corporate joint venture, until its dissolution effective May 4, 2007. EuroTel held a 100% investment in Pennecom BV (“PenneCom”), a Netherlands telecommunications holding company, until its dissolution effective January 26, 2007. As of May 4, 2007, the Company had no investments in or advances to affiliated companies. D&E accounted for its investments in EuroTel and Pilicka using the equity method of accounting. Under the equity method, D&E reports its interest in the entity as an investment in its consolidated balance sheets and its percentage share of the earnings or losses from the entity in its consolidated statements of income.

Regulatory Environment and Competition

D&E’s Wireline operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PA PUC”). The passage of the Telecommunications Act of 1996 (“TA-96”) provided comprehensive changes to federal and state regulations that govern telecommunications. On November 30, 2004, the Governor of Pennsylvania signed into law new Chapter 30 regulations that impacted D&E’s RLECs. The law provides additional options to promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. RLECs have the opportunity to make capital expenditures to have broadband services available to all consumers by December 31, 2008. As an offset to the increased capital expenditure requirements, the new law removes the two percentage points reduction used to calculate intrastate rates annually. The new law adds other provisions to further the advancement of broadband services to schools in Pennsylvania and provides a suspension of certain interconnection requirements until December 31, 2008 to companies with less than 50,000 access lines, which have agreed to accelerate universal broadband deployment. Consequently, in D&E’s two largest RLEC companies, competitors are still permitted to seek removal of the rural exemption from the more burdensome

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interconnection obligations for the purposes of entering those territories and using its services and facilities through interconnection agreements to provide competitive services. However, they are unable to do so in Buffalo Valley’s RLEC territory until after December 31, 2008.

D&E files its own tariff rates with the PA PUC for such services as dial-tone and custom calling features. D&E is a member of the National Exchange Carrier Association (“NECA”) and participates in their pools for settlement of interstate access revenues.

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

2. Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts or certain disclosures. Management bases its estimates on historical results and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Estimates are used when accounting for revenue recognition, accounts and notes receivable, asset depreciation, long-lived and indefinite lived assets, goodwill, retirement benefits, network access costs, income taxes and contingencies.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for recognizing and measuring a tax position taken or expected to be taken in a tax return. The first step involves evaluating if a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. In applying this threshold, it should be presumed that the appropriate taxing authority will examine the tax position and that the authority is fully knowledgeable of all relevant information. The second step requires a tax position that meets the more likely than not recognition threshold to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $932 tax benefit, consisting of an $840 decrease in goodwill and a $92 increase in retained earnings. The increase in retained earnings consisted of the recognition of an interest receivable of $142 less taxes of $50. See Note 13 for additional information on the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Accordingly, the Company will adopt SFAS 157 in January 2008, except as it applies to nonfinancial assets and nonfinancial liabilities within the scope of the FSP. The Company is currently evaluating the impact, if any, SFAS 157, as amended, will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for the Company in January 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for the Company in January 2009. The Company is currently evaluating the impact, if any, SFAS 141R will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company in January 2009. The Company is currently evaluating the impact, if any, SFAS 160 will have on its financial position, results of operations and cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the service is rendered or the product is delivered, the price is fixed or determinable, persuasive evidence of an arrangement exists and the collectibility of the resulting receivable is reasonably assured. Certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs up to the amount of fees, are deferred and recognized over the expected term of the customer relationship respective to the particular service being activated or installed, which is deemed to be 1.5 to 8.5 years. Any direct costs in excess of fees deferred are expensed immediately.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D&E’s Wireline pricing for regulated services is subject to oversight by both state and federal regulatory commissions. Regulations also cover services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments in future periods to revenues derived from D&E’s Wireline operations. D&E monitors these proceedings closely and makes adjustments to revenue accordingly.

The Wireline business segment receives a portion of its interstate access revenues from settlement pools in which it participates with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by access service charges, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that the Company receives from the settlement pools differ from the estimated amounts recorded, the Company records the change as a current adjustment to earnings. In 2007, the Company recorded an increase in communications services revenue of approximately $520 as a result of a change in its estimated interstate revenue earned from the NECA pooling process. Our estimate is based on an FCC rule that mandates that refunds payable to long distance communication providers are not required for periods in which the interstate rate-of-return exceeds FCC authorized levels if the rates for those periods were deemed to be lawful rates. In 2006 and 2005, D&E recorded communications services revenue of $668 and $601, respectively, related to adjustments to this estimate. D&E continues to monitor ongoing proceedings at the FCC and will evaluate and revise its estimates accordingly.

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. The federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) were established to support the cost of telecommunication operations in rural markets. Gross revenue from the PA USF is recognized by the RLECs based on a fixed minimum amount that could increase on an annual basis if access lines increased. Gross revenues from the federal USF are recognized by the RLECs based on discounts provided to residential customers and based on formulas calculated by NECA that use both access lines and minutes of use to determine costs permitted to be recovered by the fund. These formulas are updated by NECA annually and the discounted revenues, access lines and minutes are reported monthly by the Company to NECA for the period in which they were earned. Gross revenues from the federal USF are recognized by the CLEC based on access lines reported for the period in which they were earned. For the years ended December 31, 2007, 2006 and 2005, D&E recognized network access revenue of $7,385, $8,874, and $9,594, respectively, for universal service support. The Company also pays into the federal USF and the PA USF. For the years ended December 31, 2007, 2006 and 2005, the Company recognized communication service expense of $2,725, $2,529 and $2,725, respectively. We bill our customers a federal universal service charge to cover most of our universal service costs. Universal service costs not recovered through billings to customers are recovered through the NECA settlement process.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments purchased with an original maturity of three months or less. Cash balances may exceed F.D.I.C. insured limits at times.

Short-term Investments

Short-term investments consisted of variable rate demand notes and auction rate securities with interest rate reset periods of less than or equal to 35 days. These investments were classified as available-for-sale securities. Realized gains and losses on these investments are reported in other income in the consolidated statement of income. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income in the consolidated balance sheet. At December 31, 2007, there were no short-term investments.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve for Doubtful Accounts

The reserve for doubtful accounts reflects the Company’s best estimate of probable losses inherent in our accounts receivable determined based on historical experience, specific reserves for known doubtful accounts and other available evidence.

Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. In the fourth quarter of 2006, D&E entered into a new three-year agreement for the publication of three of our four directories whereby the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher. As a result, beginning in the fourth quarter of 2006, directory revenue for these three directories is only the annual fee paid to the Company for access to its customers. Prepaid directory advertising costs, included in prepaid expenses at December 31, 2007 and 2006, were $162 and $466, respectively. Deferred directory revenues, included in advance billings, customer deposits and other at December 31, 2007 and 2006, were $421 and $599, respectively.

Investments In and Advances To Affiliated Companies and Equity in Net Losses of Affiliates in Excess of Investments and Advances

Investments in and advances to unconsolidated affiliates consisted of the Company’s investments in EuroTel until its dissolution effective May 4, 2007 and in Pilicka until its sale on December 19, 2005. The investments were accounted for under the equity method of accounting. As of May 4, 2007, D&E had no investments in or advances to affiliated companies and will no longer recognize equity in net losses of affiliates in its statement of income. The Company periodically evaluated whether there had been declines in the value of these investments, and if so, whether these declines were considered temporary or other-than-temporary. Other-than-temporary declines would be recognized as realized losses in earnings. Evidence of a loss in value includes, but is not limited to, the Company’s inability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The fair value of an investment that is less than its book value would indicate a loss in value of the investment. The Company’s evaluations were based on many factors, including the duration and extent to which the fair value is less than carrying amount; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment, including strategic factors.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using a composite group remaining life method and straight-line composite rates for the regulated telephone property of the Wireline segment and the straight-line method of depreciation for other depreciable property. Use of the composite group remaining life method requires the periodic revision of estimated useful lives. Such revisions are based on fixed asset retirement activity, and often require related estimates and assumptions. In July 2007, D&E revised the estimated useful lives of certain fixed assets to update its composite rates for certain regulated telephone property. A majority of the revisions were to increase the estimated lives of the assets. This change resulted in lower depreciation expense of approximately $1,906 ($1,239, or $0.09 per share after tax) in the year ended December 31, 2007. The estimated useful lives on the majority of property, plant and equipment are 5 to 39 years for buildings, 5 to 18 years for digital switching equipment, 6 to 62 years for outside plant facilities and 3 to 33 years for other equipment.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense as a percentage of average depreciable plant in service amounted to 7.5% in 2007, 8.9% in 2006 and 9.5% in 2005. The costs of maintenance and repairs are charged to operating expense.

When depreciable regulated telephone property is retired, the original cost of the asset, net of salvage, is charged to accumulated depreciation. Any gains or losses on disposition are amortized over the useful lives of the remaining regulated telephone property rather than recognizing such gain or loss in the period of retirement. When other depreciable property is retired, the gain or loss is recognized in the statement of income.

Capitalized Interest

The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Interest costs capitalized on assets were $175 for 2007, $411 for 2006 and $405 for 2005.

Intangible Assets

Intangible assets represent the estimated value of franchises, acquired customer bases and FCC licenses at the dates of acquisitions. Franchise and FCC license intangible assets are determined to have indefinite lives. The customer bases are amortized over their estimated useful lives of 8 to 15 years.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability is assessed based on future cash flows expected to result from the use of the asset, or group of assets, and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, or group of assets, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, or group of assets. In the second quarter of 2006, the Company recorded a non-cash charge for a Systems Integration intangible asset of $2,375 ($1,390 net of tax) for customer relationships of which $1,892 and $483 are reported in continuing and discontinued operations, respectively. There were no impairments of long-lived assets recognized in 2007 and 2005.

Impairment of Goodwill and Indefinite-Lived Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step is to measure the amount of any impairment loss. In April 2007, 2006 and 2005, the Company completed its annual impairment reviews and determined that no impairment charge was required at any of those times. D&E continually evaluates whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. As a result of a change in strategic direction in the Systems Integration segment to focus on serving only core customers, an estimate of future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill in the segment. The Company therefore recognized a non-cash goodwill impairment charge of $5,158 in the fourth quarter of

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, which was the entire balance of goodwill of the Systems Integration segment. In evaluating impairment, D&E estimates the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors.

Advertising

D&E expenses advertising costs as incurred. Advertising expense was $1,599 for 2007, $1,579 for 2006 and $1,680 for 2005.

Income Taxes

D&E files a consolidated federal income tax return. D&E has two categories of income taxes: current and deferred. Current taxes are those amounts D&E expects to pay when it files its tax returns. Since D&E must report some of its revenues and expenses differently for its financial statements than it does for income tax purposes, it records the tax effects of those differences as deferred tax assets and liabilities in its consolidated balance sheets. These deferred tax assets and liabilities are measured using the enacted tax rates that are currently in effect or expected to be in effect when those temporary differences reverse. A valuation allowance is established for any deferred tax asset for which management determines, based on the weight of available evidence, it is more likely than not that the deferred tax asset will not be realized.

Derivative Financial Instruments

D&E accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The Company’s derivative financial instruments are comprised of interest rate swap agreements that the Company utilizes to manage changes in interest rate payments on its variable rate debt obligations. These derivative financial instruments, which qualify as cash flow hedges, are reflected on the balance sheet at their fair value and changes in their fair value are reflected in Accumulated Other Comprehensive Income (Loss) and reclassified into interest expense as the underlying hedged variable rate interest payments are reflected in interest expense. The ineffective portion of the gain or loss on a derivative, if any, is recognized into earnings within other income or expense. No hedge ineffectiveness for existing derivative instruments has been recorded.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Other gains and losses excluded from net income in D&E’s financial statements include unrealized gains or losses on derivative financial instruments and equity adjustments for defined benefit plans.

Foreign Currency Translations and Transactions

The functional currency for PenneCom B.V. and Pilicka, D&E and EuroTel’s foreign operations, was the local currency. For the foreign operations, EuroTel translated assets and liabilities at end-of-period exchange

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates. EuroTel recorded these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity in their balance sheets. For revenues, expenses, gains and losses, the average translation rate for the period was used to translate those elements. Foreign currency transaction gains and losses related to the foreign operations were reported in earnings. D&E recorded its share of EuroTel’s foreign currency transaction gains and losses as part of its equity in net income or losses of affiliates. In addition, D&E recorded its share of EuroTel’s currency translation adjustments in accumulated other comprehensive income (loss).

3. Cash Flow Information and Short-Term Investments

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

	2007	2006	2005
Interest expense, net of amounts capitalized of $175, $411 and $405	$15,247	$15,458	$13,293
Income taxes, net of income tax refund of $432 in 2007	8,018	11,330	7,707

Noncash investing and financing activities for the years ended December 31 were as follows:

	2007	2006	2005
Capital expenditures included in accounts payable at year end	$2,792	$1,048	$961
Dividends reinvested in common stock	350	335	316
Assumption of capital lease obligation for use of equipment	—	1,573	—
Sale of assets in exchange for a note receivable	—	2,400	—
Sale of assets in exchange for a 10% equity investment in buyer	—	350	—

Short-term investments at December 31, 2006 were as follows:

	Cost Basis	Fair Value
Municipal variable rate demand notes	$5,475	$5,475
Corporate variable rate demand notes and auction rate securities	2,271	2,271

Total	$7,746	$7,746

4. Investments in and Advances to Affiliated Companies and Equity in Net Losses of Affiliates in Excess of Investments and Advances

D&E owned a one-third investment in EuroTel, a domestic corporate joint venture, until its dissolution effective May 4, 2007. EuroTel held a 100% investment in PenneCom, B.V. (PenneCom), an international telecommunications holding company, until its dissolution effective January 26, 2007. D&E accounted for its investment in EuroTel using the equity method of accounting. As of May 4, 2007, D&E had no investments in or advances to affiliated companies and will no longer recognize equity in net losses of affiliates in its statement of income.

D&E recognized a gain of $1,035 in 2006 as a result of a recovery of advances to our international operations that had been written off in a previous year. Prior to the sale of Pilicka in 2005, the equity investments in EuroTel and Pilicka were subject to the risks of foreign currency transactions, which were included in the results of PenneCom and Pilicka.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for EuroTel is presented as follows:

	2007	2006	2005
Years ended December 31:
Equity in loss of affiliate	$—	$—	$—
Net income (loss)	(10)	(578)	3,000

At December 31:
Current assets	$—	$51	$81
Noncurrent assets	—	—	1
Current liabilities	—	31,182	30,635
Members’ equity (deficit)	—	(31,131)	(30,553)

On December 19, 2005, D&E, along with EuroTel and the other Pilicka shareholders, sold their ownership interests in Pilicka for a final purchase price of $16,835. D&E owned a 38.16% interest, 9.28% through its one-third interest in EuroTel, LLC, and 28.88% directly, in Pilicka. D&E recorded pre-tax income of $4,852, net of sale costs, from the sale of its 28.88% direct investment, which is reported in gain on investments in the consolidated statement of income. The pre-tax income from the sale of its 9.28% indirect investment amounted to $1,563 and is reported in equity in net income (losses) of affiliates in the consolidated statement of income.

Summarized financial information for Pilicka is presented as follows:

2005
Years ended December 31:
Net sales	$12,258
Net income	446

At December 31:
Current assets	$7,123
Noncurrent assets	21,380
Current liabilities	2,180
Noncurrent liabilities	53
Shareholders’ equity	26,270

A summary of changes for the investments in and advances to EuroTel, Pilicka and affiliates follows:

	2007	2006	2005
Investment in EuroTel:
Beginning balance (deficit)	$(10,423)	$(11,278)	$(12,278)
Equity in income (losses)	(3)	(180)	1,000
Dissolution	10,426	—	—
Gain on investment	—	1,035	—

Ending balance (deficit)	—	(10,423)	(11,278)

Advances to EuroTel and affiliates:
Beginning balance	10,437	11,082	12,330
Advances	—	390	315
Repayments	—	(1,035)	(1,563)
Dissolution	(10,437)	—	—

Ending balance	—	10,437	11,082

Investments in and advances to affiliates (Equity in net losses of affiliates in excess of investments and advances)	$—	$14	$(196)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investments in and advances to affiliates of $14 at December 31, 2006 is reported in other long-term assets on the balance sheet.

5. Other Investments

Note Receivable from Keystone Wireless LLC

On January 14, 2003, Keystone Wireless LLC (“Keystone”) purchased all of the assets of Conestoga Wireless Company, a subsidiary of D&E. The Company received a $10,000 note receivable from Keystone in connection with such sale of assets. The note receivable was fully reserved on the Company’s balance sheet because the note receivable was from a highly leveraged entity, and the business sold had not generated positive cash flow prior to its sale. Thus, the Company recognized income upon collection of the principal and interest from Keystone. In November 2007, Keystone paid the remaining balance of the note in full. The balance of the note was $5,500 as of December 31, 2006. The Company recognized other income of $5,500, $2,875 and $1,500 in the years ending December 31, 2007, 2006 and 2005, respectively, from the collection of note principal. The pay-off of this note receivable did not affect the Company’s guarantee of lease obligations of Keystone to Crown Castle International Corp, described in Note 12. However, the lease guarantee agreement between D&E and Crown was terminated in the first quarter of 2008.

Note Receivable from eCommunications Systems Corporation

On September 29, 2006, eCommunications Systems Corporation (“eComm”) purchased assets from D&E as discussed in Note 6. The Company received a promissory note for $2,500, with a fair value of $2,400, from eComm in connection with the sale of assets. The promissory note is collateralized by a second priority security interest in the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The note receivable required interest only payments through December 31, 2006 and monthly principal payments of $76 plus interest beginning February 1, 2007 and continuing through October 2009. The note bears interest at the U.S. prime rate plus 1.75%, with a minimum interest rate of 7.5%.

The Company has not received the scheduled principal and interest payments from eComm on the note receivable since July 1, 2007. At December 31, 2007, the principal balance of the note was $2,121, the unamortized fair value discount was $72 and principal payments of $455 were past due. The Company is currently negotiating terms of a restructured note. Based on the results of management’s assessment, the Company recorded a reserve of $125 on the note and interest receivable for the year ended December 31, 2007. Although the terms of the restructured note are not finalized, the Company has received a $34 payment on March 11, 2008. The Company will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

The balance of the note receivable from eComm is reported net of fair value discounts and reserves in the consolidated balance sheets as follows at December 31:

	2007	2006
Accounts and notes receivable	$317	$778
Other long-term assets	1,607	1,622

	$1,924	$2,400

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of Partnership Interest

On February 28, 2005, D&E sold its interest in PenTeleData Limited Partnership I for $2,900, resulting in a gain of $2,043 before taxes.

6. Discontinued Operations

On September 29, 2006, D&E completed the sale of assets of the commercial time division multiplexing (“TDM”) voice equipment and service operations of its Systems Integration segment (“Voice Systems Business”) to eCommunications Systems Corporation (“eComm”) under an Asset Purchase Agreement, dated September 13, 2006. The Voice Systems Business generally consisted of D&E’s TDM voice telephone equipment business, but did not include the professional data and information technology services, security, design and network monitoring operations of D&E’s Systems Integration segment.

The fair value of the sale consideration was $3,000, consisting of cash of $250 paid at the closing date, a promissory note for $2,500, with a fair value of $2,400 (See Note 5), issued by eComm, and a 10% equity interest in eComm, valued at $350, with a related put right. The 10% equity ownership interest in eComm is accounted for under the cost method in accordance with Accounting Principles Board Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock.”

The results of operations of the Voice Systems Business are reported as discontinued operations in accordance with SFAS 144. Summarized income statement information for the discontinued operations of the Voice Systems Business are as follows:

	2006	2005
Revenue	$6,998	$11,684
Depreciation and amortization	397	623
Intangible asset impairment	483	—
Other operating expenses	6,859	11,232

Total operating expenses	7,739	11,855

Operating loss	(741)	(171)
Income tax (benefit)	(253)	(81)

Loss from discontinued operations, net of taxes	$(488)	$(90)

The carrying amounts of the major classes of assets and liabilities included as part of the Voice Systems Business sold on September 29, 2006 were as follows:

Inventory	$835
Work in process	165
Property and equipment	1,082
Customer relationship intangible asset	740
Goodwill	1,631
Accrued warranty liabilities	(70)
Advance billings and customer deposits	(653)

Net assets sold	$3,730

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

	2007	2006
Land and buildings	$54,827	$53,475
Digital switching equipment	134,830	131,721
Outside plant facilities	142,082	135,265
Other equipment	64,920	60,169
Plant under construction	6,648	5,504

Total property, plant and equipment	403,307	386,134
Less accumulated depreciation	(237,243)	(214,722)

Property, plant and equipment, net	$166,064	$171,412

8. Goodwill and Intangible Assets

Goodwill and intangible assets are primarily the result of D&E’s May 24, 2002 acquisition of Conestoga Enterprises, Inc., a neighboring rural local telephone company providing integrated communications services in markets throughout the eastern half of Pennsylvania.

In 2007, goodwill decreased $5,158 due to an impairment in the Systems Integration segment, $840 as a result of the adoption of FIN 48 and $46 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition. As a result of a change in strategic direction to focus on serving only core customers, an estimate of future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill in the Systems Integration segment. In 2006, goodwill decreased $65 as a result of a reduction in a valuation allowance on deferred tax assets recognized in connection with the Conestoga acquisition and decreased $85 due to the receipt of a tax refund for a year prior to the Conestoga acquisition. Goodwill of $1,631 was included in the net assets sold described in Note 6.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	2007	2006
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	72,006	74,000
Accumulated amortization and impairment charge	(29,258)	(26,556)

Net intangible assets	$148,376	$153,072

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the Wireline segment, and the cash flows are expected to continue. The FCC licenses are deemed to have an indefinite life as there is an observable market and perfunctory renewal provisions. A customer relationship intangible asset with a carrying amount of $2,600 and accumulated amortization of $2,600 was retired in 2007 due to the termination of the contract with the customer. The Company acquired a customer relationship intangible asset in 2007 in the amount of $606.

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

Aggregate amortization expense related to the finite-lived intangible assets for the years ended December 31, 2007, 2006 and 2005 was $5,302, $5,385 and $5,824, respectively.

Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2008	$5,302
2009	5,302
2010	5,302
2011	5,302
2012	4,486

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December 31:

	2007	2006
Trade payables	$8,385	$5,882
Accrued compensation	3,457	3,153
Other	5,346	4,619

Total accounts payable and accrued liabilities	$17,188	$13,654

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of the amendment on interest rates was to reduce the revolving line of credit and Term Loan A U.S. prime and LIBOR margins by 0.75%, the Term Loan B U.S. prime and LIBOR margins by 0.25% and the average interest rate on the term indebtedness by 0.35%. The Company incurred a loss on early extinguishment of debt of $1,103, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $56 of debt issuance costs related to the amended credit facility. The Company capitalized approximately $344 of debt issuance costs related to the amended credit facility, which is amortized into interest expense over the life of the amended credit facility. In connection with the amendment, interest rate swap agreements were terminated, and the Company received a cash termination payment of $1,064, which is amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements.

Long-term debt at December 31 consisted of the following:

	December 31, 2007 Average Interest Rate	Maturity	2007	2006
Senior Secured Term Loan A	6.84%	2011	$29,737	$33,980
Senior Secured Term Loan B	6.91%	2011	138,263	143,520
Secured Term Loans	9.00%	2014	24,500	28,000
Capital lease obligation			1,450	1,516

			193,950	207,016
Less current maturities			7,071	7,066

Total long-term debt			$186,879	$199,950

The Senior Secured Revolving Loan (“Revolving Loan”) is a $25,000 senior secured revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio, or a one, two, three or six-month LIBOR rate plus 1.50% to 2.00% depending on the Company’s leverage ratio. The Revolving Loan also requires a quarterly commitment fee of 0.25% on the unused portion. There were no borrowings on the Revolving Loan in 2007.

The Senior Secured Term Loan A (“Term Loan A”) is a term note maturing June 30, 2011. Term Loan A bears interest at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio or a one, two, three or six-month LIBOR rate plus 1.50% to 2.00%, depending on the Company’s leverage ratio. The weighted average annual interest rate for 2007 was 7.08%. Term Loan A requires quarterly principal payments of $500 through the first quarter of 2011 and one final principal payment in the second quarter of 2011.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Senior Secured Term Loan B (“Term Loan B”) is a term note maturing December 31, 2011. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75%, or a one, two, three or six-month LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. The weighted average annual interest rate for 2007 was 7.07%. Term Loan B requires quarterly principal payments of $375 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment on December 31, 2011.

The Secured Term Loans bear interest at a fixed rate of 9.0% and require quarterly principal payments of $875 through the fourth quarter of 2014.

During 2007, the Company made voluntary principal payments totaling $6,000, of which $2,243 was applied to Term Loan A and $3,757 was applied to Term Loan B according to the terms of the credit facility.

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the fixed charge coverage ratio. The covenants include a limit of $10,000 in annual dividend payments. At December 31, 2007, D&E was in compliance with all covenants. The loans are collateralized by D&E’s personal property, land and buildings, and the capital stock and guarantees of its subsidiaries.

Based on the borrowing rate currently available to the Company for bank loans, the fair market value of long-term debt, excluding capital lease obligations, at December 31, 2007 was $194,084.

Maturities of long-term debt, excluding capital lease obligations, for each year ending December 31, 2008 through 2012 are as follows:

Year	Amount
2008	$7,000
2009	7,000
2010	7,000
2011	161,000
2012	3,500
Thereafter	7,000

In January 2006, D&E entered into a long-term capital lease obligation for the use of outside plant equipment in the amount of $1,573. Future minimum capital lease payments are as follows:

Year	Amount
2008	$168
2009	168
2010	168
2011	168
2012	168
Thereafter	1,362

Total minimum lease commitment	2,202
Less interest	752

Present value of minimum lease commitment	1,450
Less current maturities	71

Long-term obligation	$1,379

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Derivative Financial Instruments

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

At December 31, 2007, the Company had interest rate swap agreements with a total notional amount of $75,000 and maturity dates in September 2009. The Company did not have any interest rate swap agreements at December 31, 2006. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of December 31, 2007, the fair value of the derivatives were recorded as a long-term liability of $1,844. An unrealized net loss of $1,844 ($1,078 net of tax) at December 31, 2007 related to the interest rate swaps was included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

In connection with the 2006 amendment to the senior secured debt financing described in Note 10, interest rate swap agreements with a notional amount of $75,000 were terminated. D&E received cash termination payments of $1,064, which will be amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements. These agreements were due to mature between November 2008 and December 2009. During the years ending December 31, 2007 and 2006, the Company amortized $494 ($289 net of tax) and $182 ($106 net of tax), respectively, of the termination payments as a reduction of interest expense. At December 31, 2007 and 2006, Accumulated Other Comprehensive Income (Loss) included unrealized net gains on the terminated agreements of $388 ($227 net of tax) and $882 ($516 net of tax), respectively.

12. Commitments and Contingencies

D&E leases buildings and other property under various operating lease agreements that expire between 2008 and 2027. Future minimum lease payments under operating leases are as follows:

Year	Amount
2008	$636
2009	369
2010	298
2011	161
2012	69
Thereafter	108

Total rent expense for the years ended December 31 was approximately $2,415 in 2007, $3,034 in 2006 and $2,722 in 2005.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D&E has long term liabilities recorded for compensation payments due to former employees. These agreements require future annual payments as listed below.

Year	Amount
2008	$65
2009	57
2010	57
2011	57
2012	43
Thereafter	43

D&E had obligations under a Build-to-Suit agreement (“BTS”) with Crown Castle International Corp. (“Crown”), which acquired Mountain Union Telecom LLC on July 1, 2006. The obligations related to the construction of 20 wireless tower sites for Conestoga’s wireless subsidiary, Conestoga Wireless Company (“CWC”). Under the BTS, D&E was obligated to work with Crown to find and develop 20 wireless tower sites and, in the event its obligations under the BTS were not timely fulfilled, D&E was obligated to pay a penalty to Crown for nonperformance. In January 2003, D&E sold the assets of Conestoga Wireless to Keystone Wireless, LLC (“Keystone”), a wireless communications company. In December 2006, D&E completed its obligations in connection with the BTS. The final cost of the obligation was $95. Keystone has fulfilled its obligation to D&E under the Asset Purchase Agreement.

D&E had a guarantee agreement with Crown for lease obligations on wireless tower sites until its termination in the first quarter of 2008. When D&E entered into the Asset Purchase Agreement with Keystone, under which Keystone was assigned the responsibility for the leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone, D&E continued to guarantee the wireless tower site lease payments, which covered a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee was a continuing guarantee provided on an individual tower site basis. The lease payments started at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could have been required to make under the guarantee as of December 31, 2007 was $7,685. The majority of these tower site leases and the Company’s guarantee were scheduled to expire between 2011 and 2013. As of December 31, 2007, D&E had recorded a liability for the lease guarantees of $3,200. It has been the Company’s historic policy to recognize release from the risk of guarantees upon expiration or settlement of the guarantee.

In the first quarter of 2008, D&E entered into an agreement with Crown releasing the Company from its obligations under the guarantee agreement with Crown. In connection with the termination of the lease guarantee, we agreed to an extension of a ground lease agreement with Crown until June 2066; whereby, D&E is the lessor. In the first quarter of 2008, the Company will recognize a gain based on the difference between the carrying value of the guarantee liability and the fair value of the option to extend the ground lease at the transaction date. The fair value of the option to extend the ground lease will be deferred and recognized over the existing lease term that was established at the inception of the current lease.

D&E is required under PA PUC Chapter 30 regulations to make broadband services available to all of its RLEC customers by December 31, 2008. The Company is currently capable of providing broadband services as defined by the law to 99% of its RLEC customers and anticipates that the additional capital expenditures required to satisfy that commitment will be less than $700.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

The provision for income taxes consists of the following:

	2007	2006	2005
Current:
Federal	$10,585	$7,937	$9,202
State	164	34	360

	10,749	7,971	9,562

Deferred:
Federal	(3,062)	(3,725)	(2,540)
State	(438)	(870)	(1,216)

	(3,500)	(4,595)	(3,756)

Total income taxes	7,249	3,376	5,806
Tax (expense) benefit from discontinued operations:
Current	—	(636)	(88)
Deferred	—	725	169

	—	89	81

Income taxes from continuing operations	$7,249	$3,465	$5,887

The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefits	(1.0)	(4.5)	(2.7)
Goodwill impairment	7.8	—	—
Valuation allowance	—	—	(11.1)
Effect of change in deferred income tax rate	—	—	9.6
Other, net	(1.4)	(1.1)	(1.0)

Effective income tax rate	40.4%	29.4%	29.8%

The significant components of the net deferred income tax liability were as follows at December 31:

	2007	2006
Deferred tax liabilities:
Depreciation	$19,154	$20,463
Intangible assets	60,225	62,833
Investments	—	738

	79,379	84,034
Deferred tax assets:
Employee benefits	6,486	5,134
Net operating loss carryforwards	18,854	16,781
Other, net	3,291	4,246

	28,631	26,161
Valuation allowance	(18,854)	(16,781)

Net deferred tax assets (liabilities)	$(69,602)	$(74,654)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax balances are as follows:

	2007	2006
Deferred income tax asset — current	$1,375	$195
Deferred income tax liability — non-current	(70,977)	(74,849)

Net deferred income tax assets (liabilities)	$(69,602)	$(74,654)

The net deferred taxes reported in the consolidated balance sheet are as follows:

	2007	2006
Current assets — other	$1,375	$195
Other liabilities — deferred income taxes	(70,977)	(74,849)

Approximately $290,361 of state net operating loss carryforwards remained at December 31, 2007. These carryforwards are due to the operations of D&E’s subsidiaries and will expire in the years 2008 through 2027. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period.

The Company has established a combined valuation allowance of $18,854 due to the uncertainty regarding the ability to utilize state net operating loss carryforwards. The increase in the valuation allowance in 2007 was the result of additional state net operating losses generated in 2007 that are not expected to be utilized. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised.

Accounting for Uncertainty in Income Taxes (FIN 48)

As a result of the adoption of FIN 48, the Company recognized a $932 tax benefit, consisting of an $840 decrease in goodwill (related to an item in an acquired entity’s tax return in a year prior to the merger) and a $92 increase in retained earnings. The increase in retained earnings consisted of the recognition of an interest receivable of $142 less taxes of $50.

The following table provides a reconciliation of the Company’s unrecognized tax benefits as of December 31, 2007:

Unrecognized tax benefits at January 1, 2007	$2,520
Changes based on tax positions prior to 2007	—

Unrecognized tax benefits at December 31, 2007	$2,520

The entire amount of unrecognized tax benefits pertains to a refund claim relating to an acquired entity’s 2001 amended tax return; therefore, if the tax position is sustained the tax effect would be applied to goodwill. The Company anticipates it is reasonably possible the refund claim will be settled within twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. In 2007, the Company recognized $30 of interest expense in income tax expense, resulting in accrued interest income of $112 at December 31, 2007.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2005 calendar year. The Company may be subject to examination by the IRS for the 2004 and 2006 calendar years and may be subject to examination by state taxing authorities for calendar years 2002 through 2006.

14. Shareholders’ Equity

D&E has an Employee Stock Purchase Plan (“ESPP”), which provides D&E’s eligible employees the opportunity to purchase shares of D&E’s common stock through payroll deductions. There are 168,881 shares of common stock reserved for issuance pursuant to the ESPP at December 31, 2007. The total number of shares purchased pursuant to the ESPP during 2007, 2006 and 2005 was 8,131, 12,561 and 23,513, respectively. Through December 31, 2005, shares for the ESPP could be purchased at a 10% discount from fair market value. Beginning in 2006, ESPP shares may be purchased at a 5% discount from fair market value.

D&E offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to D&E’s shareholders. The DRP provides all shareholders of D&E’s common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 273,342 shares of common stock reserved for issuance pursuant to the DRP at December 31, 2007. The total number of shares purchased through the DRP during 2007, 2006 and 2005 was 22,291, 31,479 and 42,296, respectively. Shares for the DRP are purchased by participants at fair market value, which is defined as the average of the highest and lowest per-share sale prices as reported by the NASDAQ Global Market on the day of the purchase.

D&E has a Stock Compensation Plan and Policy for Non-Employee Directors. Certain non-employee directors receive common stock in payment for their services as a director of the Company. There are 76,324 shares of common stock reserved for issuance pursuant to the plan at December 31, 2007. The total number of shares issued under this plan during 2007, 2006 and 2005 was 4,865, 6,235 and 6,936, respectively.

There are 571,762 shares of D&E’s common stock reserved for issuance at December 31, 2007 under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. Shares issued and granted pursuant to these plans are more fully described in Note 16.

At December 31, 2007 and 2006, accumulated other comprehensive income (loss) consisted of the following items:

	2007	2006
Defined benefit retirement plans, net of tax	$(6,365)	$(5,544)
Unrealized gain (loss) on derivative financial instruments, net of tax	(851)	516

Total accumulated other comprehensive income (loss)	$(7,216)	$(5,028)

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and contingently issuable shares of common stock. However, including potential common shares in the denominator of a diluted per-share computation for continuing operations always will result in an antidilutive per-share amount when D&E has a loss from continuing operations.

	For the years ended December 31,
	2007	2006	2005
Income from continuing operations	$10,639	$8,250	$13,801
Loss from discontinued operations	—	(1,508)	(90)

Net income	$10,639	$6,742	$13,711

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,399	14,346	14,281

Income from continuing operations	$0.74	$0.58	$0.97
Loss from discontinued operations	—	(0.11)	(.01)

Net income per common share	$0.74	$0.47	$0.96

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,399	14,346	14,281
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	72	71	26

Adjusted weighted average shares outstanding (thousands)	14,471	14,417	14,307

Income from continuing operations	$0.74	$0.57	$0.96
Loss from discontinued operations	—	(0.10)	—

Net income per common share	$0.74	$0.47	$0.96

As of December 31, 2007, there were no options excluded from the computation of earnings per share assuming dilution because the exercise price of all outstanding options was below the average closing price of the Company’s common stock for the year. Options to purchase 55,104 and 86,312 shares as of December 31, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because the exercise price of the option to purchase shares exceeded the average closing price of the Company’s common stock for the year and the effect on earnings per share would have been antidilutive.

16. Stock Compensation

The Company accounts for its stock compensation awards in accordance with SFAS 123R and its related implementation guidance. The Company adopted the provisions of SFAS 123R, in January 2006, using the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. Under this method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in lower stock compensation expense of $130 and increased net income of $76 in 2006 than would have been reported under APB Opinion No. 25.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation under the intrinsic value method of APB Opinion 25. The Company applied the disclosure provisions of SFAS No. 123,

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Stock-Based Compensation” as if the fair value method had been applied in measuring compensation expense. In accordance with the provisions of SFAS 123R, the Company recorded total stock-based compensation expense of $355 and $367 in general and administrative services expense for the years ended December 31, 2007 and 2006, respectively. The related tax benefits for the years ended December 31, 2007 and 2006 were $147 and $152, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based employee compensation plans for the year ended December 31, 2005:

2005
Net income, as reported	$13,711
Add: stock-based employee compensation included in reported net income, net of related tax	105
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(220)

Pro forma net income	$13,596

Basic earnings per share:
As reported	$0.96
Pro forma	$0.95
Diluted earnings per share:
As reported	$0.96
Pro forma	$0.95

The Company has D&E common stock reserved for issuance under the 1999 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. The per-share exercise price of a stock option may not be less than the fair market value of the underlying common stock on the date the option is granted. The fair value of share awards is based on the market price of the Company’s common stock on the grant date. There were a combined total of 571,762 shares of common stock reserved for issuance under the plans at December 31, 2007.

Stock Options

In the year ended December 31, 2007, the Company granted 62,900 stock options which will expire in 2017. These options vest over a three-year period, with one-third vesting at each anniversary date in the three-year period. There were no stock options granted in 2006. In 2005, the Company granted 10,000 stock options, which were exercisable immediately and expire in 2015. The table below provides more information on the value of these grants.

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock option activity and related information for the years ended December 31 follows:

	2007		2006		2005
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding options at beginning of year	221,405	$10.06	221,405	$10.06	221,358	$10.01
Granted	62,900	12.51	—		10,000	9.92
Exercised	(7,953)	9.00	—		(2,000)	8.24
Cancelled	(6,000)	12.51	—		(7,953)	9.00

Outstanding options at end of year	270,352	$10.60	221,405	$10.06	221,405	$10.06

The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2007	2006	2005
Fair value of option	$4.28	—	$3.13
Dividend yield	3.86%	—	5.05%
Expected life	6 years	—	5 years
Expected volatility	45.0%	—	50.06%
Risk-free interest rate	4.61%	—	4.18%

The following table presents summarized information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Options Outstanding At December 31, 2007	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Options Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 8.24-$10.53	158,348	$8.66	2.8 years	158,348	$8.66
$12.51-$14.50	112,004	$13.34	6.7 years	57,604	$14.13

The total intrinsic value was $1,040 for stock options outstanding as of December 31, 2007. The total intrinsic value of stock options exercisable at December 31, 2007 was $934. The total intrinsic value of stock options exercised in 2007 and 2005 was $41 and $3, respectively. The fair value of stock options vesting in 2007 and 2005 was $11 and $129, respectively. There were no stock options vesting in 2006. The amount of cash received from the exercise of stock options in 2007 and 2005 was $72 and $16, respectively. The tax benefits realized from stock options exercised during 2007 and 2005 was $14 and $1, respectively.

Compensation expense related to stock options in the year ended December 31, 2007 was $88, and the related tax benefits were $37. There was no compensation expense related to stock option grants in the years ended December 31, 2006 and 2005. As of December 31, 2007, there was $155 of total unrecognized compensation expense related to stock options which is expected to be recognized over the two-year period ended December 31, 2009.

Performance Restricted Shares

In the years ended December 31, 2007, 2006 and 2005, common shares in the amount of 20,000, 39,200 and 37,400, respectively, were granted as performance restricted shares with performance conditions. The service

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period for the grants is three years. A performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goal or service period is not met, no performance restricted shares will be earned by the participant. If the performance goal and service period are fully achieved, 100% of the performance restricted shares will be earned by the participant. During the performance period, each performance restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. D&E accrues compensation cost related to these performance restricted shares on a straight-line basis over the requisite service period based upon the probability that the conditions to receive these shares will be met.

The performance condition related to the 2005 restricted share awards was met as of December 31, 2005. The performance conditions related to the 2006 and 2007 share awards were met as of December 31, 2007.

During the year ended December 31, 2005, 10,000 shares of common stock were granted with market conditions. These share grants with market conditions will be earned and vested when the average price of the Company’s common stock reaches certain specified target prices during any three consecutive month period. For share awards with market conditions, the effect of the condition on fair value was considered in the estimate of grant-date fair value using a binomial lattice model with the following assumptions:

Dividend yield	4.70%
Expected life	3 Years
Expected volatility	37.55%
Risk-free interest rate	4.75%

The fair value of performance restricted shares is determined based on the market value of the Company’s shares on the grant date. A summary of the performance restricted share award activity and related information for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007		2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	82,400	$8.87	43,400	$8.89
Granted	20,000	12.77	39,200	8.85
Vested	(39,689)	9.06	—
Forfeited	(11,044)	10.08	(200)	9.32

Non-vested at end of year	51,667	$9.98	82,400	$8.87

As of December 31, 2007, there was $246 of total unrecognized compensation expense related to performance restricted shares. The unrecognized compensation expense is expected to be recognized over the period ended December 31, 2009. The total fair value of non-vested shares granted that was recognized as compensation expense during the years ended December 31, 2007 and 2006 was $264 and $284, respectively. The related tax benefits for the years ended December 31, 2007 and 2006 were $109 and $118, respectively.

In 2007, the market condition performance goals for 7,500 performance restricted shares were met. The performance restricted shares plus dividend equivalents were converted to shares of common stock in July 2007.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of the shares converted in 2007 was $66. Performance restricted shares of 29,745 plus dividend equivalents vested on December 31, 2007 and were converted to shares of common stock in January 2008. The remaining 2,444 performance restricted shares that vested in 2007 plus dividend equivalents will be converted to shares of common stock at the end of the performance period.

Fully Vested Shares

During the years ended December 31, 2007, 2006 and 2005, there were 219, 7,100 and 2,297 fully vested shares of common stock, respectively, issued to the employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the years ended December 31, 2007, 2006 and 2005 was $3, $83 and $23, respectively, and the related tax benefits were $1, $35 and $9, respectively.

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

At the same time and in connection with the amendment to the retirement plan described above, the Company amended the D&E Communications, Inc. Employees’ 401(k) Savings Plan. Under this amendment, non-union employees hired on or after July 1, 2007 have the opportunity to receive, based on the amount of contributions that they make to the plan, Company matching contributions in an amount that is up to two percent greater than the Company matching contributions that non-union employees who were hired before July 1, 2007 have the opportunity to receive.

D&E also provides certain basic health care benefits to eligible individuals who retired under the D&E Communications, Inc. Employees’ Retirement Plan between the period of December 31, 1972 and July 1, 1992. Effective July 1, 1992, retiree health care benefits were discontinued for active employees participating in the D&E Communications, Inc. Employees’ Retirement Plan. Through December 31, 2005, these benefits were provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Beginning January 1, 2006, all applicable benefits are provided by individual policies from an insurance company.

D&E also provides an opportunity for grandfathered retiring members of the former Buffalo Valley Pension Plan and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan. Members of these two former Plans who elect to continue their coverage at retirement pay 100% of the applicable premiums. In addition, D&E provides an opportunity for grandfathered retiring members of the former Conestoga Telephone & Telegraph Company

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this former Plan who elect to continue coverage at retirement.

The applicable annual accruals represent the estimated cost of providing these benefits to current and future retirees and are determined on an actuarial basis. The accrued postretirement benefit liability of $2,157 is included in other current and long-term liabilities in the accompanying consolidated balance sheets.

During the third quarter of 2007, management concluded that an actuarial valuation miscalculation used to estimate the Company’s pension expense resulted in an understatement of pension expense, understatement of pension liability and overstatement of accumulated other comprehensive income (loss) in fiscal years 2006 and 2005. In 2006 and 2005, pension expense was understated by $374 and $189, respectively. In the six months ended June 30, 2007, pension expense was overstated by $26. The cumulative effect of the misstatement increased operating expense by $537 ($315, or $0.02 per share, after tax) in the quarter ended September 30, 2007, increased other liabilities by $2,347 as of September 30, 2007 and decreased accumulated other comprehensive income (loss) by $1,025, net of tax, as of September 30, 2007. The Company concluded that the amount of the misstatement was not material to the financial statements of any previous period, the net income for the year ended December 31, 2007 or a trend of earnings. Accordingly, the cumulative effect of the misstatement has been recognized as an increase in operating expense in the statement of income for the year ended December 31, 2007, and an increase in other liabilities and decrease in other comprehensive income (loss) in the balance sheet as of December 31, 2007. The effect of the misstatement on specific operating expense line items was to increase communication service expenses $272, marketing and customer services $142 and general and administrative services $123 for the year ended December 31, 2007.

During the first quarter of 2006, the Company expensed $112 related to its commitment to provide long-term care policy reimbursement agreements included in the retirement packages for two senior executives. This amount has been incorporated into the accumulated postretirement obligation, and the ongoing annual postretirement benefits expense has increased by approximately $5.

On August 3, 2006, the Company approved a reduction in the future benefit accruals for certain employees under the D&E Communications, Inc. Employees’ Retirement Plan (“Retirement Plan”). Following a comprehensive evaluation of the plan, the Company decided to maintain a single formula for service after October 1, 2006. Under this formula, all eligible participants of the Retirement Plan will receive 1.1% of their final average compensation for each year of service rendered beginning on October 1, 2006. In addition, as of April 1, 2007, there was a change to the definition of pensionable compensation under the Retirement Plan to include only base pay and a limited amount of commissions for a select group of participants so that their pensionable compensation is comparable to their peers. As a result of these changes, the expense for 2006 was reduced by approximately $200. Ongoing annual expense thereafter is estimated to be $693 lower than previously anticipated due to these modifications to the plan.

On September 29, 2006, the Company sold its Voice Systems Business. As a result of this sale and a related workforce reduction of 53 employees, the D&E Communications, Inc. Employees’ Retirement Plan experienced a curtailment in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Based on a discount rate of 6% and the September 30, 2006 asset values, the Company recorded two adjustments as of September 30, 2006. These adjustments were a curtailment credit in the amount of $116, which reduced the Company’s pension liability, and a reduction to the Company’s Accumulated Other Comprehensive Income (Loss) in the amount of $1,802. As a result of the sale and based on the September 30, 2006 assets and discount rate, the expense for the remainder of 2006 was reduced by $157. Ongoing annual expense in the future is estimated to be $226 lower than previously anticipated due to the reduction in future benefit accruals for the portion of the business sold.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations and funded status of the plans are as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$64,254	$67,595	$2,905	$2,740
Service cost	1,658	2,115	2	6
Interest cost	4,205	3,700	184	157
Actuarial loss (gain)	4,468	(1,133)	(308)	67
Changes in assumptions	(2,022)	(3,088)	—	—
Amendments	—	(771)	—	—
Curtailments	—	(469)	—	—
Special termination benefits	—	—	—	117
Benefits paid	(3,629)	(3,695)	(246)	(182)

Projected benefit obligation at end of year	$68,934	$64,254	$2,537	$2,905

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in Plan Assets:
Fair value of assets at beginning of year	$50,679	$45,696	$423	$435
Actual return on plan assets	2,851	5,178	20	38
Employer contributions	5,561	3,500	183	132
Benefits paid	(3,629)	(3,695)	(246)	(182)

Fair value of plan assets at end of year	$55,462	$50,679	$380	$423

Funded status at end of year	$(13,472)	$(13,575)	$(2,157)	$(2,481)

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) effective December 31, 2006. The following table summarizes the effect of initially applying SFAS 158 and recording the changes in the additional minimum pension liability on individual line items in the consolidated balance sheet:

	Before Applying SFAS 158	Additional Minimum Pension Liability	SFAS 158 Adjustment	After Applying SFAS 158
Prepaid expenses	$3,475	$—	$(165)	$3,310
Total assets	510,739	—	(165)	510,574
Accounts payable and accrued liabilities	13,417	—	237	13,654
Deferred income taxes	74,364	1,977	(1,492)	74,849
Other liabilities	23,378	(4,764)	3,192	21,806
Total liabilities	324,399	(2,787)	1,937	323,549
Accumulated other comprehensive income (loss), net of tax	(5,713)	2,787	(2,102)	(5,028)
Total shareholders’ equity	184,894	2,787	(2,102)	185,579

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheet as of December 31, consist of:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
After adoption of FAS 158:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(164)	(237)
Noncurrent liabilities	(13,472)	(13,575)	(1,993)	(2,244)

Net amount recognized in consolidated balance sheet.	$(13,472)	$(13,575)	$(2,157)	$(2,481)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consists of:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Net actuarial loss	$12,570	$10,981	$1,097	$1,510
Prior service cost (credit)	(1,114)	(1,179)	(1,674)	(1,836)

Total amount recognized (before tax effects)	$11,456	$9,802	$(577)	$(326)

The accumulated benefit obligation for all defined benefit plans was $64,060 and $60,414 at December 31, 2007 and 2006. The 2006 change in accumulated other comprehensive income for all defined benefit plans due to the adoption of FAS 158 was $2,102.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2007	2006	2005
Projected benefit obligation	$68,934	$53,022	$67,595
Accumulated benefit obligation	64,060	50,437	60,035
Fair value of plan assets	55,462	40,616	45,696

The costs for the Company’s pension plans and postretirement benefits consisted of the following components:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$1,658	$2,115	$2,561	$2	$6	$20
Interest cost	4,205	3,700	3,603	184	157	178
Expected loss (return) on assets	(3,677)	(3,348)	(3,333)	(33)	(29)	(34)
Amortization of:
Initial obligation	—	—	—	—	—	16
Prior service cost	(144)	(94)	(68)	(162)	(162)	(121)
Special termination benefit	—	—	—	—	117	—
Actuarial loss	1,762	1,325	1,445	118	80	78
Actuarial (gain) due to curtailment	—	(116)	—	—	—	—

Total net periodic benefit cost	$3,804	$3,582	$4,208	$109	$169	$137

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts expected to be recognized in the net periodic cost in 2008 are as follows:

	Pension Benefits	Postretirement Benefits
(Gain)/loss recognition	$1,167	$58
Prior service cost recognition	(133)	(162)

Key pension and postretirement assumptions

The Company reviews the appropriateness of the assumptions used to develop the pension and postretirement obligations on a regular basis. Management develops each assumption using relevant company experience and market-related data to ensure that each assumption is individually reasonable. In addition to company experience and market-related data, management takes into consideration any recent plan amendments (e.g., the change in compensation definition effective April 1, 2007) or investment strategy changes, which may have an impact on these assumptions. The Company enlists the services of its plan actuaries, who have developed an interest rate yield curve to assist their clients in evaluating discount rates. Under this approach, the Company’s projected benefit cash flows are analyzed using four distinctive yield curves in order to develop a single-point discount rate that matches the plans’ characteristics. The Company also enlists the services of its investment advisor, who helps to determine the expected return on plan assets assumption by evaluating both historical returns, as well as estimates of future returns, and their correlation with the actual plan investment allocations, which follow the guidelines outlined in the Company’s related investment policy statement.

Based on the approaches outlined above, the Company increased its discount rate assumption for pension benefits from 6.00% to 6.25% and postretirement benefits from 5.75% to 6.00% as of December 31, 2007.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.25%	6.00%	6.00%	5.75%
Rates of compensation increase	3.50%	3.50%	N/A	N/A

The weighted-average assumptions used to determine net cost for the years ended December 31 follow:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	5.75%	5.50%
Expected long-term return on plan assets Expected return on plan assets	8.50%	8.50%	8.75%	8.75%
Rate of compensation increase	3.50%	4.00%	N/A	N/A

The assumed health care cost trend rates at December 31 follow:

	2007	2006	2005
Health care cost trend rate assumed for next year	8.00%-10.00%	9.00%-12.00%	9.00%-12.00%
Rate to which the cost trend rate is assumed to decline	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2011-2013	2011-2013	2011-2013

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$12	$(10)
Effect on postretirement benefit obligation	159	(144)

Plan Assets

D&E’s retirement plan investment strategy is to invest approximately 65% of the plan assets in the equity market and 35% in the fixed income market. The investment advisor reviews the investment performance with the Benefits Committee several times per year, and investment reallocations or other changes are made when appropriate.

The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	2007	2006
Asset Category:
Equity securities	65%	65%
Debt securities	31%	30%
Debt/equity blend securities	4%	5%

Total	100%	100%

The Company’s other postretirement benefit plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	2007	2006
Asset Category:
Equity securities	48%	50%
Debt securities	52%	50%

Total	100%	100%

D&E expects to contribute $5,200 to its pension plans and $0 to its other postretirement benefit plan in 2008. Funding requirements for future years are uncertain and will significantly depend on whether management, upon review with the plan’s actuary, changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future benefit payments are as follows:

Year	Pension Benefits	Other Benefits
2008	$3,383	$169
2009	3,431	177
2010	3,540	164
2011	3,650	183
2012	3,924	221
2013 to 2017	23,195	989

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

The company’s contributions amounted to $1,025 in 2007, $1,099 in 2006 and $1,204 in 2005.

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

c. Debt — The fair value of fixed rate long-term debt was estimated based on our current incremental borrowing rate for debt of the similar remaining maturities. The fair value of floating rate debt approximates carrying value since the debt has been repriced no less frequently than every three months during 2007 and 2006.

d. Interest rate swaps — The fair value has been calculated by the counterparties using appropriate valuation methodologies.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of our financial instruments is as follows:

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$17,845	$17,845	$3,101	$3,101
Short-term investments	—	—	7,746	7,746
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	24,500	26,084	28,000	29,794
Capital lease obligation	1,450	1,421	1,517	1,467
Variable rate long-term debt:
Term Loan A	29,737	29,737	33,980	33,980
Term Loan B	138,263	138,263	143,520	143,520
Interest rate swaps	1,844	1,844	—	—

19. Segment Reporting

D&E’s reportable business segments are as follows: Wireline, Systems Integration and Corporate and Other. The segments are more fully described in Note 1. Segment information for prior years has been recast to conform to the current presentation. Intersegment revenues are recorded at the same rates charged to external customers.

	Wireline	Systems Integration	Corporate & Other	Eliminations	Total Company
2007
External customer revenues	$145,633	$5,384	$1,532	$—	$152,549
Intersegment revenues	25	—	—	(25)	—
Depreciation & amortization	33,206	272	730	—	34,208
Operating income (loss)	32,873	(7,385)	(849)	—	24,639
Equity in net loss of affiliates	—	—	(3)	—	(3)
Segment assets	489,806	1,780	450,386	(440,791)	501,181
Capital expenditures	23,864	231	106	—	24,201
2006
External customer revenues	$153,839	$6,641	$1,588	$—	$162,068
Intersegment revenues	4	4	—	(8)	—
Depreciation & amortization	36,772	714	755	—	38,241
Operating income (loss)	29,243	(6,257)	(474)	—	22,512
Equity in net losses of affiliates	—	—	(180)	—	(180)
Gain on investments	—	—	1,035	—	1,035
Segment assets	495,721	10,628	440,429	(436,205)	510,574
Investments in and advances to affiliates	—	—	14	—	14
Capital expenditures	26,248	173	17	—	26,438
2005
External customer revenues	$153,869	$8,556	$2,137	$—	$164,562
Intersegment revenues	3	6	—	(9)	—
Depreciation & amortization	36,376	1,002	745	—	38,123
Operating income (loss)	28,757	(5,327)	(600)	—	22,830
Equity in net income of affiliates	—	—	1,000	—	1,000
Gain on investments	—	—	6,895	—	6,895
Segment assets	513,380	16,792	446,863	(441,363)	535,672
Equity in net losses of affiliates in excess of investments and advances	—	—	(196)	—	(196)
Capital expenditures	30,170	134	34	—	30,338

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	2007	2006	2005
Operating income from reportable segments	$25,488	$22,986	$23,430
Corporate and other	(849)	(474)	(600)
Equity in net income (losses) of affiliates	(3)	(180)	1,000
Interest expense	(14,928)	(15,274)	(14,177)
Gain on investments	—	1,035	6,895
Loss on early extinguishment of debt	—	(1,103)	—
Other, net	8,245	4,790	3,205

Income from continuing operations before income taxes and dividends on utility preferred stock	$17,953	$11,780	$19,753

20. Quarterly Results of Operations (unaudited)

The following table summarizes D&E’s quarterly financial data for the years ended December 31, 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2007
Total operating revenues	$38,364	$37,201	$38,210	$38,774
Depreciation and amortization	9,508	9,210	7,678	7,812
Goodwill impairment	—	—	—	5,158
Other operating expenses	23,350	21,465	21,986	21,743

Total operating expenses	32,858	30,675	29,664	34,713

Operating income	5,506	6,526	8,546	4,061
Net income	2,610	2,286	3,755	1,988
Earnings per common share — basic and diluted:
Net income	0.18	0.16	0.26	0.14

2006
Total operating revenues	$40,287	$41,359	$40,625	$39,797
Depreciation and amortization	9,460	9,493	9,536	9,752
Intangible asset impairment	—	1,892	—	—
Other operating expenses	25,927	25,702	24,918	22,876

Total operating expenses	35,387	37,087	34,454	32,628

Operating income	4,900	4,272	6,171	7,169
Net income	1,631	897	731	3,483
Earnings per common share — basic and diluted:
Net income	0.11	0.06	0.05	0.24

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant quarterly variances of net income are explained below:

The net income in the third quarter of 2007 included a $1,682 ($1,093, or $0.08 per common share, after tax) decrease in depreciation expense primarily due to revisions in the estimated useful lives of certain fixed assets to update composite depreciation rates for regulated telephone property and certain fixed assets becoming fully depreciated in the first six months of 2007.

The net income in the fourth quarter of 2007 included a $1,540 ($1,001, or $0.07 per common share, after tax) decrease in depreciation expense primarily due to revisions in the estimated useful lives of certain fixed assets to update composite depreciation rates for regulated telephone property and certain fixed assets becoming fully depreciated in the first six months of 2007, income of $4,600 ($2,691, or $0.19 per common share, after tax) from the collection of principal on the note received from the sale of Conestoga Wireless assets and a goodwill impairment of $5,158 ($4,671, or $0.32 per common share after tax) recognized in the Systems Integration segment.

The net income in the second quarter of 2006 included a $2,375 ($1,390, or $0.10 per common share, after tax) loss from a customer list intangible asset impairment.

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

The following tables summarizes D&E’s operating results for the three months ended December 31, 2007:

	Wireline	Systems Integration	Corporate & Other	Eliminations	Total Company
External customer revenues	$37,156	$1,206	$412	$—	$38,774
Intersegment revenues	9	—	—	(9)	—

Total revenues	37,165	1,206	412	(9)	38,774

Depreciation and amortization	7,582	48	182	—	7,812
Goodwill impairment	—	5,158	—	—	5,158
Other operating expenses	19,695	1,568	489	(9)	21,743

Total operating expenses	27,277	6,774	671	(9)	34,713

Operating income (loss)	$9,888	$(5,568)	$(259)	$—	$4,061

Item 15(a)(2).	Financial Statement Schedules

D&E COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$609	$711	$820	$500
Year ended December 31, 2006	748	592	731	609
Year ended December 31, 2005	1,024	485	761	748
Allowance for inventory obsolescence:
Year ended December 31, 2007	24	70	87	7
Year ended December 31, 2006*	—	198	174	24
Year ended December 31, 2005	115	181	296	—
Valuation allowance for deferred tax assets:
Year ended December 31, 2007	16,781	2,337	71	19,047
Year ended December 31, 2006	13,969	2,876	64	16,781
Year ended December 31, 2005	14,752	1,428	2,211	13,969

*	Deductions credited to cost and expenses in the year ended December 31, 2006 include $79 in connection with a business sold.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.