Form 10-Q
period 2008-03-31
D&E COMMUNICATIONS INC
filed 2008-05-09
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008
Common Stock, par value $0.16 per share	14,477,735 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1.	Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES
Communication service revenues	$36,613	$36,954
Communication products sold	459	624
Other	725	786

Total operating revenues	37,797	38,364

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	12,256	13,093
Cost of communication products sold	372	514
Depreciation and amortization	7,848	9,508
Marketing and customer services	3,540	3,367
General and administrative services	5,659	6,376

Total operating expenses	29,675	32,858

Operating income	8,122	5,506

OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(3,349)	(3,736)
Other, net	3,418	1,716

Total other income (expense)	69	(2,020)

Income before income taxes and dividends on utility preferred stock	8,191	3,486

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes	3,043	860
Dividends on utility preferred stock	16	16

Total income taxes and dividends on utility preferred stock	3,059	876

NET INCOME	$5,132	$2,610

Weighted average common shares outstanding (basic)	14,462	14,399
Weighted average common shares outstanding (diluted)	14,514	14,487

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Earnings per common share	$0.35	$0.18

Dividends per common share	$0.13	$0.13

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,874	$17,845
Accounts and notes receivable, net of reserves of $367 and $500	13,437	14,688
Inventories, lower of cost or market, at average cost	2,531	2,666
Prepaid expenses	5,496	2,887
Other	3,186	2,520

TOTAL CURRENT ASSETS	38,524	40,606

PROPERTY, PLANT AND EQUIPMENT
In service	400,485	396,659
Under construction	8,273	6,648

	408,758	403,307
Less accumulated depreciation	243,456	237,243

	165,302	166,064

OTHER ASSETS
Goodwill	137,614	137,623
Intangible assets, net of accumulated amortization	147,050	148,376
Other	8,673	8,512

	293,337	294,511

TOTAL ASSETS	$497,163	$501,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,072	$7,071
Accounts payable and accrued liabilities	13,132	17,188
Accrued taxes	1,825	1,093
Accrued interest and dividends	1,041	816
Advance billings, customer deposits and other	4,565	4,709

TOTAL CURRENT LIABILITIES	27,635	30,877

LONG-TERM DEBT	184,361	186,879

OTHER LIABILITIES
Deferred income taxes	71,597	70,977
Defined benefit plans	14,284	15,465
Other	7,132	7,663

	93,013	94,105

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares-100,000; issued shares-16,141 at March 31, 2008 and 16,092 at December 31, 2007; outstanding shares-14,474 at March 31, 2008 and 14,425 at December 31, 2007	2,583	2,575
Additional paid-in capital	163,797	163,560
Accumulated other comprehensive income (loss)	(7,942)	(7,216)
Retained earnings	51,462	48,147
Treasury stock at cost, 1,667 shares at March 31, 2008 and December 31, 2007	(19,192)	(19,192)

	190,708	187,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$497,163	$501,181

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,132	$2,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,848	9,508
Bad debt expense	38	172
Deferred income taxes	456	(1,589)
Gain from cash recovery of note receivable	—	(300)
Gain from life insurance proceeds	—	(588)
Stock-based compensation expense	106	86
Gain on retirement of property, plant and equipment	(11)	(1)
Termination of lease guarantee	(2,904)	—
Note receivable reserve	200	—
Changes in operating assets and liabilities:
Accounts receivable	1,213	1,234
Inventories	134	11
Prepaid expenses	(2,608)	(2,568)
Accounts payable and accrued liabilities	(1,586)	(88)
Accrued taxes and accrued interest	958	473
Advance billings, customer deposits and other	(145)	(269)
Defined benefit plans	(928)	(150)
Other, net	(403)	707

Net Cash Provided by Operating Activities	7,500	9,248

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,599)	(6,301)
Proceeds from sales of property, plant and equipment	288	235
Collection of note receivable	34	452
Proceeds from sale of short-term investments	—	9,946
Purchase of short-term investments	—	(3,187)
Life insurance proceeds	—	1,000
Acquisition of customer list intangible asset	—	(606)

Net Cash (Used In) Provided By Investing Activities	(7,277)	1,539

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(1,736)	(1,713)
Payments on long-term debt	(2,517)	(3,516)
Proceeds from issuance of common stock and stock options exercised	22	49
Excess tax benefits from stock compensation plans	37	—
Purchase of treasury stock	—	(48)

Net Cash Used In Financing Activities	(4,194)	(5,228)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,971)	5,559
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	17,845	3,101

END OF PERIOD	$13,874	$8,660

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$3,097	$3,827
Cash paid for income taxes	1,800	—

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008		2007
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,092	$2,575	16,039	$2,566
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors	49	8	11	2

Balance at March 31	16,141	2,583	16,050	2,568

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		163,560		162,534
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		237		227

Balance at March 31		163,797		162,761

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(7,216)		(5,028)
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(44)		(91)
Defined benefit plans, net of tax		148		181
Unrealized loss on derivative financial instruments, net of tax		(830)		—

Balance at March 31		(7,942)		(4,938)

RETAINED EARNINGS
Balance at beginning of year		48,147		44,651
Adjustment to adopt FIN 48		—		173
Net income		5,132		2,610
Dividends on common stock: $0.13 per share for each period		(1,817)		(1,801)

Balance at March 31		51,462		45,633

TREASURY STOCK
Balance at beginning of year	(1,667)	(19,192)	(1,663)	(19,144)
Treasury stock acquired	—	—	(4)	(48)

Balance at March 31	(1,667)	(19,192)	(1,667)	(19,192)

TOTAL SHAREHOLDERS’ EQUITY	14,474	$190,708	14,383	$186,832

	Three months ended March 31,
	2008	2007
COMPREHENSIVE INCOME (LOSS)
Net income	$5,132	$2,610
Reclassification adjustment for realized gain on derivative financial instruments, net of income taxes of ($31) and ($65)	(44)	(91)
Defined benefit plans, net of income taxes of $105 and $128	148	181
Unrealized loss on derivative financial instruments, net of income taxes of ($589)	(830)	—

Total comprehensive income	$4,406	$2,700

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ended December 31, 2008.

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis, in particular its interest rate swap derivatives. The partial adoption of SFAS 157 for these items did not have a material impact on the Company’s financial position, results of operations and cash flows.

The fair value hierarchy established in SFAS 157 prioritizes the inputs to valuation techniques used in measuring fair value into three levels as follows:

•	Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that represent an entity’s own assumptions about items that market participants would consider in determining fair value.

The Company measures the fair value of its interest rate swap derivatives using Level 2 (significant other observable) inputs. See Note 6 for additional information on the fair value measurement of the interest rate swap derivatives.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company in January 2009. The Company is currently evaluating the impact, if any, SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedges items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company in January 2009. The Company is currently evaluating the impact, if any, SFAS 161 will have on its financial position, results of operations and cash flows.

3.	Note Receivable

The Company entered into an agreement to restructure the terms of a note receivable, which was received as partial consideration for the sale of assets in September 2006. Based on the results of management’s assessment of the initial negotiations for a restructure of the note terms, the Company recorded a reserve of $125 on the note and interest receivable in the fourth quarter of 2007. Although the terms of the restructured note were not finalized at the time, the Company received a $34 payment on March 11, 2008. As a result of subsequent negotiations of the restructured note terms, the Company recognized an additional reserve of $200 on the note receivable in the first quarter of 2008 based on the restructured terms of the note. Additionally, effective January 1, 2008, interest income on the note will only be recognized after the note principal balance is fully repaid. The Company will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

The principal balance of the note at restructuring was $2,116 and the interest rate is fixed at 7%. Monthly payments, including principal and interest, are due beginning in June 2008 and continuing through January 2014 and are scheduled as follows:

Year	Annual Amount
2008	$108
2009	300
2010	360
2011	420
2012	480
2013	480
2014	740

The amount due in 2014 includes accrued and unpaid interest of $122 for the period from June 1, 2007 to December 31, 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The balance of the note receivable is reported net of fair value discounts and reserves in the Company’s condensed consolidated balance sheets as follows:

	March 31, 2008	December 31, 2007
Accounts and notes receivable	$157	$317
Other long-term assets	1,533	1,607

	$1,690	$1,924

4.	Intangible Assets

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	March 31, 2008	December 31, 2007
Indefinite-lived intangibles:
Franchises	$104,800	$104,800
FCC licenses	828	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	72,006	72,006
Accumulated amortization	(30,584)	(29,258)

Net intangible assets	$147,050	$148,376

The Company has concluded that there are no legal, regulatory, contractual, competitive, economic, or other factors that currently limit the useful life of our franchise intangible assets. These intangible assets continue to generate adequate cash flow for the Wireline segment, and the cash flows are expected to continue. Aggregate amortization expense related to the finite-lived intangible assets recorded for the three months ended March 31, 2008 and 2007 was $1,326 and $1,325, respectively.

5.	Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	March 31, 2008 Average Interest Rate	Maturity	March 31, 2008	December 31, 2007
Senior Secured Term Loan A	4.50%	2011	$29,104	$29,737
Senior Secured Term Loan B	5.96%	2011	137,271	138,263
Secured Term Loans	9.00%	2014	23,625	24,500
Capital lease obligation			1,433	1,450

			191,433	193,950
Less current maturities			7,072	7,071

Total long-term debt			$184,361	$186,879

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

In the three months ended March 31, 2008, D&E made voluntary principal prepayments of $750, of which $133 and $617 were applied to Term Loan A and Term Loan B, respectively.

6.	Derivative Financial Instruments

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

At March 31, 2008 and December 31, 2007, the Company had interest rate swap agreements with a total notional amount of $75,000 and maturity dates in September 2009. The Company recognizes all derivatives on the balance sheet at fair value. The Company measures the fair value of its interest rate swap derivatives on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. The adoption of SFAS 157 did not have a material impact on the basis for measuring the fair value of these items. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of March 31, 2008 and December 31, 2007, the fair value of the derivatives was recorded as a long-term liability of $3,263 and $1,844, respectively. Unrealized net losses of $3,263 ($1,909 net of tax) and $1,844 ($1,078 net of tax) at March 31, 2008 and December 31, 2007, respectively, related to the interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

7.	Commitments and Contingencies

D&E had a guarantee agreement (“Guarantee Agreement”) with subsidiaries of Crown Castle International Corp. (“Crown”) for lease obligations on wireless tower sites until its termination in the first quarter of 2008. When D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”) in January 2003, under which Keystone Wireless purchased assets and assumed responsibility for the leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continued to guarantee the wireless tower site lease payments, which covered a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee was a continuing guarantee provided on an individual tower site basis. The maximum potential amount of undiscounted future payments that D&E could have been required to make under the guarantee as of December 31, 2007 was $7,685. The majority of these tower site leases and the Company’s guarantee were scheduled to expire between 2011 and 2013. As of December 31, 2007, D&E had recorded a liability for the lease guarantees of $3,200. It has been the Company’s historic policy to recognize release from the risk of guarantees upon expiration or settlement of the guarantee.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

In the first quarter of 2008, D&E entered into an agreement with Crown releasing the Company from its obligations under the Guarantee Agreement. In connection with the termination of the Guarantee Agreement, D&E and Crown agreed to additional renewal periods through June 2066 for a ground lease agreement under which D&E is the lessor. In the first quarter of 2008, the Company recognized non-operating income of $2,904 ($1,699 net of tax) based on the difference between the carrying value of the guarantee liability of $3,200 and the fair value of the additional renewal periods of $296. The fair value of the additional renewal periods will be deferred and recognized over the original lease term and initial renewal periods that expire in June 2026.

8.	Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 179,679 and 55,104 shares for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

The following table shows how earnings per share were computed for the periods presented:

	Three months ended March 31,
	2008	2007
Net income	$5,132	$2,610

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,462	14,399

Net income per common share	$0.35	$0.18

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,462	14,399
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	52	88

Adjusted weighted average shares outstanding (thousands)	14,514	14,487

Net income per common share	$0.35	$0.18

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

9.	Stock-Based Compensation

Stock Options

The grant-date fair value of stock options awarded in the three months ended March 31, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Fair value	$3.48	$4.28
Dividend yield	4.41%	3.86%
Expected life	6 Years	6 Years
Expected volatility	45.00%	45.00%
Risk-free interest rate	3.03%	4.61%

A summary of stock option activity and related information for the three months ending March 31 follows:

	2008		2007
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding at beginning of period	270,352	$10.60	221,405	$10.06
Granted	67,675	11.48	62,900	12.51
Cancelled	—	—	(3,000)	12.51

Outstanding at end of period	338,027	$10.78	281,305	$10.58

There were a total of 234,085 stock options exercisable at March 31, 2008 with a weighted-average exercise price of $10.31. The weighted average remaining contractual term was approximately 5.3 years for stock options outstanding as of March 31, 2008. The total intrinsic value was approximately $37 for stock options outstanding as of March 31, 2008.

Compensation expense related to stock options in the three months ended March 31, 2008 and 2007 was $35 and $21, respectively. The related tax benefits for the three months ended March 31, 2008 and 2007 were $15 and $9, respectively.

Performance Restricted Shares

A summary of performance restricted share award activity and related information for the three months ending March 31 follows:

	2008		2007
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	51,667	$9.98	82,400	$8.87
Granted	31,195	11.48	19,600	12.66
Forfeited	(2,500)	3.20	(4,000)	10.38

Non-vested at end of period	80,362	$10.77	98,000	$9.56

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

The fair value of non-vested performance restricted shares recognized as compensation expense in the three months ended March 31, 2008 and 2007 was $66 and $67, respectively. The related tax benefits for the three months ended March 31, 2008 and 2007 were $27 and $27, respectively.

In the first quarter of 2008, 38,468 vested performance restricted shares, including dividend equivalents, were converted to shares of common stock.

10.	Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$390	$409	$1	$2
Interest cost	1,061	992	36	40
Expected return on plan assets	(1,044)	(919)	(7)	(7)
Amortization of prior service cost	(33)	(31)	(41)	(41)
Amortization of net loss	313	358	15	22

Net periodic benefit cost	$687	$809	$4	$16

During the three months ended March 31, 2008, D&E contributed $1,600 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $3,600 to its defined benefit plans during the remainder of 2008.

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Segment	2008	2007	2008	2007	2008	2007
Wireline	$36,489	$36,221	$9	$6	$8,632	$6,646
Systems Integration	890	1,784	—	—	(161)	(912)
Corporate and Other	418	359	—	—	(349)	(228)
Eliminations	—	—	(9)	(6)	—	—

Total	$37,797	$38,364	$—	$—	$8,122	$5,506

	Segment Assets
Segment	March 31, 2008	December 31, 2007
Wireline	$489,770	$489,806
Systems Integration	1,572	1,780
Corporate and Other	452,698	450,386
Eliminations	(446,877)	(440,791)

Total	$497,163	$501,181

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended March 31,
	2008	2007
Operating income from reportable segments	$8,471	$5,734
Corporate and other operating loss	(349)	(228)
Interest expense	(3,349)	(3,736)
Other, net	3,418	1,716

Income before income taxes and dividends on utility preferred stock	$8,191	$3,486

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plans,” or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements. These forward-looking statements involve certain risks and uncertainties, including, but not limited to:

•	changes in the competitive and technological environment in which we operate;

•	our ability to fund necessary investment in plant and equipment;

•	our current level of debt financing;

•	our ability to further penetrate our markets and the related cost of that effort;

•	economic conditions;

•	government and regulatory policies at both the federal and state levels; and

•	reductions in rates or call volume that generate network access revenues.

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

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2007, as filed on Form

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

10-K with the Securities and Exchange Commission (“SEC”). We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Segments

Our business segments are Wireline, Systems Integration and Corporate and Other. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

Our Wireline segment includes three rural local exchange carriers (“RLEC”), providing services in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local exchange carrier (“CLEC”), providing services in the Lancaster, Reading, Harrisburg, State College, Pottstown, Williamsport and Altoona, Pennsylvania metropolitan areas, which we refer to as our “edge-out” markets. We offer our Wireline customers a comprehensive package of communications services, including local telephone service, enhanced telephone services, network access services, long-distance toll services, dedicated data circuits, and communication services, such as broadband and dial-up Internet access services, business continuity services, co-location facilities, web-hosting services, directory and other revenue sources such as video and VoIP services.

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

As of March 31, 2008, we served 123,563 RLEC access lines, 46,021 CLEC access lines, 39,970 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 2,984 dial-up Internet access subscribers, 8,099 video subscribers and 1,013 web-hosting customers resulting in total customer connections of 221,650. For the quarter ended March 31, 2008, we generated total consolidated revenues of $37,797, consolidated operating income of $8,122 and consolidated net income of $5,132.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). To achieve this objective:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers to broadband connections. New broadband customers are being aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the future delivery of Internet Protocol (“IP”) and web-based application services. We have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build out our fiber-to-the-node (“FTTN”) infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP-based multimedia applications. Furthermore, our Haywire computer support services which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, is another example of our commitment to our broadband business. Through our Internet service provider, we also offer our customers the convenience of using on-demand services including news, movies, shopping and other consumer services.

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

•

We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications, information technology, business continuity and co-location needs. We have created a more direct link between our Wireline customer base and the Systems Integration business through joint sales proposals, sales incentive plans and needs-based proposals that combine Wireline and Systems Integration services for a custom and differentiated offering, including professional information technology services, network security services and network monitoring and response.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Business Risks

Business risks affecting our Company include increased competition, the complex and uncertain regulatory environment in the telecommunications industry and our debt financing. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a more extensive discussion of risk factors affecting our business.

•	Increased competition

We have faced, and expect to continue to face, increased competition as a result of a convergence of technologies and a pro-competitive regulatory environment, which has eroded barriers to entry into our Wireline business segment.

Convergence of technologies

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, broadband services and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks and satellite companies’ satellite networks. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for the customers’ communications needs. These developments mean that we are competing for our existing customer base in our RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The decreases in the number of access lines in our RLEC territories reflect such increased competition, in addition to the elimination of lines by our customers as they shift to DSL for high-speed Internet access.

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

The competitive threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual, personalized service. We are also flexible enough to be able to provide an individual response to customers’ needs. We feel that this responsiveness will be critical to our ability to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2008 capital budget is approximately $25,000. However, our ability to invest in infrastructure may be limited by our indebtedness of $191,433 as of March 31, 2008 and the covenants contained in the Company’s credit facility.

Pro-competitive regulatory environment

It is basic policy of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PA PUC”) to encourage competition in the communications industry. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. The introduction of new competitors could have a negative effect on our RLEC markets, yet at the same time present operating benefits to our CLEC business.

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

CORE Communications, Inc (“CORE”) filed an application on August 19, 2005 with the PA PUC to be a facilities-based CLEC providing service in our RLEC markets. The PA PUC granted CORE a certificate to provide telecommunications services in the entire rural telephone company territory of Pennsylvania and the Commonwealth Court has affirmed the PA PUC’s decision to grant CORE a CLEC certificate. CORE requested interconnection agreements with other RLECs, including our RLECs. The request was contested and was referred to arbitration by the PA PUC. A hearing was held before a PA PUC Administrative Law Judge in March 2008 in order to allow the parties to submit testimony in regard to issues involving interconnection agreements between CORE and other RLECs, including our RLECs. Legal briefs and final offers by both sides were filed by April 30, 2008. CORE is unable to operate in our RLEC markets until the PA PUC resolves our interconnection agreement arbitration proceeding and we enter into a PA PUC approved interconnection agreement with them.

Comcast Business Communications filed an application with the PA PUC on January 31, 2008 for certification to be a facilities-based CLEC in our Conestoga RLEC territory in areas where they currently have facilities to provide cable TV services. Comcast Business Communications also requested to negotiate interconnection agreements with our Conestoga and Denver and Ephrata RLECs. Subsequently, Comcast Business Communications amended the request to eliminate our Denver and Ephrata RLEC from the negotiation for interconnection agreements. The negotiation process has not started.

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

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by the National Exchange Carrier Association, Inc. (“NECA”). If the FCC would disallow RLECs from receiving compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. The average schedule settlement formulas, which were effective July 1, 2006 and July 1, 2007, included a two-year transition period for implementing the new calculations. We estimate that the total combined effect of the July 2006 and July 2007 changes in NECA average schedule settlement formulas on consolidated network access revenues, based on 2007 access lines and minutes of use, will be a reduction of approximately $700 during the remaining nine months of 2008, and further reductions of approximately $700 during fiscal year 2009 and $100 during fiscal year 2010.

The FCC is reviewing potential modifications to the current systems of interstate network access rates that telecommunication companies charge each other for network access. The FCC is considering comments from the public on the Missoula Plan, a proposal that was developed by industry representatives. The Missoula Plan, if adopted, would have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. The FCC has also received other proposals to reform intercarrier compensation.

The federal USF program is under legislative and industry scrutiny as a result of the growth in the fund and changes within the telecommunications industry. The primary change is the increase in the number of eligible telecommunications carriers (“ETCs”) receiving money from the USF. There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are distributed. The Federal/State Joint Board on Universal Service (“Joint Board”) released a recommended decision to the FCC to impose an interim cap on the amount of high-cost support that competitive ETCs (“CETCs”) receive. On May 1, 2008, the FCC adopted an interim cap on payments to CETCs. The FCC capped total annual support for CETCs at the level they were eligible to receive in each state during March 2008, on an annualized basis. The Joint Board

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

also issued a subsequent recommended decision to the FCC to establish a provider of last resort fund, a mobility fund and a broadband fund. Each fund would have a separate distribution and allocation mechanism. We cannot estimate at this time what impact the Joint Board’s recommended changes would have on our RLECs. Finally, the FCC is considering proposals regarding the USF contribution methodology, which would change the type of service providers required to contribute to the fund and the basis on which they would contribute. Until the FCC adopts a specific contribution methodology we cannot estimate the impact a change in carrier contributions would have on our companies.

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and the Pennsylvania Universal Service Fund (“PA USF”), along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. The PA PUC granted a further stay of this proceeding on April 9, 2008 but voted to open the proceeding for the limited purpose of re-examining whether the current local service rate cap of eighteen dollars for RLECs is appropriate, and whether the PA USF can be utilized by the RLECs for revenue support if their annual state regulatory price-cap guideline (“Chapter 30”) rate increases result in rates that exceed the cap. Until the PA PUC adopts specific proposals, it is impossible to predict how much the proposed changes will affect our business and whether they will be favorable or unfavorable.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 plan. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested that the PA PUC investigate our ability to increase access rates. On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates. We filed a request for reconsideration and clarification of the order on a number of issues and proposed an increase in local service rates for one of our RLECs retroactive to November 15, 2006. From November 9, 2006 through July 31, 2007, we continued to bill carriers at the July 1, 2006 rates. However, we recorded a reserve against amounts that were collected from carriers related to the rate increases that were challenged by Verizon. The total amount of the reserve at March 31, 2008 was $1,020.

On November 29, 2007, the PA PUC granted our request to increase local rates retroactive to November 15, 2006 but denied our request to collect the amounts in excess of the existing caps for residential and business single party services from the PA USF. On December 17, 2007, the Office of Consumer Advocate (“OCA”) filed a petition for reconsideration, claiming the PA PUC erred in its ruling that rates could be increased above the existing residential caps established by the PA PUC. We filed in support of the petition while Verizon filed opposition to the petition. The PA PUC granted the petition for review. On April 9, 2008, the PA PUC issued an Opinion and Order which denied the OCA’s petition and ordered our RLECs to issue refunds, as required by the July 11, 2007 Order, within 30 days from the date of entry of the Opinion and Order. In addition, the PA PUC proposed civil penalties, amounting to approximately $10 in total, against our RLECs for not issuing refunds in accordance with its July 11, 2007 Opinion and Order. We promptly issued refunds to all carriers in April 2008 and filed comments with the PA PUC stating that the proposed civil penalties are inappropriate and requested that they be removed in their entirety. It is our contention that the refund issue was stayed until the PA PUC had addressed and resolved all petitions for reconsideration and clarification. We are now awaiting a final decision from the PA PUC on our comments involving the civil penalties. We are reviewing our legal options in regard to the PA PUC’s decision regarding civil penalties and the denial of our 2006 proposed rate increases.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	Debt financing

We had indebtedness of $191,433, including current maturities and a capital lease obligation of $1,433, at March 31, 2008. Our indebtedness could restrict our operations because:

•

We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	Certain covenants in our loan agreement limit the amount of capital investment; and

•	The level of indebtedness will make us more vulnerable to economic or industry downturns, and our debt service obligations increase our vulnerability to competitive pressures.

•	Conclusion

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following table is a summary of our operating results by segment for the three months ended March 31, 2008 and 2007.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
March 31, 2008
Revenues – External	$36,489	$890	$418	$—	$37,797
Revenues – Intercompany	9	—	—	(9)	—

Total Revenues	36,498	890	418	(9)	37,797

Depreciation and Amortization	7,614	45	189	—	7,848
Other Operating Expenses	20,252	1,006	578	(9)	21,827

Total Operating Expenses	27,866	1,051	767	(9)	29,675

Operating Income (Loss)	$8,632	$(161)	$(349)	$—	$8,122

March 31, 2007
Revenues – External	$36,221	$1,784	$359	$—	$38,364
Revenues – Intercompany	6	—	—	(6)	—

Total Revenues	36,227	1,784	359	(6)	38,364

Depreciation and Amortization	9,192	129	187	—	9,508
Other Operating Expenses	20,389	2,567	400	(6)	23,350

Total Operating Expenses	29,581	2,696	587	(6)	32,858

Operating Income (Loss)	$6,646	$(912)	$(228)	$—	$5,506

Our Wireline revenue is derived primarily from local telephone service, including enhanced telephone services, network access charges, long distance toll service, dedicated data circuits, and communication services, such as broadband and dial-up Internet access services, business continuity services, co-location facilities, web-hosting services, directory and other revenue sources such as video and VoIP services. Our Systems Integration revenue is derived from sales of services and equipment that support the design, implementation and maintenance of local and wide area networks. Our offerings include wireless networking solutions, security services, consultative information technology services and managed services.

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our Wireline segment incurs costs related to network access charges, leased network facilities associated with providing local telephone service to CLEC customers, leased network facilities costs for our broadband and dial-up Internet access services, directory expense, and other operations expenses such as network switching expense, engineering and outside plant costs. Our Systems Integration segment incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the provision of our services and sales of computer equipment.

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

In the first quarter of 2008, we entered into an agreement with Crown Castle International Corp. (“Crown”) releasing us from our obligations under a guarantee agreement with Crown for lease obligations of wireless tower sites of Keystone Wireless LLC. In connection with the termination of the lease guarantee, we agreed to additional renewal periods through June 2066 for a ground lease agreement with Crown as lessee and D&E as lessor. In the first quarter of 2008, we recognized a gain of $2,904 based on the difference between the carrying value of the guarantee liability of $3,200 and the fair value of the additional renewal periods of $296. The fair value of the additional renewal periods will be deferred and recognized over the original lease term and initial renewal periods that expire in June 2026.

We have entered into an agreement to restructure the terms of a note receivable, which we received as partial consideration for the sale of assets in September 2006. Based on the results of management’s assessment of the initial negotiations for a restructure of the note terms, we recorded a reserve of $125 on the note and interest receivable in the fourth quarter of 2007. Although the terms of the restructured note were not finalized at the time, we received a $34 payment on March 11, 2008. As a result of subsequent negotiations of the restructured note terms, we recognized an additional reserve of $200 on the note receivable in the first quarter of 2008 based on the restructured terms of the note. Additionally, effective January 1, 2008, interest income on the note will only be recognized after the note principal balance is fully repaid. We will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

Consolidated Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Consolidated revenues decreased $567, or 1.5%, to $37,797 for the quarter ended March 31, 2008, from $38,364 for the same period in 2007. The primary reason for the decrease was a reduction in Systems Integration revenue of $894 due mainly to the March 31, 2007 expiration of a contract with a retail services customer. Wireline revenue increased $271 due to increased communication services revenue of $928, partially offset by a Wireline directory revenue decrease of $429, reflecting the impact of a contract relating to three of our four directories which became effective in the fourth quarter of 2006. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

We have entered into a three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and in the first quarter of 2007 for the third directory. This arrangement is estimated to decrease directory revenues, based upon 2007 levels, by approximately $300 in the last nine months of 2008. Our directory expense, based on 2007 levels, is not expected to decrease any further in the last nine months of 2008. We estimate the net effect of the decrease in directory revenue and expense will be a reduction in operating income of approximately $300 in the last nine months of 2008.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated operating expenses decreased $3,183, or 9.7%, to $29,675 for the quarter ended March 31, 2008, from $32,858 for the same period in 2007. Depreciation and amortization in the Wireline segment decreased $1,578 primarily due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and certain fixed assets becoming fully depreciated in June 2007. Other Wireline operating expenses decreased $137 and Systems Integration operating expenses decreased by $1,645. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating income increased $2,616, to $8,122, for the first quarter of 2008, from $5,506 in the same period of 2007. Operating income as a percentage of revenue increased to 21.5% in the first quarter of 2008, compared to 14.4% in the same period of 2007.

Other income (expense) was $69 in the first quarter of 2008, compared to ($2,020) for the same period in 2007. Interest expense decreased to $3,349 in the first quarter of 2008, compared to $3,736 in the same period of 2007, as a result of reductions in debt and decreases in short-term interest rates. Other income increased $1,702 to $3,418 in 2008 compared to $1,716 in 2007. In the first quarter of 2008, we recorded $2,904 of income from the termination of a lease guarantee and a $200 reserve on a note receivable as described above. In the first quarter of 2007, we recorded income of $588 from proceeds of a key-person life insurance policy, in excess of the cash surrender value, of which the Company was the named beneficiary. Other income for the first quarter of 2007 included $449 of interest income and principal repayments collected on the note received from the sale of assets of Conestoga Wireless, which was paid in full in the fourth quarter of 2007. We recognized income upon collection of the note principal and interest as this note receivable was from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable was fully reserved on our balance sheet.

Income taxes were $3,043 in the first quarter of 2008, compared to $860 for the same period in 2007. The effective income tax rate of 37.2% for the first quarter of 2008 is higher than the federal statutory rate by approximately 2.2%. State income taxes, net of federal tax benefits, resulted in a 1.9% increase in the effective income tax rate for the first quarter of 2008, primarily as result of the deferred state tax expense recognized on the termination of the lease guarantee described above. The effective income tax rate of 24.7% for the first quarter of 2007 is lower than the federal statutory rate by approximately 10.3%. In the first quarter of 2007, a permanent book to tax difference of $519 on the key-person life insurance gain resulted in a 5.2% reduction in the effective tax rate. The effective income tax rate for the first quarter of 2007 is also lower than the federal statutory rate due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense.

Net income was $5,132, or $0.35 per share, in the first quarter of 2008 compared to a net income of $2,610, or $0.18 per share, in the first quarter of 2007. The primary reasons for the increase in net income were the operating income increase of $2,616 and an increase in other income of $1,702, partially offset by the increase in income taxes of $2,183.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Wireline Segment Results

	Three months ended March 31,
	2008	2007	Change	% Change
Revenues:
Local Telephone Service	$12,356	$12,066	$290	2.4
Network Access	10,992	11,199	(207)	(1.8)
Long Distance	5,061	5,323	(262)	(4.9)
Communication Services	6,422	5,494	928	16.9
Directory	1,128	1,557	(429)	(27.6)
Other	539	588	(49)	(8.3)

Total Revenues	36,498	36,227	271	0.7

Depreciation and Amortization	7,614	9,192	(1,578)	(17.2)
Other Operating Expenses	20,252	20,389	(137)	(0.7)

Total Operating Expenses	27,866	29,581	(1,715)	(5.8)

Operating Income	$8,632	$6,646	$1,986	29.9

Customer Connections at March 31
RLEC Access Lines	123,563	128,538	(4,975)	(3.9)
CLEC Access Lines	46,021	44,267	1,754	4.0
DSL/High-Speed Internet	39,970	33,726	6,244	18.5
Dial-up Access	2,984	4,864	(1,880)	(38.7)
Video	8,099	7,606	493	6.5
Web-hosting	1,013	975	38	3.9

Total	221,650	219,976	1,674	0.8

Local telephone service revenue increased primarily due to additional custom calling feature revenue mainly as a result of a July 1, 2007 price increase. Network access revenue declined primarily due to lower NECA settlements of $320, lower subscriber line charges of $136 as a result of the decline in RLEC access lines and a revenue decrease of $386 primarily due to lower minutes of use, partially offset by a revenue increase of approximately $491 due to a change in the routing of long distance calls and a special network access revenue increase of $144 due to a higher average rate per circuit. Long distance revenues decreased primarily due to a reduction in the average rate per minute of use. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $723 attributable to subscriber growth, equipment rental revenue of $121, co-location and web-hosting revenue of $100 and video revenue of $71, partially offset by a reduction in dial-up Internet revenue of $94. Directory revenue decreased primarily as the result of three of our four directories being published under the contract described previously.

Depreciation and amortization expense decreased approximately $939 due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and approximately $936 due to certain fixed assets becoming fully depreciated in the first six months of 2007, partially offset by the depreciation expense on fixed assets placed in service in the current year. Directory expense decreased $309, primarily as the result of three of our four directories being published under the contract described previously. Expenses also decreased $433 due to a settlement reached with a vendor on estimated amounts owed to them. Network access expense increased $423 primarily due to a change in the routing

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

of long distance calls, which increased the average rate per minute of use and minutes of use. Corporate overhead expenses increased $122 as a result of the increase in allocation of corporate overhead expenses to this segment and a slight increase in total expenses allocated to all segments.

The effect of the July 2006 and 2007 changes in NECA average schedule settlement formulas on the Wireline segment are more fully described in the section entitled Business Risks in Part 1, Item 2 of this Form 10-Q. Revenues earned through the NECA settlement process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we record the amount of such a reduction or increase as an adjustment to our earnings. During the first three months of 2008 and 2007, we have increased revenue by $92 and decreased revenue by $58, respectively, due to a revision of the estimated revenue we expect to receive from or refund to the settlement pools in the future.

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. For the three months ended March 31, 2008 and 2007, we recognized network access revenue of $1,706 and $1,972, respectively, for universal service support. We also pay into the federal USF and the PA USF. For the three months ended March 31, 2008 and 2007, the Company recognized communication service expense of $636 and $610, respectively. We bill our customers a federal universal service charge to cover most of our universal service costs. Universal service costs not recovered through billings to customers are recovered through the NECA settlement process.

On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates as a result of our 2006 Chapter 30 filings. The effect of this order on our Wireline segment is more fully described in the section entitled Business Risks in Part 1, Item 2 of this Form 10-Q.

In addition, the PA PUC approved our request to increase local service rates effective July 1, 2007, in accordance with our 2007 Chapter 30 filing. The new monthly rates are designed to generate an increase in annual consolidated revenue of approximately $1,600. The actual annual revenue increase will be different from this amount to the extent that actual access lines and custom calling features differ from the historical data that we used in developing the new rates.

In July 2007, we revised the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties. Depreciation and amortization expense is expected to decline approximately $4,600 in 2008, compared to 2007 annual depreciation expense, with a further reduction of approximately $1,000 in 2009 due to several reasons, including the July 2007 revisions in the estimated useful lives of certain fixed assets, certain fixed assets becoming fully depreciated in the first six months of 2007 and certain fixed assets becoming fully depreciated in 2008.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Systems Integration Segment Results

	Three months ended March 31,
	2008	2007	Change	% Change
Revenues	$890	$1,784	$(894)	(50.1)
Depreciation and Amortization	45	129	(84)	(65.1)
Other Operating Expenses	1,006	2,567	(1,561)	(60.8)

Total Operating Expenses	1,051	2,696	(1,645)	(61.0)

Operating Loss	$(161)	$(912)	$751	(82.3)

Communications services revenue decreased $709 primarily due to the March 31, 2007 expiration of contract with a retail services customer. Communication products sold decreased $185 due to a decline in computer equipment sales.

Operating expenses for the Systems Integration segment decreased primarily due to the expiration of the contract referenced above. Labor, benefits, subcontractors and vehicle expenses decreased $522, $312, $214 and $95, respectively, due to the contract expiration and a reduction in number of employees. Depreciation and amortization decreased $84 due to equipment disposals as a result of the contract expiration. Bad debt expense decreased $82 due to the recovery of an account receivable reserved in 2007. Corporate overhead expenses decreased $85 as a result of the reduction in allocation of corporate overhead expenses to this segment. Costs of products sold decreased $160 in conjunction with the decline in computer equipment sold.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Three months ended March 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$7,500	$9,248
Investing activities	(7,277)	1,539
Financing activities	(4,194)	(5,228)

Increase (decrease) in cash and cash equivalents	$(3,971)	$5,559

The change in cash and cash equivalents decreased $9,530 to a decrease in cash and cash equivalents of $3,971 for the three months ended March 31, 2008 compared to an increase in cash and cash equivalents of $5,559 in the three months ended March 31, 2007. The primary reasons for the $9,530 decrease were an increase in income tax payments of $1,800, an increase in payments for property, plant and equipment of $1,298 and the net reinvestment of short-term investments of $6,759 in cash equivalents in the first quarter of 2007.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The primary reason for the decrease in cash flow from operating activities during the three months ended March 31, 2008 was a $1,800 increase in income tax payments made during the period compared to the same period of 2007 as a result of a $1,800 tax payment in the first quarter of 2008 for the 2007 tax year. There were no income tax payments in the first quarter of 2007.

Net cash used in investing activities was $7,277 for the three months ended March 31, 2008 compared to net cash provided by investing activities of $1,539 in the three months ended March 31, 2007. Capital additions in the first three months of 2008 were primarily for information technology upgrades of approximately $1,100, communications network enhancements of approximately $4,000 and outside plant additions totaling approximately $1,500. In the first quarter of 2007, capital additions were $6,301 and we acquired a customer list intangible asset for $606. In the three months ended March 31, 2007, we purchased short-term investments of $3,187 and sold short-term investments of $9,946 and reinvested the proceeds in cash equivalents. We used life insurance proceeds of $1,000 received in March 2007 to make a voluntary principal payment on our long-term debt.

Net cash used in financing activities decreased due to lower voluntary payments on long-term debt of approximately $1,000. Long-term debt payments were $2,517 in the three months ended March 31, 2008, including voluntary prepayments of $750. Long-term debt payments were $3,516 for the first three months of 2007, including a $1,750 voluntary prepayment.

External Sources of Capital at March 31, 2008

As of March 31, 2008, our credit facility consists of Term Loan A with an outstanding balance of $29,104, Term Loan B with an outstanding balance of $137,271, secured term loans with an outstanding balance of $23,625 and a revolving credit facility, with a total availability of $25,000 ($25,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

Term Loan A requires interest payments with $500 quarterly principal payments, which continue through the first quarter of 2011, and one final principal payment in the second quarter of 2011. Term Loan B requires interest payments with $375 quarterly principal payments, which continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at either, at our option, the U.S. prime rate plus 0.50% to 1.00% or at LIBOR rates plus 1.50% to 2.00% based on our leverage ratio. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75% or a LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. The Secured Term Loans bear interest at a fixed rate of 9.0% and require equal quarterly principal payments through the fourth quarter of 2014. A commitment fee of 0.25% must be paid on the unused portion of the revolving credit facility.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. As of March 31, 2008, we had no other unsecured lines of credit. As of March 31, 2008, $25,000 of the revolving credit facility was available for borrowing and the full amount can be borrowed without violating any of the financial covenants. Our ratio of total debt to total debt plus capital decreased to 49.9% at March 31, 2008 from 50.6% at December 31, 2007 due to our long-term debt principal repayments and an increase in shareholders’ equity.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2008, other than for operations, include capital expenditures, scheduled principal and interest payments on our long-term debt, income taxes, the payment of quarterly common stock dividends, when and if declared by the board of directors, and other contractual obligations. On April 24, 2008, we declared a quarterly common stock dividend of $0.125 per share payable on June 16, 2008, to holders of record on June 2, 2008. We expect that this dividend will result in an aggregate payment of approximately $1,809. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E had a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites until its termination in the first quarter of 2008. The guarantee agreement and termination is described in more detail in the Note 7 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007, we have identified our critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2008.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Recently Issued Accounting Pronouncements

The effects of recently issued accounting pronouncements on the Company are discussed in Note 2 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosure

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of March 31, 2008, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans (fixed to October 2014)	$23,625	9.00%	$26,009
Senior Secured Term Loans (fixed to September 2009 through interest rate swaps)	75,000	7.04%	75,000

	98,625	7.51%	101,009
Subject to interest rate fluctuations:
Senior Secured Term Loans	91,375	4.61%	91,375

Total	$190,000	6.12%	$192,384

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $457 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $457 for each 50 basis point decrease in rates.

We have entered into interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of March 31, 2008, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amount	Pay Rate	Average Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	4.35%	$2,258
08/01/07 to 09/21/09	25,000	6.81%	4.35%	1,005

	$75,000			$3,263

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

D&E Communications, Inc. and Subsidiaries

Part II – Other Information

Item 6.	Exhibits

Exhibit No.	Identification of Exhibit	Reference
3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 1 to D&E’s definitive proxy statement for its 2005 Annual Meeting of Shareholders filed March 17, 2005.

3.2	By-laws	Incorporated herein by reference from Exhibit 3.2 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.	Material Contracts

10.1	Non-Compete Agreement dated September 10, 2007 between Leonard J. Beurer and D&E Communications, Inc.	Filed herewith.

10.2	Release and Termination of Limited Guarantee Agreement between D&E Communications, Inc. and Crown Castle USA, Inc., successor to Mountain Union Telecom LLC, effective January 2, 2008.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.3	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan.	Incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by D&E on January 30, 2008.

10.4	Non-Compete Agreement dated March 12, 2008 between Stuart L. Kirkwood and D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.20 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2007.

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14(a) of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: May 9, 2008	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: May 9, 2008	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President, Chief Financial Officer, Secretary and Treasurer