Form 10-Q
period 2008-06-30
D&E COMMUNICATIONS INC
filed 2008-08-11
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2008
Common Stock, par value $0.16 per share	14,494,527 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1.	Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES
Communication service revenues	$36,070	$35,913	$72,683	$72,867
Communication products sold	742	536	1,201	1,160
Other	737	752	1,462	1,538

Total operating revenues	37,549	37,201	75,346	75,565

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	12,296	12,045	24,552	25,138
Cost of communication products sold	605	426	977	940
Depreciation and amortization	7,768	9,210	15,616	18,718
Marketing and customer services	3,494	3,517	7,034	6,884
General and administrative services	5,275	5,477	10,934	11,853
Intangible asset impairment	26,200	—	26,200	—

Total operating expenses	55,638	30,675	85,313	63,533

Operating income (loss)	(18,089)	6,526	(9,967)	12,032

OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(2,951)	(3,718)	(6,300)	(7,454)
Other, net	115	400	3,533	2,116

Total other income (expense)	(2,836)	(3,318)	(2,767)	(5,338)

Income (loss) before income taxes and dividends on utility preferred stock	(20,925)	3,208	(12,734)	6,694

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	(9,000)	905	(5,957)	1,765
Dividends on utility preferred stock	17	17	33	33

Total income taxes and dividends on utility preferred stock	(8,983)	922	(5,924)	1,798

NET INCOME (LOSS)	$(11,942)	$2,286	$(6,810)	$4,896

Weighted average common shares outstanding (basic)	14,481	14,413	14,472	14,406
Weighted average common shares outstanding (diluted)	14,481	14,534	14,472	14,511

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share	$(0.82)	$0.16	$(0.47)	$0.34

Dividends per common share	$0.12	$0.12	$0.25	$0.25

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,807	$17,845
Accounts and notes receivable, net of reserves of $367 and $500	14,105	14,688
Inventories	2,627	2,666
Prepaid expenses	7,353	2,887
Other	2,025	2,520

TOTAL CURRENT ASSETS	36,917	40,606

PROPERTY, PLANT AND EQUIPMENT
In service	404,769	396,659
Under construction	8,747	6,648

	413,516	403,307
Less accumulated depreciation	249,129	237,243

	164,387	166,064

OTHER ASSETS
Goodwill	137,609	137,623
Intangible assets, net of accumulated amortization	119,525	148,376
Other	8,615	8,512

	265,749	294,511

TOTAL ASSETS	$467,053	$501,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,073	$7,071
Accounts payable and accrued liabilities	11,311	17,188
Accrued taxes	219	1,093
Accrued interest and dividends	1,002	816
Advance billings, customer deposits and other	5,081	4,709

TOTAL CURRENT LIABILITIES	24,686	30,877

LONG-TERM DEBT	182,592	186,879

OTHER LIABILITIES
Deferred income taxes	60,961	70,977
Defined benefit plans	13,503	15,465
Other	5,661	7,663

	80,125	94,105

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares-100,000; issued shares-16,161 at June 30, 2008 and 16,092 at December 31, 2007; outstanding shares-14,494 at June 30, 2008 and 14,425 at December 31, 2007	2,586	2,575
Additional paid-in capital	164,088	163,560
Accumulated other comprehensive loss	(6,977)	(7,216)
Retained earnings	37,699	48,147
Treasury stock at cost, 1,667 shares at June 30, 2008 and December 31, 2007	(19,192)	(19,192)

	178,204	187,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$467,053	$501,181

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,810)	$4,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,616	18,718
Bad debt expense	203	318
Deferred income taxes	(9,852)	(3,005)
Gain from cash recovery of note receivable	—	(300)
Gain from life insurance proceeds	—	(588)
Stock-based compensation expense	245	199
Gain on retirement of property, plant and equipment	(41)	(86)
Intangible asset impairment	26,200	—
Termination of lease guarantee	(2,904)	—
Note receivable reserve	200	—
Changes in operating assets and liabilities:
Accounts receivable	380	466
Inventories	39	15
Prepaid expenses	(4,435)	(3,287)
Accounts payable and accrued liabilities	(3,048)	319
Accrued taxes and accrued interest	(688)	(209)
Advance billings, customer deposits and other	373	419
Defined benefit plans	(1,454)	(1,279)
Other, net	(281)	307

Net Cash Provided by Operating Activities	13,743	16,903

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,576)	(12,313)
Proceeds from sales of property, plant and equipment	409	357
Collection of note receivable	49	679
Proceeds from sale of short-term investments	—	9,946
Purchase of short-term investments	—	(3,187)
Life insurance proceeds	—	1,000
Acquisition of customer list intangible asset	—	(606)

Net Cash Used In Investing Activities	(13,118)	(4,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,475)	(3,426)
Payments on long-term debt	(4,285)	(6,033)
Proceeds from issuance of common stock and stock options exercised	60	159
Excess tax benefits from stock compensation plans	37	15
Purchase of treasury stock	—	(48)

Net Cash Used In Financing Activities	(7,663)	(9,333)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,038)	3,446

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	17,845	3,101

END OF PERIOD	$10,807	$6,547

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$6,021	$7,607
Cash paid for income taxes	6,769	4,300

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008		2007
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,092	$2,575	16,039	$2,566
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors	69	11	23	4
Common stock issued for stock options exercised	—	—	8	1

Balance at June 30	16,161	2,586	16,070	2,571

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		163,560		162,534
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		528		504
Common stock issued for stock options exercised		—		86

Balance at June 30		164,088		163,124

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(7,216)		(5,028)
Reclassification adjustment for realized gain on derivative financial instruments, net of tax		(83)		(171)
Defined benefit plans, net of tax		297		369
Unrealized gain (loss) on derivative financial instruments, net of tax		25		(100)

Balance at June 30		(6,977)		(4,930)

RETAINED EARNINGS
Balance at beginning of year		48,147		44,651
Adjustment to adopt FIN 48		—		173
Net income (loss)		(6,810)		4,896
Dividends on common stock: $0.25 per share for each period		(3,638)		(3,610)

Balance at June 30		37,699		46,110

TREASURY STOCK
Balance at beginning of year	(1,667)	(19,192)	(1,663)	(19,144)
Treasury stock acquired	—	—	(4)	(48)

Balance at June 30	(1,667)	(19,192)	(1,667)	(19,192)

TOTAL SHAREHOLDERS’ EQUITY	14,494	$178,204	14,403	$187,683

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(11,942)	$2,286	$(6,810)	$4,896
Reclassification adjustment for realized gain on derivative financial instruments, net of income taxes of ($28), ($57), ($59) and ($122)	(39)	(80)	(83)	(171)
Defined benefit plans, net of income taxes of $105, $134, $210 and $262	149	188	297	369
Unrealized gain (loss) on derivative financial instruments, net of income taxes of $606, ($70), $18 and ($70)	855	(100)	25	(100)

Total comprehensive income (loss)	$(10,977)	$2,294	$(6,571)	$4,994

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results for the year ended December 31, 2008.

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis, in particular its interest rate swap derivatives. The partial adoption of SFAS 157 for these items did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company is currently evaluating the impact, if any, SFAS 157 will have on its nonfinancial assets and liabilities.

The fair value hierarchy established in SFAS 157 prioritizes the inputs to valuation techniques used in measuring fair value into three levels, as follows:

•	Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that represent an entity’s own assumptions based about items that market participants would consider in determining fair value.

The Company measures the fair value of its interest rate swap derivatives using Level 2 (significant other observable) inputs. See Note 6 for additional information on the fair value measurement of the interest rate swap derivatives.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company in January 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

3.	Note Receivable

The Company entered into an agreement on May 9, 2008 to restructure the terms of a note receivable, which was received as partial consideration for the sale of assets in September 2006. Based on the results of management’s assessment of the initial negotiations for a restructure of the note terms, the Company recorded a reserve of $125 on the note and interest receivable in the fourth quarter of 2007. Although the terms of the restructured note were not finalized at the time, the Company received a $34 payment on March 11, 2008. As a result of subsequent negotiations of the restructured note terms, the Company recognized an additional reserve of $200 on the note receivable in the first quarter of 2008 based on the restructured terms of the note. Additionally, effective January 1, 2008, interest income on the note will only be recognized after the note principal balance is fully repaid. The Company will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable. The Company has received the scheduled payments due on this note since the date of the restructured agreement.

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

The principal balance of the note receivable is reported net of fair value discounts and reserves in the Company’s condensed consolidated balance sheets as follows:

	June 30, 2008	December 31, 2007
Accounts and notes receivable	$209	$317
Other long-term assets	1,466	1,607

	$1,675	$1,924

4.	Goodwill and Intangible Assets

Goodwill and intangible assets are primarily the result of D&E’s May 24, 2002 acquisition of Conestoga Enterprises, Inc. (“CEI”), a neighboring rural local telephone company providing integrated communications services in markets throughout the eastern half of Pennsylvania, including two rural local exchange carriers, Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company (“CEI RLECs”). The CEI RLECs are operating units included in the Wireline segment and provide communication services to customers in specific franchise areas.

The franchise intangible assets (“franchises”) represent the value attributed to the rights of the CEI RLECs to operate as telecommunications carriers in their franchise areas as certified by the Pennsylvania Public Utility Commission (“PA PUC”) and the economic advantage of having an established network infrastructure to provide wireline telecommunications services in the specific franchise area. Franchise value largely reflects the (i) reasonable expectation that as a current customer leaves, a new customer at the same address will likely take its place and (ii) as potential customers inhabit new construction within the RLEC’s franchise territory, there is a reasonable expectation that they will become customers of the RLEC. At the acquisition date, the Company recognized the franchises at their estimated fair value and, based on the aforementioned regulatory, competitive, and economic factors, determined that the franchise intangible assets had indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, by comparing carrying value to fair value. The franchise assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The Company completed its annual impairment evaluation as of April 30, 2008 in conjunction with the preparation of this Form 10-Q. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and intangible assets. The Company considers the effects of competition, the regulatory environment and current economic factors in its estimates of the expected future cash flows derived from such intangibles. Such evaluations for impairment are significantly impacted by estimates of future cash flows, the market price of our stock and other factors. Significant judgment is required to determine the fair value, the estimation of future cash flows, the estimation of discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets. If forecasts and assumptions used in the assessment analysis change in the future, significant impairment charges could result.

The annual impairment evaluation did not indicate an impairment of goodwill. However, a decline in the estimated future regulated cash flows of the CEI RLECs in the Wireline segment indicated that the estimated fair value of the franchise intangible assets was less than their carrying amount. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. The Company therefore recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax) in the second quarter of 2008 to reduce the carrying amount of these assets to their estimated fair value.

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	June 30, 2008	December 31, 2007
Indefinite-lived intangibles:
FCC licenses	$828	$828
Franchises	78,600	104,800
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	72,006	72,006
Accumulated amortization	(31,909)	(29,258)

Net intangible assets	$119,525	$148,376

Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and six months ended June 30, 2008 and 2007 was $1,326, $1,326, $2,651 and $2,651, respectively.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

5.	Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	June 30, 2008 Average Interest Rate	Maturity	June 30, 2008	December 31, 2007
Senior Secured Term Loan A	4.32%	2011	$28,604	$29,737
Senior Secured Term Loan B	5.98%	2011	136,896	138,263
Secured Term Loans	9.00%	2014	22,750	24,500
Capital lease obligation			1,415	1,450

			189,665	193,950
Less current maturities			7,073	7,071

Total long-term debt			$182,592	$186,879

In the six months ended June 30, 2008, D&E made voluntary principal prepayments of $750, of which $133 and $617 were applied to Term Loan A and Term Loan B, respectively. The non-cash intangible asset impairment incurred in the second quarter of 2008 did not have a material effect on the results of the financial covenant calculations required by our credit facility.

On August 7, 2008, the annual limitation of $10,000 in dividends contained in the Company’s credit facility was amended to also include equity redemptions.

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

At June 30, 2008 and December 31, 2007, the Company had interest rate swap agreements with a total notional amount of $75,000 and maturity dates in September 2009. The Company recognizes all derivatives on the balance sheet at fair value. The Company measures the fair value of its interest rate swap derivatives on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of June 30, 2008 and December 31, 2007, the fair value of the derivatives was recorded as a liability of $1,801 and $1,844, respectively. Unrealized net losses of $1,801 ($1,054 net of tax) and $1,844 ($1,078 net of tax) at June 30, 2008 and December 31, 2007, respectively, related to the interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

On July 29, 2008 the Company entered into an interest rate swap agreement with a total notional amount of $15,000, a pay rate of 5.32%, an average received rate of 4.55% and a maturity date in July 2010.

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

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. However, including potential common shares in the denominator of a diluted per-share computation for continuing operations always will result in an antidilutive per-share amount when there is a loss from continuing operations. Options to purchase 338,027 shares for the three and six months ended June 30, 2008 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

been antidilutive. For the three and six months ended June 30, 2007, there were no options to purchase shares and options to purchase 44,500 shares, respectively, excluded from the computation of earnings per share assuming dilution.

The following table shows how earnings per share were computed for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(11,942)	$2,286	$(6,810)	$4,896

Basic earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,481	14,413	14,472	14,406

Net income (loss) per common share	$(0.82)	$0.16	$(0.47)	$0.34

Diluted earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,481	14,413	14,472	14,406
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	—	121	—	105

Adjusted weighted average shares outstanding (thousands)	14,481	14,534	14,472	14,511

Net income (loss) per common share	$(0.82)	$0.16	$(0.47)	$0.34

9.	Stock-Based Compensation

Stock Options

The grant-date fair value of stock options awarded in the six months ended June 30, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Fair value	$3.48	$4.28
Dividend yield	4.41%	3.86%
Expected life	6 Years	6 Years
Expected volatility	45.00%	45.00%
Risk-free interest rate	3.03%	4.61%

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

A summary of stock option activity and related information for the six months ended June 30 follows:

	2008		2007
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding at beginning of period	270,352	$10.60	221,405	$10.06
Granted	67,675	11.48	62,900	12.51
Exercised	—	—	(7,953)	9.00
Cancelled	—	—	(6,000)	12.51

Outstanding at end of period	338,027	$10.77	270,352	$10.60

There were a total of 234,085 stock options exercisable at June 30, 2008 with a weighted-average exercise price of $10.30. The weighted average remaining contractual term was approximately 5.0 years for stock options outstanding as of June 30, 2008. The total intrinsic value was approximately $66 for stock options outstanding as of June 30, 2008.

Compensation expense related to stock options in the three and six months ended June 30, 2008 and 2007 was $35, $20, $70 and $41, respectively. The related tax benefits for the three and six months ended June 30, 2008 and 2007 were $14, $8, $29 and $17, respectively. As of June 30, 2008, there was $313 of total unrecognized compensation expense related to stock options, which is expected to be recognized over the period from July 2008 to December 2010.

Performance Restricted Shares

A summary of performance restricted share award activity and related information for the six months ended June 30 follows:

	2008		2007
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	51,667	$9.98	82,400	$8.87
Granted	31,195	11.48	20,000	12.77
Forfeited	(2,500)	3.20	(9,266)	10.33

Non-vested at end of period	80,362	$10.77	93,134	$9.56

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

The fair value of non-vested performance restricted shares recognized as compensation expense in the three and six months ended June 30, 2008 and 2007 was $65, $53, $131 and $120, respectively. The related tax benefits for the three and six months ended June 30, 2008 and 2007 were $27, $23, $54 and $50, respectively. As of June 30, 2008, there was $459 of total unrecognized compensation expense related to performance restricted shares, which is expected to be recognized over the period from July 2008 to December 2010.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

In the six months ended June 30, 2008, 38,468 vested performance restricted shares, including dividend equivalents, were converted to shares of common stock. There were no vested performance restricted shares converted to common stock in the six months ended June 30, 2007.

2008 Long-Term Incentive Plan

The shareholders of the Company approved the 2008 Long-Term Incentive Plan of D&E Communications, Inc. in April 2008. No awards have been granted under this plan as of June 30, 2008. Awards made under predecessor plans will continue to be outstanding in accordance with their terms, but no new awards shall be made under the predecessor plans.

2001 Stock Compensation Plan and Policy for Non-Employee Directors

The Company issued 8,211 and 4,865 fully-vested common shares with a fair value of $74 and $70 to certain non-employee directors in the six months ended June 30, 2008 and 2007, respectively. The fair value of shares issued to non-employee directors recognized as expense in the three and six months ended June 30, 2008 and 2007 was $26, $17, $44 and $35, respectively. The related tax benefits for the three and six months ended June 30, 2008 and 2007 were $11, $7, $18 and $15, respectively.

On May 29, 2008, the Company amended and restated the Company’s 2001 Stock Compensation Plan and Policy for Non-Employee Directors of D&E Communications, Inc. (the “Plan”). Previously, the Plan only permitted a non-employee director to receive shares of the Company’s common stock with a value equal to one-half of the annual retainer paid to such director for his or her service as a director of the Company. The Plan was amended and restated to (i) allow non-employee directors to elect to receive all or any fraction of any fees received as directors in the form of shares of the Company’s common stock, (ii) provide for elections to be made in a manner that complies with Rule 10b5-1 under the Securities Exchange Act of 1934 and (iii) make certain other amendments.

10.	Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$390	$410	$—	$—
Interest cost	1,062	993	37	52
Expected return on plan assets	(1,045)	(919)	(8)	(9)
Amortization of prior service cost	(33)	(32)	(40)	(40)
Amortization of net loss	312	357	14	35

Net periodic benefit cost	$686	$809	$3	$38

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$780	$819	$1	$1
Interest cost	2,123	1,985	73	92
Expected return on plan assets	(2,089)	(1,838)	(15)	(16)
Amortization of prior service cost	(66)	(63)	(81)	(81)
Amortization of net loss	625	715	29	59

Net periodic benefit cost	$1,373	$1,618	$7	$55

During the six months ended June 30, 2008, D&E contributed $2,800 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. In July 2008, the Company contributed $3,400 to its defined benefit pension plans. The Company presently anticipates making an additional contribution to its defined benefit plans in the amount of $100 in the fourth quarter of 2008.

11.	Business Segment Data

D&E’s business segments are: Wireline, Systems Integration and Corporate and Other. The measure of profitability that management uses to evaluate performance of its business segments is operating income (loss).

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Segment	2008	2007	2008	2007	2008	2007
Wireline	$36,221	$35,858	$10	$6	$(17,722)	$7,149
Systems Integration	904	967	—	—	8	(446)
Corporate and Other	424	376	—	—	(375)	(177)
Eliminations	—	—	(10)	(6)	—	—

Total	$37,549	$37,201	$—	$—	$(18,089)	$6,526

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Segment	2008	2007	2008	2007	2008	2007
Wireline	$72,710	$72,079	$19	$12	$(9,090)	$13,795
Systems Integration	1,794	2,751	—	—	(153)	(1,358)
Corporate and Other	842	735	—	—	(724)	(405)
Eliminations	—	—	(19)	(12)	—	—

Total	$75,346	$75,565	$—	$—	$(9,967)	$12,032

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

	Segment Assets
Segment	June 30, 2008	December 31, 2007
Wireline	$460,195	$489,806
Systems Integration	1,394	1,780
Corporate and Other	451,034	450,386
Eliminations	(445,570)	(440,791)

Total	$467,053	$501,181

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating income (loss) from reportable segments	$(17,714)	$6,703	$(9,243)	$12,437
Corporate and other operating loss	(375)	(177)	(724)	(405)
Equity in net losses of affiliates	—	—	—	(3)
Interest expense	(2,951)	(3,718)	(6,300)	(7,454)
Other, net	115	400	3,533	2,119

Income (loss) before income taxes and dividends on utility preferred stock	$(20,925)	$3,208	$(12,734)	$6,694

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

Business Segments

Our business segments are Wireline, Systems Integration and Corporate and Other. The measure of profitability that management uses to evaluate performance of its business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

Our Wireline segment includes three rural local exchange carriers (“RLEC”), providing services in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local exchange carrier (“CLEC”), providing services in the Lancaster, Reading, Harrisburg, State College, Pottstown, Williamsport and Altoona, Pennsylvania metropolitan areas. We offer our Wireline customers a comprehensive package of communications services, including local telephone service, enhanced telephone services, network access services, long-distance toll services, dedicated data circuits, and communication services, such as broadband and dial-up Internet access services, business continuity services, co-location facilities, web-hosting services, directory and other revenue sources such as video and VoIP services.

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

As of June 30, 2008, we served 122,461 RLEC access lines, 46,462 CLEC access lines, 39,888 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 2,683 dial-up Internet access subscribers, 7,425 video subscribers and 1,002 web-hosting customers resulting in total customer connections of 219,921. For the quarter ended June 30, 2008, we generated total consolidated revenues of $37,549, a consolidated operating loss of $18,089 and a consolidated net loss of $11,942. The operating and net losses were primarily a result of a non-cash intangible asset impairment described below.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). To achieve this objective:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers to broadband connections. New broadband customers are being aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the delivery of Internet Protocol (“IP”) and web-based application services. We have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build out our fiber-to-the-node (“FTTN”) infrastructure to support the future deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP-based multimedia applications. Furthermore, our Haywire™ computer support services which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, is another example of our commitment to our broadband business. Through our Internet service provider, we also offer our customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping, music and more.

•

We are continuing to operate under a disciplined strategy, with the goal to increase our market share in our CLEC markets, primarily to business customers, by offering competitive communication service packages. We will continue to leverage our state-of-the-art network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our CLEC markets. Our focus will be on acquiring customers that can be served on our own network facilities and moving existing customers from leased facilities to our own network.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2008 capital budget is approximately $25,000. However, our ability to invest in infrastructure may be limited by our indebtedness of $189,665 as of June 30, 2008 and the covenants contained in the Company’s credit facility.

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

The PA PUC granted CORE Communications, Inc. (“CORE”) a certificate to provide telecommunications services in the entire rural telephone company territory of Pennsylvania and the Commonwealth Court has affirmed the PA PUC’s decision to grant CORE a CLEC certificate. CORE requested interconnection agreements with other RLECs, including our RLECs. The request was contested and referred to arbitration by the PA PUC. A hearing was held before a PA PUC Administrative Law Judge in March 2008 in order to allow the parties to submit testimony in regard to issues involving interconnection agreements between CORE and other RLECs, including our RLECs. Legal briefs and final offers by both sides were filed by April 30, 2008. CORE is unable to operate in our RLEC markets until the PA PUC resolves our interconnection agreement arbitration proceeding and we enter into a PA PUC approved interconnection agreement with them.

Comcast Business Communications (“Comcast”) filed an application with the PA PUC on January 31, 2008 for certification to be a facilities-based CLEC in our Conestoga RLEC territory in areas where they currently have facilities to provide cable TV services. Comcast also requested to negotiate an interconnection agreement with our Conestoga RLEC. The negotiation process between Comcast and our Conestoga RLEC is now in progress.

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

Prices for our RLECs’ interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by the National Exchange Carrier Association, Inc. (“NECA”). If the FCC would disallow RLECs from receiving compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact our RLECs’ future revenues. The average schedule settlement formulas, which were effective July 1, 2006 and July 1, 2007, included a two-year transition period for implementing the new calculations. We estimate that the total combined effect of the July 2006 and July 2007 changes in NECA average schedule settlement formulas on consolidated network access revenues, based on 2007 access lines and minutes of use, will be a reduction of approximately $450 during the remaining six months of 2008, and further reductions of approximately $700 during fiscal year 2009 and $100 during fiscal year 2010. NECA implemented new average schedule formulas that became effective July 1, 2008. We estimate that the July 2008 changes to these formulas, based on current access lines and minutes of use, will reduce annual consolidated network access revenues by approximately $100.

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

The federal USF program is under legislative and industry scrutiny as a result of the growth in the fund and changes within the telecommunications industry. The primary change is the increase in the number of eligible telecommunications carriers (“ETCs”) receiving compensation from the USF. There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are distributed. The Federal/State Joint Board on Universal Service (“Joint Board”) released a recommended decision to the FCC to impose an interim cap on the amount of high-cost support that competitive ETCs (“CETCs”) receive. On May 1, 2008, the FCC adopted an interim cap on payments to CETCs. The FCC capped total annual support for CETCs at the level they were eligible to receive in each state during March 2008, on an annualized basis. The

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Joint Board also issued a subsequent recommended decision to the FCC to establish a provider of last resort fund, a mobility fund and a broadband fund. Each fund would have a separate distribution and allocation mechanism. We cannot estimate at this time what impact the Joint Board’s recommended changes would have on our RLECs. Finally, the FCC is considering proposals regarding the USF contribution methodology, which would change the type of service providers required to contribute to the fund and the basis on which they would contribute. Until the FCC adopts a specific contribution methodology we cannot estimate the impact a change in carrier contributions would have on our companies.

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and the Pennsylvania Universal Service Fund (“PA USF”), along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. The PA PUC granted a further stay of this proceeding on April 9, 2008, but voted to open the proceeding for the limited purpose of re-examining whether the current residential local service rate cap of eighteen dollars for RLECs is appropriate, and whether the PA USF can be utilized by the RLECs for revenue support if their annual state regulatory price-cap guideline (“Chapter 30”) rate increases result in rates that exceed the cap. Until the PA PUC adopts specific proposals, it is impossible to predict how much the proposed changes will affect our business and whether they will be favorable or unfavorable.

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

On November 29, 2007, the PA PUC granted our request to increase local rates retroactive to November 15, 2006 but denied our request to collect the amounts in excess of the existing caps for residential and business single party services from the PA USF. On December 17, 2007, the Office of Consumer Advocate (“OCA”) filed a petition for reconsideration, claiming the PA PUC erred in its ruling that rates could be increased above the existing residential caps established by the PA PUC. We filed in support of the petition while Verizon filed opposition to the petition. The PA PUC granted the petition for review. On April 9, 2008, the PA PUC issued an Opinion and Order which denied the OCA’s petition and ordered our RLECs to issue refunds, as required by the July 11, 2007 Order, within 30 days from the date of entry of the Opinion and Order. We promptly issued refunds of $1,020 in April 2008. On May 9, 2008, we filed an appeal in Commonwealth Court, seeking to overturn the PA PUC’s decisions denying our requests to increase rates or, in the alternative, increase our compensation from the PA USF instead of increasing residential rates above the cap. On May 23, 2008, the OCA filed a cross appeal in Commonwealth Court, agreeing with our position that we should receive compensation from the PA USF instead of increasing residential local rates above the residential rate cap. We expect the case will be heard later this year but cannot predict what the outcome of this appeal will be.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	Debt financing

We had indebtedness of $189,665, including current maturities and a capital lease obligation of $1,415, at June 30, 2008. Our indebtedness could restrict our operations because:

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

The non-cash intangible asset impairment incurred in the second quarter of 2008 did not have a material effect on the results of the financial covenant calculations required by our credit facilities.

•	Conclusion

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our Wireline segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, both in terms of technology and competition, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our Wireline business and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends and equity redemptions and the requirement to remain in compliance with financial covenants.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following tables are a summary of our operating results by segment for the three and six months ended June 30, 2008 and 2007.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2008
Revenues – External	$36,221	$904	$424	$—	$37,549
Revenues – Intercompany	10	—	—	(10)	—

Total Revenues	36,231	904	424	(10)	37,549

Depreciation and Amortization	7,527	42	199	—	7,768
Intangible Asset Impairment	26,200	—	—	—	26,200
Other Operating Expenses	20,226	854	600	(10)	21,670

Total Operating Expenses	53,953	896	799	(10)	55,638

Operating Income (Loss)	$(17,722)	$8	$(375)	$—	$(18,089)

June 30, 2007
Revenues – External	$35,858	$967	$376	$—	$37,201
Revenues – Intercompany	6	—	—	(6)	—

Total Revenues	35,864	967	376	(6)	37,201

Depreciation and Amortization	8,980	48	182	—	9,210
Other Operating Expenses	19,735	1,365	371	(6)	21,465

Total Operating Expenses	28,715	1,413	553	(6)	30,675

Operating Income (Loss)	$7,149	$(446)	$(177)	$—	$6,526

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Six months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
June 30, 2008
Revenues – External	$72,710	$1,794	$842	$—	$75,346
Revenues – Intercompany	19	—	—	(19)	—

Total Revenues	72,729	1,794	842	(19)	75,346

Depreciation and Amortization	15,141	87	388	—	15,616
Intangible Asset Impairment	26,200	—	—	—	26,200
Other Operating Expenses	40,478	1,860	1,178	(19)	43,497

Total Operating Expenses	81,819	1,947	1,566	(19)	85,313

Operating Income (Loss)	$(9,090)	$(153)	$(724)	$—	$(9,967)

June 30, 2007
Revenues – External	$72,079	$2,751	$735	$—	$75,565
Revenues – Intercompany	12	—	—	(12)	—

Total Revenues	72,091	2,751	735	(12)	75,565

Depreciation and Amortization	18,172	177	369	—	18,718
Other Operating Expenses	40,124	3,932	771	(12)	44,815

Total Operating Expenses	58,296	4,109	1,140	(12)	63,533

Operating Income (Loss)	$13,795	$(1,358)	$(405)	$—	$12,032

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

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, selling and advertising, software and information system services and general and administrative expenses. Our Wireline segment incurs costs related to network access charges, leased network facilities associated with providing local telephone service to CLEC customers, leased network facilities costs for our broadband and dial-up Internet access services, and other operations expenses such as network switching expense, engineering and outside plant costs. Our Systems Integration segment incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the provision of our services and sales of computer equipment.

We incur access line-related capital expenditures associated with access line additions and costs related to the provision of broadband Internet services in our Wireline markets. Our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing existing customers on our own facilities and, therefore, tend to result in incremental revenue or higher margins from those customers. We believe that our additional capital expenditures relating to our investment in software and systems will allow us to remain competitive in the marketplace and generally allow for operating efficiencies.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2008 in conjunction with the preparation of this Form 10-Q. A decline in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment indicated that there was an impairment of the franchise intangible assets. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. Therefore, we recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax) in the second quarter of 2008. The key factors that must be estimated to determine the fair value of intangible assets include the estimation of future cash flows, the estimation of discount rates and long-term growth rates and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment and current economic factors in our estimates of the expected future cash flows derived from such intangibles. The annual impairment evaluation did not indicate an impairment of goodwill. Note 4 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q contains a more extensive discussion on the non-cash intangible asset impairment.

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

We entered into an agreement on May 9, 2008 to restructure the terms of a note receivable, which we received as partial consideration for the sale of assets in September 2006. Based on the results of management’s assessment of the initial negotiations for a restructure of the note terms, we recorded a reserve of $125 on the note and interest receivable in the fourth quarter of 2007. Although the terms of the restructured note were not finalized at the time, we received a $34 payment on March 11, 2008. As a result of subsequent negotiations of the restructured note terms, we recognized an additional reserve of $200 on the note receivable in the first quarter of 2008 based on the restructured terms of the note. Additionally, effective January 1, 2008, interest income on the note will only be recognized after the note principal balance is fully repaid. We will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable. We have received the scheduled payments due on this note since the date of the restructured agreement.

Consolidated Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Consolidated revenues increased $348, or 0.9%, to $37,549 for the quarter ended June 30, 2008, from $37,201 for the same period in 2007. Wireline revenue increased $367 while Systems Integration revenue declined slightly. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated operating expenses increased $24,963, or 81.4%, to $55,638 for the quarter ended June 30, 2008, from $30,675 for the same period in 2007. In the second quarter of 2008, a non-cash intangible asset impairment of $26,200 was recognized in the Wireline segment as described above. Depreciation and amortization in the Wireline segment decreased $1,453 primarily due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and certain fixed assets becoming fully depreciated in June 2007. Other Wireline operating expenses increased $491 and Systems Integration operating expenses decreased by $517. These expense changes are more fully described in the Wireline and Systems Integration segment results. Corporate and Other expenses increased $246 primarily due to new services offered to customers, including our Haywire™ computer support services and on-demand services provided by our Internet service provider.

Consolidated operating income (loss) decreased $24,615, to an operating loss of $18,089 for the second quarter of 2008, from an operating income of $6,526 in the same period of 2007. Operating income (loss) as a percentage of revenue was (48.2)% in the second quarter of 2008, compared to 17.5% in the same period of 2007. The primary reason for the decrease in operating income was the non-cash intangible asset impairment.

Other income (expense) was a net expense of $2,836 in the second quarter of 2008, compared to a net expense of $3,318 for the same period in 2007. Interest expense decreased to $2,951 in the second quarter of 2008, compared to $3,718 in the same period of 2007, as a result of reductions in debt and decreases in short-term interest rates. Other income decreased to $115 in 2008 compared to $400 in 2007. Interest income earned on notes receivable declined $195 due to the payoff of one note in November 2007 and the termination of interest income recognition on another note described above. Interest income on cash and temporary investments decreased approximately $57 due to a decline in interest rates.

Income taxes were a benefit of $9,000 in the second quarter of 2008, compared to an expense of $905 for the same period in 2007. The effective income tax rate of 43.0% for the second quarter of 2008 is higher than the federal statutory rate by approximately 8.0%. State income taxes, net of federal tax benefits, resulted in a 8.0% increase in the effective income tax rate for the second quarter of 2008, primarily as result of the deferred state tax benefit recognized on the non-cash intangible asset impairment described above. The effective income tax rate of 28.2% for the second quarter of 2007 is lower than the federal statutory rate by approximately 6.8% primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense.

Net income (loss) was a loss of $11,942, or $0.82 per share, in the second quarter of 2008 compared to net income of $2,286, or $0.16 per share, in the second quarter of 2007. The primary reason for the decrease was the operating income decrease of $24,615, partially offset by the decrease in income taxes of $9,905.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Consolidated revenues decreased $219, or 0.3%, to $75,346 for the six months ended June 30, 2008, from $75,565 for the same period in 2007. The primary reason for the decrease was a reduction in Systems Integration revenue of $957 due mainly to the March 31, 2007 expiration of a contract with a retail services customer. Wireline directory revenue decreased $559 while all other Wireline revenue increased $1,197. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

Consolidated operating expenses increased $21,780, or 34.3%, to $85,313 for the six months ended June 30, 2008, from $63,533 for the same period in 2007. In the second quarter of 2008, a non-cash intangible asset impairment of $26,200 was recognized in the Wireline segment as described above. Depreciation and amortization in the Wireline segment decreased $3,031 primarily due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and certain fixed assets becoming fully depreciated in June 2007. Other Wireline operating expenses increased $354 and Systems Integration operating expenses decreased by $2,162. These expense changes are more fully described in the Wireline and Systems Integration segment results. Corporate and Other expenses increased $426 primarily due to new services offered to customers, including our Haywire™ computer support services and on-demand services provided by our Internet service provider.

Consolidated operating income (loss) decreased $21,999, to an operating loss of $9,967, for the first six months of 2008, from an operating income of $12,032 in the same period of 2007. Operating income (loss) as a percentage of revenue was (13.2)% in the first six months of 2008, compared to 15.9% in the same period of 2007. The primary reason for the decrease in operating income was the non-cash intangible asset impairment, partially offset by the decrease in depreciation and amortization expense.

Other income (expense) was a net expense of $2,767 in the first six months of 2008, compared to a net expense of $5,338 for the same period in 2007. Interest expense decreased to $6,300 in the first six months of 2008, compared to $7,454 in the same period of 2007, as a result of reductions in debt and decreases in short-term interest rates. Other income increased $1,417, to $3,533, in 2008 compared to $2,116 in 2007. In the first six months of 2008, we recorded $2,904 of income from the termination of a lease guarantee and a $200 reserve on a note receivable as described above. Interest income on cash and temporary investments decreased approximately $100 due to a decline in interest rates. In the first six months of 2007, we recorded income of $588 from proceeds of a key-person life insurance policy, in excess of the cash surrender value, of which the Company was the named beneficiary. Other income for the first six months of 2007 included $584 of interest income and principal repayments collected on the note received from the sale of assets of Conestoga Wireless, which was paid in full in the fourth quarter of 2007. We recognized income upon collection of the note principal and interest as this note receivable was from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable was fully reserved on our balance sheet. In the first six months of 2007, we recorded interest income of $115 on a note receivable for which we discontinued recognition of interest income in 2008 as described above.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Income taxes were a benefit of $5,957 in the first six months of 2008, compared to an expense of $1,765 for the same period in 2007. The effective income tax rate of 46.8% for the first six months of 2008 is higher than the federal statutory rate by approximately 11.8%. State income taxes, net of federal tax benefits, resulted in a 11.9% increase in the effective income tax rate for the first six months of 2008, primarily as result of the deferred state tax benefit recognized on the non-cash intangible asset impairment described above, partially offset by the deferred state tax expense recognized on the termination of the lease guarantee described above. The effective income tax rate of 26.4% for the first six months of 2007 is lower than the federal statutory rate by approximately 8.6%. In the first six months of 2007, a permanent book to tax difference of $519 on the key-person life insurance gain resulted in a 2.5% reduction in the effective tax rate. The effective income tax rate for the first six months of 2007 is also lower than the federal statutory rate due to the reversal of temporary book to tax differences providing deferred state income tax benefits and no corresponding current state income tax expense.

Net income (loss) was a loss of $6,810, or $0.47 per share, in the first six months of 2008 compared to a net income of $4,896, or $0.34 per share, in the first six months of 2007. The primary reasons for the decrease in net income were the operating income decrease of $21,999, primarily as a result on the non-cash asset intangible asset impairment, partially offset by a decrease in interest expense of $1,154, an increase in other income of $1,417 and a reduction in income taxes of $7,722.

Wireline Segment Results

	Three months ended June 30,
	2008	2007	Change	% Change
Revenues:
Local Telephone Service	$12,470	$12,108	$362	3.0
Network Access	10,527	11,060	(533)	(4.8)
Long Distance	4,938	5,257	(319)	(6.1)
Communication Services	6,398	5,699	699	12.3
Directory	1,103	1,233	(130)	(10.5)
Other	795	507	288	56.8

Total Revenues	36,231	35,864	367	1.0

Depreciation and Amortization	7,527	8,980	(1,453)	(16.2)
Intangible Asset Impairment	26,200	—	26,200	100.0
Other Operating Expenses	20,226	19,735	491	2.5

Total Operating Expenses	53,953	28,715	25,238	87.9

Operating Income (Loss)	$(17,722)	$7,149	$(24,871)	(347.9)

Customer Connections at June 30
RLEC Access Lines	122,461	127,278	(4,817)	(3.8)
CLEC Access Lines	46,462	44,891	1,571	3.5
DSL/High-Speed Internet	39,888	34,078	5,810	17.0
Dial-up Access	2,683	4,425	(1,742)	(39.4)
Video	7,425	6,765	660	9.8
Web-hosting	1,002	989	13	1.3

Total	219,921	218,426	1,495	0.7

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Local telephone service revenue increased primarily due to additional custom calling feature revenue mainly as a result of a July 1, 2007 price increase and increased local private network circuits. Network access revenue declined primarily due to lower NECA settlements of $470, lower subscriber line charges of $142 as a result of the decline in RLEC access lines and a revenue decrease of $450, primarily due to lower minutes of use, partially offset by a revenue increase of approximately $389 due to a change in the routing of long distance calls and a special network access revenue increase of $140 due to a higher average rate per circuit. Long distance revenues decreased primarily due to a reduction in the average rate per minute of use. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $592 attributable to subscriber growth, co-location and web-hosting revenue of $104 and video revenue of $64, partially offset by a reduction in dial-up Internet revenue of $89. Directory revenue decreased primarily as the result of three of our four directories being published under the contract described below. Other revenue increased due to data cabling projects completed for customers.

Depreciation and amortization expense decreased due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies and certain fixed assets becoming fully depreciated in the second quarter of 2007, partially offset by the depreciation expense on fixed assets placed in service in the current year. A non-cash intangible asset impairment of $26,200 was recognized in the second quarter of 2008 as described above. Subcontractor expense increased $122 due to the data cabling projects completed in the second quarter of 2008. Network access expense increased $245 primarily due to a change in the routing of long distance calls, which increased the average rate per minute of use and minutes of use. Operating taxes increased $97 as a result of a sales tax refund received in April 2007. Employee benefits decreased $122 due to lower health insurance premiums and pension expense.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Six months ended June 30,
	2008	2007	Change	% Change
Revenues:
Local Telephone Service	$24,908	$24,174	$734	3.0
Network Access	21,519	22,259	(740)	(3.3)
Long Distance	9,999	10,580	(581)	(5.5)
Communication Services	12,738	11,193	1,545	13.8
Directory	2,231	2,790	(559)	(20.0)
Other	1,334	1,095	239	21.8

Total Revenues	72,729	72,091	638	0.9

Depreciation and Amortization	15,141	18,172	(3,031)	(16.7)
Intangible Asset Impairment	26,200	—	26,200	100.0
Other Operating Expenses	40,478	40,124	354	0.9

Total Operating Expenses	81,819	58,296	23,523	40.4

Operating Income (Loss)	$(9,090)	$13,795	$(22,885)	(165.9)

Customer Connections at June 30
RLEC Access Lines	122,461	127,278	(4,817)	(3.8)
CLEC Access Lines	46,462	44,891	1,571	3.5
DSL/High-Speed Internet	39,888	34,078	5,810	17.0
Dial-up Access	2,683	4,425	(1,742)	(39.4)
Video	7,425	6,765	660	9.8
Web-hosting	1,002	989	13	1.3

Total	219,921	218,426	1,495	0.7

Local telephone service revenue increased primarily due to additional custom calling feature revenue mainly as a result of a July 1, 2007 price increase and increased local private network circuits. Network access revenue declined primarily due to lower NECA settlements of $791, lower subscriber line charges of $278 as a result of the decline in RLEC access lines and a revenue decrease of $835 primarily due to lower minutes of use, partially offset by a revenue increase of approximately $880 due to a change in the routing of long distance calls and a special network access revenue increase of $284 due to a higher average rate per circuit. Long distance revenues decreased primarily due to a reduction in the average rate per minute of use. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $1,315 attributable to subscriber growth, co-location and web-hosting revenue of $204 and video revenue of $135, partially offset by a reduction in dial-up Internet revenue of $184. Directory revenue decreased primarily as the result of three of our four directories being published under the contract described below. Other revenue increased due to data cabling projects completed for customers.

Depreciation and amortization expense decreased due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies and certain fixed assets becoming fully depreciated in the first six months of 2007, partially offset by the depreciation expense on fixed assets placed in service in the current year. A non-cash intangible asset impairment of $26,200 was recognized in the second quarter of 2008 as described above. Subcontractor expense increased $83 due mainly to large cabling projects, partially offset by a reduction in sales agent commissions. Network access expense increased $668 primarily due to a change in the routing of long distance calls, which increased the average

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

rate per minute of use and minutes of use. Marketing and advertising expense increased $195 primarily due to additional customer incentive and sponsorship expenses. Operating taxes increased $104 as a result of a sales tax refund received in April 2007. Electric expense increased $102 primarily due to co-location services provided to customers. Wages increased $109 primarily as a result of increased sales commissions. Employee benefits expenses decreased $188 due to lower health insurance and pension expense. Directory expense decreased $313, primarily as the result of three of our four directories being published under the contract described below. Cost of services decreased $276 primarily due to a settlement reached with a vendor on estimated amounts owed to it. Short-term incentive expenses decreased $320 due to lower performance compared to the incentive targets.

The effect of the July 2006 and 2007 changes in NECA average schedule settlement formulas on the Wireline segment are more fully described in the section entitled Business Risks in Part 1, Item 2 of this Form 10-Q. Revenues earned through the NECA settlement process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we record the amount of such a reduction or increase as an adjustment to our earnings. During the first six months of 2008 and 2007, we have increased revenue by $133 and $225, respectively, due to a revision of the estimated revenue we expect to receive from the settlement pools in the future.

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. For the six months ended June 30, 2008 and 2007, we recognized network access revenue of $3,412 and $3,946, respectively, for universal service support. We also pay into the federal USF and the PA USF. For the six months ended June 30, 2008 and 2007, the Company incurred communication service expense of $1,338 and $1,295, respectively. We bill our customers a federal universal service charge to cover most of our universal service costs. Universal service costs not recovered through billings to customers are recovered through the NECA settlement process.

On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates as a result of our 2006 Chapter 30 filings. The effect of this order on our Wireline segment is more fully described in the section entitled Business Risks in Part 1, Item 2 of this Form 10-Q.

The PA PUC approved our request to increase certain local service rates effective July 1, 2008, in accordance with our 2008 Chapter 30 filing. The new monthly rates are designed to generate an increase in annual consolidated revenue of approximately $163. The actual annual revenue increase will be different from this amount to the extent that actual access lines differ from the historical data that we used in developing the new rates.

In July 2008, we implemented changes in routing of our long distance toll usage in response to increases in rates from our long distance provider. Due to these routing changes, we estimate network access revenues could decrease approximately $1,200 and network access expenses could decrease approximately $800 in the last six months of 2008 as compared to the first six months of 2008. We are looking at various alternatives that could reduce this revenue loss and/or increase this expense reduction.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We entered into a three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and in the first quarter of 2007 for the third directory. Our directory revenue, based upon 2007 levels, is estimated to decrease by approximately $170 in the last six months of 2008 due to a decline in annual revenue for 2008 compared to 2007 in accordance with the terms of the contract. Our directory expense, based on 2007 levels, is not expected to decrease any further in the last six months of 2008. We estimate the net effect of the decrease in directory revenue and expense will be a reduction in operating income of approximately $170 in the last six months of 2008.

In July 2007, we revised the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties. Depreciation expense is expected to decline approximately $4,600 in 2008, compared to 2007 annual depreciation expense, due to several reasons, including the July 2007 revisions in the estimated useful lives of certain fixed assets, certain fixed assets becoming fully depreciated in the first six months of 2007 and certain fixed assets becoming fully depreciated in 2008. A further reduction of approximately $1,000 is expected in 2009 due to certain fixed assets becoming fully depreciated in 2008.

Systems Integration Segment Results

	Three months ended June 30,
	2008	2007	Change	% Change
Revenues	$904	$967	$(63)	(6.5)

Depreciation and Amortization	42	48	(6)	(12.5)
Other Operating Expenses	854	1,365	(511)	(37.4)

Total Operating Expenses	896	1,413	(517)	(36.6)

Operating Income (Loss)	$8	$(446)	$454	101.8

Communications services revenue increased $31 and communication products sold decreased $94 primarily due to a decline in computer equipment sales. Labor and benefits decreased $266 and $107, respectively, due to a reduction in the number of employees. Costs of products sold decreased $130 in conjunction with the decline in computer equipment sold.

	Six months ended June 30,
	2008	2007	Change	% Change
Revenues	$1,794	$2,751	$(957)	(34.8)

Depreciation and Amortization	87	177	(90)	(50.8)
Other Operating Expenses	1,860	3,932	(2,072)	(52.7)

Total Operating Expenses	1,947	4,109	(2,162)	(52.6)

Operating Loss	$(153)	$(1,358)	$1,205	88.7

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Communications services revenue decreased $678 primarily due to the March 31, 2007 expiration of a contract with a retail services customer resulting in lower revenue of $797. Communication products sold decreased $279 primarily due to a decline in computer equipment sales.

Operating expenses for the Systems Integration segment decreased primarily due to the expiration of the contract referenced above. Depreciation and amortization decreased $90 due to equipment disposals as a result of the contract expiration. Labor, benefits, subcontractors and vehicle expenses decreased $788, $327, $241 and $114, respectively, due to the contract expiration and a reduction in number of employees. Costs of products sold decreased $291 in conjunction with the decline in computer equipment sold. Corporate overhead expenses decreased $125 as a result of the reduction in allocation of corporate overhead expenses to this segment. Bad debt expense decreased $75 due to the recovery of an account receivable reserved in 2007.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Six months ended June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$13,743	$16,903
Investing activities	(13,118)	(4,124)
Financing activities	(7,663)	(9,333)

Increase (decrease) in cash and cash equivalents	$(7,038)	$3,446

The change in cash and cash equivalents decreased $10,484 to a decrease in cash and cash equivalents of $7,038 for the six months ended June 30, 2008 compared to an increase in cash and cash equivalents of $3,446 in the six months ended June 30, 2007. The primary reasons for the $10,484 decrease were an increase in income tax payments of $2,469, an increase in payments for property, plant and equipment of $1,263 primarily due to cash payments made in 2008 for assets acquired in late 2007, and the net reinvestment of short-term investments of $6,759 in cash equivalents in the first six months of 2007.

The primary reason for the decrease in cash flow from operating activities during the six months ended June 30, 2008 was a $2,469 increase in income tax payments made during the period compared to the same period of 2007 primarily as a result of a $1,800 tax payment in the first quarter of 2008 for the 2007 tax year.

Net cash used in investing activities was $13,118 for the six months ended June 30, 2008 compared to $4,124 in the six months ended June 30, 2007. Payments for capital additions in the first six months of 2008 were $13,576 primarily for information technology upgrades of approximately $2,300, communications network enhancements of approximately $6,900 and outside plant

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

additions totaling approximately $3,100. In the first six months of 2007, capital additions were $12,313 and we acquired a customer list intangible asset for $606. In the six months ended June 30, 2007, we purchased short-term investments of $3,187 and sold short-term investments of $9,946 and reinvested the proceeds in cash equivalents. We used life insurance proceeds of $1,000 received in March 2007 to make a voluntary principal payment on our long-term debt.

Net cash used in financing activities decreased due to lower voluntary payments on long-term debt of approximately $1,750. Long-term debt payments were $4,285 in the six months ended June 30, 2008, including voluntary prepayments of $750. Long-term debt payments were $6,033 for the first six months of 2007, including voluntary prepayments of $2,500.

External Sources of Capital at June 30, 2008

As of June 30, 2008, our credit facility consisted of Term Loan A with an outstanding balance of $28,604, Term Loan B with an outstanding balance of $136,896, secured term loans with an outstanding balance of $22,750 and a revolving credit facility, with a total availability of $25,000 ($25,000 remaining available) to fund capital expenditures, acquisitions, general corporate purposes and working capital needs.

Term Loan A requires interest payments and $500 quarterly principal payments, which continue through the first quarter of 2011, and one final principal payment in the second quarter of 2011. Term Loan B requires interest payments and $375 quarterly principal payments, which continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at either, at our option, the U.S. prime rate plus 0.50% to 1.00% or at LIBOR rates plus 1.50% to 2.00%, with the applicable percentage based on our leverage ratio. Effective May 15, 2008, Term Loan A interest is payable at the U.S. prime rate plus 0.50% or a LIBOR rate plus 1.50%. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75% or a LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. The Secured Term Loans bear interest at a fixed rate of 9.00% and require equal quarterly principal payments through the fourth quarter of 2014. A commitment fee of 0.25% must be paid on the unused portion of the revolving credit facility.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. The non-cash intangible asset impairment incurred in the second quarter of 2008 did not have a material effect on the results of the financial covenant calculations required by our credit facility. As of June 30, 2008, we had no other unsecured lines of credit. As of June 30, 2008, $25,000 of the revolving credit facility was available for borrowing and the full amount can be borrowed without violating any of the financial covenants. Our ratio of total debt to total debt plus capital increased to 51.4% at June 30, 2008 from 50.6% at December 31, 2007 due to a decrease in shareholders’ equity as a result of the net loss for the six months ended June 30, 2008, partially offset by our long-term debt principal repayments.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

On August 7, 2008, the annual limitation of $10,000 in dividends contained in our credit facility was amended to also include equity redemptions.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2008, other than for operations, include capital expenditures, scheduled principal and interest payments on our long-term debt, income taxes, the payment of quarterly common stock dividends, when and if declared by the board of directors, and other contractual obligations. On July 24, 2008, we declared a quarterly common stock dividend of $0.125 per share payable on September 15, 2008, to holders of record on September 1, 2008. We expect that this dividend will result in an aggregate payment of approximately $1,812. In July 2008, we made accelerated scheduled contributions of $2,200 to our pension plans in addition to the scheduled contribution of $1,200 for July 2008. These accelerated contributions were originally scheduled as follows: $1,100 to be paid in October 2008 and $1,100 to be paid in January 2009. We presently anticipate making a contribution of $100 to our pension plans in October 2008. As a result of these accelerated contributions, we estimate our pension expense will be reduced approximately $70 in the last six months of 2008. We believe that we have adequate internal and external resources available to meet ongoing operating requirements.

D&E had a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites until its termination in the first quarter of 2008. The guarantee agreement and termination is described in more detail in the Note 7 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, asset depreciation, long-lived and indefinite-lived assets, goodwill, retirement benefits, network access costs, income taxes and contingencies. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007, we have identified our critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments. Other than the items mentioned in the following paragraphs, there were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2008.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2008 in conjunction with the preparation of this Form 10-Q. A decline in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment indicated that there was an impairment of the franchise intangible assets. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. Therefore, we recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax) in the second quarter of 2008. The key factors that must be estimated to determine the fair value of intangible assets include the estimation of future cash flows, the estimation of discount rates and long-term growth rates and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment and current economic factors in our estimates of the expected future cash flows derived from such intangibles. The annual impairment evaluation did not indicate an impairment of goodwill. Note 4 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q contains a more extensive discussion on the non-cash intangible asset impairment.

Recently Issued Accounting Pronouncements

The effects of recently issued accounting pronouncements on the Company are discussed in Note 2 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosures

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of June 30, 2008, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans (fixed to October 2014)	$22,750	9.00%	$24,982
Senior Secured Term Loans (fixed to September 2009 through interest rate swaps)	75,000	7.04%	75,000

	97,750	7.50%	99,982
Subject to interest rate fluctuations:
Senior Secured Term Loans	90,500	4.58%	90,500

Total	$188,250	6.10%	$190,482

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $453 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $453 for each 50 basis point decrease in rates.

We have interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of June 30, 2008, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amount	Pay Rate	Average Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	4.55%	$1,272
08/01/07 to 09/21/09	25,000	6.81%	4.55%	529

	$75,000			$1,801

On July 29, 2008, we entered into an interest rate swap agreement with a notional amount of $15,000, a pay rate of 5.32% and an average received rate of 4.55%. The agreement matures in July 2010.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 4. Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. There is also an annual limitation of $10,000 on the payment of dividends and the redemption of equity.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on April 24, 2008.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the four matters voted upon at the 2008 Annual Meeting were as follows:

(1) Election of four directors to hold office for a three-year term to expire in 2011.

Director	For	Withheld
John Amos	11,115,304	743,584
John C. Long	11,464,667	394,221
G. William Ruhl	11,362,145	496,743
W. Garth Sprecher	11,346,207	512,681

(2) Election of one director to hold office for a two-year term to expire in 2010.

Director	For	Withheld
Richard G. Weidner	11,467,866	391,022

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

(3) Approval of the 2008 Long-Term Incentive Plan of D&E Communications, Inc.

For	Against	Abstain
8,417,296	1,375,108	30,831

(4) Ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as independent auditors in 2008.

For	Against	Abstain
11,541,167	306,513	11,208

Item 5. Other Information

None

D&E Communications, Inc. and Subsidiaries

Part II - Other Information

Item 6. Exhibits

Exhibit No.	Identification of Exhibit	Reference
3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 1 to D&E’s definitive proxy statement for its 2005 Annual Meeting of Shareholders filed March 17, 2005.

3.2	By-laws	Incorporated herein by reference from Exhibit 3.2 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.	Material Contracts

10.1	2008 Long-Term Incentive Plan of D&E Communications, Inc.	Incorporated herein by reference to Exhibit A to D&E’s Definitive Proxy Statement filed on March 27, 2008

10.2	Amended and Restated Stock Compensation Plan and Policy For Non-Employee Directors of D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on June 4, 2008

10.3	Amendment No. 2 to the Telecommunications Services and Facilities Agreement between Verizon Pennsylvania, Inc, and Denver and Ephrata Telephone and Telegraph Company, effective June 22, 2008	Filed herewith.

10.4	Second Amendment to the Intralata Compensation Agreement between the Pennsylvania Independent Telephone Companies and Denver and Ephrata Telephone and Telegraph Company, effective July 24, 2006	Filed herewith.

10.5	Amendment to Section 3.5 of the Third Amended and Restated Credit Agreement dated as of September 19, 2006, amended as of August 7, 2008	Filed herewith.

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14(a) of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: August 11, 2008	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: August 11, 2008	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President, Chief Financial Officer, Secretary and Treasurer