Form 10-Q
period 2008-09-30
D&E COMMUNICATIONS INC
filed 2008-11-06
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008
Common Stock, par value $0.16 per share	14,462,072 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES
Communication service revenues	$35,271	$36,503	$107,954	$109,370
Communication products sold	636	1,085	1,837	2,245
Other	718	622	2,180	2,160

Total operating revenues	36,625	38,210	111,971	113,775

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	11,534	12,037	36,086	37,175
Cost of communication products sold	517	866	1,494	1,806
Depreciation and amortization	6,865	7,678	22,481	26,396
Marketing and customer services	3,677	3,614	10,711	10,498
General and administrative services	5,395	5,469	16,329	17,322
Intangible asset impairment	—	—	26,200	—

Total operating expenses	27,988	29,664	113,301	93,197

Operating income (loss)	8,637	8,546	(1,330)	20,578

OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(2,953)	(3,745)	(9,253)	(11,199)
Other, net	92	962	3,625	3,078

Total other income (expense)	(2,861)	(2,783)	(5,628)	(8,121)

Income (loss) before income taxes and dividends on utility preferred stock	5,776	5,763	(6,958)	12,457

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	2,069	1,992	(3,888)	3,757
Dividends on utility preferred stock	16	16	49	49

Total income taxes and dividends on utility preferred stock	2,085	2,008	(3,839)	3,806

NET INCOME (LOSS)	$3,691	$3,755	$(3,119)	$8,651

Weighted average common shares outstanding (basic)	14,497	14,434	14,480	14,416
Weighted average common shares outstanding (diluted)	14,545	14,509	14,480	14,486

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share	$0.25	$0.26	$(0.22)	$0.60

Dividends per common share	$0.13	$0.13	$0.38	$0.38

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,009	$17,845
Accounts and notes receivable, net of reserves of $433 and $500	13,389	14,688
Inventories	2,546	2,666
Prepaid expenses	5,605	2,887
Other	2,083	2,520

TOTAL CURRENT ASSETS	38,632	40,606

PROPERTY, PLANT AND EQUIPMENT
In service	409,823	396,659
Under construction	8,816	6,648

	418,639	403,307
Less accumulated depreciation	254,013	237,243

	164,626	166,064

OTHER ASSETS
Goodwill	137,597	137,623
Intangible assets, net of accumulated amortization	118,199	148,376
Other	8,226	8,512

	264,022	294,511

TOTAL ASSETS	$467,280	$501,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,075	$7,071
Accounts payable and accrued liabilities	13,438	17,188
Accrued taxes	312	1,093
Accrued interest and dividends	1,029	816
Advance billings, customer deposits and other	4,982	4,709

TOTAL CURRENT LIABILITIES	26,836	30,877

LONG-TERM DEBT	180,823	186,879

OTHER LIABILITIES
Deferred income taxes	61,979	70,977
Defined benefit plans	10,488	15,465
Other	5,086	7,663

	77,553	94,105

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares-100,000; issued shares-16,172 at September 30, 2008 and 16,092 at December 31, 2007; outstanding shares-14,489 at September 30, 2008 and 14,425 at December 31, 2007	2,588	2,575
Additional paid-in capital	164,303	163,560
Accumulated other comprehensive loss	(6,510)	(7,216)
Retained earnings	39,568	48,147
Treasury stock at cost, 1,683 shares at September 30, 2008 and 1,667 shares at December 31, 2007	(19,327)	(19,192)

	180,622	187,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$467,280	$501,181

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,119)	$8,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,481	26,396
Bad debt expense	457	640
Deferred income taxes	(9,333)	(3,322)
Gain from cash recovery of note receivable	—	(900)
Gain from life insurance proceeds	—	(588)
Stock-based compensation expense	367	259
Gain on retirement of property, plant and equipment	(81)	(115)
Intangible asset impairment	26,200	—
Termination of lease guarantee	(2,904)	—
Note receivable reserve	200	—
Changes in operating assets and liabilities:
Accounts receivable	841	(599)
Inventories	119	234
Prepaid expenses	(2,704)	(1,283)
Accounts payable and accrued liabilities	(1,531)	950
Accrued taxes and accrued interest	(567)	(333)
Advance billings, customer deposits and other	274	280
Defined benefit plans	(4,210)	(1,794)
Other, net	150	210

Net Cash Provided by Operating Activities	26,640	28,686

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,921)	(17,372)
Proceeds from sales of property, plant and equipment	626	550
Collection of note receivable	95	1,279
Proceeds from sale of short-term investments	—	10,933
Purchase of short-term investments	—	(3,187)
Life insurance proceeds	—	1,000
Acquisition of customer list intangible asset	—	(606)

Net Cash Used In Investing Activities	(18,200)	(7,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(5,214)	(5,155)
Payments on long-term debt	(6,052)	(8,549)
Proceeds from issuance of common stock and stock options exercised	88	183
Excess tax benefits from stock compensation plans	37	51
Purchase of treasury stock	(135)	(48)

Net Cash Used In Financing Activities	(11,276)	(13,518)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,836)	7,765

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	17,845	3,101

END OF PERIOD	$15,009	$10,866

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$8,910	$11,560
Cash paid for income taxes	8,160	6,150

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008		2007
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,092	$2,575	16,039	$2,566
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors	80	13	38	7
Common stock issued for stock options exercised	—	—	8	1

Balance at September 30	16,172	2,588	16,085	2,574

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		163,560		162,534
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		743		741
Common stock issued for stock options exercised		—		86

Balance at September 30		164,303		163,361

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(7,216)		(5,028)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax		525		(236)
Defined benefit plans, net of tax		449		(480)
Unrealized loss on derivative financial instruments, net of tax		(268)		(607)

Balance at September 30		(6,510)		(6,351)

RETAINED EARNINGS
Balance at beginning of year		48,147		44,651
Adjustment to adopt FIN 48		—		173
Net income (loss)		(3,119)		8,651
Dividends on common stock: $0.38 per share for each period		(5,460)		(5,423)

Balance at September 30		39,568		48,052

TREASURY STOCK
Balance at beginning of year	(1,667)	(19,192)	(1,663)	(19,144)
Treasury stock acquired	(16)	(135)	(4)	(48)

Balance at September 30	(1,683)	(19,327)	(1,667)	(19,192)

TOTAL SHAREHOLDERS’ EQUITY	14,489	$180,622	14,418	$188,444

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,691	$3,755	$(3,119)	$8,651
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of income taxes of $174, ($46), $373 and ($168)	246	(65)	525	(236)
Defined benefit plans, net of income taxes of $108, ($603), $318 and ($341)	152	(849)	449	(480)
Unrealized gain (loss) on derivative financial instruments, net of income taxes of $49, ($360), ($191) and ($430)	69	(507)	(268)	(607)

Total comprehensive income (loss)	$4,158	$2,334	$(2,413)	$7,328

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results for the year ended December 31, 2008.

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income or loss.

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

Part I — Financial Information (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

Part I — Financial Information (continued)

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. The guidance in FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Part I — Financial Information (continued)

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

The principal balance of the note receivable is reported net of fair value discounts and reserves in the Company’s condensed consolidated balance sheets as follows:

	September 30, 2008	December 31, 2007
Accounts and notes receivable	$233	$317
Other long-term assets	1,396	1,607

	$1,629	$1,924

4.	Goodwill and Intangible Assets

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

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The Company completed its annual impairment evaluation as of April 30, 2008 in conjunction with the preparation of the Form 10-Q for the quarterly period ended June 30, 2008. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and intangible assets. The Company considers the effects of competition, the regulatory environment and current economic factors in its estimates of the expected future cash flows derived from such intangibles. Such evaluations for impairment are significantly impacted by estimates of future cash flows, the market price of our stock and other factors. Significant judgment is required to determine the fair value, the estimation of future cash flows, the estimation of discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets. If forecasts and assumptions used in the assessment analysis change in the future, significant impairment charges could result.

The Company has experienced a significant decline in the market price of its stock subsequent to the annual impairment evaluation as of April 30, 2008 which, if sustained over a period time, may indicate that an interim impairment test in accordance with SFAS 142 is needed, possibly as early as the fourth quarter of 2008. However, as discussed above, the market price of the Company’s stock is only one of several factors that are considered when evaluating for impairment. In addition, management believes the decline in the Company’s stock price was largely driven by the significant decline in the broader market and not necessarily by changes in our business.

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

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	September 30, 2008	December 31, 2007
Indefinite-lived intangibles:
FCC licenses	$828	$828
Franchises	78,600	104,800
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	72,006	72,006
Accumulated amortization	(33,235)	(29,258)

Net intangible assets	$118,199	$148,376

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and nine months ended September 30, 2008 and 2007 was $1,326, $1,325, $3,977 and $3,976, respectively.

5.	Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	September 30, 2008 Average Interest Rate	Maturity	September 30, 2008	December 31, 2007
Senior Secured Term Loan A	5.17%	2011	$28,104	$29,737
Senior Secured Term Loan B	6.19%	2011	136,521	138,263
Secured Term Loans	9.00%	2014	21,875	24,500
Capital lease obligation			1,398	1,450

			187,898	193,950
Less current maturities			7,075	7,071

Total long-term debt			$180,823	$186,879

In the nine months ended September 30, 2008, D&E made voluntary principal prepayments of $750, of which $133 and $617 were applied to Term Loan A and Term Loan B, respectively. The non-cash intangible asset impairment incurred in the second quarter of 2008 did not have a material effect on the results of the financial covenant calculations required by our credit facility.

On August 7, 2008, the annual limitation of $10,000 in dividends contained in the Company’s credit facility was amended to allow for stock repurchases as part of the $10,000 limitation.

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

At September 30, 2008 and December 31, 2007, the Company had interest rate swap agreements with a total notional amount of $90,000 and $75,000, respectively, with maturity dates ranging from September 2009 to July 2010. The Company recognizes all derivatives on the balance sheet at fair value. The Company measures the fair value of its interest rate swap derivatives on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

the gain or loss on a derivative is recognized in earnings within other income or expense. As of September 30, 2008 and December 31, 2007, the fair value of the derivatives was recorded as a liability of $1,197 and $1,844, respectively. Unrealized net losses of $1,197 ($700 net of tax) and $1,844 ($1,078 net of tax) at September 30, 2008 and December 31, 2007, respectively, related to the interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS No. 133, as amended.

On October 23, 2008, the Company entered into an interest rate swap agreement with a total notional amount of $42,000, a pay rate of 4.52%, a current average received rate of 5.27% and a maturity date in October 2010.

7.	Commitments and Contingencies

D&E had a guarantee agreement (“Guarantee Agreement”) with subsidiaries of Crown Castle International Corp. (“Crown”) for lease obligations on wireless tower sites until termination of the Guarantee Agreement in the first quarter of 2008. When D&E entered into an asset purchase agreement with Keystone Wireless LLC (“Keystone Wireless”) in January 2003, under which Keystone Wireless purchased assets and assumed responsibility for the leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone Wireless, D&E continued to guarantee the wireless tower site lease payments, which covered a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee was a continuing guarantee provided on an individual tower site basis. The maximum potential amount of undiscounted future payments that D&E could have been required to make under the guarantee as of December 31, 2007 was $7,685. The majority of these tower site leases and the Company’s guarantee were scheduled to expire between 2011 and 2013. As of December 31, 2007, D&E had recorded a liability for the lease guarantees of $3,200. It has been the Company’s historic policy to recognize release from the risk of guarantees upon expiration or settlement of the guarantee.

In the first quarter of 2008, D&E entered into an agreement with Crown releasing the Company from its obligations under the Guarantee Agreement. In connection with the termination of the Guarantee Agreement, D&E and Crown agreed to additional renewal periods through June 2066 for a ground lease agreement under which D&E is the lessor. In the first quarter of 2008, the Company recognized non-operating income of $2,904 ($1,699 net of tax) based on the difference between the carrying value of the guarantee liability of $3,200 and the fair value of the additional renewal periods of $296. The fair value of the additional renewal periods was deferred and will be recognized over the original lease term and initial renewal periods that expire in June 2026.

8.	Earnings per Share

Basic earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. However, including potential common shares in

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

the denominator of a diluted per-share computation for continuing operations always will result in an antidilutive per-share amount when there is a loss from continuing operations. Options to purchase 208,326 and 337,527 shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive. There were no options to purchase shares excluded from the computation of earnings per share assuming dilution in the three and nine months ended September 30, 2007.

The following table shows how earnings per share were computed for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$3,691	$3,755	$(3,119)	$8,651

Basic earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,497	14,434	14,480	14,416

Net income (loss) per common share	$0.25	$0.26	$(0.22)	$0.60

Diluted earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,497	14,434	14,480	14,416
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	48	75	—	70

Adjusted weighted average shares outstanding (thousands)	14,545	14,509	14,480	14,486

Net income (loss) per common share	$0.25	$0.26	$(0.22)	$0.60

9.	Stock-Based Compensation

Stock Options

The grant-date fair value of stock options awarded in the nine months ended September 30, 2008 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Fair value	$3.48	$4.28
Dividend yield	4.41%	3.86%
Expected life	6 Years	6 Years
Expected volatility	45.00%	45.00%
Risk-free interest rate	3.03%	4.61%

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

A summary of stock option activity and related information for the nine months ended September 30, 2008 and 2007 follows:

	2008		2007
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding at beginning of period	270,352	$10.60	221,405	$10.06
Granted	67,675	11.48	62,900	12.51
Exercised	(500)	8.24	(7,953)	9.00
Cancelled	—	—	(6,000)	12.51

Outstanding at end of period	337,527	$10.78	270,352	$10.60

There were a total of 233,585 stock options exercisable at September 30, 2008 with a weighted-average exercise price of $10.31. The weighted average remaining contractual term was approximately 4.8 years for stock options outstanding as of September 30, 2008. There was no intrinsic value for stock options outstanding as of September 30, 2008, since the exercise price for all stock options outstanding exceeded the September 30, 2008 closing price of the Company’s stock.

Compensation expense related to stock options in the three and nine months ended September 30, 2008 and 2007 was $35, $20, $105 and $61, respectively. The related tax benefits for the three and nine months ended September 30, 2008 and 2007 were $15, $8, $44 and $25, respectively. As of September 30, 2008, there was $274 of total unrecognized compensation expense related to stock options, which is expected to be recognized over the period from October 2008 to December 2010.

Performance Restricted Shares

A summary of performance restricted share award activity and related information for the nine months ended September 30, 2008 and 2007 follows:

	2008		2007
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	51,667	$9.98	82,400	$8.87
Granted	31,195	11.48	20,000	12.77
Vested	—	—	(7,500)	3.20
Forfeited	(2,500)	3.20	(9,266)	10.33

Non-vested at end of period	80,362	$10.77	85,634	$10.12

The vesting period for the grants is three years. During the performance period, each performance restricted share is equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. Performance restricted shares and dividend equivalents are forfeited if the performance target is not met during the performance period. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares.

The fair value of non-vested performance restricted shares recognized as compensation expense in the three and nine months ended September 30, 2008 and 2007 was $65, $73, $196 and $189, respectively. The related tax benefits for the three and nine

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

months ended September 30, 2008 and 2007 were $27, $30, $81 and $79, respectively. As of September 30, 2008, there was $387 of total unrecognized compensation expense related to performance restricted shares, which is expected to be recognized over the period from October 2008 to December 2010.

In the nine months ended September 30, 2008, 38,468 vested performance restricted shares, including dividend equivalents, were converted to shares of common stock. There were 7,500 vested performance restricted shares converted to common stock in the nine months ended September 30, 2007.

2008 Long-Term Incentive Plan

The shareholders of the Company approved the 2008 Long-Term Incentive Plan of D&E Communications, Inc. in April 2008. No awards have been granted under this plan as of September 30, 2008. Awards made under predecessor plans will continue to be outstanding in accordance with their terms, but no new awards shall be made under the predecessor long-term incentive plans.

2001 Stock Compensation Plan and Policy for Non-Employee Directors

The Company issued 8,709 and 4,865 fully-vested common shares with a fair value of $79 and $70 to certain non-employee directors during 2008 and 2007, respectively. The fair value of shares issued to non-employee directors recognized as expense in the three and nine months ended September 30, 2008 and 2007 was $22, $18, $66 and $53, respectively. The related tax benefits for the three and nine months ended September 30, 2008 and 2007 were $9, $7, $27 and $22, respectively.

On May 29, 2008, the Company amended and restated the Company’s 2001 Stock Compensation Plan and Policy for Non-Employee Directors of D&E Communications, Inc. (the “Plan”). Previously, the Plan only permitted non-employee directors elected to the board prior to January 2, 2001, and required non-employee directors elected to the board subsequent to January 2, 2001 to receive shares of the Company’s common stock with a value equal to one-half of the annual retainer paid to such director for his or her service as a director of the Company. The Plan was amended and restated to (i) allow non-employee directors to elect to receive shares of the Company’s common stock with a value equal to all or any fraction of any fees received as directors (ii) provide for elections to be made in a manner that complies with Rule 10b5-1 under the Securities Exchange Act of 1934 and (iii) make certain other amendments.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

10.	Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$390	$429	$1	$—
Interest cost	1,061	1,228	40	46
Expected return on plan assets	(1,077)	(920)	(7)	(8)
Amortization of prior service cost	(33)	(48)	(41)	(41)
Amortization of net loss	313	702	20	29

Net periodic benefit cost	$654	$1,391	$13	$26

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$1,170	$1,248	$2	$1
Interest cost	3,184	3,213	113	138
Expected return on plan assets	(3,166)	(2,758)	(22)	(24)
Amortization of prior service cost	(99)	(111)	(122)	(122)
Amortization of net loss	938	1,417	49	88

Net periodic benefit cost	$2,027	$3,009	$20	$81

During the nine months ended September 30, 2008, D&E contributed $6,200 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $100 to its defined benefit plans during the remainder of 2008.

11.	Business Segment Data

D&E’s business segments are: Wireline, Systems Integration and Corporate and Other. The measure of profitability that management uses to evaluate performance of its business segments is operating income (loss).

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Segment	2008	2007	2008	2007	2008	2007
Wireline	$35,257	$36,398	$10	$4	$8,875	$9,190
Systems Integration	913	1,427	—	—	(17)	(459)
Corporate and Other	455	385	—	—	(221)	(185)
Eliminations	—	—	(10)	(4)	—	—

Total	$36,625	$38,210	$—	$—	$8,637	$8,546

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Segment	2008	2007	2008	2007	2008	2007
Wireline	$107,967	$108,477	$29	$16	$(215)	$22,985
Systems Integration	2,707	4,178	—	—	(170)	(1,817)
Corporate and Other	1,297	1,120	—	—	(945)	(590)
Eliminations	—	—	(29)	(16)	—	—

Total	$111,971	$113,775	$—	$—	$(1,330)	$20,578

	Segment Assets
Segment	September 30, 2008	December 31, 2007
Wireline	$458,899	$489,806
Systems Integration	1,560	1,780
Corporate and Other	450,925	450,386
Eliminations	(444,104)	(440,791)

Total	$467,280	$501,181

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating income (loss) from reportable segments	$8,858	$8,731	$(385)	$21,168
Corporate and other operating loss	(221)	(185)	(945)	(590)
Interest expense	(2,953)	(3,745)	(9,253)	(11,199)
Other, net	92	962	3,625	3,078

Income (loss) before income taxes and dividends on utility preferred stock	$5,776	$5,763	$(6,958)	$12,457

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plans,” or similar words or expressions. In particular, statements, express or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements. These forward-looking statements involve certain risks and uncertainties, including, but not limited to:

•	changes in the competitive and technological environment in which we operate;

•	our ability to further penetrate our markets and the related cost of that effort;

•	reductions in rates or call volume that generate network access revenues;

•	government and regulatory policies at both the federal and state levels;

•	our current level of debt financing;

•	our ability to fund necessary investment in plant and equipment; and

•	economic conditions.

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

Part I — Financial Information (continued)

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

Our Wireline segment includes three rural local exchange carriers (“RLEC”), providing services in parts of Berks, Lancaster, Union and smaller portions of five other adjacent counties in Pennsylvania, and a competitive local exchange carrier (“CLEC”), providing services in the Lancaster, Reading, Harrisburg, State College, Pottstown, Williamsport and Altoona, Pennsylvania metropolitan areas. We offer our Wireline customers a comprehensive package of communications services, including local telephone service, enhanced telephone services, network access services, long-distance toll services, dedicated data circuits, and communication services, such as broadband and dial-up Internet access services, business continuity and co-location services, web-hosting services, directory and other revenue sources such as video and VoIP services.

Our Systems Integration segment provides business customers with professional data and information technology services, network design, monitoring, security assessments and penetration tests. We also sell equipment used in providing these services. We offer customers our Managed Services products, which are internal monitoring (within the customer’s enterprise), external monitoring (devices outside the customer’s enterprise) and comprehensive security assessments and management. Our complement of Managed Services fills the needs of our customers by allowing them to improve reliability, provide higher levels of service and save money through efficient device management and planning.

Our Corporate and Other segment includes real estate leasing and related support services, Haywire™ computer support services, and applications provided by our Jazzd™ Internet service provider which offers customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

As of September 30, 2008, we served 121,083 RLEC access lines, 46,458 CLEC access lines, 41,983 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 2,424 dial-up Internet access subscribers, 8,417 video subscribers and 994 web-hosting customers resulting in total customer connections of 221,359. For the quarter ended September 30, 2008, we generated total consolidated revenues of $36,625, consolidated operating income of $8,637 and consolidated net income of $3,691.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Revenues, Expenses and Capital Expenditures

Our Wireline and Systems Integration revenue is derived primarily from the provision of services and sales of equipment described above. A significant portion of our Wireline revenue consists of monthly recurring charges billed to our customers for the services that we provide to them.

Our RLECs’ intrastate services are subject to regulation by the Pennsylvania Public Utility Commission (“PA PUC”). We have entered into a regulatory framework, commonly known as our Chapter 30 Plan, with the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price-cap formula, rather than rate-of-return regulation, in determining our pricing for intrastate services. Prices for our RLECs’ interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the Federal Communications Commission (“FCC”) based on rate of return regulations and the “average schedule” formulas proposed by the National Exchange Carrier Association, Inc. (“NECA”).

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, cost of services, selling and advertising, software and information system services and general and administrative expenses. Our Wireline segment incurs costs related to network access charges, leased network facilities associated with providing local telephone service to CLEC customers, leased network facilities costs for our broadband and dial-up Internet access services, and other operations expenses such as network switching expense, engineering and outside plant costs. Our Systems Integration segment incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the provision of our services and sales of computer equipment.

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

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). To achieve this objective:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers to broadband connections. New broadband customers are being aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the delivery of Internet Protocol (“IP”) and web-based application services. We have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build out our fiber-to-the-node (“FTTN”) infrastructure to support the future deployment of advanced broadband IP

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP-based multimedia applications. Furthermore, our Haywire™ computer support services, which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, is another example of our commitment to our broadband business. Through our Internet service provider, we also offer our customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

•

We are continuing to operate under a disciplined strategy of offering competitive communication service packages, primarily to business customers, with the goal to increase our market share in our CLEC markets, . We will continue to leverage our state-of-the-art network infrastructure, established reputation, extensive local knowledge and significant operating experience to attempt to gain new customers and increase our market share in our CLEC markets. Our focus will be on acquiring customers that can be served on our own network facilities and moving existing customers from leased facilities to our own network.

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

Business Trends and Uncertainties

•	Convergence of technologies

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

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed over 99% of our requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. We believe we will meet this requirement by December 31, 2008. In keeping with the foregoing, our 2008 capital budget is approximately $23,000. Our ability to invest in infrastructure may be limited by our indebtedness of $187,898 as of September 30, 2008 and the covenants contained in the Company’s credit facility.

•	Pro-competitive regulatory environment

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

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The PA PUC granted CORE Communications, Inc. (“CORE”) an amendment to their certificate to provide telecommunications services allowing them to provide service in the entire state of Pennsylvania including all rural telephone company territories. The Commonwealth Court has affirmed the PA PUC’s decision to grant CORE’s certification in rural telephone company territories. CORE requested interconnection agreements with other RLECs, including our RLECs. The request was contested and referred to arbitration by the PA PUC. A hearing was held before a PA PUC Administrative Law Judge in March 2008 in order to allow the parties to submit testimony in regard to issues involving interconnection agreements between CORE and other RLECs, including our RLECs. Legal briefs and final offers by both sides were filed by April 30, 2008. CORE is unable to operate in our RLEC markets until the PA PUC resolves our interconnection agreement arbitration proceeding and we enter into a PA PUC approved interconnection agreement with them. We do not know when the PA PUC will resolve the arbitration proceeding.

Comcast Business Communications (“Comcast”) filed an application with the PA PUC on January 31, 2008 for certification to be a facilities-based CLEC in our Conestoga RLEC territory in areas where they currently have facilities to provide cable TV services. Comcast also requested to negotiate an interconnection agreement with our Conestoga RLEC. The negotiation process between Comcast and our Conestoga RLEC is now in progress and expected to be completed prior to the end of the year.

In our competitive markets, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those areas. Similarly, in areas where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition and ownership of, or superior access to, programming.

•	Complex and uncertain regulatory environment

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner.

Prices for our RLECs’ interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on rate of return regulations and the “average schedule” formulas proposed by NECA. If the FCC would disallow RLECs from receiving compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact our RLECs’ future revenues.

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

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The FCC is also considering other proposals to reform intercarrier compensation. One such proposal, developed by the chairman of the FCC, was scheduled to be on the FCC’s November 4, 2008 meeting agenda; however, the proposal was removed from the November 4th agenda and it is unclear whether it will be considered at a future meeting. We have attempted to understand the terms of this proposal as best we can, working through our trade associations at both the state and federal levels, reviewing information that has been disseminated in the public domain, including interviews that have been conducted with the chairman of the FCC, and reports from financial institutions that invest in and follow the telecommunications sector. We are aware that some terms and conditions being discussed include a substantially lower rate per minute for terminating minutes, increases to the subscriber line charge to recover some of the access revenues lost to the rate decline, protections for rural carriers, like D&E, that are rate of return carriers in the interstate jurisdiction, including the possibility that such carriers qualify for recovery of revenue reductions from a federal fund, and a transition period over which these changes would occur. In addition to the uncertainties surrounding these issues, it is also not known how this proposal impacts NECA and its settlements process and how our CLEC would be impacted. As a result of these uncertainties and because we have yet to see a proposal from the FCC in writing that details the terms and conditions of the proposed reform, it is impossible for us to determine the potential impact of this proposal on our Company.

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

On November 29, 2007, the PA PUC granted our request to increase local rates retroactive to November 15, 2006 but denied our request to collect the amounts in excess of the existing caps for residential and business single party services from the PA USF. On December 17, 2007, the Office of Consumer Advocate (“OCA”) filed a petition for reconsideration, claiming the PA PUC erred in its ruling that rates could be increased above the existing residential caps established by the PA PUC. We filed in support of the petition while Verizon filed opposition to the petition. The PA PUC granted the petition for review. On April 9, 2008, the PA PUC issued an Opinion and Order which denied the OCA’s petition and ordered our RLECs to issue refunds, as required by the July 11, 2007 Order, within 30 days from the date of entry of the Opinion and Order. We promptly issued refunds of $1,020 in April 2008. On May 9, 2008, we filed an appeal in Commonwealth Court, seeking to overturn the PA PUC’s decisions denying our requests to increase rates or, in the alternative, increase our compensation from the PA USF instead of increasing residential rates above the cap. On May 23, 2008, the OCA filed a cross appeal in Commonwealth Court,

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

agreeing with our position that we should receive compensation from the PA USF instead of increasing residential local rates above the residential rate cap. On October 9, 2008, the PA PUC denied our Petition to Rescind and/or Amend Prior Commission Orders, which was filed jointly with the OCA. As a result, we will proceed with our court appeal. We expect the case will be heard in the first or second quarter of 2009 but cannot predict what the outcome of this appeal will be.

•	Debt financing

We had indebtedness of $187,898 at September 30, 2008. Our indebtedness could restrict our operations because:

•

We will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	Certain covenants in our loan agreement limit the amount of capital investment; and

•	The level of indebtedness may make us more vulnerable to economic or industry downturns, and our debt service obligations increase our vulnerability to competitive pressures.

The non-cash intangible asset impairment incurred in the second quarter of 2008 did not have a material effect on the results of the financial covenant calculations required by our credit facilities.

Conclusion

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our Wireline segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband ICP and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, in terms of technology, competition and regulation, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our Wireline business and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends and stock repurchases and the requirement to remain in compliance with financial covenants.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Results of Operations

The following tables are a summary of our operating results by segment for the three and nine months ended September 30, 2008 and 2007.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2008
Revenues – External	$35,257	$913	$455	$—	$36,625
Revenues – Intercompany	10	—	—	(10)	—

Total Revenues	35,267	913	455	(10)	36,625

Depreciation and Amortization	6,618	42	205	—	6,865
Other Operating Expenses	19,774	888	471	(10)	21,123

Total Operating Expenses	26,392	930	676	(10)	27,988

Operating Income (Loss)	$8,875	$(17)	$(221)	$—	$8,637

September 30, 2007
Revenues – External	$36,398	$1,427	$385	$—	$38,210
Revenues – Intercompany	4	—	—	(4)	—

Total Revenues	36,402	1,427	385	(4)	38,210

Depreciation and Amortization	7,452	47	179	—	7,678
Other Operating Expenses	19,760	1,839	391	(4)	21,986

Total Operating Expenses	27,212	1,886	570	(4)	29,664

Operating Income (Loss)	$9,190	$(459)	$(185)	$—	$8,546

Nine months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
September 30, 2008
Revenues – External	$107,967	$2,707	$1,297	$—	$111,971
Revenues – Intercompany	29	—	—	(29)	—

Total Revenues	107,996	2,707	1,297	(29)	111,971

Depreciation and Amortization	21,759	129	593	—	22,481
Intangible Asset Impairment	26,200	—	—	—	26,200
Other Operating Expenses	60,252	2,748	1,649	(29)	64,620

Total Operating Expenses	108,211	2,877	2,242	(29)	113,301

Operating Income (Loss)	$(215)	$(170)	$(945)	$—	$(1,330)

September 30, 2007
Revenues – External	$108,477	$4,178	$1,120	$—	$113,775
Revenues – Intercompany	16	—	—	(16)	—

Total Revenues	108,493	4,178	1,120	(16)	113,775

Depreciation and Amortization	25,624	224	548	—	26,396
Other Operating Expenses	59,884	5,771	1,162	(16)	66,801

Total Operating Expenses	85,508	5,995	1,710	(16)	93,197

Operating Income (Loss)	$22,985	$(1,817)	$(590)	$—	$20,578

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Consolidated Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Operating Revenues

Consolidated revenues decreased $1,585, or 4.1%, to $36,625 for the quarter ended September 30, 2008, from $38,210 for the same period in 2007. Wireline revenue decreased $1,135 primarily due to lower network access revenues of $1,567, partially offset by an increase in communication services revenue of $502. Systems Integration revenue declined $514 due to a decline in computer equipment sales. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

Operating Expenses

Consolidated operating expenses decreased $1,676, or 5.6%, to $27,988 for the quarter ended September 30, 2008, from $29,664 for the same period in 2007. Depreciation and amortization in the Wireline segment decreased $834 primarily due to certain fixed assets becoming fully depreciated in June and July of 2008. Other Wireline operating expenses increased $14 and Systems Integration operating expenses decreased by $956. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Operating Income

Consolidated operating income increased $91, to an operating income of $8,637 for the third quarter of 2008 compared to an operating income of $8,546 in the same period of 2007. Operating income as a percentage of revenue was 23.6% in the third quarter of 2008, compared to 22.4% in the same period of 2007.

Other Income (Expense)

Other income (expense) was a net expense of $2,861 in the third quarter of 2008, compared to a net expense of $2,783 for the same period in 2007. Interest expense decreased to $2,953 in the third quarter of 2008, compared to $3,745 in the same period of 2007, as a result of reductions in debt and decreases in short-term interest rates. Other income decreased to $92 in 2008 compared to $962 in 2007. Interest income earned on notes receivable declined $193 due to the payoff of one note in November 2007 and the termination of interest income recognition on another note described below. Interest income on cash and temporary investments decreased approximately $102 due to a decline in interest rates. Other income for the third quarter of 2007 included $600 of principal repayments collected on the note received from the sale of assets of Conestoga Wireless, which was paid in full in the fourth quarter of 2007. We recognized income upon collection of the note principal and interest as this note receivable was from a highly leveraged entity, and the business sold had not generated positive cash flows prior to its sale. Therefore, the note receivable was fully reserved on our balance sheet.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Income Taxes

Income taxes were $2,069 in the third quarter of 2008, compared to $1,992 for the same period in 2007. The effective income tax rates for the third quarter of 2008 and 2007 were 35.8% and 34.6%, respectively.

Net Income (Loss)

Net income was $3,691, or $0.25 per share, in the third quarter of 2008 compared to net income of $3,755, or $0.26 per share, in the third quarter of 2007. The primary reason for the decrease was the increase in income tax expense and a decline in other income, partially offset by a decrease in interest expense.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Operating Revenues

Consolidated revenues decreased $1,804, or 1.6%, to $111,971 for the nine months ended September 30, 2008, from $113,775 for the same period in 2007. The primary reason for the decrease was a reduction in Systems Integration revenue of $1,471 due mainly to the March 31, 2007 expiration of a contract with a retail services customer. Wireline revenue decreased $497 primarily due to lower network access revenue of $2,307 and lower directory revenue of $718, partially offset by an increase in communication services revenue of $2,047. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

Operating Expenses

Consolidated operating expenses increased $20,104, or 21.6%, to $113,301 for the nine months ended September 30, 2008, from $93,197 for the same period in 2007. In the second quarter of 2008, a non-cash intangible asset impairment of $26,200 was recognized in the Wireline segment as described below. Depreciation and amortization in the Wireline segment decreased $3,865 primarily due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies and certain fixed assets becoming fully depreciated in June 2007 and June and July 2008. Other Wireline operating expenses increased $368 and Systems Integration operating expenses decreased by $3,118. These expense changes are more fully described in the Wireline and Systems Integration segment results. Corporate and Other expenses increased $532 primarily due to new services offered to customers, including our Haywire™ computer support services and on-demand services provided by our Internet service provider.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2008 in conjunction with the preparation of the Form 10-Q for the quarterly period ended June 30, 2008. A decline in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment indicated that there was an impairment of the franchise intangible assets. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. Therefore, we recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax) in the second quarter of 2008. The key factors that must be estimated to determine the fair value of intangible assets include the estimation of future cash flows, the estimation of discount rates and long-term growth rates and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment and current economic factors in our estimates of the expected future cash flows derived from such intangibles. The annual impairment evaluation did not indicate an impairment of goodwill. Note 4 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q contains a more extensive discussion on the non-cash intangible asset impairment.

Operating Income (Loss)

Consolidated operating income (loss) decreased $21,908, to an operating loss of $1,330 for the first nine months of 2008, from an operating income of $20,578 in the same period of 2007. Operating income (loss) as a percentage of revenue was (1.2)% in the first nine months of 2008, compared to 18.1% in the same period of 2007. The primary reason for the decrease in operating income was the non-cash intangible asset impairment, partially offset by the decrease in depreciation and amortization expense and Systems Integration segment expenses.

Other Income (Expense)

Other income (expense) was a net expense of $5,628 in the first nine months of 2008, compared to a net expense of $8,121 for the same period in 2007. Interest expense decreased to $9,253 in the first nine months of 2008, compared to $11,199 in the same period of 2007, as a result of reductions in debt and decreases in short-term interest rates. Other income increased $547, to $3,625, in 2008 compared to $3,078 in 2007. In the first nine months of 2008, we recorded $2,904 of income from the termination of a lease guarantee and a $200 reserve on a note receivable as described below. Interest income on cash and temporary investments decreased approximately $190 due to a decline in interest rates. In the first nine months of 2007, we recorded income of $588 from proceeds of a key-person life insurance policy, in excess of the cash surrender value, of which the Company was the named beneficiary. Other income for the first nine months of 2007 included $1,318 of interest income and principal repayments collected on the note received from the sale of assets of Conestoga Wireless, which was paid in full in the fourth quarter of 2007. In the first nine months of 2007, we recorded interest income of $175 on a note receivable for which we discontinued recognition of interest income in 2008 as described below.

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

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

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

Income Taxes

Income taxes were a benefit of $3,888 in the first nine months of 2008, compared to an expense of $3,757 for the same period in 2007. The effective income tax rate of 55.9% for the first nine months of 2008 is higher than the federal statutory rate by approximately 20.9%. State income taxes, net of federal tax benefits, resulted in a 21.2% increase in the effective income tax rate for the first nine months of 2008, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment described above, partially offset by the deferred state tax expense recognized on the termination of the lease guarantee described above. The effective income tax rate of 30.2% for the first nine months of 2007 is lower than the federal statutory rate by approximately 4.8%. Of this percentage difference, approximately 2.9% was primarily due to temporary book to tax differences which provided deferred state income tax benefits with no corresponding current state income tax expense and approximately 1.5% was due to a permanent book to tax difference of $519 on the key-person life insurance gain.

Net Income (Loss)

Net income (loss) was a loss of $3,119, or $0.22 per share, in the first nine months of 2008 compared to a net income of $8,651, or $0.60 per share, in the first nine months of 2007. The primary reasons for the decrease in net income were the non-cash intangible asset impairment of $26,200 ($15,329 after tax), partially offset by decreases in depreciation and amortization expense of $3,915 and interest expense of $1,946 and an increase in other income of $547.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Wireline Segment Results

	Three months ended September 30,
	2008	2007	Change	% Change
Revenues:
Local Telephone Service	$12,369	$12,388	$(19)	(0.2)
Network Access	9,773	11,340	(1,567)	(13.8)
Long Distance	5,037	5,114	(77)	(1.5)
Communication Services	6,366	5,864	502	8.6
Directory	1,082	1,241	(159)	(12.8)
Other	640	455	185	40.7

Total Revenues	35,267	36,402	(1,135)	(3.1)

Depreciation and Amortization	6,618	7,452	(834)	(11.2)
Other Operating Expenses	19,774	19,760	14	0.1

Total Operating Expenses	26,392	27,212	(820)	(3.0)

Operating Income	$8,875	$9,190	$(315)	(3.4)

Customer Connections at September 30
RLEC Access Lines	121,083	126,126	(5,043)	(4.0)
CLEC Access Lines	46,458	45,775	683	1.5
DSL/High-Speed Internet	41,983	36,782	5,201	14.1
Dial-up Access	2,424	3,790	(1,366)	(36.0)
Video	8,417	7,668	749	9.8
Web-hosting	994	1,004	(10)	(1.0)

Total	221,359	221,145	214	0.1

Revenues

Local telephone service revenue decreased primarily due to a decline in RLEC access lines, partially offset by increased local private network circuits. Network access revenue declined primarily due to lower NECA settlements of $622, lower subscriber line charges of $140 as a result of the decline in RLEC access lines, a revenue decrease of $350 primarily due to lower minutes of use and approximately $455 due to a change in the routing of long distance calls as described below. Long distance revenues decreased primarily due to a reduction in the average rate per minute of use. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $429 attributable to subscriber growth, co-location and web-hosting revenue of $87 and video revenue of $71, partially offset by a reduction in dial-up Internet revenue of $74. Directory revenue decreased primarily as the result of three of our four directories being published under the contract described below. Other revenue increased primarily due to data cabling projects completed for customers and a reduction of estimated pole attachment revenues made in the third quarter of 2007 due to a decrease in rates.

In early 2007, we began routing long distance calls that resulted in increased network access revenue and, to a lesser extent, network access expenses over comparable prior periods. These routing changes were implemented to transport long distance usage in the most cost effective manner. This change did not have a significant impact on the results of operations for the first six months of 2007 but increased operating margins on long distance toll revenue by approximately $150 beginning in the third quarter of 2007. In

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

July 2008, we changed the routing of long distance calls in response to increases in wholesale interexchange carrier usage rates from our long distance provider. Beginning in the third quarter of 2008, this routing change resulted in lower network access revenues and, to a lesser extent, network access expenses compared to comparable periods of the prior year, thus eliminating the increased operating margin of approximately $150.

Expenses

Depreciation and amortization expense decreased due to certain fixed assets becoming fully depreciated in June and July 2008, partially offset by the depreciation expense on fixed assets placed in service in the current year. Short-term incentive expenses decreased $471 due to the relative performance of our year-to-date financial results compared to the incentive targets. Network access expense decreased $27 primarily due to a change in the routing of long distance calls that resulted in a reduction of approximately $355, partially offset by the effect of a $298 reduction in an estimated liability for network access costs in the third quarter of 2007 which was not repeated in the current quarter. Employee benefits decreased $546 primarily as a result of recognizing the cumulative effect of a defined benefit pension plan actuarial valuation error which increased benefits expense by $424 in the third quarter of 2007 with no similar expense recorded in the third quarter of 2008. Benefits also decreased due to lower health insurance premiums and pension expense.

Wages increased $281 primarily due to additional sales commissions, merit pay increases effective in March 2008 and one extra work day in the third quarter of 2008 compared to the same period of the prior year. Rent expense increased $121 due to a reduction of estimated pole attachment expense made in the third quarter of 2007 due to a decrease in rates. Corporate overhead expenses increased $212 primarily as a result of an increase in public relations expense. Cost of goods sold and subcontractors increased $78 primarily as a result of the data cabling contracts completed for customers. Marketing expenses increased $76 primarily for a partnership program to promote safe and responsible Internet usage. Other operating taxes increased $103 primarily due to an increase in the gross receipts tax rate and a gross receipts tax audit assessment. Regulatory fees increased $77 primarily due to a telecommunication relay service fee contribution rate increase.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2008	2007	Change	% Change
Revenues:
Local Telephone Service	$37,150	$36,562	$588	1.6
Network Access	31,292	33,599	(2,307)	(6.9)
Long Distance	15,163	15,694	(531)	(3.4)
Communication Services	19,104	17,057	2,047	12.0
Directory	3,313	4,031	(718)	(17.8)
Other	1,974	1,550	424	27.4

Total Revenues	107,996	108,493	(497)	(0.5)

Depreciation and Amortization	21,759	25,624	(3,865)	(15.1)
Intangible Asset Impairment	26,200	—	26,200	100.0
Other Operating Expenses	60,252	59,884	368	0.6

Total Operating Expenses	108,211	85,508	22,703	26.6

Operating Income (Loss)	$(215)	$22,985	$(23,200)	(100.9)

Customer Connections at September 30
RLEC Access Lines	121,083	126,126	(5,043)	(4.0)
CLEC Access Lines	46,458	45,775	683	1.5
DSL/High-Speed Internet	41,983	36,782	5,201	14.1
Dial-up Access	2,424	3,790	(1,366)	(36.0)
Video	8,417	7,668	749	9.8
Web-hosting	994	1,004	(10)	(1.0)

Total	221,359	221,145	214	0.1

Revenues

Local telephone service revenue increased primarily due to additional custom calling feature revenue, mainly as a result of a July 1, 2007 price increase, and increased local private network circuits, partially offset by a decline in RLEC access lines. Network access revenue declined primarily due to lower NECA settlements of $1,413, lower subscriber line charges of $419 as a result of the decline in RLEC access lines and a revenue decrease of $1,011 primarily due to lower minutes of use, partially offset by a special network access revenue increase of $236 due to a higher average rate per circuit. The changes in routing of long distance calls described above resulted in higher network access revenue of approximately $755 for the first six months of 2008 compared to 2007 and contributed to a decrease in network access revenues of approximately $455 for the three months ended September 30, 2008 compared to the same period of the prior year . Long distance revenues decreased primarily due to a reduction in the average rate per minute of use. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $1,744 attributable to subscriber growth, co-location and web-hosting revenue of $291 and video revenue of $206, partially offset by a reduction in dial-up Internet revenue of $258. Directory revenue decreased primarily as the result of three of our four directories being published under the contract described below. Other revenue increased due to data cabling projects completed for customers and a reduction of estimated pole attachment revenues made in the third quarter of 2007 due to a decrease in rates.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The effect of the July 2006 and 2007 changes in NECA average schedule settlement formulas on the Wireline segment are more fully described in the section entitled Factors Affecting Future Results below. Revenues earned through the NECA settlement process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we record the amount of such a reduction or increase as an adjustment to our earnings. During the first nine months of 2008 and 2007, we have decreased revenue by $171 and increased revenue by $410, respectively, due to revisions of the estimated revenue we expect to receive from the settlement pools in the future.

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. For the nine months ended September 30, 2008 and 2007, we recognized network access revenue of $5,141 and $5,674, respectively, for universal service support. We also pay into the federal USF and the PA USF. For the nine months ended September 30, 2008 and 2007, the Company incurred communication service expense of $2,068 and $2,040, respectively. We bill our customers a federal universal service charge to cover our universal service costs.

Expenses

Depreciation and amortization expense decreased due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies and certain fixed assets becoming fully depreciated in the first nine months of 2007 and additional certain fixed assets becoming fully depreciated in 2008, partially offset by the depreciation expense on fixed assets placed in service in the current year. A non-cash intangible asset impairment of $26,200 was recognized in the second quarter of 2008 as described above. Cost of goods sold and subcontractor expense increased $211 due mainly to the data cabling projects completed for customers, partially offset by a reduction in sales agent commissions. Network access expense increased $640 primarily due to a change in the routing of long distance calls, which increased the average rate per minute of use and minutes of use and the effect of a $298 reduction in an estimated liability for network access costs in the third quarter of 2007 which was not repeated in the current quarter. Marketing and advertising expense increased $258 primarily due to additional customer incentive and sponsorship expenses. Electric expense increased $158 due to usage increases, including co-location services provided to customers, as well as provider rate increases. Corporate overhead expenses increased $226 primarily as a result of an increase in public relations expense. Other operating taxes increased $206 primarily due to an increase in the gross receipts tax rate and a gross receipts tax audit assessment. Vehicle expenses increased $102 primarily related to higher fuel prices. Maintenance contract expense for digital electronic switching equipment increased $117. Regulatory fees increased $98 primarily due to a telecommunications relay service fee contribution rate increase. Human resource expenses increased $107 primarily from increased actuary and insurance broker fees. Wages increased $390 primarily as a result of increased sales wages and commissions and merit pay increases effective March 2008.

Employee benefits expenses decreased $734 as a result of recognizing the cumulative effect of a defined benefit pension plan actuarial valuation error which increased benefits expense by $424 in the third quarter of 2007 with no similar expense recorded in the third quarter of 2008. Benefits also decreased due to lower health insurance and pension expense. Directory expense decreased $344, primarily as the result of three of our four directories being published under the contract described below. Cost of services

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

decreased $276 primarily due to a settlement reached in the first quarter of 2008 with a vendor on estimated amounts owed to it. Short-term incentive expenses decreased $791 due to the relative performance of our year-to-date financial results compared to the incentive targets.

Factors Affecting Future Results

The NECA average schedule settlement formulas, which were effective July 1, 2006 and July 1, 2007, included a two-year transition period for implementing the new calculations. We estimate that the total combined effect of the July 2006 and July 2007 changes in NECA average schedule settlement formulas on consolidated network access revenues, based on 2007 access lines and minutes of use, will be a reduction of approximately $300 during the remaining three months of 2008, and further reductions of approximately $700 during fiscal year 2009 and $100 during fiscal year 2010. NECA implemented new average schedule formulas that became effective July 1, 2008. We estimate that the July 2008 changes to these formulas, based on July 2008 access lines and minutes of use, will reduce annual consolidated network access revenues by approximately $100.

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

In July 2008, we implemented changes in routing of our long distance toll usage in response to increases in wholesale interexchange carrier usage rates from our long distance provider. The routing changes were implemented to transport our long distance usage in the most cost effective manner. Due to these routing changes, we estimate network access revenues could decrease approximately $550 and network access expenses could decrease approximately $400 resulting in a decrease in operating income of $150 in the last three months of 2008 as compared to the last three months of 2007 and in each of the first two quarters of 2009 compared to their respective quarters in 2008. If the routing changes were not implemented, we estimate the decrease in operating income would be greater than $150.

We entered into a three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and in the first quarter of 2007 for the third directory. As a result, our directory revenue will only be the annual fee paid to us for access to our customers. The annual contractual revenue declines moderately each year over the three-year period of the agreement, which ends in January 2010. Directory revenue is expected to decrease $96 and $284 in the fourth quarter of 2008 and fiscal year 2009, respectively, compared to the same periods of previous years. Directory expense is not expected to decline any further in the fourth quarter of 2008 or fiscal year 2009.

In July 2007, we revised the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies. Additionally, during 2007 and 2008 certain fixed assets became fully depreciated. As a result, annual depreciation expense is expected to decline approximately $4,800 in 2008, compared to 2007 and by approximately $800 in 2009 compared to fiscal year 2008.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Other Competitive and Regulatory Matters

The federal USF program is under legislative and industry review as a result of the growth in the fund and changes within the telecommunications industry. The primary change is the increase in the number of eligible telecommunications carriers (“ETCs”) receiving compensation from the USF. There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are distributed. The Federal/State Joint Board on Universal Service (“Joint Board”) released a recommended decision to the FCC to impose an interim cap on the amount of high-cost support that competitive ETCs (“CETCs”) receive. On May 1, 2008, the FCC adopted an interim cap on payments to CETCs. The FCC capped total annual support for CETCs at the level they were eligible to receive in each state during March 2008, on an annualized basis. The Joint Board also issued a subsequent recommended decision to the FCC to establish a provider of last resort fund, a mobility fund and a broadband fund. Each fund would have a separate distribution and allocation mechanism. We cannot estimate at this time what impact the Joint Board’s recommended changes would have on our RLECs. Finally, the FCC is considering proposals regarding the USF contribution methodology, which would change the type of service providers required to contribute to the fund and the basis on which they would contribute. Although some companies are proposing a contribution methodology based on the amount of telephone numbers in service, we cannot estimate the impact that any proposed change in carrier contributions would have on our companies until the FCC actually adopts a specific contribution methodology.

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

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Systems Integration Segment Results

	Three months ended September 30,
	2008	2007	Change	% Change
Revenues	$913	$1,427	$(514)	(36.0)

Depreciation and Amortization	42	47	(5)	(10.6)
Other Operating Expenses	888	1,839	(951)	(51.7)

Total Operating Expenses	930	1,886	(956)	(50.7)

Operating Income (Loss)	$(17)	$(459)	$442	96.3

Communications services revenue increased $35 and communication products sold decreased $549 primarily due to a decline in computer equipment sales. Labor and benefits decreased $219 and $134, respectively, due to a reduction in the number of employees. Costs of products sold decreased $510 in conjunction with the decline in computer equipment sold.

	Nine months ended September 30,
	2008	2007	Change	% Change
Revenues	$2,707	$4,178	$(1,471)	(35.2)

Depreciation and Amortization	129	224	(95)	(42.4)
Other Operating Expenses	2,748	5,771	(3,023)	(52.4)

Total Operating Expenses	2,877	5,995	(3,118)	(52.0)

Operating Loss	$(170)	$(1,817)	$1,647	90.6

Communications services revenue decreased $643 primarily due to the March 31, 2007 expiration of a contract with a retail services customer resulting in lower revenue of $797. Communication products sold decreased $828 primarily due to a decline in computer equipment sales.

Depreciation and amortization decreased $95 due to equipment disposals as a result of the contract expiration. Labor, benefits, subcontractors and vehicle expenses decreased $1,007, $460, $233 and $125, respectively, due to the contract expiration and a reduction in number of employees. Costs of products sold decreased $801 in conjunction with the decline in computer equipment sold. Corporate overhead expenses decreased $153 as a result of the reduction in allocation of corporate overhead expenses to this segment. Bad debt expense decreased $85 primarily due to the recovery of an account receivable reserved in 2007.

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

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

	Nine months ended September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$26,640	$28,686
Investing activities	(18,200)	(7,403)
Financing activities	(11,276)	(13,518)

Increase (decrease) in cash and cash equivalents	$(2,836)	$7,765

The change in cash and cash equivalents decreased $10,601 to a decrease in cash and cash equivalents of $2,836 for the nine months ended September 30, 2008 compared to an increase in cash and cash equivalents of $7,765 in the nine months ended September 30, 2007. The primary reasons for the $10,601 decrease were the decline in cash flow from operations of $2,046, an increase in payments for property, plant and equipment of $1,549, primarily due to cash payments made in 2008 for assets acquired in late 2007, and the net reinvestment of short-term investments of $7,746 in cash equivalents in the first nine months of 2007.

The primary reasons for the decrease in cash flow from operating activities during the nine months ended September 30, 2008 were a $2,010 increase in income tax payments made during the period compared to the same period of 2007, primarily as a result of a $1,800 tax payment in the first quarter of 2008 for the 2007 tax year, a $1,400 increase in contributions to our defined benefit pension plans as a result of accelerating contributions to the plans originally scheduled for October 2008 and January 2009, the 2008 payment of $1,020 in refunds related to our July 1, 2006 network access rate increase that was denied by the PA PUC described above, partially offset by a decrease in interest payments of $2,650.

Net cash used in investing activities was $18,200 for the nine months ended September 30, 2008 compared to $7,403 in the nine months ended September 30, 2007. Payments for capital additions in the first nine months of 2008 were $18,921 primarily for information technology upgrades of approximately $4,000, communications network enhancements of approximately $8,500 and outside plant additions totaling approximately $5,100. In the first nine months of 2007, capital additions were $17,372 and we acquired a customer list intangible asset for $606. In the nine months ended September 30, 2007, we purchased short-term investments of $3,187, sold short-term investments of $10,933 and reinvested the proceeds in cash equivalents. We used life insurance proceeds of $1,000 received in March 2007 to make a voluntary principal payment on our long-term debt. We received principal payments of $95 on notes receivable in the nine months ended September 30, 2008 compared to $1,279 received in the same period of last year.

Net cash used in financing activities decreased due to lower voluntary payments on long-term debt of approximately $2,500. Long-term debt payments were $6,053 in the nine months ended September 30, 2008, including voluntary prepayments of $750. Long-term debt payments were $8,549 for the first nine months of 2007, including voluntary prepayments of $3,250.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Our cash and cash equivalents were invested as follows at:

	September 30, 2008	October 31, 2008
Demand and one-month time deposits in a regional bank	37%	31%
U.S. Treasury obligation money market fund	43%	53%
Prime obligation money market fund	20%	16%

Total	100%	100%

Our money market funds are invested with institutions that are participating in the United States Treasury Temporary Guarantee Program, which guarantees that shares invested as of September 19, 2008 will maintain a stable value of one dollar per share for a three-month period ending December 18, 2008, which can be extended at the option of the Secretary of the Treasury.

External Sources of Capital at September 30, 2008

As of September 30, 2008, our credit facility consisted of Term Loan A with an outstanding balance of $28,104, Term Loan B with an outstanding balance of $136,521, secured term loans with an outstanding balance of $21,875 and a $25,000 revolving credit facility to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. Under the terms of the credit facility we are able to borrow up to $25,000 as long as we are in compliance with the terms and conditions of the credit facility and as long as we remain in compliance with the financial covenant requirements contained in the credit facility, as described below, subsequent to borrowing under the revolver. Our credit facility does not require us to provide any additional collateral to our lenders if the credit rating agencies would downgrade our debt rating. Nine of the lenders in our bank group participate on a pro-rata basis in the revolving credit facility and their commitments range from approximately 5% to 30% of the $25,000. Even though we have no immediate plans to use the revolving credit facility, we recently confirmed with our lead lender that it is not aware of any lender participating in our revolving credit facility not being able to fund their respective percentages of the revolving credit facility. However, there can be no assurance that all lenders will continue to be able to fund their respective percentages of the revolving credit facility in the future.

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

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. The non-cash intangible asset impairment incurred in the second quarter of 2008 did not have a material effect on the results of the financial covenant calculations required by our credit facility. As of September 30, 2008, we had no other unsecured lines of credit. As of September 30, 2008, $25,000 of the revolving credit facility was available for borrowing and the full amount can be borrowed without violating any of the financial covenants. Our ratio of total debt to total debt plus capital increased to 50.8% at September 30, 2008 from 50.6% at December 31, 2007 due to a decrease in shareholders’ equity as a result of the net loss for the nine months ended September 30, 2008, partially offset by our long-term debt principal repayments.

On August 7, 2008, the annual limitation of $10,000 in dividends contained in our credit facility was amended to allow for stock repurchases as part of the $10,000 limitation.

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2008, other than for operations, include capital expenditures, scheduled principal and interest payments on our long-term debt, income taxes, the payment of quarterly common stock dividends, when and if declared by the board of directors, and other contractual obligations. On October 30, 2008, we declared a quarterly common stock dividend of $0.125 per share payable on December 15, 2008, to holders of record on December 1, 2008. We expect that this dividend will result in an aggregate payment of approximately $1,804. We have reduced our 2008 capital budget from $25,000 to approximately $23,000. We believe that we have adequate internal and external resources available to meet our ongoing operating, capital expenditure and debt service requirements. Our ability to satisfy these obligations is dependent upon our future performance, which will be affected by business, regulatory and other factors, many of which are beyond our control.

The Company’s pension plan assets declined in value by approximately 27% year-to-date through October 31, 2008. However, at the same time, the yields of high-quality fixed income assets upon which our discount rate assumption is currently based are substantially higher than the 6.25% assumption that we used at December 31, 2007. It is possible that the decline in value of plan assets, net of any offset provided by an increased discount rate, could have a negative impact on the funded status of the plan. As a result, our pension expense and cash contributions to the plans could increase in the future. We will not be able to determine the impact of these items until we perform our annual valuation at December 31, 2008.

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time and does not have a set expiration date. We expect to fund the stock repurchases with cash provided by operations. During the nine months ended September 30, 2008, we purchased 16,194 shares of treasury stock for $134. In October 2008, we purchased 36,680 additional shares of treasury stock for $256.

D&E had a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites until its termination in the first quarter of 2008. The guarantee agreement and its termination is described in more detail in the Note 7 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007, we have identified our critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments. Other than the items mentioned in the following paragraphs, there were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2008.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2008 in conjunction with the preparation of the Form 10-Q for the quarterly period ended June 30, 2008. A decline in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment indicated that there was an impairment of the franchise intangible assets. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. Therefore, we recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax) in the second quarter of 2008. The key factors that must be estimated to determine the fair value of intangible assets include the estimation of future cash flows, the estimation of discount rates and long-term growth rates and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment and current economic factors in our estimates of the expected future cash flows derived from such intangibles. The annual impairment evaluation did not indicate an impairment of goodwill. The Company has experienced a significant decline in the market price of its stock subsequent to the annual impairment evaluation as of April 30, 2008 which, if sustained over a period of time, may indicate that an interim impairment test in accordance with SFAS 142 is needed, possibly as early as the fourth quarter of 2008. However, as discussed above, the market price of our stock is only one of several factors that are considered when evaluating for impairment. In addition, we believe the decline in our stock price was largely driven by the significant decline in the broader market and not necessarily by changes in our business. Note 4 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q contains a more extensive discussion on the non-cash intangible asset impairment.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

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

Part I — Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosures

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of September 30, 2008, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans (fixed to October 2014)	$21,875	9.00%	$23,739
Senior Secured Term Loans (fixed to September 2009 through July 2010 with interest rate swaps)	90,000	6.76%	90,000

	111,875	7.19%	113,739

Subject to interest rate fluctuations:
Senior Secured Term Loans	74,625	5.12%	74,625

Total	$186,500	6.36%	$188,364

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $373 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $373 for each 50 basis point decrease in rates.

We have interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of September 30, 2008, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amount	Pay Rate	Current Average ReceivedRate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	4.95%	$820
08/01/07 to 09/21/09	25,000	6.81%	4.95%	325
07/31/08 to 07/28/10	15,000	5.32%	4.55%	52

	$90,000			$1,197

On October 23, 2008, the Company entered into an interest rate swap agreement with a total notional amount of $42,000, a pay rate of 4.52%, a current average received rate of 5.27% and a maturity date in October 2010.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

D&E Communications, Inc. and Subsidiaries

Part I — Financial Information (continued)

Item 4. Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the risk factors described below.

The FCC is currently reviewing proposals to reform intercarrier compensation. There is considerable uncertainty about these proposals and their potential impact on D&E, but the impact could be material.

The FCC is reviewing potential modifications to the current systems of interstate network access rates that telecommunication companies charge each other for network access. It is possible that such modifications could have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. One proposal, developed by the chairman of the FCC, was scheduled to be on the FCC’s November 4, 2008 meeting agenda; however, the proposal was removed from the meeting agenda and it is unclear whether it will be considered at a future meeting. The terms of the proposal have not been made public but, based on information available to us, we understand that some terms and conditions being discussed included a substantially lower rate per minute for terminating minutes, increases to the subscriber line charge to recover some of the access revenues lost to the rate decline, protections for rural carriers, like D&E, that are rate of return carriers in the interstate jurisdiction, including the possibility that such carriers qualify for recovery of revenue reductions from a federal fund, and a transition period over which these changes would occur. In addition to the uncertainties surrounding these issues, it is also not known how this proposal impacts NECA and its settlements process and how our CLEC would be impacted. As a result of these uncertainties and because we have yet to see a written proposal from the FCC that details the terms and conditions of the proposed reform, it is impossible for us to determine the potential impact of this proposal on our Company. However, intercarrier revenues are material to D&E and any changes in the manner in which they are determined could have a material impact on our results of operations and financial condition.

The global financial conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

The capital and credit markets have been experiencing volatility and disruption for several months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain companies without regard to those companies’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital. We cannot predict all of the areas in which these financial conditions may impact our business. However, some examples of areas that may be impacted could include the following:

•	Overall demand for our products and services could be adversely impacted, which could have a negative effect on our revenues.

•

Our ability to access the capital markets may be restricted at a time when we would like, or need, to access these markets, which could have an impact on our flexibility to react to changing economic and business conditions.

D&E Communications, Inc. and Subsidiaries

Part II — Other Information

•

The Company has experienced a significant decline in the market price of its stock subsequent to the annual impairment evaluation as of April 30, 2008. If this decline is sustained over a period of time, an interim impairment test in accordance with SFAS 142 may be needed, possibly as early as the fourth quarter of 2008.

•

The Company’s pension plan assets declined in value by approximately 27% year-to-date through October 31, 2008. However, at the same time the yields of high-quality fixed income assets upon which our discount rate assumption is currently based are substantially higher than the 6.25% assumption that we used at December 31, 2007. It is possible that the decline in value of plan assets, net of any offset provided by an increased discount rate, could have a negative impact on the funded status of the plan. As a result, our pension expense and cash contributions to the plans could increase in the future. We will not be able to determine the impact of these items until we perform our annual valuation at December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time and does not have a set expiration date. We expect to fund the stock repurchase with cash provided by operations. The treasury stock purchases for the third quarter of 2008 are reported in the table below. In October 2008, we purchased 36,680 additional shares of treasury stock at an average price of $6.97 per share.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2008 – July 31, 2008	—	$—	—	—
August 1, 2008 – August 31, 2008	—	—	—	—
September 1, 2008 – September 30, 2008	16,194	8.29	16,194	483,806

Total	16,194	$8.29	16,194

Our credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants with respect to the maximum leverage ratio, maximum indebtedness to total capitalization ratio, debt service coverage and fixed charge coverage. There is also an annual limitation of $10,000 on the payment of dividends and stock repurchases.

D&E Communications, Inc. and Subsidiaries

Part II — Other Information

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

Date: November 6, 2008

	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: November 6, 2008

	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer