Form 10-K
period 2008-12-31
D&E COMMUNICATIONS INC
filed 2009-03-12
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-20709

D&E Communications, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2837108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 East Main Street, P.O. Box 458, Ephrata, PA	17522-0458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(717) 733-4101

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.16 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $122,527,083. Such aggregate market value was computed by reference to the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 30, 2008. For purposes of making this calculation only, the registrant has defined affiliates to include all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2009 was 14,437,851.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Forward Looking Information is Subject to Risk and Uncertainty

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” or similar words or expressions. In particular, statements, expressed or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by forward-looking statements. These forward-looking statements involve certain risks and uncertainties, including, but not limited to:

•	changes in the competitive and technological environment in which we operate;

•	our ability to further penetrate our markets and the related cost of that effort;

•	reductions in rates or call volume that generate network access revenues;

•	government and regulatory policies at both the federal and state levels, including potential intercarrier compensation reform;

•	current economic conditions;

•	a decline in value of our pension fund assets;

•	our current level of debt financing;

•	potential future goodwill or intangible asset impairment charges; and

•	our ability to fund necessary investment in plant and equipment.

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

Overview

We are a leading provider of broadband integrated communications services to residential and business customers in markets throughout the eastern half of Pennsylvania. We have operated as an incumbent rural local exchange carrier (“RLEC”) in parts of Lancaster, Berks, Union, Lebanon, Chester, Montgomery, Lehigh and Northumberland counties in Pennsylvania since the early 1900s. In 1998, we began operating as a competitive local exchange carrier (“CLEC”) and currently operate as a CLEC in the Lancaster, Reading, Harrisburg, State College, Pottstown, Williamsport and Altoona, Pennsylvania metropolitan areas. We offer our customers a comprehensive package of communications services, including local and long distance telephone services, enhanced telephone services, network access services, dedicated data circuits, and communication services, such as broadband and dial-up Internet access services, business continuity and co-location services, web-hosting services, directory, Voice over Internet Protocol (“VoIP”) services and, in certain of our markets, video services.

We also provide business customers with professional data and information technology services, network design, monitoring, security assessments and penetration tests and sell equipment used in providing these services. We also offer Haywire™ computer support services, which allows us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, and applications provided by our Jazzd™ Internet service provider which offers customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

Our business segments are Wireline, Systems Integration, and Corporate and Other. The measure of profitability that management uses to evaluate performance of our business segments is operating income (loss) because individual segments are not charged an allocation for such items as interest and income taxes that are reported below operating income on the statement of operations.

As of December 31, 2008, we served 119,102 RLEC access lines, 46,436 CLEC access lines, 43,058 digital subscriber line (“DSL”)/high-speed Internet subscribers, 2,183 dial-up Internet access subscribers, 8,487 video subscribers and 982 web-hosting customers resulting in total customer connections of 220,248. For the year ended December 31, 2008, we generated revenue of $149.5 million, operating loss of $10.9 million and net loss of $11.0 million.

Our common stock is listed for quotation on the Global Select Market of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “DECC.” Our Internet address is www.decommunications.com. Electronic copies of the 2008 Annual Report on Form 10-K are available free of charge by visiting the “Investors” section of our website at www.decommunications.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the United States Securities and Exchange Commission (“SEC”). You may also read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our filings on its website at www.sec.gov.

Our principal offices are located at 124 E. Main Street, Ephrata, Pennsylvania 17522, and we can be reached by telephone by calling (717) 733-4101 or through our website at www.decommunications.com. The contents of this website are not part of this filing. We are a Pennsylvania corporation.

Recent Developments

Intercarrier Compensation Reform

The FCC is reviewing potential modifications to the current systems of interstate network access rates that telecommunication companies charge each other for network access. It is possible that such modifications could have a significant impact on the intercarrier compensation revenues and the federal Universal Service Fund (“USF”) funding that our RLECs receive, as well as the intercarrier compensation expense that they incur. Intercarrier revenues are material to D&E and any changes in the manner in which they are determined could have a material impact on our results of operations and financial condition. For more information, see the Risk Factors in Item 1A of this Form 10-K.

Franchise Intangible Asset Impairment

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and indefinite-lived assets are tested for impairment annually as of April 30 and between annual tests when there is a change in circumstances that may have the effect of reducing fair value below the carrying value. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill may not be recoverable.

As a result of declines in the estimated future regulated cash flows of two RLECs in the Wireline segment, during 2008 we determined that the estimated fair value of the franchise intangible assets was less than their carrying amount that was originally determined in 2002. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. For the year ended December 31, 2008, we recorded non-cash franchise intangible asset impairment charges of $45.8 million ($26.8 million after tax).

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

There are two predominant types of local wireline telephone service providers in the telecommunications industry: Incumbent Local Exchange Carriers (“ILEC”) and Competitive Local Exchange Carriers (“CLEC”). Within the ILEC sector, generally there are Rural Local Exchange Carriers (“RLEC”), which operate primarily in rural areas, RLEC aggregators, which operate multiple RLEC properties throughout the United States, and several, larger national ILECs also known as Regional Bell Operating Companies (“RBOC”).

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

Despite competition introduced into the telecommunications industry as a result of the passage of TA-96, large ILECs continue to grow portions of their business by capitalizing on their extensive networks, favorable demographic trends and the increasing demand for communications services, including new service offerings such as broadband, multi-protocol label switching (“MPLS”), wireless broadband and enhanced telephone services. There are also a number of RLECs that operate in rural areas where competition from CLECs generally has been minimal due to regulatory factors, including exemptions from rules applicable to the RBOCs that require competitive access as mandated by TA-96, and the unfavorable economics of constructing and operating competitive systems in rural areas. Additionally, there has been consolidation among RLECs, which has created economies of scale and the ability to cross-sell new services to a larger customer base. Nationally, there are a large number of RLECs similar to ours that operate in sparsely populated rural areas where competition from CLECs generally has been minimal due to these same economic and competitive conditions. Most of these RLECs have fewer than 50,000 access lines.

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). To achieve this objective:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible. While we intend to continue to serve our dial-up Internet access customer base, our focus will be to migrate these customers to broadband connections. New broadband customers are being aggressively pursued. Targeting customers with a broadband connection to their home and/or business is vital for the delivery of Internet Protocol (“IP”) and web-based application services. We have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery. In conjunction with this network implementation, we will continue to build out our fiber-to-the-node (“FTTN”) infrastructure to support the deployment of advanced broadband IP communication services. With the establishment of an IP core network as part of our circuit switch to IP switch network migration, we expect to meet the demands of our residential and business customers for increased bandwidth and new IP-based multimedia applications. Furthermore, our Haywire™ computer support services, which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, is another example of our commitment to our broadband business. Through our Internet service provider, we also offer our customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

•

We are continuing to operate under a disciplined strategy of offering competitive communication services packages, primarily to business customers, with the goal to increase our market share in our CLEC markets. We will continue to leverage our state-of-the-art network infrastructure, established reputation, extensive local knowledge and significant operating experience to gain new customers and increase our market share in our CLEC markets. Our focus will be on acquiring customers that can be served on our own network facilities and moving existing customers from leased facilities to our own network. We intend to increase the capabilities of our network in selected CLEC markets where we are seeing a demand for our services.

•

We believe that the convergence and complexity of voice communications and data network technologies has created an opportunity for us to leverage our expertise in our Wireline and Systems Integration segments. Businesses are seeking a single provider for all of their communications, information technology, business continuity and co-location requirements. To capitalize on this opportunity, we have created a more direct link between our Wireline customer base and the Systems Integration business through joint sales proposals, sales incentive plans and needs-based proposals that combine Wireline and Systems Integration services for a custom and differentiated offering, including professional information technology services, network security services and network monitoring and response. Our goal is to provide our customers with solutions for most, if not all, of their communication and data technology needs.

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

Operations

Wireline Operations

Our Wireline segment includes our RLEC, CLEC, Internet Services and video operations. Our RLEC business has provided telecommunications services to the RLEC territories since the early 1900s. Our CLEC began operations in 1998 and offers services similar to the RLEC, but primarily targets small and medium-sized business customers. As part of the strategy to provide a range of data services to customers, we began offering DSL service in the second half of 1999 and began bundling DSL and Internet access services to RLEC and CLEC customers when we launched our Internet service provider, D&E Jazzd, in the fourth quarter of 2000. We also offer Internet services to customers in areas surrounding our RLEC and CLEC markets. We began offering VoIP services in our CLEC territory in May 2005. We also provide video services in some of our RLEC and CLEC markets.

We market our RLEC services as D&E Communications in three distinct rural and suburban service territories totaling 802 square miles, averaging 149 access lines per square mile as of December 31, 2008. Access lines represent revenue producing voice grade lines connected to the public switch providing dial tone service to the customer. Our RLEC business strategy is to sell additional communications services, including broadband and enhanced telephone services, and to manage expenses through improved operating efficiencies.

Our CLEC offers services similar to the RLEC business, but primarily targets small and medium-sized business customers within the CLEC markets. Where economically prudent, we also provide CLEC services to residential customers in certain markets, as part of bundled services with video, high-speed data or long distance service. By concentrating the CLEC strategy on markets surrounding the RLEC territories, we are able to leverage our existing human resources, including technical and engineering professionals, significant back office infrastructure and network assets. As a result, three of the CLEC markets are within 10 miles, three are within 50 miles, and one is within 100 miles of one or more of the RLEC territories. We plan to continue to focus primarily on business customers, leveraging our existing facilities and constructing new facilities when and where it is economically prudent. In addition, we have developed a broadband fiber and coaxial cable network in our State College market to offer bundled services, including cable television, to business and multi-dwelling unit residential customers.

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

Our Wireline revenue is derived primarily from local telephone service, including enhanced telephone services, network access charges, long distance toll service and dedicated data circuits, communication services, such as broadband and dial-up Internet access, web-hosting services, directory and other revenue sources such as VoIP and video services. Local telephone service revenue consists of charges for local telephone services, including monthly charges for basic local service. Our broad array of enhanced telephone services include call waiting, call transferring and forwarding, automatic callback, call trace, call-blocking, conference calling, voice mail, teleconferencing, DID (direct inward dial), caller name and number identification, distinctive ringing and simultaneous ringing (in limited areas). Our network access services provide other telecommunications carriers, such as local exchange carriers, long distance carriers and wireless companies, access to our local network facilities for the completion of their calls. Payment for providing these services comes either directly from our customers or from other telecommunications carriers that utilize our networks. Our RLECs receive additional interstate access revenues from revenue settlement pools administered by the National Exchange Carrier Association, Inc. (“NECA”). Long distance revenue consists of charges for both national and regional long distance services, a portion of which is provided on a resale basis. Dedicated circuit revenue consists of charges for T-1, DS-3 and other high capacity broadband circuits.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2008 and an interim evaluation as of December 31, 2008. As a result of declines in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment, we determined that the estimated fair value of the franchise intangible assets was less than their carrying amount. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. For the year ended December 31, 2008, we recorded non-cash franchise intangible asset impairment charges of $45.8 million ($26.8 million after tax). The annual and interim impairment evaluations did not indicate any impairment of goodwill.

The franchise intangible assets (“franchises”) are the result of our May 24, 2002 acquisition of Conestoga Enterprises, Inc. (“CEI”), a neighboring rural local telephone company providing integrated communications services, including two rural local exchange carriers, Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company (“CEI RLECs”) which provide communication services to customers in specific franchise areas. The franchises represent the value attributed to the rights of the CEI RLECs to operate as telecommunications carriers in their franchise areas as certified by the Pennsylvania Public Utility Commission (“PA PUC”) and the economic advantage of having an established network infrastructure to provide wireline telecommunications services in the specific franchise area. Franchise value largely reflects the (i) reasonable expectation that as a current customer leaves, a new customer at the same address will likely take its place and (ii) as potential customers inhabit new construction within the RLEC’s franchise territory, there is a reasonable expectation that they will become customers of the RLEC. At the acquisition date, the Company recognized the franchises at their estimated fair value and, based on the aforementioned regulatory, competitive, and economic factors, determined that the franchise intangible assets had indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Our total RLEC lines decreased as a result of various factors that reflect industry trends, including the use of wireless service in place of fixed lines, the move to VoIP service and the use of alternative telecommunication services. The number of access lines served by our CLEC has increased to 46,436 as of December 31, 2008. We believe that market demand for an alternative communications provider, combined with our sales efforts and quality reputation, will contribute to continued CLEC revenue growth. As of December 31, 2008, approximately 36% of CLEC access lines were served entirely on our own facilities, defined as “On-Net,” approximately 59% were served through a combination of our facilities and leased facilities, and 5% were served completely on lines of another provider. At December 31, 2007, approximately 34% of CLEC access lines were “On-Net,” approximately 60% were served through a combination of our facilities and leased facilities and 6% were served completely on lines of another provider. To help improve profitability, we focus our sales efforts and capital spending in areas where we can provide service “On-Net.”

The following table reflects our customer connections:

	At or For The Years Ended December 31,
	2008	2007	2006	2008 Change	2007 Change
RLEC Access Lines:
Residential	83,557	88,432	92,400	(5.5)%	(4.3)%
Business	35,545	36,168	37,448	(1.7)%	(3.4)%

Total RLEC	119,102	124,600	129,848	(4.4)%	(4.0)%

CLEC Access Lines:
Residential	2,639	3,043	3,536	(13.3)%	(13.9)%
Business	43,797	42,959	40,184	2.0%	6.9%

Total CLEC	46,436	46,002	43,720	0.9%	5.2%

DSL/High-Speed Internet	43,058	38,333	31,724	12.3%	20.8%
Dial-up Internet	2,183	3,254	5,337	(32.9)%	(39.0)%
Video	8,487	7,986	7,437	6.3%	7.4%
Web-Hosting Customers	982	1,009	951	(2.7)%	6.1%

Total	220,248	221,184	219,017	(0.4)%	1.0%

PERCENT OF TOTAL:

RLEC Access Lines:

Residential	70.2%	71.0%	71.2%
Business	29.8%	29.0%	28.8%
CLEC Access Lines:
Residential	5.7%	6.6%	8.1%
Business	94.3%	93.4%	91.9%
Percent Connected to Our Switches	95.0%	94.0%	92.0%

Although access lines have decreased in our RLECs and the total CLEC access line growth percentage is lower in 2008 compared to 2007, our total revenue for private line circuits, dedicated circuits, Ethernet and IP VPN services, which are not included in the access line counts in the previous table, has increased. The following table reflects private line circuit, dedicated circuit, Ethernet and IP VPN service revenue:

	For The Years Ended December 31,
	2008	2007	2006	2008 Change	2007 Change
	(In thousands)
RLEC markets	$7,252	$6,982	$6,293	3.9%	10.9%
CLEC markets	9,242	8,500	7,507	8.7%	13.2%

Total	$16,494	$15,482	$13,800	6.5%	12.2%

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

On September 29, 2006, we completed the sale of assets of the commercial time division multiplexing (“TDM”) voice equipment and service operations of the Systems Integration segment (“Voice Systems Business”) to eCommunication Systems Corporation (“eComm”). The Voice Systems Business was no longer a strategic part of our core business or related to our focus on broadband and on-net CLEC growth. In our Systems Integration segment, we have put more focus on data, professional and managed services which provide recurring revenues with better margins than equipment sales.

As a result of an evaluation as of December 31, 2007 on the recoverability of goodwill of this segment, we recognized a non-cash goodwill impairment of $5.2 million in the fourth quarter of 2007. As of December 31, 2008, we do not have any goodwill or intangible assets recorded on the balance sheet of the Systems Integration segment.

In order to improve the financial performance of this segment, we have continued to streamline our operation by reducing expenses and focusing on higher margin revenue streams that support our core Wireline offerings. Revenue enhancements include increased rates for services and adding both consultative IT services and managed services to Wireline sales proposals. Systems Integration services, when combined with Wireline services, offer our customers a differentiated product offering.

Corporate and Other Operations

Our Corporate and Other operations includes real estate leasing and related support services, Haywire™ computer support services, and applications provided by our Jazzd™ Internet service provider which offers customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

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

Multiple customer retention measures are employed for larger RLEC business customers and for our CLEC customers who are more likely to be targeted by competitors. These customer retention measures include performance and satisfaction measures, such as monthly customer surveys to gauge customer satisfaction and loyalty. For quality assurance purposes, we record customer service calls, and supervisors randomly review these calls to evaluate and provide feedback on various aspects of the customer’s interaction and assess the overall rating of the customer’s experience. In 2008, an employee team continued to review RLEC line-loss activity, which resulted in the generation of specific marketing tactics to attempt to mitigate RLEC access line loss.

We set high standards for answering customer calls promptly and efficiently. In 2008, our overall performance for answering customer calls within 20 seconds exceeded the Pennsylvania Public Utility Commission (“PA PUC”) guidelines. Additionally, in areas such as call completion, customer-out-of-service reports and service-order completion, our performance consistently exceeds guidelines established by the PA PUC.

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

To enhance the customer’s experience when they report service issues, we use a case management system in the NOC. The system gives us the ability to better manage and prioritize service calls, increasing our ability to manage the customer’s request. To further enhance the customer’s experience, several automated tests were developed and implemented that allow us to analyze every issue that is reported, determine the location of the issue and identify and dispatch the appropriate technical group to resolve the issue.

In 2007, we implemented a new and more robust automated call distribution (“ACD”) system. The new ACD system provides customers with an estimated wait time, periodic updates on their queue status and call recording for quality assurance. The ability to record customer service calls through the ACD system has been extremely beneficial in coaching employees with their call-handling techniques. In 2008, we added enhanced features to the ACD system by integrating it with our case management system. Additional features include self help menus, automated status checks on trouble cases for customers and customer information presented on-screen for NOC and technical support personnel when they answer service calls.

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

An example of how we capitalize on convergence today for consumers occurs in Union County, Pennsylvania where we have deployed video over RLEC copper facilities. Offering video programming over the existing copper wireline increases the revenue we receive from the customer and provides the means for potential revenue growth within our Company. The bundling of services (e.g. video and DSL with voice) is a part of our strategy to add revenue and strengthen our customer relationships by providing increased value with our new bundled services. In addition, offering a full range of services will strengthen our competitive position to compete with cable companies and other competitors who begin to encroach on our traditional telephone service areas.

We are continually working to identify the future needs of our customers so that we can deliver new products and services to meet those needs in a timely manner. As we deploy new products and services into our markets, we believe that we will continue to drive new revenue growth associated with these products. As an example, we have implemented a strategy around delivering bundled services. These bundles include advanced telephony features such as Caller ID Blocking, Anonymous Call Rejection and Unified Messaging, as well as long distance and broadband services. This strategy has provided our customers with value and, simplicity in ordering. By solving our customers’ communication needs, we attempt to demonstrate value and strengthen our relationship with them. Customer testimonials and referrals result from these successes and help drive additional customer opportunities.

We employ a relationship-based sales and marketing approach. This approach, and a commitment to customer service, build brand loyalty and increase the effectiveness of sales efforts. We also increase our general brand awareness through corporate and product awareness campaigns that utilize local television, billboard and print ads as well as sponsorship of community events. Corporate spokesmen, Dick Vermeil (former head coach of the Kansas City Chiefs, St. Louis Rams and Philadelphia Eagles) and Joe Paterno (head football coach of Penn State University), also help promote our Company’s products and services. With respect to non-RLEC businesses, we support an aggressive integrated marketing communications strategy with targeted direct sales efforts. Customer service representatives are located throughout the service territories and also support local sales efforts.

We manage our sales organization to serve both residential and business customers. Our sales team is focused on businesses that can be served by our “On-Net” facilities. The sales force targets healthcare, financial services, government and educational institutions, as well as small-and-medium-sized businesses. Sales personnel make direct calls to existing and prospective customers, make product recommendations, offer a cost comparison of the service package and work closely with the network and Systems Integration engineers to design solutions to meet customers’ needs.

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

Network Architecture and Operations Support Systems

We have implemented a next generation packet network strategy, which utilizes softswitch and packet transport technology for efficient transmission of voice, data and video services. In 2006, we completed a softswitch implementation in our Ephrata switching end-office. Our NOC monitors network performance 24 hours a day, 365 days a year and allows us to maintain high-network performance standards.

Our Company has host switches in Ephrata, Lititz, Birdsboro and Lewisburg, Pennsylvania and delivers dial tone to an extensive network of remote switches and broadband loop carriers that are connected with fiber optic cable. Connection to customers, or the “last mile,” is provided over the Company’s copper or fiber outside plant. The host/remote architecture concentrates network intelligence in the four host offices, enabling the Company to leverage this network and provide short customer loop lengths in our copper cable plant using a FTTN strategy. The resulting shorter loops and use of DSL technology allows us the capability of providing broadband services to 100% of our RLEC customers.

The CLEC’s network strategy is to leverage the existing core switching architecture and to own the key elements of the local exchange network. These elements include remote access nodes and the facilities connecting the host switches to the remote access nodes, including both the fiber optic cable and the optical transport electronics. In addition, where economically viable, the CLEC builds copper/fiber distribution facilities between the remote access nodes and customers’ premises. The network strategy allows the CLEC to provide high quality and reliable service and helps to minimize customer turnover. As part of the next generation packet network strategy, the CLEC is leveraging the capabilities of the softswitch located in Ephrata, Pennsylvania. In 2007, line and trunk gateways that support existing traditional dial-tone services were installed in State College, Pennsylvania, thereby positioning the State College market for all next generation packet voice and data services. As of December 31, 2008, the CLEC had 95% of its access lines connected to our switches and 36% of its access lines completely on our network.

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

We believe that our RLECs have certain competitive advantages, including the lack of concentration of any large business customers, a strong customer service record and high level of customer satisfaction and the service territories’ high cost of facilities-based entry due to low population density.

Our RLECs experience competition from wireless operators in our service territories, which provide an alternative service to wireline local and long distance services. Our CLEC competes principally with the services offered by the incumbent local exchange carriers, Verizon and Embarq, and other competitive providers, including other CLECs, inter-exchange carriers, cable television companies, VoIP competitors, wireless service providers and private networks built by large business customers. The markets served by our CLEC are served by one or more other CLECs. In addition, in providing long distance service, our RLECs and CLECs are in competition with major carriers, such as AT&T and Verizon, as well as wireless companies. The market for Internet services is highly competitive. We compete for broadband customers with national, regional and local communication and Internet service providers as well as cable companies and direct broadcast satellite companies. The existing and new sources of competition in the Wireline markets place pressure on the pricing of these services.

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

As an integrated communications provider, we face competition from, but not limited to:

•

competitive local exchange carriers, including Level 3 Communications, Frontier Communications, One Communications Corp., XO Communications, Service Electric, Comcast, Sting Communications, Zayo Group and Broadview Networks;

•	wireless service providers, including AT&T, Verizon Wireless, Sprint Nextel, Immix and T-Mobile Wireless;

•	Internet service providers, including AOL, EarthLink and MSN;

•	cable television companies, including Comcast, Pencor Services, Atlantic Broadband LLC, Service Electric and CATV Service, Inc.;

•	VoIP providers, including Vonage, AT&T and Verizon;

•	providers of communications services, such as long distance services, including AT&T and Verizon Communications; and

•	systems integration providers, including CoreBTS, NCSI(Netcomm), Morefield and Weidenhammer Systems Corp.

Many of our competitors are, or are affiliated with, major communications companies and may compete with us in multiple categories noted above. These competitors have substantially greater financial and marketing resources, greater name recognition and more established relationships with a larger base of current and potential customers than we do. Accordingly, it may be more difficult to compete against these large communications providers. In addition, we may not be able to achieve or maintain adequate technology to remain competitive. Our continued addition of fiber to enhance our broadband capacity may be more difficult as a result of our indebtedness than for our competitors. Accordingly, it may be difficult to compete in our markets.

Service Electric Telephone Company, LLC (“Service Electric”) is a facilities-based CLEC competitor primarily in our Conestoga RLEC market. Service Electric has received authority to operate in certain portions of our three RLEC markets and has an interconnection agreement with us allowing them to operate in our RLEC markets. On October 24, 2008, Service Electric filed with the PA PUC to receive authority to serve the remaining portions of our three RLECs’ service areas. The PA PUC granted this authority on February 5, 2009.

The PA PUC granted CORE Communications, Inc. (“CORE”) an amendment to its certificate to provide telecommunications services allowing it to provide service in the entire state of Pennsylvania including all rural telephone company territories. The Commonwealth Court has affirmed the PA PUC’s decision to grant CORE’s certification in rural telephone company territories. CORE requested interconnection agreements with other RLECs, including our RLECs. The request was contested and referred to arbitration by the PA PUC. A hearing was held before a PA PUC Administrative Law Judge in March 2008 in order to allow the parties to submit testimony in regard to issues involving interconnection agreements between CORE and other RLECs, including our RLECs. Legal briefs and final offers by both sides were filed by April 30, 2008. CORE is unable to operate in our RLEC markets until the PA PUC resolves our interconnection agreement arbitration proceeding and we enter into a PA PUC approved interconnection agreement with it. We do not know when the PA PUC will resolve the arbitration proceeding.

Comcast Business Communications (“Comcast”) filed an application with the PA PUC on January 31, 2008 for certification to be a facilities-based CLEC in our Conestoga RLEC territory in areas where it currently has facilities to provide cable TV services. Comcast also requested to negotiate an interconnection agreement with our Conestoga RLEC. The negotiation process between Comcast and our Conestoga RLEC is completed and the interconnection agreement was filed with the PA PUC on January 20, 2009.

Sprint Spectrum notified our RLECs on November 11, 2008 that it was exercising its option to terminate its existing interconnection agreement with the D&E RLECs effective January 12, 2009 and to negotiate a new interconnection agreement. We expect to negotiate a new interconnection agreement with Sprint Spectrum in 2009 but cannot predict how a new interconnection agreement may affect our results of operations. We believe that the terms and conditions of the previous agreement continue until a new interconnection agreement is signed.

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

Federal Regulation

We are subject to the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. Our RLECs are also subject to TA-96. TA-96 encourages competition in local telephone service by requiring ILECs to open their networks and markets to competition. Because unique market characteristics are typically present in the areas served by RLECs, TA-96 granted a federal rural exemption to RLECs from providing certain interconnection requirements including co-location, unbundled network elements and resale of tariffed services at discounted rates. This exemption remains in place until an RLEC receives a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome, and is technically feasible. Under the federal rural exemption, our RLECs continue to be protected from the requirement to provide RLEC network facilities at discounted wholesale costs to competitors until the PA PUC grants a competitor’s request to terminate our RLEC’s rural exemption.

Our RLECs are subject to rate of return regulation at the FCC level. Each RLEC participates in the NECA access tariffs and are nationwide average schedule companies for access revenue settlement purposes. If the FCC would disallow RLECs to receive compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. The effect of the changes in the average schedule settlement formulas on Wireline revenues is more fully described in the Wireline Segment Results in Management’s Discussion and Analysis of this Form 10-K.

Pennsylvania Regulation

Our RLECs are subject to regulation by the PA PUC. We operate within a regulatory framework, commonly known as Chapter 30, established by the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price cap formula, rather than rate-of-return regulation. As a result of the price cap regulatory framework, profits are not directly limited by the PA PUC as they were under the former rate of return system of regulation. Instead, our RLECs received the flexibility to increase intrastate rates annually based on inflation less two percentage points. In exchange for the indexed price cap on rates, the RLECs receive the benefit of any increase in margin resulting from their ability to reduce operating costs. Our RLECs can also seek to rebalance rates periodically within or between various intrastate service categories, such as local, toll and access. Additionally, our RLECs have the ability to request relief on a dollar-for-dollar basis for certain events deemed outside of their control that result in reduced revenue or increased expenses. A revised Chapter 30, known as Act 183, provides additional options to promote broadband deployment in the state and encourage faster rollout of broadband capability to all consumers. Our RLECs had the opportunity to make capital expenditures to have broadband services available to all consumers by December 31, 2008. In light of the increased capital expenditure requirements associated therewith, the new law removes the two percentage points inflation offset used to calculate intrastate rates annually. Act 183 added other provisions to further the advancement of broadband services to schools in Pennsylvania and provided for a suspension of certain interconnection requirements until December 31, 2008, for companies with less than 50,000 access lines. Our RLECs filed amended Chapter 30 plans to meet the 100% threshold by December 31, 2008. The amended Chapter 30 Plans were approved by the PA PUC. As of December 31, 2008, we are capable of providing broadband services as defined by the new law to 100% of our customers. Our RLECs also pay into and receive intrastate Universal Service Fund (“USF”) support from the Pennsylvania USF. For more information, see the discussion under “Promotion of Universal Service” below.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our state regulatory price-cap guidelines (“Chapter 30 Plan”). When we made our filings to increase certain local and intrastate access rates, no customer filed any complaint or request for intervention. The PA PUC identified a minor change to our filing, but allowed the new rates to go into effect on July 1, 2006 as modified for the change. Verizon, however, filed comments against our increase in intrastate access rates and requested the PA PUC to investigate our ability to increase access rates. On November 9, 2006, the PA PUC elected to have its Office of Administrative Law Judge hold a hearing to determine whether the increases in access rates violated any previous PA PUC order or decision. This hearing was held on January 17, 2007. The Office of Small Business Advocate filed comments in support of our RLECs’ rate increases. Verizon contended that local end-user rates should be increased, not intrastate access rates. On February 20, 2007, the Administrative Law Judge issued a recommendation to the PA PUC that no rescission or amendment was warranted to our increase in certain local and intrastate access rates. On July 11, 2007, the PA PUC reversed the recommendation of the Administrative Law Judge and rescinded its June 2006 order allowing the increase in our access rates. From November 9, 2006 through July 31, 2007, we continued to bill carriers at the July 1, 2006 rates. However, we recorded a reserve against amounts that have been collected from carriers related to the rate increases that were challenged by Verizon. The total amount of the reserve at December 31, 2007 was $1.0 million, of which $0.8 million and $0.2 million were recorded in the year ending December 31, 2007 and the fourth quarter of 2006, respectively. The $1.0 million was refunded in 2008.

On July 26, 2007, we filed a request for reconsideration and clarification of the July 11, 2007 order on a number of issues and proposed an increase in local service rates for one of our RLECs retroactive to November 15, 2006. Since the proposed increase in local service rates in one of our RLECs will cause those rates to exceed a maximum cap established per PA PUC order in 2003, increases in billed rates for residential and business single party service above the caps would be received from the Pennsylvania Universal Service Fund (“PA USF”) and not the customer. If successful, we estimate that we would recognize, in the period approval is received, additional local service revenue of $0.4 million related to the period from November 15, 2006 to June 30, 2007 and $0.1 million per month beginning July 1, 2007. The Office of Consumer Advocate and the Office of Small Business Advocate also filed comments in support of our reconsideration request while Verizon filed comments against our request.

On November 29, 2007, the PA PUC granted our request to increase local rates retroactive to November 15, 2006 but denied our request to collect the amounts in excess of the existing caps for residential and business single party services from the PA USF. On December 17, 2007, the Office of Consumer Advocate (“OCA”) filed a petition for reconsideration, claiming the PA PUC erred in its ruling that rates could be increased above the existing residential caps established by the PA PUC. We filed in support of the petition, while Verizon filed in opposition to the petition. The PA PUC granted the petition for review. On April 9, 2008, the PA PUC issued an Opinion and Order which denied the OCA’s petition and ordered our RLECs to issue refunds, as required by the July 11, 2007 Order, within 30 days from the date of entry of the Opinion and Order. We promptly issued refunds of $1.0 million in April 2008. On May 9, 2008, we filed an appeal in Commonwealth Court, seeking to overturn the PA PUC’s decisions denying our requests to increase rates or, in the alternative, increase our compensation from the PA USF instead of increasing residential rates above the cap. On May 23, 2008, the OCA filed a cross appeal in Commonwealth Court, agreeing with our position that we should receive compensation from the PA USF instead of increasing residential local rates above the residential rate cap. On October 9, 2008, the PA PUC denied our Petition to Rescind and/or Amend Prior Commission Orders, which was filed jointly with the OCA. As a result, we have proceeded with a court appeal. We expect oral arguments will be heard before the Commonwealth Court in the second quarter of 2009 but cannot predict what the outcome of this appeal will be.

The PA PUC approved our requests to increase local service rates effective July 1, 2008 and 2007, in accordance with our Chapter 30 Plan. The effect of rate changes on our operating results in future periods is described in more detail in the “Factors Affecting Future Results” of the Wireline segment in Item 7 of this Form 10-K.

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

TA-96 makes competitive entry into the telecommunications industry more attractive to non-ILECs by, among other things, removing most state and local barriers to competition. In particular, after notice and an opportunity for comment, the FCC may preempt any state requirement that prohibits or has the effect of prohibiting a carrier from providing intrastate or interstate communications services. RBOCs have been granted authority by the FCC to provide regional long distance services in areas where they provide local telephone service. The provision of regional long distance services by RBOCs permits them to offer “one-stop shopping” of local and long distance services, enhancing their competitive position generally in our edge-out markets, should they seek to enter these markets.

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

The FCC has ruled that local exchange carriers must port their telephone numbers to requesting wireless carriers, so-called wireline-to-wireless Local Number Portability (“LNP”). As of the date of this filing, we have received requests to port numbers from six wireless companies and one CLEC. The FCC still has under consideration a number of technical and cost recovery issues associated with deployment of LNP.

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

Our RLECs continue to be protected from the requirement to provide RLEC network facilities at discounted wholesale costs to competitors until the PA PUC grants a competitor’s request to terminate our RLEC’s rural exemption. In addition, according to a recent Appeals Court decision, if our RLECs were to lose their rural exemption, they would not have to unbundle all elements of their system to competitors, including their broadband and DSL deployment and some of their switches. However, our RLECs must still be prepared to challenge requests for removal of their rural exemption which may require them to provide interconnection to other providers, possibly without adequate compensation. Such requests would cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96 and, if successful, would cause our operating costs to increase as a result of having to make such interconnections and, at the same time, cause us to suffer a loss of customers to such competitive providers.

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

Promotion of Universal Service

The Federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) pay our RLECs from their funds to support the cost of our operations in rural markets. In 2008, we received distributions from the PA USF totaling $2.5 million and $4.4 million from the Federal USF. We also contributed $2.1 million to the federal USF, but we bill our customers a federal universal service charge to cover our federal universal service costs. In 2008, we also contributed $0.7 million to the PA USF, but are precluded from billing our customers a special charge to recover these costs. CLECs that are Eligible Telecommunication Carriers (“ETCs”) currently receive the same per-line federal support for certain access lines as the local exchange carrier they compete with. Our CLEC is currently certified as an ETC and received de minimis amounts of federal USF support in 2008 and 2007.

The federal USF program is currently under legislative and industry review as a result of the growth in the fund and changes within the telecommunications industry. The primary change triggering this review is the increase in the number of ETCs receiving compensation from the USF. There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are distributed. The Federal/State Joint Board on Universal Service (“Joint Board”) released a recommended decision to the FCC to impose an interim cap on the amount of high-cost support that competitive ETCs (“CETCs”) receive. On May 1, 2008, the FCC adopted an interim cap on payments to CETCs. The FCC capped total annual support for CETCs at the level they were eligible to receive in each state during March 2008, on an annualized basis. The Joint Board also issued a subsequent recommended decision to the FCC to establish a provider of last resort fund, a mobility fund and a broadband fund. Each fund would have a separate distribution and allocation mechanism. We cannot estimate at this time what impact the Joint Board’s recommended changes would have on our RLECs. Finally, the FCC is considering proposals regarding the USF contribution methodology, which would change the type of service providers required to contribute to the fund and the basis on which they would contribute. Although some companies are proposing a contribution methodology based on the amount of telephone numbers in service, we cannot estimate the impact that any proposed change in carrier contributions would have on our companies until the FCC actually adopts a specific contribution methodology.

Access Charge Reform

For the year ended December 31, 2008, approximately 29% of our Wireline revenues came from network access charges, which are paid to us via universal service funding and by end users, wireless carriers and intrastate and interstate long distance carriers. The amount of network access revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. Both the PA PUC and the FCC are considering various reforms for charges assessed on end users and long distance carriers. These changes could shift recovery of some portion of current access revenues from long distance carriers to end user customers and/or from a universal service fund.

The FCC is currently considering proposals to reform intercarrier compensation. One such proposal was scheduled to be on the FCC’s November 4, 2008 meeting agenda; however, the proposal was removed from the November 4th agenda. Instead, the FCC released a Further Notice of Proposed Rulemaking seeking comment on three specific proposals to reform intercarrier compensation and universal service. The first proposal is the draft proposal which was removed from the November 4th agenda. The second and third proposals are modified versions of the draft proposal. We have attempted to understand the terms of these proposals as best we can, both by working through our trade associations at both the state and federal levels, and by reviewing the proposals and any additional information that has been disseminated in the public domain. Each proposal affects our RLECs differently. We are aware that some terms and conditions being discussed include a substantially lower rate per minute for terminating minutes, increases to the subscriber line charge to recover some of the access revenues lost to the rate decline, protections for rural carriers, like our Company, that are rate of return carriers in the interstate jurisdiction, including the possibility that such carriers qualify for recovery of revenue reductions from a federal fund, and a transition period over which these changes would occur. In addition to the uncertainties surrounding these issues, it is also not known how these proposals impact NECA and its settlements process and how our CLEC would be impacted. As a result of these uncertainties and because we do not know which proposal the FCC will adopt, it is impossible for us to determine the potential impact of this proceeding on our Company. However, intercarrier revenues are material to D&E and any changes in the manner in which they are determined could have a material impact on our results of operations and financial condition.

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and PA USF, along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. On April 9, 2008, the PA PUC granted a further stay of this proceeding pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding or for one year, whichever is earlier, but then voted to open the proceeding for the limited purpose of re-examining whether the current residential local service rate cap of eighteen dollars for RLECs is appropriate, and whether the PA USF can be utilized by the RLECs for revenue support if their annual state regulatory price-cap guideline (“Chapter 30”) rate increases result in rates that exceed the cap. Our RLECs are represented in this proceeding by the Pennsylvania Telephone Association (“PTA”). The PTA and other parties to this proceeding filed direct testimony in the fourth quarter of 2008. Rebuttal testimony will be filed in the first quarter of 2009. Hearings are expected to be held before a PA PUC appointed Administrative Law Judge in the first quarter of 2009. Until the PA PUC adopts specific proposals, it is impossible to predict how much the proposed changes will affect our business and whether they will be favorable or unfavorable. Neither can we predict what the outcome of the FCC’s proceeding will be or what the PA PUC may do if the FCC approves changes or fails to act within the one-year time period.

Voice Over Internet Protocol

The further development of VoIP is changing voice communication to a packet data transmission process. This new process will enable Internet service providers (“ISPs”) and new start-up companies to utilize existing loop cable facilities without incurring the cost of the cable loop. Cable companies, ISPs and new start-up companies are able to compete with telephone companies for voice transmission services and phone features like voicemail and unified messaging. We offer VoIP service in our marketplace in anticipation of the demand for this voice communication product.

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

Cable Modem and DSL Broadband Services

In 2005, the Supreme Court upheld an FCC ruling that broadband cable modem service provided by cable operators is properly classified as an information service, rather than as a telecommunications service. As such, our cable TV operation is not required to provide open access to its cable modems. In response to the Court’s action, on September 23, 2005, the FCC released a Report and Order in which it determined that the provision by telephone companies of wireline broadband services such as DSL, constitutes an information service, rather than a telecommunications service. Previous to this ruling, FCC policies and rules required facilities-based telephone company providers of DSL to offer the wireline transmission component of DSL separately to competitors, on a common carrier basis. The FCC’s ruling eliminated this requirement to share such transmission capacity with purchasers unaffiliated with the telephone company. The FCC ruled that, while facilities-based telephone companies are not required to offer broadband wireline transmission capacity to their competitors, they are permitted to do so if they choose, and may make such offerings on either a common carrier or a non-common carrier basis. The FCC’s ruling appears at this time to be deregulatory and to be intended to put facilities-based telephone company providers of DSL in a regulatory position similar to that of cable TV providers of cable modem service. The ruling also provides that it does not alter the rights of competitors under Section 251 of the Communications Act to purchase “unbundled network elements” including the purchase of unbundled loops to provide their own DSL service. However, our RLECs are not required to provide these unbundled network elements as long as their rural exemption continues in existence. Our RLECs are no longer required to contribute to federal USF support based on DSL revenues if the DSL service is bundled with Internet access service and provided to customers as a high speed Internet access service. Effective February 1, 2009, our RLECs provide high-speed internet access to their customers and will no longer charge their DSL customers for federal USF for the DSL portion of the broadband Internet service.

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

Potential Internet Regulatory Obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only a small body of laws and regulations applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations applicable to, or apply existing laws and regulations to, the Internet. To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers, rather than common carriers, and therefore ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal USF. We cannot predict the nature of such future regulations or their impact on our business.

Employees

We had 506 full-time employees as of December 31, 2008, of which 66 employees were covered by a collective bargaining agreement. This agreement expires on July 12, 2009.

Item 1A.	Risk Factors

The convergence of voice and data communications technologies could eliminate our competitive advantages and may, in fact, put us at a competitive disadvantage. We may experience increased competitive pressures and access line losses, which could have a negative effect on our revenues and earnings.

One of the critical drivers in the communications industry today is the convergence of voice and data communication technologies into various IP based platforms, all of which have the potential to provide VoIP, broadband services, and IP video over telephone companies’ copper and fiber networks, cable companies’ coaxial and fiber networks, wireless telephone companies’ wireless networks and satellite companies’ satellite networks. Although each of the networks has relative strengths and weaknesses, they are all effectively in competition for customers’ communications needs. These developments mean that we are competing for our existing customer base in our RLEC and CLEC territories with cable TV companies, wireless telephone companies, satellite communications providers and VoIP providers. The decreases in the number of access lines in our RLEC territories reflect such increased competition, in addition to the elimination of lines by our customers as they shift to DSL for high-speed Internet access. We may continue to experience net access line losses in our RLEC markets. Our inability to retain access lines may adversely affect our financial condition and results of operations. These developments have placed our core telephone business at risk, although also enabling us to compete in the provision of cable TV services. The “Competitive Environment” subsection above contains a more extensive discussion of this development in our business.

It is basic policy of the FCC and the PA PUC to encourage competition in the communications industry. Our RLECs have a federal rural exemption from providing certain interconnection requirements including co-location, unbundled network elements and resale of tariffed services at discounted rates. This exemption remains in place until we receive a request for interconnection and the state public service commission determines that the request will not have a negative impact on universal service, will not be unduly economically burdensome and is technically feasible. Our RLECs are in a position of being required to challenge any request for removal of their federal rural exemption which may require them to provide interconnection to other providers without adequate compensation. This requirement to challenge such requests would cause us to incur administrative and regulatory costs as a result of administrative proceedings to determine whether the provider requesting interconnection has met its burden under the rural exemption of TA-96, cause our operating costs to increase as a result of having to make such interconnections and, at the same time, cause us to suffer a loss of customers to such competitive providers. Local cable TV companies may use their own facilities and apply to be licensed as a facilities-based CLEC within our franchise territory in order to attempt to qualify for number portability. This number portability would enable our existing telephone customers to switch to VoIP services provided by the cable TV companies and possibly retain the same telephone numbers, thus making the transfer of local telephone services to VoIP far more convenient to the customer.

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

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. In this regard, the regulatory environment governing ILEC operations has been and will likely continue to be liberal in its approach to promoting competition and network access, which may increase the likelihood of new competitors offering similar services in our service areas. The introduction of new competitors could have a negative effect on our RLEC operating results, yet at the same time present operating benefits to our CLEC business. For more information, see the discussion under “Regulatory Environment” above.

Our RLECs’ intrastate services are subject to regulation by the Pennsylvania Public Utility Commission (“PA PUC”). We have entered into a regulatory framework, commonly known as our Chapter 30 Plan, with the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price-cap formula, rather than rate-of-return regulation, in determining our pricing for intrastate services. The subsection entitled “Pennsylvania Regulation” under “Regulatory Environment” above contains a more extensive discussion on matters related to intrastate rates. Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on rate of return regulations and the “average schedule” formulas developed by NECA. Changes in the average schedule formula amounts developed by NECA and implemented annually in July could have an impact on the RLEC’s future revenues. The FCC has made, and will continue to make, regulatory changes that will affect our Wireline operations. The subsection entitled “Access Charge Reform” under “Regulatory Environment” above contains a more extensive discussion on recent matters related to interstate rates.

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

The FCC is considering proposals to reform intercarrier compensation. One such proposal was scheduled to be on the FCC’s November 4, 2008 meeting agenda; however, the proposal was removed from the November 4th agenda. Instead, the FCC released a Further Notice of Proposed Rulemaking seeking comment on three specific proposals to reform intercarrier compensation and universal service. The first proposal is the draft proposal which was removed from the November 4th agenda. The second and third proposals are modified versions of the first draft proposal. We have attempted to determine the impact of these proposals as best we can, by working through our trade associations at both the state and federal levels, and by reviewing the proposals and any additional information that has been disseminated in the public domain. Each proposal affects our RLECs differently. We are aware that some terms and conditions being discussed include a substantially lower rate per minute for terminating minutes, increases to the subscriber line charge to recover some of the access revenues lost to the rate decline, protections for rural carriers, like our Company, that are rate of return carriers in the interstate jurisdiction, including the possibility that such carriers qualify for recovery of revenue reductions from a federal fund, and a transition period over which these changes would occur. In addition to the uncertainties surrounding these issues, it is also not known how these proposals impact NECA and its settlement process and how our CLEC would be impacted. As a result of these uncertainties and because we do not know which proposal the FCC will adopt, it is impossible for us to determine the potential impact of this proceeding on our Company.

Our service areas are concentrated in the eastern half of Pennsylvania and thus our business is subject to regional economic conditions.

Unlike many larger competitors, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. Substantially all of our customers and operations are located in the eastern half of Pennsylvania. Due to our geographic concentration, the successful operation and growth of our business is largely dependent on regional economic conditions. The regional economy, in turn, is dependent upon many factors, including the strength of small to medium sized businesses and continued growth in the manufacturing and service industries. Poor economic conditions and other factors beyond our control in our service areas could cause us to lose access lines and revenues.

The global financial conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain companies without regard to those companies’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital. We cannot predict all of the areas in which these financial conditions may impact our business. However, some examples of areas that may be impacted could include the following:

•

The Company’s pension plan assets declined in value by approximately 29% for the year ended December 31, 2008. It is possible that a future decline in the value of plan assets could have a negative impact on the funded status of the plan. As a result, our pension expense and cash contributions to the plans could increase in the future.

•	Overall demand for our products and services could be adversely impacted, which could have a negative effect on our revenues.

•

Our ability to access the capital markets may be restricted at a time when we would like, or need, to access these markets, which could have an impact on our flexibility to react to changing economic and business conditions. We have no immediate plans to access the capital markets or our revolving credit facility.

Our indebtedness could restrict our operations.

As of December 31, 2008, we had approximately $186.1 million of total indebtedness. Our indebtedness could restrict our operations because we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. Additionally, our level of indebtedness may make us more vulnerable to economic or industry downturns and competitive pressures. The agreements governing our indebtedness contain covenants imposing financial and operating restrictions on our business. These restrictions may limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things, incur more indebtedness, pay dividends or repurchase our stock over a $10 million annual limit, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets and extend credit.

Future goodwill or intangible asset impairment charges could adversely affect our financial results.

Goodwill and intangible assets comprise a significant amount of our total assets. As of December 31, 2008, goodwill and intangible assets accounted for $235.8 million, or 52%, of our total assets. In 2008, we recognized non-cash intangible asset impairment charges of $45.8 million ($26.8 million after tax) as described above. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and indefinite-lived intangible assets on an annual basis by comparing their carrying value to fair value, or between annual tests if events occur or circumstances change that indicate their fair value may be less than carrying value. Factors that could reduce the fair value of our goodwill and intangible assets below carrying value include a sustained decline in our stock price and market capitalization, a reduction in expected future cash flows and other factors. Significant judgment is required in developing the estimates and assumptions used in evaluations for impairment. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets and significant impairment charges could result. While any such impairment charge would be a non-cash expense, it could significantly reduce net income and shareholders’ equity and affect future compliance with our debt covenants.

We may not be successful in entering into a new collective bargaining agreement.

We have 66 employees covered by a collective bargaining agreement which expires July 12, 2009. We cannot provide assurance that we will be successful in entering into a favorable agreement. Unfavorable negotiations could potentially have a negative impact on future operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our properties consist primarily of administration buildings, central office switch facilities, telephone lines and related equipment and other land and buildings related to telephone operations totaling approximately 442,600 square feet of building space. Our major owned facilities include: our corporate headquarters and central office switching facility, totaling approximately 113,700 square feet in Ephrata, Pennsylvania; an office building including our network operations center totaling 80,100 square feet in Brownstown, Pennsylvania; and twenty other buildings that serve a variety of functions including offices, warehouses, garages, vehicle service center and switching facilities, totaling approximately 175,300 square feet. We lease 5,000 square feet for use as office space. We own more than fifty other smaller locations totaling over 68,500 square feet that are used for various purposes such as housing switching equipment. All our assets are maintained and upgraded on a continuing basis to assure quality service for our customers.

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

Our network includes 1,757 route miles of fiber in a pattern of multiple rings, which provide a high level of redundancy in the event of a service failure. We own 1,480 route miles and use 277 route miles through indefeasible right of use agreements. Our primary network operations center further leverages network design with remote network management, maintenance and repair capabilities to pinpoint network problems, minimize technician deployment and improve operating efficiency. Our network is monitored 24 hours a day, 365 days a year, and continual upgrades to network elements ensure the uninterrupted delivery of quality services to customers.

Item 3.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol DECC. The table below sets forth the high and low sales prices of our common stock during each of the periods indicated, as reported daily by the NASDAQ Global Select Market.

2008	Low	High
First Quarter	$8.07	$14.05
Second Quarter	$8.52	$10.33
Third Quarter	$7.50	$10.57
Fourth Quarter	$5.42	$7.78

2007	Low	High
First Quarter	$12.01	$13.70
Second Quarter	$13.32	$19.99
Third Quarter	$12.53	$18.77
Fourth Quarter	$12.53	$16.94

The closing price on December 31, 2008 and March 2, 2009, was $6.70 and $6.52, respectively. The approximate number of record holders of our common stock, as of March 2, 2009, was 1,829.

During the two most recent fiscal years, 2008 and 2007, cash dividends on our common stock have been declared quarterly in the annual amount of $0.50 per share. Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements, which limit our annual dividend payments and stock repurchases to $10 million, provided no default or event of default exists on our debt agreements.

Equity Compensation Plan Information

At December 31, 2008

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	335,027	$10.77	1,913,629
Equity compensation plans not approved by security holders	—		—

Total	335,027	$10.77	1,913,629

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time, does not have a set expiration date and is subject to the covenant contained in our debt agreement, which limits annual dividend payments and stock repurchases to $10 million. We expect to fund the stock repurchase with cash provided by operations. The treasury stock purchases for the fourth quarter of 2008 are reported in the table below. In January and February 2009, we purchased 56,324 additional shares of treasury stock at an average price of $6.90 per share.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2008 – October 31, 2008	34,711	$6.97	34,711	449,095
November 1, 2008 – November 30, 2008	26,874	$6.94	26,874	422,221
December 1, 2008 – December 31, 2008	32,319	$7.28	32,319	389,902

Total	93,904	$7.07	93,904

STOCK PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total return on shares of the Company’s Common Stock. The comparison assumes $100 invested in each of the Nasdaq U.S. Index (Nasdaq US), the Nasdaq Telecommunications Index (Nasdaq Telecom) and the Company’s Common Stock, on December 31, 2003 and that all dividends were reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	2003	2004	2005	2006	2007	2008
Nasdaq U.S.	$100.00	$108.84	$111.16	$122.11	$132.42	$63.80
Nasdaq Telecom	$100.00	$106.63	$101.33	$133.25	$118.52	$68.11
D&E Communications, Inc.	$100.00	$86.38	$63.08	$99.94	$118.04	$58.29

Item 6.	Selected Financial Data

The following table sets forth selected consolidated summary financial information as of December 31 and for each of the last five fiscal years ended December 31, 2008. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this annual report.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Operating revenues	$149,451	$152,549	$162,068	$164,562	$164,423
Depreciation and amortization	29,442	34,208	38,241	38,123	38,432
Goodwill and intangible asset impairments	45,800	5,158	1,892	—	—
Operating income (loss)	(10,851)	24,639	22,512	22,830	21,084
Income (loss) from continuing operations	(10,954)	10,639	8,250	13,801	(2,666)
Discontinued operations, net of tax(1)	—	—	(1,508)	(90)	(73)
Net income (loss)	(10,954)	10,639	6,742	13,711	(2,739)

PER-SHARE DATA — BASIC
Income (loss) from continuing operations	$(0.76)	$0.74	$0.58	$0.97	$(0.18)
Discontinued operations	—	—	(0.11)	(0.01)	—
Net income (loss) per common share	(0.76)	0.74	0.47	0.96	(0.18)

PER-SHARE DATA — DILUTED
Income (loss) from continuing operations	$(0.76)	$0.74	$0.57	$0.96	$(0.18)
Discontinued operations	—	—	(0.10)	—	—
Net income (loss) per common share	(0.76)	0.74	0.47	0.96	(0.18)

Cash dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.50

BALANCE SHEET DATA
Total assets	$452,920	$501,181	$510,574	$535,672	$546,785
Long-term debt	179,054	186,879	199,950	205,500	218,500
Preferred stock of subsidiary	1,446	1,446	1,446	1,446	1,446
Shareholders’ equity	155,135	187,874	185,579	184,346	176,119

OTHER DATA
Net cash provided by continuing operating activities	$39,687	$42,148	$37,754	$41,249	$49,013
Net cash used in continuing investing activities	(23,841)	(7,661)	(28,440)	(20,031)	(25,147)
Net cash used in continuing financing activities	(15,411)	(19,743)	(16,008)	(19,461)	(27,788)

(1)	Reflects the results of our Voice Systems Business, which was sold in 2006, as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Corporate and Other segment includes real estate leasing and related support services, Haywire™ computer support services, which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, and applications provided by our Jazzd™ Internet service provider which offers customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

As of December 31, 2008, we served 119,102 RLEC access lines, 46,436 CLEC access lines, 43,058 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 2,183 dial-up Internet access subscribers, 8,487 video subscribers and 982 web-hosting customers, resulting in total customer connections of 220,248. For the year ended December 31, 2008, we generated total revenues of $149,451, operating loss of $10,851 and net loss of $10,954.

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). Our goals are described in more detail under “Business Strategy” in Item 1 above and are summarized as follows:

•

We are continuing to pursue the goal of capturing as many broadband connections to customers’ homes and businesses as possible and have implemented an IP core network, along with a softswitch platform, to more efficiently support and expand our voice and data delivery.

•

We are continuing to operate under a disciplined strategy of offering competitive communication service packages primarily to business customers, with the goal to increase our market share in our CLEC markets.

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

Our operating costs and expenses primarily include wages and related employee benefit costs, depreciation and amortization, cost of services, selling and advertising, software and information system services and general and administrative expenses. Additionally, in 2008, we recognized non-cash intangible asset impairment charges. Our Wireline segment incurs costs related to network access charges, leased network facilities associated with providing local telephone service to CLEC customers, leased network facilities costs for our broadband and dial-up Internet access services, and other operations expenses such as network switching expense, engineering and outside plant costs. Our Systems Integration segment incurs expenses primarily related to wages and employee benefit costs, and equipment and materials used in the provision of our services and sales of computer equipment.

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

We have competitive strengths and weakness in the competition for the customer’s communications dollar. Cable TV companies are now delivering VoIP services with systems fully capable of providing IP telephony services. We are now offering video over a portion of our fiber-copper network in the area of Lewisburg, Pennsylvania in competition with the video services offered by incumbent cable companies.

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. We have completed the requirements under Act 183 of the Pennsylvania Public Utility Code to provide broadband availability in 100% of our RLEC system by December 31, 2008. In keeping with the foregoing, our 2009 capital budget is approximately $18,000. However, our ability to invest in infrastructure to remain competitive may be limited by our indebtedness of $186,130 as of December 31, 2008.

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

Competitors currently have the opportunity to seek the removal of our RLECs’ federal rural exemption in order to have access to our customers by entering our territory and using our facilities through interconnection agreements to provide local services. The “Competitive Environment” subsection in Item 1 above contains a more extensive discussion on this matter.

In our more competitive markets, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those areas. Similarly, in areas where we do or may provide video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition and ownership of or superior access to programming.

•	Complex and uncertain regulatory environment

The United States communications industry is subject to federal, state and local regulations that are continually evolving. As new communications laws and regulations are issued, we may be required to modify our business plans or operations, and we may not be able to do so in a cost-effective manner.

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by NECA. If the FCC would disallow RLECs from receiving compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. The subsection above entitled “Federal Regulation” contains a more extensive discussion of the NECA average schedule settlement changes and the effect on our revenues.

The FCC and the PA PUC are reviewing potential modifications to the current systems of interstate and intrastate network access rates that telecommunication companies charge each other for network access. The subsection above entitled “Access Charge Reform” under “Business — Regulatory Environment” contains a more extensive discussion of this matter. Until the FCC and the PA PUC adopt specific proposals, it is impossible to predict how much the proposed changes will affect our business and whether they will be favorable or unfavorable.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 Plan. On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates. Currently, we are proceeding with an appeal in the Commonwealth Court of Pennsylvania. We expect the case will be heard in the second quarter of 2009 but cannot predict what the outcome of this appeal will be. The subsection “Pennsylvania Regulation” under “Business — Regulatory Environment”, above, contains a more extensive discussion of this matter.

•	Debt financing

We had indebtedness of $186,130 at December 31, 2008. Our indebtedness could restrict our operations because we will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and make us more vulnerable to competitive pressures and economic or industry downturns. Certain covenants in our loan agreement limit the amount of capital investment. The non-cash intangible asset impairment incurred in 2008 and the increase in the accumulated other comprehensive loss have contributed to increasing our total indebtedness to total capitalization ratio, as defined by our credit facility, from 50.6% at December 31, 2007 to 54.6% at December 31, 2008. We are required by our credit facility to maintain a total indebtedness to total capitalization ratio of less than 60%. The intangible asset impairment did not have a material effect on the results of the cash flow covenant calculations required by our credit facility.

•	Goodwill and intangible asset impairments

During 2008, we recorded non-cash franchise intangible asset impairment charges of $45,800 ($26,796 net of tax) as a result of completing our annual and an interim evaluation of the fair value of goodwill and intangible assets. As a result of declines in the estimated future regulated cash flows of two RLECs in the Wireline segment, we determined that the estimated fair value of the franchise intangible assets was less than their carrying amount. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. As of December 31, 2008, the total franchise intangible assets were $59,000. The annual and interim impairment evaluations did not indicate any impairment of goodwill.

The Company tests goodwill and indefinite-lived intangible assets on an annual basis by comparing their carrying value to fair value, or between annual tests if events occur or circumstances change that indicate their fair value may be less than carrying value. Factors that could reduce the fair value of our goodwill and intangible assets below carrying value include a sustained decline in our stock price and market capitalization, a reduction in expected future cash flows and other factors. Significant judgment is required in developing the estimates and assumptions used in evaluations for impairment. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets and significant impairment charges could result. While any such impairment charge would be a non-cash expense, it could significantly reduce net income and shareholders’ equity and affect future compliance with our debt covenants.

•	Defined benefit pension plans

The Company’s pension plan assets have declined in value by approximately 29% for the year ended December 31, 2008. It is possible that a future decline in the value of plan assets could have a negative impact on the funded status of the plan. As a result, our pension expense and cash contributions to the plans could increase in the future. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. Following this amendment to the plan, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009.

Conclusion

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our Wireline segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband integrated communications provider and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, in terms of technology, competition and regulation, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our Wireline business and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout may be challenging due to the capital requirements of our business strategy, payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends and stock repurchases, and the requirement to remain in compliance with financial covenants.

Results of Operations

The measure of segment results used by management is operating income (loss). The following table is a summary of our operating results by segment:

	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
2008
Revenues — External	$143,903	$3,789	$1,759	$—	$149,451
Revenues — Intercompany	38	—	—	(38)	—

Total Revenues	143,941	3,789	1,759	(38)	149,451

Depreciation and Amortization	28,483	155	804	—	29,442
Intangible Asset Impairment	45,800	—	—	—	45,800
Other Operating Expenses	79,078	3,758	2,262	(38)	85,060

Total Operating Expenses	153,361	3,913	3,066	(38)	160,302

Operating Loss	$(9,420)	$(124)	$(1,307)	$—	$(10,851)

2007
Revenues — External	$145,633	$5,384	$1,532	$—	$152,549
Revenues — Intercompany	25	—	—	(25)	—

Total Revenues	145,658	5,384	1,532	(25)	152,549

Depreciation and Amortization	33,206	272	730	—	34,208
Goodwill Impairment	—	5,158	—	—	5,158
Other Operating Expenses	79,579	7,339	1,651	(25)	88,544

Total Operating Expenses	112,785	12,769	2,381	(25)	127,910

Operating Income (Loss)	$32,873	$(7,385)	$(849)	$—	$24,639

2006
Revenues — External	$153,839	$6,641	$1,588	$—	$162,068
Revenues — Intercompany	4	4	—	(8)	—

Total Revenues	153,843	6,645	1,588	(8)	162,068

Depreciation and Amortization	36,772	714	755	—	38,241
Intangible Asset Impairment	—	1,892	—	—	1,892
Other Operating Expenses	87,828	10,296	1,307	(8)	99,423

Total Operating Expenses	124,600	12,902	2,062	(8)	139,556

Operating Income (Loss)	$29,243	$(6,257)	$(474)	$—	$22,512

Consolidated Operations

Overview of 2008 Compared to 2007

Operating Revenues

In 2008, consolidated revenues decreased $3,098, or 2.0%, to $149,451 from $152,549 in 2007. Wireline revenue decreased $1,717 primarily due to lower network access revenue of $3,895 and lower directory revenue of $831, partially offset by increases in communication services revenue of $2,409 and other revenue of $592. Systems Integration revenue declined $1,595 due to lower equipment sales of $1,003 and the March 31, 2007 expiration of a contract with a retail services customer. These revenue changes are more fully described in the Wireline and Systems Integration segment results. Corporate and Other segment revenue increased $227 primarily due to the introduction of Haywire™ computer support services and on-demand services provided by our Internet service provider.

Operating Expenses

In 2008, consolidated operating expenses increased $32,392, or 25.3%, to $160,302 from $127,910 in 2007. In 2008, we recognized a non-cash intangible asset impairment of $45,800 in the Wireline segment as described below. Depreciation and amortization in the Wireline segment decreased $4,723 primarily due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies and certain fixed assets becoming fully depreciated in June 2007 and June and July 2008. Other Wireline operating expenses decreased $501. Systems Integration operating expenses decreased $8,856 primarily due to the goodwill impairment of $5,158 in 2007 and a reduction in other operating expenses of $3,581. These expense changes are more fully described in the Wireline and Systems Integration segment results. Corporate and Other expenses increased $685 primarily due to start-up costs related to new services offered to customers, including our Haywire™ computer support services and on-demand services provided by our Internet service provider.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2008 and an interim evaluation as of December 31, 2008. As a result of declines in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment, we determined that there was an impairment of the franchise intangible assets. For the year ended December 31, 2008, we recorded non-cash intangible asset impairment charges of $45,800 ($26,796 after tax). The annual and interim impairment evaluations did not indicate any impairment of goodwill. Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K contains a more extensive discussion on the non-cash intangible asset impairment.

Operating Income (Loss)

In 2008, consolidated operating income (loss) decreased $35,490, to an operating loss of $10,851 from an operating income of $24,639 in 2007. Operating income (loss) as a percentage of revenue was (7.3)% in 2008, compared to 16.2% in 2007. The primary reason for the decrease in operating income was the non-cash intangible asset impairment in 2008, partially offset by the decrease in depreciation and amortization expense, goodwill impairment expense and other Systems Integration operating expenses.

Other Income (Expense)

Other income (expense) was a net expense of $9,368 in 2008, compared to a net expense of $6,686 in 2007. Interest expense decreased $2,616 to $12,312 in 2008, compared to $14,928 in 2007, as a result of reductions in debt and decreases in short-term interest rates. Other income decreased $5,301, to $2,944, in 2008 compared to $8,245 in 2007. In 2008, we recorded $2,904 of income from the termination of a lease guarantee as described below. Interest income on cash and temporary investments decreased approximately $392 in 2008 due to a decline in interest rates. A note receivable reserve increased $775 in 2008 as described below. In 2007, we recorded income of $588 from proceeds of a key-person life insurance policy, in excess of the cash surrender value, of which the Company was the named beneficiary. Other income in 2007 included $6,114 of interest income and principal repayments collected on the note received from the sale of assets of Conestoga Wireless, which was paid in full in the fourth quarter of 2007. In 2007, we recorded interest income of $242 on a note receivable for which we discontinued recognition of interest income in 2008 as described below.

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

We entered into an agreement on May 9, 2008 to restructure the terms of a note receivable, which we received as partial consideration for the sale of assets of the Voice Systems Business in September 2006. Based on the results of management’s assessment of the initial negotiations for a restructure of the note terms, we recorded a reserve of $125 on the note and interest receivable in the fourth quarter of 2007. As a result of subsequent negotiations of the restructured note terms, we recognized an additional reserve of $200 on the note receivable in the first quarter of 2008 based on the restructured terms of the note. Additionally, effective January 1, 2008, interest income on the note will only be recognized after the note principal balance is fully repaid. We have received the scheduled payments due on this note from the date of the restructured agreement through December 2008. However, we have not received the scheduled payments due on the note in January and February 2009. As a result, we had discussions with senior management of the asset purchaser and reviewed its unaudited financial statements for the year ended December 31, 2008 and their projected financial statements for fiscal year 2009. Based on this review, we updated our reserve calculations on the note receivable and concluded that the carrying value of the note was further impaired and recorded an additional non-cash impairment charge of $700 in the fourth quarter of 2008. We will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

Income Taxes

Federal and state income taxes were a benefit of $9,330 in 2008, compared to an expense of $7,249 in 2007. The effective income tax rate of 46.1% for 2008 is higher than the federal statutory rate by approximately 11.1%. State income taxes, net of federal tax benefits, resulted in a 10.3% increase in the effective tax rate.

The effective income tax rate of 40.4% for 2007 is higher than the federal statutory rate by approximately 5.4%. Of this percentage difference, approximately 7.8% was due to a permanent book to tax difference of $3,980 on the goodwill impairment. The permanent book to tax difference of $519 on the key-person life insurance gain provided a 1.0% reduction in the effective tax rate. The remaining difference was primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense.

Net Income (Loss)

The net loss was $10,954, or $0.76 per share, in 2008 compared to net income of $10,639, or $0.74 per share, in 2007. The primary reasons for the decrease in net income were the non-cash intangible asset impairment of $45,800 ($26,796 after tax) and a reduction in other income of $5,301, partially offset by decreases in depreciation and amortization expense of $4,766, interest expense of $2,616, income taxes of $16,579 and goodwill impairment expense of $5,158 ($4,671 after tax).

Overview of 2007 Compared to 2006

Operating Revenues

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

Operating Expenses

In 2007, consolidated operating expenses decreased $11,646, or 8.3%, to $127,910, from $139,556 in 2006. The primary reasons for the decrease were a reduction in Wireline directory expense of $9,550, primarily as the result of the new directory contract described below and the depreciation and amortization expense decrease in the Wireline segment of $3,566. The decrease in depreciation and amortization expense resulted primarily from a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone properties and certain fixed assets becoming fully depreciated in the first six months of 2007. All other Wireline operating expenses increased $1,301 and Systems Integration operating expenses decreased $133. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Operating Income

Consolidated operating income from continuing operations increased $2,127, to $24,639, for 2007, from $22,512 in 2006. Operating income as a percentage of revenue increased to 16.2% in 2007, compared to 13.9% in 2006.

Other Income (Expense)

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

Income Taxes

Federal and state income taxes were an expense of $7,249 in 2007 compared to the 2006 income tax expense of $3,465. The effective tax rate of 40.4% for 2007 was higher than the federal statutory rate by 5.4%. Of this percentage difference, approximately 7.8% was due to a permanent book to tax difference of $3,980 on the goodwill impairment. The permanent book to tax difference of $519 on the key-person life insurance gain provided a 1.0% reduction in the effective tax rate. The remaining difference was primarily due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense.

The effective tax rate of 29.4% for 2006 was lower than the federal statutory rate by 5.6%. Of this percentage difference, approximately 4.5% was due to the reversal of temporary book to tax differences providing deferred state income tax benefits with no corresponding current state income tax expense including the effect of the non-cash intangible asset impairment loss.

Discontinued Operations

The loss from discontinued operations of $1,508 was from our Voice Systems Business, which was sold in September 2006.

Net Income

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

Wireline Segment Results

Summary Operating Results

	2008	2007	2006
Revenues:
Local Telephone Service	$49,506	$48,976	$47,748
Network Access	41,393	45,288	47,566
Long Distance	20,282	20,804	21,494
Communication Services	25,746	23,337	19,493
Directory	4,380	5,211	15,500
Other	2,634	2,042	2,042

Total Revenues	143,941	145,658	153,843

Depreciation and Amortization	28,483	33,206	36,772
Intangible Asset Impairment	45,800	—	—
Other Operating Expenses	79,078	79,579	87,828

Total Operating Expenses	153,361	112,785	124,600

Operating Income (Loss)	$(9,420)	$32,873	$29,243

Operating Income (Loss) % of Revenues	(6.5)%	22.6%	19.0%

Customer Connections at December 31:
RLEC Access Lines A	119,102	124,600	129,848
CLEC Access Lines	46,436	46,002	43,720
DSL/High-Speed Internet	43,058	38,333	31,724
Dial-up Internet Subscribers	2,183	3,254	5,337
Video	8,487	7,986	7,437
Web-Hosting	982	1,009	951

Total	220,248	221,184	219,017

Revenues

Wireline segment revenues decreased $1,717, or 1.2%, in 2008 and $8,185, or 5.3%, in 2007. In 2008, local private network revenue increased $583 due to additional circuits in service. Other local exchange revenue increased $581 primarily due to additional custom calling feature revenue, mainly as a result of a July 1, 2007 price increase. Basic local telephone service revenue decreased $592 primarily for the decline in RLEC access lines, partially offset by the July 1, 2007 RLEC rate increases and growth in CLEC access lines. Network access revenue declined primarily due to lower NECA settlements of $2,121, lower subscriber line charges of $540 as a result of the decline in RLEC access lines and a revenue decrease of $1,333 primarily due to lower minutes of use, partially offset by a special network access revenue increase of $291 due to a higher average rate per circuit. The changes in routing of long distance calls described below resulted in an increase in network access revenue of approximately $755 for the first six months of 2008 compared to 2007 and contributed to a decrease in network access revenues of approximately $947 for the last six months of 2008 compared to the same period of the prior year. Long distance revenues decreased primarily due to a reduction in the average rate per minute of use. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $2,111 attributable to subscriber growth, co-location and web-hosting revenue of $366 and video revenue of $275, partially offset by a reduction in dial-up Internet revenue of $382. Directory revenue decreased primarily as the result of three of our four directories being published under the contract described below. Other revenue increased due to data cabling projects completed for customers and a reduction of estimated pole attachment revenues made in the third quarter of 2007 due to a decrease in rates.

The effect of the changes in NECA average schedule settlement formulas on the Wireline segment are more fully described in the section entitled Factors Affecting Future Results below. Revenues earned through the NECA settlement process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from the settlement pools differ from the amounts that we have recorded as accounts receivable or accrued liabilities on our balance sheets, we record the amount of such a reduction or increase as an adjustment to our earnings.

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. For the years ended December 31, 2008, 2007 and 2006, we recognized network access revenue of $6,877, $7,385 and $8,874, respectively, for universal service support. We also pay into the federal USF and the PA USF. For the years ended December 31, 2008, 2007 and 2006, the Company incurred communication service expense of $2,780, $2,725 and $2,529, respectively. We bill our customers a federal universal service charge to cover our universal service costs.

In early 2007, we began routing long distance calls that resulted in increased network access revenue and, to a lesser extent, network access expenses over comparable prior periods. These routing changes were implemented to transport long distance usage in the most cost effective manner. This change did not have a significant impact on the results of operations for the first six months of 2007 but increased operating margins on long distance toll revenue by approximately $150 per quarter beginning in the third quarter of 2007. In July 2008, we changed the routing of long distance calls in response to increases in wholesale interexchange carrier usage rates from our long distance provider. Beginning in July 2008, this routing change resulted in lower network access revenues and, to a lesser extent, network access expenses compared to comparable periods of the prior year, thus eliminating the increased operating margin of approximately $150 per quarter. See “Factors Affecting Future Results” below.

In 2007, local private network revenue increased $711 due to additional circuits in service. Other local exchange revenue increased $702 due primarily to additional custom calling feature revenue resulting primarily from a July 1, 2007 price increase. Basic local telephone revenue decreased $143 as a result of a decline in RLEC access lines partially offset by increases in CLEC access lines and the July 1, 2007 RLEC rate increases. Interstate network access revenue declined $2,315 due to lower NECA settlements of $2,774 partially offset by increases in the minutes of use and the average rate per minute of use. Intrastate network access revenue decreased $221 primarily due to one-time items recorded in 2006, including a customer billing adjustment of $352, a reversal of a $165 revenue reserve recorded in 2005 and a $224 reduction in revenue as a result of a billing error correction in the second quarter of 2006. Intrastate access revenue decreased due to lower rates from July 1, 2007 to November 15, 2007 compared to the same period of 2006, resulting from the PA PUC’s decision on July 11, 2007 disallowing the July 1, 2006 rate increase for billing periods subsequent to November 15, 2006. The decline was partially offset by the additional intrastate access revenue from higher minutes of use. Network access revenues also decreased approximately $402 due to lower subscriber line charges as a result of the decline in RLEC access lines. Special network access revenue increased $687 as a result of an increase in the average rate per circuit. Long distance toll revenues decreased $899 due to a reduction in the average rate per minute of use while long distance circuit revenue increased $210. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of $3,453 attributable to subscriber growth, additional video revenue of $311 due to additional subscribers and increased rates and an equipment rental revenue increase of $237 related to the increased DSL/high-speed Internet and video revenue, partially offset by a reduction in dial-up Internet revenue of $412. Directory revenue decreased primarily as the result of three of our four directories being published under the new contract described below.

Expenses

In 2008, depreciation and amortization expense decreased due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies and certain fixed assets becoming fully depreciated in the first nine months of 2007 and additional certain fixed assets becoming fully depreciated in 2008, partially offset by the depreciation expense on fixed assets placed in service in the current year. During 2008, we recognized non-cash intangible asset impairment charges of $45,800 as described above. Cost of goods sold and subcontractor expense increased $227 due mainly to the data cabling projects completed for customers, partially offset by a reduction in sales agent commissions. Marketing and advertising expense increased $294 primarily due to additional customer incentive and sponsorship expenses. Electric expense increased $214 due to usage increases, including co-location services provided to customers, as well as electric utility rate increases. Other operating taxes increased $181 primarily due to an increase in the gross receipts tax rate and a gross receipts tax audit assessment. Maintenance contract expense increased $176 primarily for digital electronic switching equipment. Regulatory fees increased $101 primarily due to a telecommunications relay service fee contribution rate increase. Human resource expenses increased $142 primarily from increased actuary fees. Wages increased $482 primarily as a result of increased sales wages and commissions and merit pay increases effective March 2008.

In 2008, employee benefits expenses decreased $720 partially as a result of recognizing the cumulative effect of a defined benefit pension plan actuarial valuation error which increased benefits expense by $424 in the third quarter of 2007 with no similar expense recorded in the third quarter of 2008. Benefits also decreased due to lower health insurance and pension expense. Directory expense decreased $348, primarily as the result of three of our four directories being published under the contract described below. Cost of services decreased $438 primarily due to settlements reached in 2008 with vendors on estimated amounts owed to them. Short-term incentive expenses decreased $633 due to the relative performance of our annual financial results compared to the incentive targets. Corporate overhead expenses decreased $328 primarily due to a decline in total corporate overhead expenses allocated to all business segments. The decrease in total corporate overhead expenses was due to lower accounting, finance and executive expense, partially offset by an increase in customer service expense.

In 2007, depreciation expense decreased approximately $1,906 due to a July 2007 revision in the estimated useful lives of certain fixed assets to update the composite depreciation rates for one of our regulated telephone companies and approximately $3,413 due to certain fixed assets becoming fully depreciated in the first six months of 2007, partially offset by the depreciation expense on fixed assets placed in service in the current year. Directory expense decreased $9,550 primarily as the result of three of our four directories being published under the new contract described below. Consulting fees decreased $366 primarily due to expenses incurred in the prior year for data conversion required in implementing new software to provide enhanced customer service and communication facility maintenance support. Leased communications facilities expense decreased $475 primarily due to a one-time vendor billing charge of $248 for fiber circuits in May 2006 and a reduction in pole attachment fees. Customer billing expenses decreased $650 as a result of vendor rate reductions that became effective January 1, 2007. Cost of services decreased $492 primarily due to a decline in costs realized from longer-term purchase agreements and billing credits from vendors, a decline in the number of CLEC customers served with facilities of other providers partially offset by an increase in video expenses due to increased programming costs and additional subscribers. Wages increased $157 primarily due to merit pay increases that became effective in March 2007 and 2006, partially offset by a reduction in personnel and overtime hours in the current year. Employee benefits increased $728 due to increased pension expense of $424 as a result of recognizing the cumulative effect of an error in the actuarial valuation of our defined benefit pension plan in the third quarter of 2007, and an increase in health insurance costs due to a reduction of our estimate of health insurance expenses recognized in the second quarter of 2006 related to the transition from a self-funded medical plan to one that is fully insured. Short-term incentive plan expenses increased $234 due to better performance compared to the incentive targets. Uncollectible expense increased $279 primarily as a result of a reduction in the accounts receivable reserve for our CLEC markets in 2006 and increased network access accounts receivable write-offs in 2007. Corporate overhead expenses increased $414 as a result of the increase in total corporate overhead expenses allocated to all business segments. Corporate overhead expenses also increased $438 as a result of the Wireline segment receiving a larger share of the allocation of corporate overhead expenses, which are allocated to each segment based on the average of segment revenues, expenses and certain balance sheet amounts. Network access expenses increased $676 due to increased minutes of use and the average rate per minute of use partially offset by a $119 reduction in accruals for estimated network access costs. Universal service fund expenses increased $196 due to an increase in contribution rates.

Factors Affecting Future Results

Local telephone service revenues are projected to grow moderately as additional private line and dedicated circuits are placed in service. While RLEC access lines are expected to decline, we anticipate growth in CLEC access lines in our existing markets. Our strategy to place more CLEC lines, both new and existing, on our own network is expected to increase the operating margin of those lines by eliminating the need for leasing more costly facilities from other local exchange carriers. Network access revenues are projected to decrease due to declining minutes of use and less favorable NECA settlements for average schedule companies. Long distance toll revenues are expected to decrease due to increased competition and tighter margins, as competitors, such as wireless carriers and VoIP providers, continue to offer unlimited minute pricing. Communication services revenues are projected to increase as customer demand for greater speed and bandwidth continues. We expect continued growth in DSL/High-speed Internet, video and co-location customers, while the users of dial-up access continue to decline. At the same time, we expect declines in directory revenues as described below.

The NECA average schedule settlement formulas, which were effective July 1, 2006 and July 1, 2007, included a two-year transition period for implementing the new calculations. We estimate that the total combined effect of the July 2007 and 2008 changes in NECA average schedule settlement formulas and other factors on consolidated network access revenues will be a reduction of approximately $600 during fiscal year 2009, based on management’s current estimates of access lines and minutes of use.

The PA PUC approved our request to increase certain local service rates effective July 1, 2008, in accordance with our 2008 Chapter 30 filing. The new monthly rates are designed to generate an increase in annual consolidated revenue of approximately $163. We estimate the July 1, 2008 rate change will increase consolidated revenue by approximately $77 in the first six months of 2009 compared to the same period of 2008. Actual revenue increases will be different from the estimated amounts to the extent that actual access lines differ from the historical data that we used in developing the July 1, 2008 rates.

In July 2008, we implemented changes in the routing of our long distance toll usage in response to increases in wholesale interexchange carrier usage rates from our long distance provider. The routing changes were implemented to transport our long distance usage in the most cost effective manner. Due to these routing changes, we estimate network access revenues could decrease approximately $1,100 and network access expenses could decrease approximately $800 resulting in a decrease in operating income of $300 in the first six months of 2009 as compared to the same period in 2008. We estimate the decrease in operating income would be greater than $300 for the first six months of 2009, if the routing changes were not implemented.

We entered into a three-year agreement for the publication of three of our four directories under which the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher beginning in the fourth quarter of 2006 for two of the directories and in the first quarter of 2007 for the third directory. As a result, our directory revenue will only be the annual fee paid to us for access to our customers. The annual contractual revenue declines moderately each year over the three-year period of the agreement, which ends in January 2010. Directory revenue is expected to decrease $284 in fiscal year 2009 compared to fiscal year 2008. Directory expense is not expected to decline any further in fiscal year 2009.

Depreciation and amortization expense is expected to decline approximately $1,200 in 2009 primarily due to certain fixed assets becoming fully depreciated in 2008, partially offset by depreciation expense on fixed assets placed in service in 2009.

In January 2009, we amended one of our pension plans to discontinue future benefit accruals to all active participants effective January 2010. As a result of the amendment, we expect pension expense to decline approximately $1,600 in 2009 compared to 2008, primarily due to a pension curtailment gain of approximately $1,000, which we will recognize in the first quarter of 2009 as a result of the amendment to the pension plan.

The Company has offered a one-time payment to all non-union employees who are or will be eligible for unreduced retirement benefits by December 31, 2009 and who elect to retire by a specified date. An eligible person must provide written notification to the Company as to his or her election to retire no later than March 31, 2009, in order to receive the payment. The Company estimates that, if all of the employees eligible for the payment elect to retire, it would incur one-time costs for the retirement payment of approximately $651 in 2009 and, if none of the employees are replaced, that wages and payroll related taxes would decline by approximately $1,213 in 2009 and approximately $2,611 on an annual basis thereafter. We currently do not know how many, if any, of the eligible participants will elect to retire; and we, therefore, are unable to determine the one-time costs associated with this offering or the potential ongoing annual savings that may result from the potential reduction in personnel.

Systems Integration Segment Results

Summary Operating Results

	2008	2007	2006
Revenues	$3,789	$5,384	$6,645

Depreciation and Amortization	155	272	714
Goodwill and Intangible Asset Impairments	—	5,158	1,892
Other Operating Expenses	3,758	7,339	10,296

Total Operating Expenses	3,913	12,769	12,902

Operating Loss	$(124)	$(7,385)	$(6,257)

Operating Loss % of Revenues	(3.3)%	(137.2)%	(94.2)%

Revenues

Systems Integration revenues decreased $1,595, or 29.6%, in 2008 and $1,261, or 19.0%, in 2007. In 2008, communications services revenue decreased $589 primarily due to the March 31, 2007 expiration of a contract with a retail services customer. The revenue from this customer in the three months ended March 31, 2007 was $797. Communication products sold decreased $1,006 primarily due to a decline in computer equipment sales.

In 2007, communications services revenue decreased $1,962 primarily due to the March 31, 2007 expiration of a contract with a retail services customer. Communication products sold increased $701 due to additional computer equipment sales.

Expenses

Operating expenses decreased $8,856, or 69.4%, in 2008 and $133, or 1.0%, in 2007. In 2008, depreciation and amortization decreased $117 due to equipment disposals as a result of the contract expiration mentioned above and goodwill impairment expense declined by $5,158. Labor, benefits, subcontractors and vehicle expenses decreased $1,276, $571, $274 and $138, respectively, due to the contract expiration and a reduction in number of employees. Costs of products sold decreased $914 in conjunction with the decline in computer equipment sold. Corporate overhead expenses decreased $206 as a result of the reduction in allocation of corporate overhead expenses to this segment. Rent expense decreased $71 due to reductions in leased office space. Short-term incentive plan expenses decreased $52 due to the relative performance of the financial results compared to the incentive targets.

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

Sale of Business

On September 29, 2006, we completed the sale of assets of the Voice Systems Business to eComm under an Asset Purchase Agreement dated September 13, 2006. The fair value of the sale consideration was $3,000 consisting of cash of $250 paid on the closing date, a promissory note for $2,500, with a fair value of $2,400, issued by eComm and a 10% equity interest in eComm, valued at $350, with a related put right. We recognized a $1,020 loss, net of taxes, on the sale. The financial results of the Voice Systems Business, prior to the sale, are reported as discontinued operations for all periods presented. The Voice Systems Business generally consisted of our TDM voice telephone equipment business, but did not include the professional data and information technology services, security, design and network monitoring operations of our Systems Integration segment. Notes 5 and 6 to the Consolidated Financial Statements in this Form 10-K contain more information regarding the sale and consideration received.

Factors Affecting Future Results

In the Systems Integration segment, we continue to focus on the promotion and sale of professional services, network management and managed services, which generally provides recurring revenue. We have aligned the segment’s core service of information technology solutions with the products and services that we offer to our Wireline customers. Our goal is a profitable Systems Integration segment, that will ultimately grow as new products and services are developed and deployed. We have modified our compensation plans to place more emphasis on the development of new business. We have attained Microsoft Gold Certified Partner status, which provides us with additional support and training from Microsoft. We continue to enhance our Cisco qualifications and certifications around core network infrastructure, architecture and design skills, which directly complement our Wireline products and services.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating expenses over the past three years have been immaterial. Management anticipates that this trend will continue in 2009. However, changes in market interest rates can have an impact on our results of operations due to our indebtedness of $186,130, of which $31,750 is variable rate debt, as of December 31, 2008.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	2008	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$39,687	$42,148	$37,754
Investing activities	(23,841)	(7,661)	(28,440)
Financing activities	(15,411)	(19,743)	(16,008)

Increase (decrease) in cash and cash equivalents	$435	$14,744	$(6,694)

The change in cash and cash equivalents decreased $14,309 to an increase in cash and cash equivalents of $435 for 2008 compared to an increase in cash and cash equivalents of $14,744 in 2007. The primary reasons for the $14,309 decrease were the net reinvestment of short-term investments of $7,746 in cash equivalents in 2007, a reduction in collections on notes receivable of $5,738, the decline in cash flow from operations of $2,461, an increase in payments for property, plant and equipment of $2,240, primarily due to cash payments made in 2008 for assets acquired in late 2007 and a reduction in life insurance proceeds of $1,000, partially offset by the reduction in payments on long-term debt of $5,245.

The primary reasons for the decrease in cash flow from operating activities during 2008 included a $1,401 increase in income tax payments made during the year compared to the same period of 2007, primarily as a result of a $1,800 tax payment in the first quarter of 2008 for the 2007 tax year and a $740 increase in contributions to our defined benefit pension plans as a result of accelerating a contribution to the plans originally scheduled for January 2009. In 2008, we paid refunds to carriers of $1,020 related to our July 1, 2006 network access rate increase that was rescinded by the PA PUC described above, compared to $858 in collections from carriers in 2007. In 2008, there was a net decrease in vendor trade payables of approximately $824 compared to a net increase in 2007 of approximately $615. In 2008, interest payments decreased $3,501 compared to the prior year.

The primary reasons for the increase in cash flows from operating activities in 2007 were a $2,880 reduction in income tax payments made during the period compared to the same period of 2006 as a result of a $3,100 tax payment in the first quarter of 2006 for the 2005 tax year and the increase in operating accounts payable in 2007 compared to decreases in operating accounts payable in 2006.

Net cash used in investing activities in 2008 was $23,841 and consisted primarily of $24,697 for capital expenditures, offset by proceeds from sales of fixed assets of $785 and $141 of principal collected on a note receivable. The increase in capital expenditures in 2008 compared to 2007 was primarily due to cash payments in 2008 for assets acquired in late 2007. The capital expenditures by major categories and the approximate dollars paid on each were:

•	$10,100 for communication network enhancements, including digital switching and circuit equipment and computer equipment and software to operate the network;

•	$6,800 for outside plant additions, including poles, cable and conduit systems; and

•	$4,200 for information technology systems.

Net cash used in investing activities in 2007 was $7,661 and consisted primarily of $22,457 for capital expenditures, purchase of short-term investments of $3,187 and acquisition of a customer list intangible asset of $606, offset by proceeds from sale of short-term investments of $10,933, receipt of life insurance proceeds of

$1,000 and $5,879 of principal collected on notes receivable. The decrease in capital expenditures in 2007 compared to 2006 was primarily due to assets acquired in 2007 but paid for in 2008. The capital expenditures by major categories and the approximate dollars paid on each were:

•	$7,800 for communication network enhancements, including digital switching and circuit equipment and computer equipment and software to operate the network;

•	$7,200 for outside plant additions, including poles, cable and conduit systems; and

•	$4,300 for information technology systems.

Net cash used in investing activities in 2006 was $28,440 and consisted primarily of $24,778 for capital expenditures, purchase of short-term investments of $16,123 and advances to affiliates of $390, offset by proceeds from sale of short-term investments of $8,377, repayments of advances to EuroTel of $1,035 and $2,875 of principal collected on the note receivable from the sale of the assets of Conestoga Wireless. The capital expenditures by major categories and the approximate dollars paid on each were:

•	$10,500 for communication network enhancements, including digital switching and circuit equipment and computer equipment and software to operate the network;

•	$6,600 for outside plant additions, including poles, cable and conduit systems; and

•	$5,900 for information technology systems.

Net cash used in financing activities in 2008 was $15,411, consisting primarily of payments on long-term debt of $7,821, including voluntary payments of $750, dividend payments of $6,947 and purchase of treasury stock of $798, offset by $118 received for new shares of common stock issued.

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

Our cash and cash equivalents were invested as follows at:

	December 31, 2008	February 28, 2009
Demand and one-month time deposits in a regional bank	$2,212	$1,161
U.S. Treasury obligation money market fund	13,972	12,979
Prime obligation money market fund	2,096	5,223

Total	$18,280	$19,363

At December 31, 2008, $1,615 of our investment in the prime obligation money market fund was covered by the United States Treasury Temporary Guarantee Program, which guarantees that shares invested as of September 19, 2008 will maintain a stable value of one dollar per share for a period ending April 30, 2009 which can be extended at the option of the Secretary of the Treasury. At December 31, 2008 and February 28, 2009, approximately $519 and $504, respectively, of our demand and one-month time deposits were covered by F.D.I.C. insurance.

External Sources of Capital at December 31, 2008

On September 19, 2006, we completed an amendment to our syndicated senior secured debt financing, consisting of a $25,000 Senior Secured Revolving Loan (“Revolving Loan”), a Senior Secured Term Loan A (“Term Loan A”) in the amount of $36,061, a Senior Secured Term Loan B (“Term Loan B”) in the amount of $144,689, and Secured Term Loans of $28,875. The amendment reduced the interest rates on the indebtedness, provided greater flexibility in the financial covenants, extended the scheduled amortization of principal, eliminated the $10,000 permanent reduction on the revolving line of credit previously scheduled for December 31, 2006 and eliminated the requirement to maintain interest rate protection with a weighted average life of at least two years on 50% of total variable rate indebtedness. We incurred a loss on early extinguishment of debt of $1,103, consisting of a non-cash write-off of $1,047 of unamortized debt issuance costs of the previous credit facility and the expensing of $56 of debt issuance costs related to the amended credit facility. We capitalized approximately $344 of debt issuance costs related to the amended credit facility, which will be amortized into interest expense over the life of the amended credit facility. On August 7, 2008, the annual limitation of $10,000 in dividend payments contained in our credit facility was amended to allow for stock repurchases as part of the $10,000 limitation.

The following table reflects the outstanding balances of the loans at December 31, 2008:

Term Loan A	$27,604
Term Loan B	136,146
Secured Term Loans	21,000

$184,750

The Revolving Loan is a $25,000 senior secured revolving credit facility maturing June 30, 2011. The Revolving Loan requires interest only payments at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio, or a one, two, three or six month LIBOR rate plus 1.50% to 2.00% depending on the Company’s leverage ratio. The Revolving Loan also requires a quarterly commitment fee of 0.25% on the unused portion. There were no borrowings on the Revolving Loan in 2008. Under the terms of the credit facility we are able to borrow up to $25,000 on the Revolving Loan as long as we are in compliance with the terms and conditions of the credit facility and as long as we remain in compliance with the financial covenant requirements contained in the credit facility, as described below, subsequent to borrowing under the revolver. As of December 31, 2008, $25,000 of the Revolving Loan was available for borrowing and the full amount can be borrowed without violating any of the financial covenants. Nine of the lenders in our bank group participate on a pro-rata basis in the Revolving Loan and their commitments range from approximately 5% to 30% of the $25,000. Even though we have no immediate plans to use the Revolving Loan, we recently confirmed with our lead lender that it is not aware of any lender participating in our Revolving Loan not being able to fund their respective percentages of the Revolving Loan. However, there can be no assurance that all lenders will continue to be able to fund their respective percentages of Revolving Loan in the future.

Term Loan A is a term note maturing June 30, 2011. Term Loan A bears interest at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio, or a one, two, three or six month LIBOR rate plus 1.50% to 2.00%, depending on the Company’s leverage ratio. Effective May 15, 2008, Term Loan A interest is payable at the U.S. prime rate plus 0.50% or a LIBOR rate plus 1.50%. At December 31, 2008, the average interest rate was 5.21%. Term Loan A requires quarterly principal payments of $500 through the first quarter of 2011 and one final principal payment in the second quarter of 2011.

Term Loan B is a term note maturing December 31, 2011. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75% or a one, two, three or six month LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. At December 31, 2008, the average interest rate was 5.96%. Term Loan B requires quarterly principal payments of $375 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment on December 31, 2011.

The Secured Term Loans bear interest at a fixed rate of 9.0% and require quarterly principal payments of $875 through the fourth quarter of 2014.

The following table reflects maturities of senior secured debt at December 31, 2008.

Year
2009	$7,000
2010	7,000
2011	160,250
2012	3,500
2013	3,500
Thereafter	3,500

$184,750

The amended credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, a limit of $10,000 in annual dividend payments and stock repurchases, and restrictions upon additional indebtedness, mergers, acquisitions, the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with the financial covenants outlined in the table below. Our credit facility does not require us to provide any additional collateral to our lenders if the credit rating agencies would downgrade our debt rating.

The following table reflects the financial covenant ratio requirements and the actual ratios at December 31, 2008.

Ratio	Requirement	Actual
Total Leverage Ratio = Indebtedness divided by Cash Flow	<3.50	2.93
Total Indebtedness to Total Capitalization Ratio	<60%	54.6%
Proforma Debt Service Coverage Ratio = Cash Flow divided by next year’s Debt Service	>1.75	4.26
Fixed Charge Coverage Ratio = Cash Flow divided by Fixed Charges	>1.05	1.90

We were in compliance with the financial covenant ratio requirements listed above at December 31, 2008. The non-cash intangible asset impairment incurred in 2008 and the increase in accumulated other comprehensive loss have contributed to increasing our Total Indebtedness to Total Capitalization Ratio, as defined by our credit facility, from 50.6% at December 31, 2007 to 54.6% at December 31, 2008. Excluding the effects of the impairment and the increase in accumulated other comprehensive loss, our Total Indebtedness to Total Capitalization Ratio would have been 48.8% at December 31, 2008. The intangible asset impairment charges did not have a material effect on the results of the cash flow covenant calculations required by our credit facility. The maximum Total Leverage Ratio covenant requirement in the September 19, 2006 credit facility declines to less than 3.25 after January 1, 2010.

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

Except for operating leases listed in the table of commitments below and interest rate swap agreements, the Company has no off-balance sheet:

•	obligation under a guarantee contract;

•	contingent interest in assets transferred to an unconsolidated entity;

•	obligation arising out of a variable interest in an unconsolidated entity held by the Company.

Commitments, Contingencies and Projected Uses of Capital

Our most significant commitments for 2009, other than for operations, include capital expenditures, payment of principal and interest on our outstanding debt, the payment of common stock dividends, when and if declared, and other contractual obligations and commitments which are presented below. On January 29, 2009, we declared a quarterly common stock dividend of $0.125 per share payable on March 15, 2009, to holders of record on March 2, 2009. We expect that this dividend will result in an aggregate payment of approximately $1,799. Our 2009 capital budget is approximately $18,000 compared to 2008 additions to property, plant and equipment of $22,522. We believe that we have adequate internal and external resources available to meet our ongoing operating, capital expenditure and debt service requirements. Our ability to satisfy these obligations is dependent upon our future performance, which will be affected by business, regulatory and other factors, many of which are beyond our control.

We estimate that we will contribute $14,300 to our pension plans in 2009 as noted in the table below, of which $10,000 will be contributed by March 31, 2009, using cash on hand as of December 31, 2008 and cash generated from operations in 2009. We estimate that contributions to the plans will be approximately $3,000 each year from 2010 through 2013 assuming that, among other things, plan asset investment returns are more consistent with our long-term rate of return assumptions. These estimates were developed during the fourth quarter of 2008 using funding assumptions made prior to December 31, 2008 and applying those assumptions to our 2008 valuation data. We are currently in the process of completing our 2009 valuation using plan assumptions at December 31, 2008 and expect to have an update to our estimated 2009 plan contributions by the end of the first quarter of 2009. This level of funding is primarily necessitated by the decline in market value of our pension plan assets during 2008. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. Following this amendment to the plan, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009.

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time and does not have a set expiration date. We expect to fund the stock repurchases with cash provided by operations. During the year ended December 31, 2008, we purchased 110,098 shares of treasury stock for $798. In January and February 2009, we purchased 56,324 additional shares of treasury stock for $389.

D&E had a guarantee agreement with Crown Castle International, Inc. (“Crown”) for lease obligations on wireless tower sites until its termination in the first quarter of 2008. The guarantee agreement and its termination is described in more detail in Note 11 to the Consolidated Financial Statements in this Form 10-K.

The following table sets forth our long-term contractual obligations and the periods in which payments are due:

Obligation	Payments Due by Period
	Total	2009	2010- 2011	2012-2013	Thereafter
Debt maturing within one year (a)	$7,000	$7,000	$—	$—	$—
Long-term debt	177,750	—	167,250	7,000	3,500
Interest expense	28,494	10,646	16,470	1,234	144
Operating leases	1,533	623	592	170	148
Capital lease obligation	2,034	168	336	336	1,194
Defined benefits plans (b)	26,000	14,300	6,100	5,600	—
Purchase commitments (c)	9,285	3,692	5,174	336	83

Total	$252,096	$36,429	$195,922	$14,676	$5,069

(a)	Scheduled principal payments consist of $2,000 on Term Loan A, $1,500 on Term Loan B and $3,500 on the secured fixed rate term loans.
(b)	The payments due represent estimated contributions to defined benefit plans in the next five years. Amounts that may be due thereafter are not determinable.
(c)	We have contract commitments to purchase third-party network circuits and equipment maintenance. These commitments represent the total gross payments due under contract.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts and notes receivable, asset depreciation, long-lived and indefinite lived assets, goodwill, retirement benefits, network access costs, income taxes and contingencies. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

Note 2 to the Consolidated Financial Statements in this Form 10-K provides a summary of all significant accounting policies that we follow in the preparation of our financial statements. We have identified the following critical accounting policies as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments.

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

We receive a portion of our interstate access revenues in our Wireline segment from settlement pools in which we participate with other telephone companies through NECA. These pools were established at the direction of the FCC and are funded by interstate access service revenues, which the FCC regulates. Revenues earned through this pooling process are initially recognized based on estimates and are subject to adjustments that may either increase or decrease the amount of interstate access revenues. If the actual amounts that we receive from or pay into the settlement pools differ from the amounts that we have recorded as accounts receivables or accrued liabilities on our balance sheets, we are required to record the amount of such a reduction or increase as an adjustment to our earnings. The Wireline Segment Results above include information on our annual changes in estimates.

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. The federal USF and the PA USF were established to support the cost of telecommunication operations in rural markets. Gross revenue from the PA USF is recognized by our RLECs based on a fixed minimum amount that could increase on an annual basis if access lines increased. Gross revenues from the federal USF are recognized by our RLECs based on discounts provided to residential customers and based on formulas calculated by NECA that use both access lines and minutes of use to determine costs permitted to be recovered by the fund. These formulas are updated by NECA annually and the discounted revenues, access lines and minutes are reported monthly by the Company to NECA for the period in which they were earned. Gross revenues from the federal USF are recognized by our CLEC based on access lines reported for the period in which they were earned. The Wireline Segment Results above include information on the amount of our USF revenue and expenses.

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

In addition, use of the composite group remaining life method requires that we periodically revise our depreciation rates. Such revisions are based on asset retirement activity and often require that we make related estimates and assumptions. If actual outcomes differ from our estimates and assumptions, we may be required to adjust depreciation and amortization expense, which could impact our earnings. We perform periodic studies to determine that the estimated useful lives are appropriate for calculating depreciation expense. During 2007, we revised the estimated useful lives of certain fixed assets to update composite rates for our regulated telephone property.

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

Impairment of Goodwill and Indefinite-Lived Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, by comparing carrying value to fair value. There is a two-step process for assessing goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step is to measure the amount of any impairment loss. We continually evaluate whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2008 and an interim evaluation as of December 31, 2008. The key factors that must be estimated to determine the fair value of goodwill and intangible assets include the estimated future cash flows, the estimated weighted average cost of capital, the estimated average long-term revenue growth rate, the appropriate control premium and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment, our market capitalization and current economic factors in our estimates of the expected future cash flows derived from such goodwill and intangibles. The implied fair value of our reporting units is affected by our stock price and market capitalization. Our estimate of the total enterprise fair value includes a control premium, which represents the substantial value that an acquirer could obtain from its ability to control the business and the related potential business synergies that could be realized.

The annual impairment evaluation in the second quarter of 2008 did not indicate any impairment of goodwill. However, a decline in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment indicated that there was an impairment of the franchise intangible assets. The reduction in the estimated future regulated cash flows was the result of management’s estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. Therefore, we recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax).

In the fourth quarter of 2008, we performed an interim impairment evaluation as of December 31, 2008 as a result of the recent decline in the economic environment, a decline in our stock price and market capitalization and recent updates to our estimates of the future regulated cash flows. In the fourth quarter of 2008, management lowered its estimated future regulated cash flows in the Wireline segment based on its most recent estimates of future network access revenue, local service revenue and access lines. The interim impairment evaluation did not indicate any impairment of goodwill. However, a decline in the estimated future regulated cash flows of the CEI RLECs in the Wireline segment from the estimates used in our 2008 annual impairment evaluation indicated that the estimated fair value of the franchise intangible assets was less than their carrying amount. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. The Company therefore recognized a non-cash intangible asset impairment charge of $19,600 ($11,468 after tax) in the fourth quarter of 2008 to reduce the carrying amount of these assets to their estimated fair value.

The critical assumptions as of December 31, 2008 that were used in estimating fair value of our franchise intangible assets for our 2008 interim impairment evaluation are as follows:

Assumption
Estimated average long-term franchise revenue growth rate(1)	(2.00)%
Franchise intangible discount rate(2)	9.75%

(1)	Represents the estimated average long-term franchise revenue growth rate beyond 2013.
(2)	The discount rate is based on the Company’s overall weighted average cost of capital. Factors inherent in determining this rate include the expected interest costs on debt, debt market conditions, the relative amounts of debt and equity capital, the risk-free rate of return, the incremental return that a market participant would expect to earn on equity capital and the level of risk inherent in franchise assets of this nature.

Note 8 to the Consolidated Financial Statements in this Form 10-K contains a more extensive discussion on the non-cash intangible asset impairments.

In the fourth quarter of 2007, we recognized a non-cash goodwill impairment charge of $5,158, which was the entire balance of goodwill of the Systems Integration segment. As a result of a change in strategic direction in the Systems Integration segment to focus on serving only core customers, management’s estimate of the future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill.

Significant judgment is required to determine the fair value of reporting units, the estimated future cash flows, the estimated weighted average cost of capital, the estimated long-term revenue growth rate and other assumptions. Changes in these estimates and assumptions in the future could have a significant impact on the fair value of the goodwill and intangible assets of the Wireline segment. If forecasts and assumptions used in the fair value assessment change in the future, significant impairment charges could result that might adversely affect the financial results of our Wireline segment.

The following table summarizes the approximate impact that a change in certain critical assumptions could have on the estimated fair value of our franchise intangible assets as of December 31, 2008 (the approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant):

Critical Assumptions	Change	Approximate Impact on the Franchise Intangible Asset Fair Value	Change	Approximate Impact on the Franchise Intangible Asset Fair Value
Estimated average long-term franchise revenue growth rate	(0.5)%	$(3,000)	0.5%	$3,000
Franchise intangible discount rate	(0.5)%	2,000	0.5%	(3,000)

Retirement Benefits

Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by a company. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized as an asset or liability in a company’s statement of financial position and the changes in that funded status to be recognized through other comprehensive income in the year in which the changes occur. Prior to the adoption of SFAS 158, we accounted for our retirement benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” Our estimates include assumptions regarding the discount rate to value the future obligation and the expected return on our plan assets. We use discount rates in line with current market interest rates on high quality fixed rate debt securities. Our return on assets is based on our current expectation of the long-term returns on assets held by the plan. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit costs that we incur. Our pension expense for 2008 would have increased approximately $125 if our assumed investment return were one quarter of a percent lower. The expense would have increased approximately $236 if our assumed discount rate were one quarter of a percent lower or decreased approximately $225 if our assumed discount rate were one quarter of a percent higher.

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

Recent Accounting Pronouncements

The effects of recently issued accounting pronouncements on the Company are discussed in Note 2 to the Consolidated Financial Statements in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks

Monetary amounts presented in the following discussion are in thousands.

Our cash flows and earnings are exposed to fluctuations in interest rates due to variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of December 31, 2008, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Secured Term Loans	$21,000	9.00%	$22,328
Senior Secured Term Loans (fixed to various dates between September 2009 and October 2010 with interest rate swaps)	132,000	6.04%	128,701

	153,000	6.45%	151,029
Subject to interest rate fluctuations:
Senior Secured Term Loans	31,750	4.95%	30,661

Total debt	$184,750	6.19%	$181,690

If interest rates rise above the rates of the variable debt, we could incur extra interest expense of $159 for each 50 basis points above the current rates. If rates were to decline, we would realize reductions in interest expense of approximately $159 for each 50 basis point decrease in rates.

We have interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. At December 31, 2008, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amounts	Pay Rate	Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	3.28%	$1,512
08/01/07 to 09/21/09	25,000	6.81%	3.28%	692
07/31/08 to 07/28/10	15,000	5.32%	5.27%	497
10/29/08 to 10/29/10	42,000	4.52%	5.26%	960

	$132,000			$3,661

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

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rules 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Based on an evaluation and assessment of internal controls over financial reporting, management has concluded that there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires D&E to include a report regarding the effectiveness of its internal control over financial reporting, in its Annual Report on Form 10-K for the year ending December 31, 2008. That report includes an assessment by D&E’s management of the design and operating effectiveness of its internal control over financial reporting as of the end of the fiscal year. To comply with the requirements of Section 404, the Company designed and implemented a comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise. Management’s report and assessment on the effectiveness of its internal control over financial reporting is included herein on page F-2.

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

Equity Compensation Plan Information

At December 31, 2008

Plan Category	(A) Number of securities issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	335,027	$10.77	1,913,629
Equity compensation plans not approved by security holders	—		—

Total	335,027	$10.77	1,913,629

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(b) Exhibits. See Index to Exhibits.

(c) Financial statement schedules of subsidiaries not consolidated and 50% or less owned. Not applicable.

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

Appendix 1 IntraLATA Telecommunications Services, effective January 1, 1986;

Appendix 2 Ancillary Services, effective January 1, 1986;

Appendix 5 Jointly Provided Feature Group A Compensation effective July 24, 1986; and

Appendix 7 Extended Area Service, effective October 1,1988.

10.3	Amendment No. 2 to the Telecommunications Services and Facilities Agreement between Verizon Pennsylvania, Inc. and Denver and Ephrata Telephone and Telegraph Company, effective June 22, 2008	Incorporated herein by reference from Exhibit 10.3 to D&E’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.4	IntraLATA Compensation Agreement between the Pennsylvania Non-Bell Telephone Companies and Denver and Ephrata Telephone and Telegraph Company, effective January 1, 1986; and Amendment to Telecommunications Services and Facilities Agreement and the IntraLATA Compensation Agreement, dated May 7, 1992	Incorporated herein by reference from Exhibit 10.4 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

Exhibit No.	Identification of Exhibit	Reference
10.5	Second Amendment to the IntraLATA Compensation Agreement between the Pennsylvania Independent Telephone Companies and Denver and Ephrata Telephone and Telephone Company, effective July 24, 2006	Incorporated herein by reference from Exhibit 10.4 to D&E’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.6	Agreement for the Distribution of Interstate Access Revenues between the National Exchange Carrier Association, Inc. and Denver and Ephrata Telephone and Telegraph Company, effective May 25, 1984	Incorporated herein by reference from Exhibit 10.6 to D&E’s Registration Statement on Form 10 filed by D&E on April 30, 1993.

10.7	Amended and Restated 1999 Long-Term Incentive Plan of D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.6 to the Current Report on Form 8-K filed by D&E on December 23, 2008.

10.8	Amended and Restated Stock Compensation Plan and Policy for Non-Employee Directors of D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on June 4, 2008.

10.9	Conestoga Enterprises, Inc. 1999 Stock Option Plan	Incorporated herein by reference to Exhibit 99.1 to D&E Registration Statement on Form S-8 filed by D&E on May 24, 2002.

10.10	2008 Long-Term Incentive Plan of D&E Communications, Inc.	Incorporated herein by reference from Exhibit A to D&E’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders filed March 27, 2008.

10.11	Third Amended and Restated Credit Agreement Dated as of September 19, 2006 by and among D&E Communications, Inc. as borrower and CoBank, ACB as Administrative Agent, a Lead Arranger and a Lender and other Lenders referred to therein	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on September 25, 2006.

10.12	Amendment to Section 3.5 of the Third Amended and Restated Credit Agreement dated as of September 19, 2006, amended as of August 7, 2008	Incorporated herein by reference from Exhibit 10.5 to D&E’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.13	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan	Incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by D&E on February 2, 2009.

10.14	Interconnection Agreement between D&E Systems, Inc. and Verizon North Inc., effective September 1, 2001.	Incorporated herein by reference from Exhibit 10.18 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No.	Identification of Exhibit	Reference
10.15	Interconnection Agreement between D&E Systems, Inc. and Verizon Pennsylvania, Inc., effective September 1, 2001.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.16	Amended and Restated Employment Agreement between D&E Communications, Inc. and James W. Morozzi dated December 17, 2008	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on December 23, 2008.

10.17	Amended and Restated Employment Agreement between D&E Communications, Inc. and Thomas E. Morell dated December 17, 2008	Incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by D&E on December 23, 2008.

10.18	Amended and Restated Employment Agreement between D&E Communications, Inc. and Albert H. Kramer dated December 17, 2008	Incorporated herein by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by D&E on December 23, 2008.

10.19	Release and Termination of Limited Guarantee Agreement between D&E Communications, Inc. and Crown Castle USA, Inc., successor to Mountain Union Telecom LLC, effective January 2, 2008.	Incorporated herein by reference from Exhibit 10.19 to D&E’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.20	Amended and Restated Non-Compete Agreement between D&E Communications, Inc. and Stuart L. Kirkwood dated December 17, 2008	Incorporated herein by reference from Exhibit 10.4 to the Current Report on Form 8-K filed by D&E on December 23, 2008.

10.21	Amended and Restated Non-Compete Agreement between D&E Communications, Inc. and Leonard J. Beurer dated December 17, 2008	Incorporated herein by reference from Exhibit 10.5 to the Current Report on Form 8-K filed by D&E on December 23, 2008.

10.22	Form of Performance Restricted Share Award Agreement under Amended and Restated 1999 Long-Term Incentive Plan of D&E Communications, Inc.	Incorporated herein by reference from Exhibit 10.7 to the Current Report on Form 8-K filed by D&E on December 23, 2008

10.23	Form of Amended and Restated D&E Communications, Inc. Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10.8 to the Current Report on Form 8-K filed by D&E on December 23, 2008

14.	Code of Ethics

14.1	Code of Business Conduct and Ethics	Incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by D&E on October 1, 2008.

Exhibit No.	Identification of Exhibit	Reference
21.	Subsidiaries of the Registrant.

21.1	Subsidiaries of D&E Communications, Inc.	Filed herewith.

23.	Consents.

23.1	Consent of PricewaterhouseCoopers LLP, Philadelphia, PA.	Filed herewith.

31.1	Certification of Chief Executive Officer.	Filed herewith.

31.2	Certification of Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer.	Filed herewith.

32.2	Certification of Chief Financial Officer.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2009

D&E COMMUNICATIONS, INC.

By:	/s/ HUGH G. COURTNEY
Hugh G. Courtney
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HUGH G. COURTNEY Hugh G. Courtney	Chairman of the Board	March 12, 2009

/s/ JAMES W. MOROZZI James W. Morozzi	President, Chief Executive Officer and Director (Principal executive officer)	March 12, 2009

/s/ THOMAS E. MORELL Thomas E. Morell	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal financial and accounting officer)	March 12, 2009

/s/ JOHN AMOS John Amos	Director	March 12, 2009

/s/ PAUL W. BRUBAKER Paul W. Brubaker	Director	March 12, 2009

/s/ FRANK M. COUGHLIN Frank M. Coughlin	Director	March 12, 2009

/s/ RONALD E. FRISBIE Ronald E. Frisbie	Director	March 12, 2009

/s/ JOHN C. LONG John C. Long	Director	March 12, 2009

/s/ G. WILLIAM RUHL G. William Ruhl	Director	March 12, 2009

Steven B. Silverman	Director	March 12, 2009

/s/ W. GARTH SPRECHER W. Garth Sprecher	Director	March 12, 2009

/s/ D. MARK THOMAS D. Mark Thomas	Director	March 12, 2009

/s/ RICHARD G. WEIDNER Richard G. Weidner	Director	March 12, 2009

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Management performed an assessment of the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of internal control over financial reporting and an evaluation of the design effectiveness of those controls. We also conducted testing on the design and operating effectiveness of our internal control over financial reporting. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2008, which is included herein. As stated in their report, PricewaterhouseCoopers LLP has also audited D&E’s consolidated financial statements included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

of D&E Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of shareholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of D&E Communications, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 12 and 17 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 and defined benefit pension and other postretirement plans as of December 31, 2006.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA

March 11, 2009

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
OPERATING REVENUES
Communication service revenues	$143,926	$146,631	$156,862
Communication products sold	2,429	3,046	2,252
Other	3,096	2,872	2,954

Total operating revenues	149,451	152,549	162,068

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	47,735	49,528	60,314
Cost of communication products sold	1,965	2,496	1,905
Depreciation and amortization	29,442	34,208	38,241
Marketing and customer services	14,142	13,910	13,458
General and administrative services	21,218	22,610	23,746
Goodwill and intangible asset impairments	45,800	5,158	1,892

Total operating expenses	160,302	127,910	139,556

Operating income (loss)	(10,851)	24,639	22,512

OTHER INCOME (EXPENSE)
Equity in net losses of affiliates	—	(3)	(180)
Interest expense	(12,312)	(14,928)	(15,274)
Loss on early extinguishment of debt	—	—	(1,103)
Gain on investments	—	—	1,035
Other, net	2,944	8,245	4,790

Total other income (expense)	(9,368)	(6,686)	(10,732)

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	(20,219)	17,953	11,780

INCOME TAXES AND DIVIDENDS ON UTILITY PREFERRED STOCK
Income taxes (benefit)	(9,330)	7,249	3,465
Dividends on utility preferred stock	65	65	65

Total income taxes (benefit) and dividends on utility preferred stock	(9,265)	7,314	3,530

Income (loss) from continuing operations	(10,954)	10,639	8,250
Discontinued operations:
Loss from operations of Voice Systems Business, net of income tax benefits of ($253)	—	—	(488)
Loss on sale of Voice Systems Business, net of income tax of $164	—	—	(1,020)

Loss from discontinued operations	—	—	(1,508)

NET INCOME (LOSS)	$(10,954)	$10,639	$6,742

Weighted average common shares outstanding (basic)	14,471	14,399	14,346
Weighted average common shares outstanding (diluted)	14,471	14,471	14,417

BASIC EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.76)	$0.74	$0.58
Loss from discontinued operations	—	—	(0.11)

Net income (loss) per common share	$(0.76)	$0.74	$0.47

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.76)	$0.74	$0.57
Loss from discontinued operations	—	—	(0.10)

Net income (loss) per common share	$(0.76)	$0.74	$0.47

Dividends per common share	$0.50	$0.50	$0.50

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,280	$17,845
Accounts and notes receivable, net of reserves of $466 and $500	13,086	14,688
Inventories-materials and supplies, lower of cost or market, at average cost	2,651	2,666
Prepaid expenses	9,367	2,887
Other	2,500	2,520

TOTAL CURRENT ASSETS	45,884	40,606

PROPERTY, PLANT AND EQUIPMENT
In service	417,209	396,659
Under construction	5,235	6,648

	422,444	403,307
Less accumulated depreciation	258,642	237,243

	163,802	166,064

OTHER ASSETS
Goodwill	138,441	137,623
Intangible assets, net of accumulated amortization	97,344	148,376
Other	7,449	8,512

	243,234	294,511

TOTAL ASSETS	$452,920	$501,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,076	$7,071
Accounts payable and accrued liabilities	10,690	17,188
Accrued taxes	543	1,093
Accrued interest and dividends	1,178	816
Advance billings, customer deposits and other	4,706	4,709
Derivative financial instruments	3,091	1,053

TOTAL CURRENT LIABILITIES	27,284	31,930

LONG-TERM DEBT	179,054	186,879

OTHER LIABILITIES
Deferred income taxes	50,071	70,977
Defined benefit plans	34,749	15,465
Other	5,181	6,610

	90,001	93,052

PREFERRED STOCK OF UTILITY SUBSIDIARY, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14 shares	1,446	1,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.16, authorized shares: 100,000; issued shares: 16,187 at December 31, 2008 and 16,092 at December 31, 2007; outstanding shares: 14,410 at December 31, 2008 and 14,425 at December 31, 2007	2,590	2,575
Additional paid-in capital	164,526	163,560
Accumulated other comprehensive income (loss)	(21,908)	(7,216)
Retained earnings	29,917	48,147
Treasury stock at cost, 1,777 shares at December 31, 2008 and 1,667 shares at December 31, 2007	(19,990)	(19,192)

	155,135	187,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,920	$501,181

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,954)	$10,639	$6,742
Add: Loss from discontinued operations	—	—	1,508

Income (loss) from continuing operations	(10,954)	10,639	8,250
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,442	34,208	38,241
Bad debt expense	731	693	592
Deferred income taxes	(10,761)	(3,500)	(3,870)
Gain on investments	—	—	(1,035)
Gain from cash recovery of note receivable	—	(5,500)	(2,875)
Gain from life insurance proceeds	—	(588)	—
(Gain) loss on retirement of property, plant and equipment	(141)	(134)	193
Goodwill and intangible asset impairments	45,800	5,158	1,892
Stock-based compensation expense	501	425	429
Termination of lease guarantee	(2,904)	—	—
Note receivable reserve	900	125	—
Loss on early extinguishment of debt	—	—	1,103
Changes in operating assets and liabilities:
Accounts receivable	870	656	1,364
Inventories	14	38	108
Prepaid expenses	(6,484)	422	4,955
Accounts payable and accrued liabilities	(3,413)	1,795	(5,382)
Accrued taxes and accrued interest	(187)	571	(3,476)
Advance billings, customer deposits and other	(3)	(170)	(5,555)
Defined benefits plans	(3,744)	(1,757)	3,015
Other, net	20	(933)	(195)

Net Cash Provided by Operating Activities from Continuing Operations	39,687	42,148	37,754

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,697)	(22,457)	(24,778)
Proceeds from sales of property, plant and equipment	785	777	564
Purchases of short-term investments	—	(3,187)	(16,123)
Proceeds from sales of short-term investments	—	10,933	8,377
Collection of notes receivable	141	5,879	2,875
Life insurance proceeds	—	1,000	—
Acquisition of intangible assets	(70)	(606)	—
Investment returns and repayments from affiliates, net of advances of $390	—	—	645

Net Cash Used in Investing Activities from Continuing Operations	(23,841)	(7,661)	(28,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(6,947)	(6,885)	(6,839)
Proceeds from long-term debt financing	—	—	180,750
Payment of debt issuance costs	—	—	(400)
Payments on long-term debt	(7,821)	(13,066)	(190,807)
Termination of interest rate swap agreements	—	—	1,064
Proceeds from issuance of common stock	118	205	224
Excess tax benefits from stock compensation plans	37	51	—
Purchase of treasury stock	(798)	(48)	—

Net Cash Used in Financing Activities from Continuing Operations	(15,411)	(19,743)	(16,008)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	435	14,744	(6,694)
CASH USED IN DISCONTINUED OPERATIONS
Cash used in operating activities of discontinued operations	—	—	(248)
Cash used in investing activities of discontinued operations	—	—	(282)

Net Cash Used in Discontinued Operations	—	—	(530)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	435	14,744	(7,224)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,845	3,101	10,325

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,280	$17,845	$3,101

See notes to consolidated financial statements.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
COMMON STOCK
Balance at beginning of year	16,092	$2,575	16,039	$2,567	15,985	$2,558
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans	95	15	45	7	54	9
Common stock issued for stock options exercised	—	—	8	1	—	—

Balance at end of year	16,187	2,590	16,092	2,575	16,039	2,567

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		163,560		162,533		161,447
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment and Stock Compensation Plan and Policy for Non-Employee Directors Plans		966		956		1,086
Common stock issued for stock options exercised		—		71		—

Balance at end of year		164,526		163,560		162,533

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(7,216)		(5,028)		(5,598)
Adjustment to initially apply SFAS 158, net of tax		—		—		(2,102)
Defined benefit plans, net of tax		(13,473)		(821)		2,787
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax		723		(283)		(394)
Unrealized gain (loss) on derivative financial instruments, net of tax		(1,942)		(1,084)		279

Balance at end of year		(21,908)		(7,216)		(5,028)

RETAINED EARNINGS
Balance at beginning of year		48,147		44,651		45,083
Adjustment to adopt FIN 48		—		92		—
Net income (loss)		(10,954)		10,639		6,742
Dividends on common stock: $.50 per share for each year		(7,276)		(7,235)		(7,174)

Balance at end of year		29,917		48,147		44,651

TREASURY STOCK
Balance at beginning of year	(1,667)	(19,192)	(1,663)	(19,144)	(1,663)	(19,144)
Treasury stock acquired	(110)	(798)	(4)	(48)	—	—

Balance at end of year	(1,777)	(19,990)	(1,667)	(19,192)	(1,663)	(19,144)

TOTAL SHAREHOLDERS’ EQUITY	14,410	$155,135	14,425	$187,874	14,376	$185,579

COMPREHENSIVE INCOME (LOSS)
Net income (loss)		$(10,954)		$10,639		$6,742
Defined benefit plans, net of income taxes of ($9,555), ($582) and $1,977		(13,473)		(821)		2,787
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of income taxes of $513, ($200) and ($279)		723		(283)		(394)
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($1,377), ($769) and $198		(1,942)		(1,084)		279

Total comprehensive income (loss)		$(25,646)		$8,451		$9,414

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

D&E business segments are Wireline, Systems Integration and Corporate and Other. Based on the similar nature of services and products, operating processes and service delivery methods, the RLEC, CLEC, Internet Services, cable television and video operations are managed as one reportable segment, “Wireline.” The Wireline segment provides its customers with a comprehensive package of communications services, including local and long distance telephone services, network access services, dedicated data circuits, and communication services, such as broadband and dial-up Internet access services, business continuity and co-location services, web-hosting services, directory, Voice over Internet Protocol (“VoIP”) services and, in certain of our markets, video services. The Systems Integration segment provides business customers with professional data and information technology services, network design, monitoring, security assessments and penetration tests and sells equipment used in providing these services. The Corporate and Other segment includes real estate leasing and related support services, Haywire™ computer support services, which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, and applications provided by our Jazzd™ Internet service provider which offers customers the convenience of using a web portal that showcases content and technologies like news, weather, shopping and music.

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

Regulatory Environment and Competition

D&E’s Wireline operations are subject to regulation at both the federal and state levels by the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PA PUC”). The passage of the Telecommunications Act of 1996 (“TA-96”) provided comprehensive changes to federal and state regulations that govern telecommunications. In 2004, the Governor of Pennsylvania signed into law new Chapter 30 regulations that impacted D&E’s RLECs. The passage of Act 183 in Pennsylvania provided options to promote faster broadband deployment in the state and modified the calculations of intrastate price cap regulation, allowing companies to generate increased revenue opportunities through higher intrastate non-competitive annual rate increases to fund network expenditures.

D&E files its own tariff rates with the PA PUC for such services as dial-tone and custom calling features. D&E is a member of the National Exchange Carrier Association (“NECA”) and participates in their pools for settlement of interstate access revenues.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis, in particular its interest rate swap derivatives. The partial adoption of SFAS 157 for these items did not have a material impact on the Company’s financial position, results of operations and cash flows. SFAS 157 for nonfinancial assets and nonfinancial liabilities is effective for the Company in January 2009. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s financial position, results of operations and cash flows. However, the full adoption of SFAS 157 will prospectively impact the fair value measurements used when evaluating goodwill, other intangible assets, and long-lived assets for impairment.

The fair value hierarchy established in SFAS 157 prioritizes the inputs to valuation techniques used in measuring fair value into three levels, as follows:

•	Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
•	Level 3: Unobservable inputs that represent an entity’s own assumptions based on items that market participants would consider in determining fair value.

The Company measures the fair value of its interest rate swap derivatives using Level 2 (significant other observable) inputs. See Note 14 for additional information on the fair value measurement of the interest rate swap derivatives.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The Company did not elect the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. In addition, SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require us to recognize changes to valuation allowances for acquired deferred tax assets and changes to unrecognized tax benefits related to acquired income tax uncertainties as adjustments to income tax expense, rather than as adjustments to goodwill. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial position, results of operations and cash flows, however, it may have an impact on the accounting treatment for any future business combinations. Additionally, the adoption of SFAS 141R will affect the Company’s accounting treatment for changes to its unrecognized tax benefits and any future changes will be recognized in income tax expense.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of operations. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company in January 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company in January 2009. Since SFAS 161 only affects disclosures, its adoption will have no impact on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 was effective on November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial position, results of operations and cash flows.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Wireline segment receives funding from the federal and state universal service funding support programs of the FCC and PA PUC. The federal Universal Service Support Fund (“USF”) and the Pennsylvania State Universal Service Fund (“PA USF”) were established to support the cost of telecommunication operations in rural markets. Gross revenue from the PA USF is recognized by the RLECs based on a fixed minimum amount that could increase on an annual basis if access lines increased. Gross revenues from the federal USF are recognized by the RLECs based on discounts provided to residential customers and based on formulas calculated by NECA that use both access lines and minutes of use to determine costs permitted to be recovered by the fund. These formulas are updated by NECA annually and the discounted revenues, access lines and minutes are reported monthly by the Company to NECA for the period in which they were earned. Gross revenues from the federal USF are recognized by the CLEC based on certain access lines reported for the period in which they were earned. For the years ended December 31, 2008, 2007 and 2006, D&E recognized network access revenue of $6,877, $7,385, and $8,874, respectively, for universal service support. The Company also pays into the federal USF and the PA USF. For the years ended December 31, 2008, 2007 and 2006, the Company recognized communication service expense of $2,780, $2,725 and $2,529, respectively. We bill our customers a federal universal service charge to cover our universal service costs.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments purchased with an original maturity of three months or less. The Company’s excess cash is invested in prime and U.S. Treasury obligation money market funds and one-month time deposits in a regional bank. Cash balances may exceed F.D.I.C. insured limits at times.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Investments

Short-term investments consisted of variable rate demand notes and auction rate securities with interest rate reset periods of less than or equal to 35 days. These investments were classified as available-for-sale securities. Realized gains and losses on these investments are reported in other income in the consolidated statement of operations. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income in the consolidated balance sheet. At December 31, 2008 and 2007, there were no short-term investments.

Reserve for Doubtful Accounts

The reserve for doubtful accounts reflects the Company’s best estimate of probable losses inherent in our accounts receivable determined based on historical experience, specific reserves for known doubtful accounts and other available evidence.

Prepaid Directory

Directory advertising revenues and costs are deferred and amortized over the 12-month period related to the directory publication. In the fourth quarter of 2006, D&E entered into a new three-year agreement for the publication of three of our four directories whereby the responsibility for publication and distribution of the directory and the related financial risks became the responsibility of the publisher. As a result, beginning in the fourth quarter of 2006, directory revenue for these three directories is only the annual fee paid to the Company for access to its customers. Prepaid directory advertising costs, included in prepaid expenses at December 31, 2008 and 2007, were $158 and $162, respectively. Deferred directory revenues, included in advance billings, customer deposits and other at December 31, 2008 and 2007, were $425 and $421, respectively.

Investments In and Advances To Affiliated Companies

Investments in and advances to unconsolidated affiliates consisted of the Company’s investment in EuroTel until its dissolution effective May 4, 2007. The investment was accounted for under the equity method of accounting. As of May 4, 2007, D&E had no investments in or advances to affiliated companies and will no longer recognize equity in net losses of affiliates in its statement of operations.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using a composite group remaining life method and straight-line composite rates for the regulated telephone property of the Wireline segment and the straight-line method of depreciation for other depreciable property. Use of the composite group remaining life method requires the periodic revision of estimated useful lives. Such revisions are based on fixed asset retirement activity, and often require related estimates and assumptions. The Company performs periodic studies to determine that the estimated useful lives of its fixed assets are appropriate for calculating depreciation expense. In July 2007, D&E revised the estimated useful lives of certain fixed assets to update its composite rates for certain regulated telephone property. A majority of the revisions were to increase the estimated lives of the assets. This change resulted in lower depreciation expense of approximately $1,906 ($1,239, or $0.09 per share, after tax) in the year ended December 31, 2007 and a further depreciation expense reduction in the year ended December 31, 2008 of approximately $1,906 ($1,239, or $0.09 per share, after tax) compared to the same periods of prior years. The estimated useful lives on the majority of property, plant and equipment are 5 to 60 years for buildings, 4 to 18 years for digital switching equipment, 6 to 62 years for outside plant facilities and 3 to 33 years for other equipment.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense as a percentage of average depreciable plant in service amounted to 6.0% in 2008, 7.5% in 2007 and 8.9% in 2006. The costs of maintenance and repairs are charged to operating expense.

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

Capitalized Interest

The cost of funds used to finance construction projects is reflected as part of the construction costs and a reduction of interest expense. Interest costs capitalized on assets were $201 for 2008, $175 for 2007 and $411 for 2006.

Intangible Assets

Intangible assets represent the estimated value of franchises, acquired customer bases and FCC licenses at the dates of acquisitions. Franchise and FCC license intangible assets are determined to have indefinite lives. The customer bases are amortized over their estimated useful lives of 8 to 15 years.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability is assessed based on future cash flows expected to result from the use of the asset, or group of assets, and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, or group of assets, an impairment loss is recognized. Any impairment loss, if indicated, would be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, or group of assets. In the second quarter of 2006, the Company recorded a non-cash charge for a Systems Integration intangible asset of $2,375 ($1,390 net of tax) for customer relationships of which $1,892 and $483 are reported in continuing and discontinued operations, respectively. There were no impairments of long-lived assets recognized in 2007 and 2008.

Impairment of Goodwill and Indefinite-Lived Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are no longer subject to amortization. Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by comparing carrying value to fair value. There is a two-step process for assessing goodwill. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value. If the results of the first step of the impairment testing indicate a potential impairment, the second step is to measure the amount of any impairment loss. In evaluating impairment, D&E estimates the sum of the expected future cash flows derived from such goodwill and indefinite-lived intangibles. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, the market price of our stock and other factors. D&E continually evaluates whether events and circumstances have occurred that indicate the remaining balances of goodwill and indefinite-lived intangibles may not be recoverable.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company completed its annual impairment evaluation as of April 30, 2008 and an interim evaluation as of December 31, 2008. The key factors that must be estimated to determine the fair value of intangible assets include the estimated future cash flows, the estimated weighted average cost of capital, the estimated average long-term revenue growth rate and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment, our market capitalization and current economic factors in our estimates of the expected future cash flows derived from such intangibles. The impairment evaluations completed during 2008 did not indicate any impairment of goodwill. However, a decline in the estimated future regulated cash flows of certain RLECs in the Wireline segment indicated that the estimated fair value of the franchise intangible assets was less than their carrying amount. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and the corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. In 2008, the Company recognized non-cash intangible asset impairment charges of $45,800 ($26,796 after tax) to reduce the carrying amount of the franchise intangible assets to their estimated fair value.

In the fourth quarter of 2007, the Company recognized a non-cash goodwill impairment charge of $5,158, which was the entire balance of goodwill of the Systems Integration segment, as a result of a change in strategic direction in the Systems Integration segment to focus on serving only core customers. An estimate of future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill in the segment. In April 2007 and 2006, the Company completed its annual impairment reviews and determined that no impairment charge was required.

Advertising

D&E expenses advertising costs as incurred. Advertising expense was $1,356 for 2008, $1,599 for 2007 and $1,579 for 2006.

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

Derivative Financial Instruments

D&E accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The Company’s derivative financial instruments consist of interest rate swap agreements that the Company utilizes to manage changes in interest rate payments on its variable rate debt obligations. These derivative financial instruments, which qualify as cash flow hedges, are reflected on the balance sheet at their fair value and changes in their fair value are reflected in Accumulated Other Comprehensive Income (Loss) and reclassified into interest expense as the underlying hedged variable rate interest payments are reflected in interest expense. The ineffective portion of the gain or loss on a derivative, if any, is recognized into earnings within other income or expense. No hedge ineffectiveness for existing derivative instruments has been recorded.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Other gains and losses excluded from net income in D&E’s financial statements include unrealized gains or losses on derivative financial instruments and adjustments for changes in the funded status and prior service costs (credits) of the Company’s defined benefit plans.

3. Cash Flow Information

Cash paid for income taxes and interest expense for the years ended December 31 was as follows:

	2008	2007	2006
Interest expense, net of amounts capitalized of $201, $175 and $411	$11,746	$15,247	$15,458
Income taxes, net of income tax refund of $432 in 2007	9,419	8,018	11,330

Noncash investing and financing activities for the years ended December 31 were as follows:

	2008	2007	2006
Capital expenditures included in accounts payable at year end	$617	$2,792	$1,048
Dividends reinvested in common stock	328	350	335
Assumption of capital lease obligation for use of equipment	—	—	1,573
Sale of assets in exchange for a note receivable	—	—	2,400
Sale of assets in exchange for a 10% equity investment in buyer	—	—	350

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

Summarized financial information for EuroTel is presented as follows:

2007
Years ended December 31:
Equity in loss of affiliate	$—
Net loss	(10)
At December 31:
Current assets	$—
Noncurrent assets	—
Current liabilities	—
Members’ equity (deficit)	—

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes for the investments in and advances to EuroTel and affiliates follows:

2007
Investment in EuroTel:
Beginning balance (deficit)	$(10,423)
Equity in income (losses)	(3)
Dissolution	10,426

Ending balance (deficit)	—

Advances to EuroTel and affiliates:
Beginning balance	10,437
Dissolution	(10,437)

Ending balance	—

Investments in and advances to affiliates	$—

5. Other Investments

Note Receivable from Keystone Wireless LLC

On January 14, 2003, Keystone Wireless LLC (“Keystone”) purchased all of the assets of Conestoga Wireless Company, a subsidiary of D&E. The Company received a $10,000 note receivable from Keystone in connection with such sale of assets. The note receivable was fully reserved on the Company’s balance sheet because the note receivable was from a highly leveraged entity, and the business sold had not generated positive cash flow prior to its sale. Thus, the Company recognized income upon collection of the principal and interest from Keystone. In November 2007, Keystone paid the remaining balance of the note in full. The Company recognized other income of $5,500 and $2,875 in the years ending December 31, 2007 and 2006, respectively, from the collection of note principal.

Note Receivable from eCommunications Systems Corporation

On September 29, 2006, eCommunications Systems Corporation (“eComm”) purchased assets from D&E as discussed in Note 6. The Company received a promissory note for $2,500, with a fair value of $2,400, from eComm in connection with the sale of assets. The promissory note is collateralized by a second priority security interest in the assets of eComm and the joint and several personal guarantees of the other individual shareholders of eComm. The original terms of the note receivable required interest only payments through December 31, 2006 and monthly principal payments of $76 plus interest beginning February 1, 2007 and continuing through October 2009. The note bore interest at the U.S. prime rate plus 1.75%, with a minimum interest rate of 7.5%.

The Company did not receive the scheduled principal and interest payments from eComm on the note receivable beginning July 1, 2007. At December 31, 2007, the principal balance of the note was $2,121, the unamortized fair value discount was $72 and principal payments of $455 were past due. Based on the results of management’s assessment of the initial negotiations for a restructure of the note terms, the Company recorded a reserve of $125 on the note and interest receivable in the fourth quarter of 2007. The Company finalized an agreement on May 9, 2008 to restructure the terms of the note receivable, which was received as partial consideration for the sale of assets in September 2006. As a result, the Company recognized an additional reserve

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $200 on the note receivable in the first quarter of 2008. Additionally, effective January 1, 2008, interest income on the note will only be recognized after the note principal balance is fully repaid. The Company has received the scheduled payments due on this note from the date of the restructured agreement through December 2008. However, the Company has not received the scheduled payments due on the note in January and February 2009. As a result, the Company had discussions with eComm’s senior management and reviewed eComm’s unaudited financial statements for the year ended December 31, 2008 and its projected financial statements for fiscal year 2009. Based on this review, the Company updated its reserve calculations on the note receivable and concluded that the carrying value of the note was further impaired and recorded an additional non-cash impairment charge of $700 in the fourth quarter of 2008. The Company will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

Monthly payments, including principal and interest at fixed rate of 7%, are due according to the terms of the May 2008 agreement as follows:

Year	Annual Amount
2009	$300
2010	360
2011	420
2012	480
2013	480
2014	740

The amount due in 2014 includes accrued and unpaid interest of $122 for the period from June 1, 2007 to December 31, 2007.

The carrying value of the note and unpaid interest receivable from eComm is reported net of fair value discounts and reserves in the consolidated balance sheets as follows at December 31:

	2008	2007
Accounts and notes receivable	$—	$317
Other long-term assets	1,027	1,752

	$1,027	$2,069

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

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the Voice Systems Business are reported as discontinued operations in accordance with SFAS 144. Summarized income statement information for the discontinued operations of the Voice Systems Business are as follows:

2006
Revenue	$6,998
Depreciation and amortization	397
Intangible asset impairment	483
Other operating expenses	6,859

Total operating expenses	7,739

Operating loss	(741)
Income tax (benefit)	(253)

Loss from discontinued operations, net of taxes	$(488)

The loss on the sale is calculated as follows:

Fair value of sale consideration	$3,000
Net assets sold	(3,730)
Sale costs	(126)

Loss on sale before income taxes	(856)
Income taxes	164

Loss on sale of Voice Systems Business, net of income taxes	$(1,020)

The effective tax rate of (19.2)% on the loss on sale of the Voice Systems Business was primarily due to a permanent tax difference of $1,265 from the goodwill included in the net assets sold.

7. Property, Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

	2008	2007
Land and buildings	$55,758	$54,827
Digital switching equipment	141,731	134,830
Outside plant facilities	148,001	142,082
Other equipment	71,719	64,920
Plant under construction	5,235	6,648

Total property, plant and equipment	422,444	403,307
Less accumulated depreciation	(258,642)	(237,243)

Property, plant and equipment, net	$163,802	$166,064

8. Goodwill and Intangible Assets

Goodwill and intangible assets are primarily the result of D&E’s May 24, 2002 acquisition of Conestoga Enterprises, Inc. (“CEI”), a neighboring rural local telephone company providing integrated communications services in markets throughout the eastern half of Pennsylvania including two rural local exchange carriers, Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company (“CEI RLECs”). The

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CEI RLECs are operating units included in the Wireline segment and provide communication services to customers in specific franchise areas.

The changes to goodwill in 2008 and 2007 are reflected in the following table:

	Wireline	Systems Integration	Total
Balance, January 1, 2007	$138,509	$5,158	$143,667
Impairment charge	—	(5,158)	(5,158)
Recognition of uncertain tax benefit (see Note 12)	(840)	—	(840)
Change in valuation allowance on deferred tax assets	(46)	—	(46)

Balance, December 31, 2007	137,623	—	137,623
Reversal of uncertain tax benefit (see Note 12)	840	—	840
Change in valuation allowance on deferred tax assets	(22)	—	(22)

Balance, December 31, 2008	$138,441	$—	$138,441

The valuation allowance on deferred tax assets was recognized in connection with the Conestoga acquisition. The impairment charge was a result of a change in strategic direction to focus on serving only core customers and an estimate of future cash flows based on the segment’s business plan indicated that there was an impairment of goodwill in the Systems Integration segment.

In 2008, the franchise intangible assets (“franchises”) decreased $45,800 due to non-cash impairment charges (see “2008 Annual Impairment Evaluation” and “2008 Interim Impairment Evaluation” below for more details). The franchises represent the value attributed to the rights of the CEI RLECs to operate as telecommunications carriers in their franchise areas as certified by the PA PUC and the economic advantage of having an established network infrastructure to provide wireline telecommunications services in the specific franchise area. Franchise value largely reflects the (i) reasonable expectation that as a current customer leaves, a new customer at the same address will likely take its place and (ii) as potential customers inhabit new construction within the RLEC’s franchise territory, there is a reasonable expectation that they will become customers of the RLEC. At the acquisition date, the Company recognized the franchises at their estimated fair value and, based on the aforementioned regulatory, competitive, and economic factors, determined that the franchise intangible assets had indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The franchise assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The FCC licenses are deemed to have an indefinite life as there is an observable market and perfunctory renewal provisions. In 2008, the Company acquired an additional FCC license for $70.

A customer relationship intangible asset with a carrying amount of $2,600 and accumulated amortization of $2,600 was retired in 2007 due to the termination of the contract with the customer. The Company acquired a customer relationship intangible asset in 2007 in the amount of $606. In 2006, management revised its forecast to lower the expected value of its customer relationships in the Systems Integration segment. Based on the results of management’s assessment, the Company recorded a non-cash intangible asset impairment charge of $2,375 for the customer relationships of the Systems Integration segment in the second quarter of 2006, of which $1,892 and $483 was reported in continuing and discontinued operations, respectively.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, by comparing carrying

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value to fair value. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and intangible assets. The Company considers the effects of competition, the regulatory environment and current economic factors in its estimates of the expected future cash flows derived from such intangibles. Such evaluations for impairment are significantly impacted by estimates of future cash flows, the market price of our stock and other factors. Significant judgment is required to determine the fair value, the estimated future cash flows, the estimated weighted average cost of capital, the estimated average long-term revenue growth rate, the appropriate control premium and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets. If forecasts and assumptions used in the fair value assessment change in the future, significant impairment charges could result.

2008 Annual Impairment Evaluation

The Company completed its annual impairment evaluation as of April 30, 2008. The annual impairment evaluation did not indicate an impairment of goodwill. However, a decline in the estimated future regulated cash flows of the CEI RLECs in the Wireline segment indicated that the estimated fair value of the franchise intangible assets was less than their carrying amount. The reduction in the estimated future regulated cash flows was the result of management’s estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. The Company therefore recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax) in the second quarter of 2008 to reduce the carrying amount of the franchise intangible assets to their estimated fair value.

2008 Interim Impairment Evaluation

The Company performed an interim impairment evaluation as of December 31, 2008 as a result of the recent decline in the economic environment, a decline in our stock price and market capitalization, and recent updates to our estimates of future regulated cash flows. In the fourth quarter of 2008, management lowered its estimated future regulated cash flows in the Wireline segment based on its most recent estimate of future network access revenue, local service revenue and access lines. The interim impairment evaluation did not indicate any impairment of goodwill. However, a decline in the estimated future regulated cash flows of the CEI RLECs in the Wireline segment from the estimates used in our 2008 annual impairment evaluation indicated that the estimated fair value of the franchise intangible assets was less than their carrying amount. The reduction in the estimated future regulated cash flows is the result of management’s most recent estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. The Company therefore recognized a non-cash intangible asset impairment charge of $19,600 ($11,468 after tax) in the fourth quarter of 2008 to reduce the carrying amount of the franchise intangible assets to their estimated fair value.

The critical assumptions as of December 31, 2008 that were used in estimating fair value of our franchise intangible assets for our 2008 interim impairment evaluation are as follows:

Assumption
Estimated average long-term franchise revenue growth rate(1)	(2.00)%
Franchise intangible discount rate(2)	9.75%

(1)	Represents the estimated average long-term franchise revenue growth rate beyond 2013.
(2)

The discount rate is based on the Company’s overall weighted average cost of capital. Factors inherent in determining this rate include the expected interest costs on debt, debt market conditions, the relative

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of debt and equity capital, the risk-free rate of return, the incremental return that a market participant would expect to earn on equity capital and the level of risk inherent in franchise assets of this nature.

Intangible assets and related accumulated amortization recorded on the Company’s balance sheets are as follows:

	2008	2007
Indefinite-lived intangibles:
Franchises	$59,000	$104,800
FCC licenses	898	828
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	72,006	72,006
Accumulated amortization and impairment charge	(34,560)	(29,258)

Net intangible assets	$97,344	$148,376

Aggregate amortization expense related to the finite-lived intangible assets for the years ended December 31, 2008, 2007 and 2006 was $5,302, $5,302 and $5,385, respectively.

Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2009	$5,302
2010	5,302
2011	5,302
2012	4,486
2013	3,902

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows at December 31:

	2008	2007
Trade payables	$5,535	$8,385
Accrued compensation	3,068	3,457
Other	2,087	5,346

Total accounts payable and accrued liabilities	$10,690	$17,188

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31, 2008 Average Interest Rate	Maturity	2008	2007
Senior Secured Term Loan A	5.21%	2011	$27,604	$29,737
Senior Secured Term Loan B	5.96%	2011	136,146	138,263
Secured Term Loans	9.00%	2014	21,000	24,500
Capital lease obligation		2021	1,380	1,450

			186,130	193,950
Less current maturities			7,076	7,071

Total long-term debt			$179,054	$186,879

The Senior Secured Term Loan A (“Term Loan A”) is a term note maturing June 30, 2011. Term Loan A bears interest at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio or a one, two, three or six-month LIBOR rate plus 1.50% to 2.00%, depending on the Company’s leverage ratio. Effective May 15, 2008, Term Loan A interest is payable at the U.S. prime rate plus 0.50% or a LIBOR rate plus 1.50%. The weighted average annual interest rate for 2008 was 5.11%. Term Loan A requires quarterly principal payments of $500 through the first quarter of 2011 and one final principal payment in the second quarter of 2011.

The Senior Secured Term Loan B (“Term Loan B”) is a term note maturing December 31, 2011. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75%, or a one, two, three or six-month LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. The weighted average annual interest rate for 2008 was 6.16%. Term Loan B requires quarterly principal payments of $375 through the fourth quarter of 2010, three quarterly principal payments of $34,875 in 2011 and a final principal payment on December 31, 2011.

The Secured Term Loans bear interest at a fixed rate of 9.0% and require quarterly principal payments of $875 through the fourth quarter of 2014.

The Company also has a $25,000 senior secured revolving credit facility (“Revolving Loan”) maturing June 30, 2011. The Revolving Loan requires interest only payments at either, at our option, the U.S. prime rate plus 0.50% to 1.00% depending on the Company’s leverage ratio, or a one, two, three or six-month LIBOR rate plus 1.50% to 2.00% depending on the Company’s leverage ratio. The Revolving Loan also requires a quarterly commitment fee of 0.25% on the unused portion. There were no borrowings on the Revolving Loan in 2008 or 2007.

During 2008, the Company made voluntary principal payments totaling $750, of which $133 and $617 were applied to Term Loan A and Term Loan B, respectively, according to the terms of the credit facility. During 2007, the Company made voluntary principal payments totaling $6,000, of which $2,243 was applied to Term Loan A and $3,757 was applied to Term Loan B according to the terms of the credit facility.

In September 2006, interest rate swap agreements were terminated, and the Company received a cash termination payment of $1,064, which is amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements. These agreements were due to mature between November 2008 and December 2009.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D&E’s indebtedness requires the Company to maintain compliance with certain financial and operational covenants. The most restrictive covenant is the total leverage ratio. The non-cash intangible asset impairment incurred in 2008 and the increase in accumulated other comprehensive loss have contributed to increasing our total indebtedness to total capitalization ratio, as defined by the credit facility, from 50.6% at December 31, 2007 to 54.6% at December 31, 2008. The Company is required by the credit facility to maintain a total indebtedness to total capitalization ratio of less than 60%. The intangible asset impairment did not have a material effect on the results of the cash flow covenant calculations required by the Company’s credit facility. The covenants include a limit of $10,000 in annual dividend payments and stock repurchases. At December 31, 2008, D&E was in compliance with all covenants. The loans are collateralized by D&E’s personal property, land and buildings, and the capital stock and guarantees of its subsidiaries.

The fair market value of long-term debt, excluding capital lease obligations, at December 31, 2008 was $181,690.

Maturities of long-term debt, excluding capital lease obligations, for each year ending December 31, 2009 through 2013 are as follows:

Year	Amount
2009	$7,000
2010	7,000
2011	160,250
2012	3,500
2013	3,500
Thereafter	3,500

In January 2006, D&E entered into a long-term capital lease obligation for the use of outside plant equipment in the amount of $1,573. Future minimum capital lease payments are as follows:

Year	Amount
2009	$168
2010	168
2011	168
2012	168
2013	168
Thereafter	1,194

Total minimum lease commitment	2,034
Less interest	654

Present value of minimum lease commitment	1,380
Less current maturities	76

Long-term obligation	$1,304

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

D&E leases buildings and other property under various operating lease agreements that expire between 2009 and 2027. Future minimum lease payments under operating leases are as follows:

Year	Amount
2009	$623
2010	380
2011	212
2012	122
2013	48
Thereafter	148

Total rent expense for the years ended December 31 was approximately $2,339 in 2008, $2,415 in 2007 and $3,034 in 2006.

D&E has long term liabilities recorded for compensation payments due to former employees. These agreements require future annual payments as listed below.

Year	Amount
2009	$57
2010	57
2011	57
2012	43
2013	21
Thereafter	21

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

D&E had a guarantee agreement (“Guarantee Agreement”) with subsidiaries of Crown for lease obligations on wireless tower sites until termination of the Guarantee Agreement in the first quarter of 2008. When D&E entered into the Asset Purchase Agreement with Keystone, under which Keystone was assigned the responsibility for the leases, Crown declined to release D&E from its guarantee. In the event of a default by Keystone, D&E continued to guarantee the wireless tower site lease payments, which covered a 10-year period beginning on the commencement date of the lease of each tower. As such, the guarantee was a continuing guarantee provided on an individual tower site basis. The lease payments started at $1.5 per site per month, with provision for an increase of 4% per year. The maximum potential amount of undiscounted future payments that D&E could have been required to make under the guarantee as of December 31, 2007 was $7,685. The majority of these tower site leases and the Company’s guarantee were scheduled to expire between 2011 and 2013. As of December 31, 2007, D&E had recorded a liability for the lease guarantees of $3,200. It has been the Company’s historic policy to recognize release from the risk of guarantees upon expiration or settlement of the guarantee.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12. Income Taxes

The provision for income taxes (benefit) consists of the following:

	2008	2007	2006
Current:
Federal	$1,371	$10,585	$7,937
State	60	164	34

	1,431	10,749	7,971

Deferred:
Federal	(7,493)	(3,062)	(3,725)
State	(3,268)	(438)	(870)

	(10,761)	(3,500)	(4,595)

Total income taxes (benefit)	(9,330)	7,249	3,376
Tax expense (benefit) from discontinued operations:
Current	—	—	636
Deferred	—	—	(725)

	—	—	(89)

Income taxes (benefit) from continuing operations	$(9,330)	$7,249	$3,465

The effective income tax rate on consolidated pre-tax earnings from continuing operations differs from the federal income tax statutory rate for the following reasons:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefits	10.3	(1.0)	(4.5)
Goodwill impairment	—	7.8	—
Other, net	0.8	(1.4)	(1.1)

Effective income tax rate	46.1%	40.4%	29.4%

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the net deferred income tax liability were as follows at December 31:

	2008	2007
Deferred tax liabilities:
Depreciation	$23,153	$19,154
Intangible assets	39,103	60,225

	62,256	79,379
Deferred tax assets:
Employee benefits	10,844	6,486
Net operating loss carryforwards	20,678	18,854
Other, net	2,990	3,291

	34,512	28,631
Valuation allowance	(20,678)	(18,854)

Net deferred tax assets (liabilities)	$(48,422)	$(69,602)

The components of the net deferred tax balances are as follows:

	2008	2007
Deferred income tax asset — current	$1,649	$1,375
Deferred income tax liability — non-current	(50,071)	(70,977)

Net deferred income tax assets (liabilities)	$(48,422)	$(69,602)

The net deferred taxes reported in the consolidated balance sheet are as follows:

	2008	2007
Current assets — other	$1,649	$1,375
Other liabilities — deferred income taxes	(50,071)	(70,977)

Approximately $318,436 of state net operating loss carryforwards remained at December 31, 2008. These carryforwards are due to the operations of D&E’s subsidiaries and will expire in the years 2009 through 2028. The benefit of these carryforwards is dependent on the taxable income of these subsidiaries during the carryforward period.

The Company has established a combined valuation allowance of $20,678 due to the uncertainty regarding the ability to utilize state net operating loss carryforwards. The increase in the valuation allowance in 2008 was the result of additional state net operating losses generated in 2008 that are not expected to be utilized. The amount of the deferred tax asset valuation could change if estimates of future taxable income during the carryforward period are revised.

Accounting for Uncertainty in Income Taxes

In January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Upon adoption, the Company recognized a $932 tax benefit, consisting of an $840 decrease in goodwill (related to an item in an acquired entity’s tax return in a year prior to the Conestoga acquisition) and a $92 increase in retained earnings. The increase in retained earnings consisted of the recognition of an interest receivable of $142 less taxes of $50. In 2008, the Company decreased its recognized tax benefits related to uncertain tax positions and as a result, increased goodwill by $840

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and income tax expense by $129, less taxes of $60. The recognized tax benefit pertained to a refund claim relating to an acquired entity’s 2001 amended tax return. As a result of discussions with third party advisors in the fourth quarter of 2008, the Company is no longer pursuing the refund claim.

The Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows:

	2008	2007
Unrecognized tax benefits at January 1	$2,520	$2,520
Additions based on tax positions of prior years	560	—
Reductions based on tax positions of prior years	(2,520)	—

Unrecognized tax benefits at December 31	$560	$2,520

The Company recognized $267 of accrued interest and penalties related to unrecognized tax benefits during 2008 as a component of income tax expense, for which $59 was paid by December 31, 2008. The Company recognized $30 of accrued interest and penalties related to unrecognized tax benefits during 2007 as a component of income tax expense, resulting in accrued interest income of $112 at December 31, 2007. The Company had $96 of interest expense accrued at December 31, 2008.

The Company may be subject to examination by the IRS for the 2005 through 2007 calendar years and may be subject to examination by state taxing authorities for calendar years 2003 through 2007.

13. Shareholders’ Equity

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) provides D&E’s eligible employees the opportunity to purchase shares of D&E’s common stock at a 5% discount from fair market value through payroll deductions. There are 157,097 shares of common stock reserved for issuance pursuant to the ESPP at December 31, 2008. The total number of shares purchased pursuant to the ESPP during 2008, 2007 and 2006 was 11,784, 8,131 and 12,561, respectively.

Dividend Reinvestment and Stock Purchase Plan

D&E offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to D&E’s shareholders. The DRP provides all shareholders of D&E’s common stock the opportunity to purchase additional shares of common stock by: 1) reinvesting all cash dividends paid on their shares of common stock; 2) making optional cash purchases of common stock, up to a maximum amount per quarter, while continuing to receive cash dividends; or 3) both reinvesting all cash dividends and making such optional cash purchases. There are 238,794 shares of common stock reserved for issuance pursuant to the DRP at December 31, 2008. The total number of shares purchased through the DRP during 2008, 2007 and 2006 was 34,548, 22,291 and 31,479, respectively. Shares for the DRP are purchased by participants at fair market value, which is defined as the closing sale price as reported by the NASDAQ Global Select Market on the day of the purchase.

2001 Stock Compensation Plan and Policy for Non-Employee Directors

Certain non-employee directors receive common stock in payment for their services as a director of the Company. There are 66,852 shares of common stock reserved for issuance pursuant to the plan at December 31, 2008. The total number of shares issued under this plan during 2008, 2007 and 2006 was 9,472, 4,865 and 6,235, respectively. On May 29, 2008, the Company amended and restated the plan to (i) allow non-employee directors

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to elect to receive shares of the Company’s common stock with a value equal to all or any fraction of any fees received as directors (ii) provide for elections to be made in a manner that complies with Rule 10b5-1 under the Securities Exchange Act of 1934 and (iii) make certain other amendments. Previously, the plan only permitted non-employee directors elected to the board prior to January 2, 2001 to receive shares of the Company’s common stock with a value equal to one-half of the annual retainer paid to such director for his or her service as a director of the Company. Non-employee directors elected to the board subsequent to January 2, 2001 were required to receive one-half of the annual retainer in shares of D&E common stock.

Long-Term Incentive and Stock Option Plans

There are 2,181,804 shares of D&E’s common stock reserved for issuance at December 31, 2008 under the 1999 Long-Term Incentive Plan of D&E Communications, Inc., the 2008 Long-Term Incentive Plan of D&E Communications, Inc. and the Conestoga Enterprises, Inc. 1999 Stock Option Plan. Shares issued and granted pursuant to these plans are more fully described in Note 16.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2008 and 2007, accumulated other comprehensive income (loss) consisted of the following items:

	2008	2007
Defined benefit retirement plans, net of tax	$(19,838)	$(6,365)
Unrealized loss on derivative financial instruments, net of tax	(2,070)	(851)

Total accumulated other comprehensive income (loss)	$(21,908)	$(7,216)

14. Financial Instruments

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. Cash and cash equivalents — The carrying amount approximates fair value because of the short maturity of these instruments.

b. Debt — At December 31, 2008, the fair value of long-term debt was estimated based on the current incremental borrowing rates of similar debt trading in the secondary markets. At December 31, 2007, the fair value of fixed rate long-term debt was estimated based on the Company’s current incremental borrowing rate for debt of the similar remaining maturities. The fair value of floating rate debt approximated carrying value since the debt had been repriced no less frequently than every three months during 2007.

c. Interest rate swaps — The fair value has been calculated by the counterparties using appropriate valuation methodologies.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of our financial instruments is as follows:

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$18,280	$18,280	$17,845	$17,845
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	21,000	22,328	24,500	26,084
Capital lease obligation	1,380	1,367	1,450	1,421
Variable rate long-term debt:
Term Loan A	27,604	26,610	29,737	29,737
Term Loan B	136,146	132,752	138,263	138,263
Interest rate swaps	3,661	3,661	1,844	1,844

Fair Value Measurements

The fair value of our financial instruments measured on a recurring basis was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
Interest rate swaps	$3,661	$—	$3,661	$—

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

At December 31, 2008 and 2007, the Company had interest rate swap agreements with a total notional amount of $132,000 and $75,000, respectively, with maturity dates ranging from September 2009 to October 2010. The Company recognizes all derivatives on the balance sheet at fair value. The Company measures the fair value of its interest rate swap derivatives on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of December 31, 2008 and 2007, the fair value of the derivatives was recorded as a liability of $3,661 and $1,844, respectively. Unrealized net losses of $3,661 ($2,142 net of tax) and $1,844 ($1,078 net of tax) at

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007, respectively, related to the interest rate swaps were included in Accumulated Other Comprehensive Income (Loss). No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS 133, as amended.

In September 2006, interest rate swap agreements with a notional amount of $75,000 were terminated. D&E received cash termination payments of $1,064, which will be amortized as a reduction of interest expense and accumulated other comprehensive income (loss) over the remainder of the original respective terms of the interest rate swap agreements. These agreements were due to mature between November 2008 and December 2009. During the years ending December 31, 2008, 2007 and 2006, the Company amortized $265 ($155 net of tax), $494 ($289 net of tax) and $182 ($106 net of tax), respectively, of the termination payments as a reduction of interest expense. At December 31, 2008 and 2007, Accumulated Other Comprehensive Income (Loss) included unrealized net gains on the terminated agreements of $124 ($72 net of tax) and $388 ($227 net of tax), respectively.

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables and interest rate swap agreements. Concentrations of credit risk with respect to trade receivables are primarily limited due to the large number of residential and business customers in D&E’s customer base. While D&E may be exposed to credit losses due to the nonperformance of the counterparty to the Company’s interest rate swap agreements, the Company considers the risk remote.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the years ended December 31,
	2008	2007	2006
Income (loss) from continuing operations	$(10,954)	$10,639	$8,250
Loss from discontinued operations	—	—	(1,508)

Net income (loss)	$(10,954)	$10,639	$6,742

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,471	14,399	14,346

Income (loss) from continuing operations	$(0.76)	$0.74	$0.58
Loss from discontinued operations	—	—	(0.11)

Net income (loss) per common share	$(0.76)	$0.74	$0.47

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,471	14,399	14,346
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	—	72	71

Adjusted weighted average shares outstanding (thousands)	14,471	14,471	14,417

Income (loss) from continuing operations	$(0.76)	$0.74	$0.57
Loss from discontinued operations	—	—	(0.10)

Net income (loss) per common share	$(0.76)	$0.74	$0.47

Options to purchase 205,736 and 55,104 shares as of December 31, 2008 and 2006, respectively, were not included in the computation of earnings per share assuming dilution because the exercise price of the option to purchase shares exceeded the average closing price of the Company’s common stock for the year and the effect on earnings per share would have been antidilutive. Additional options to purchase 129,291 shares as of December 31, 2008 were not included in the computation of earnings per share assuming dilution because D&E had a loss from continuing operations and, as such, diluted earnings per share in 2008 were equivalent to basic earnings per share. As of December 31, 2007, there were no options excluded from the computation of earnings per share assuming dilution because the exercise price of all outstanding options was below the average closing price of the Company’s common stock for the year.

16. Stock Compensation

The Company accounts for its stock compensation awards in accordance with SFAS 123R and its related implementation guidance. The Company recorded total stock-based compensation expense of $410, $355 and

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$367 in general and administrative services expense for the years ended December 31, 2008, 2007 and 2006, respectively. The related tax benefits for the years ended December 31, 2008, 2007 and 2006 were $170, $147 and $152, respectively.

The Company has D&E common stock reserved for issuance under the 1999 Long-Term Incentive Plan of D&E Communications, Inc., the 2008 Long-Term Incentive Plan of D&E Communications, Inc., the Conestoga Enterprises, Inc. 1999 Stock Option Plan and the 2001 Stock Compensation Plan and Policy for Non-Employee Directors. The per-share exercise price of a stock option may not be less than the fair market value of the underlying common stock on the date the option is granted. The fair value of share awards is based on the market price of the Company’s common stock on the grant date. There were a combined total of 2,248,656 shares of common stock reserved for issuance under the plans at December 31, 2008.

Stock Options

In the year ended December 31, 2008, the Company granted 67,675 stock options which will expire in 2018. In the year ended December 31, 2007, the Company granted 62,900 stock options which will expire in 2017. These options vest over a three-year period, with one-third vesting at each anniversary date in the three-year period. There were no stock options granted in 2006.

A summary of the stock option activity and related information for the years ended December 31 follows:

	2008		2007		2006
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding options at beginning of year	270,352	$10.60	221,405	$10.06	221,405	$10.06
Granted	67,675	11.48	62,900	12.51	—
Exercised	(500)	8.24	(7,953)	9.00	—
Cancelled	(2,500)	12.51	(6,000)	12.51	—

Outstanding options at end of year	335,027	$10.77	270,352	$10.60	221,405	$10.06

The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2007
Fair value of option	$3.48	$4.28
Dividend yield	4.41%	3.86%
Expected life	6 years	6 years
Expected volatility	45.0%	45.0%
Risk-free interest rate	3.03%	4.61%

The following table presents summarized information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Options Outstanding At December 31, 2008	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Options Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 8.24-$10.53	157,848	$8.67	1.8 years	157,848	$8.67
$11.48-$14.50	177,179	$12.64	6.9 years	73,237	$13.77

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no intrinsic value for stock options outstanding or exercisable as of December 31, 2008. The total intrinsic value of stock options exercised in 2008 and the tax benefits realized were less than $1. The total intrinsic value of stock options exercised in 2007 was $41. The fair value of stock options vesting in 2008 and 2007 was $78 and $11, respectively. There were no stock options vesting in 2006. The amount of cash received from the exercise of stock options in 2008 and 2007 was $4 and $72, respectively. The tax benefits realized from stock options exercised during 2007 was $14.

Compensation expense related to stock options in the year ended December 31, 2008 and 2007 was $141 and $88, respectively, and the related tax benefits were $58 and $37, respectively. There was no compensation expense related to stock option grants in the year ended December 31, 2006. As of December 31, 2008, there was $235 of total unrecognized compensation expense related to stock options which is expected to be recognized over the two-year period ended December 31, 2010.

Performance Restricted Shares

In the years ended December 31, 2008, 2007 and 2006, common shares in the amount of 31,195, 20,000 and 39,200, respectively, were granted under the 1999 Long-Term Incentive Plan as performance restricted shares with performance conditions. The service period for the grants is three years. D&E accrues compensation cost related to these performance restricted shares on a straight-line basis over the requisite service period based upon the probability that the conditions to receive these shares will be met.

Under the 1999 Long-Term Incentive Plan, a performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s attainment of a predetermined goal during a specified performance period. If the minimum goal or service period is not met, no performance restricted shares will be earned by the participant. If the performance goal and service period are fully achieved, 100% of the performance restricted shares will be earned by the participant. During the performance period, each performance restricted share is considered equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalents, which are reinvested in additional performance restricted shares. At the end of the vesting period, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares.

The shareholders of the Company approved the 2008 Long-Term Incentive Plan of D&E Communications, Inc. in April 2008. No awards have been granted under this plan as of December 31, 2008. Awards made under predecessor plans will continue to be outstanding in accordance with their terms, but no new awards shall be made under the predecessor long-term incentive plans.

Under the 2008 Long-Term Incentive Plan of D&E Communications, Inc., a performance restricted share of common stock entitles a participant to receive a target number of shares of common stock after a minimum vesting period based upon the Company’s meeting or exceeding certain predetermined performance goals over a specified performance period. If the minimum goal or service period is not met, no performance restricted shares will be earned by the participant. If the performance goal and service period are fully achieved, 100% of the performance restricted shares will be earned by the participant. During the performance period, each performance restricted share will be considered equal to one share of common stock for dividend and voting purposes and the participant shall be entitled to reinvested dividend equivalents.

Performance restricted shares granted under the 2008 Long-Term Incentive Plan of D&E Communications, Inc. are evidenced either by a common stock certificate issued in the name of the participant, which bear appropriate restrictive legends relating to the applicable performance restrictions and the performance period, or

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by book entry on the stock transfer records of the Company showing the issuance of said shares in the name of the participant and the performance and restrictions and performance period that apply. Certificates, if issued, are held in custody by the Company until the performance restricted shares are both earned and vested. Performance restricted shares that are earned during a specified performance period will continue to be restricted property, subject to the participant’s continued employment with the Company through the last day of such performance period, at which time the performance restricted shares that were earned will vest and become the unrestricted property of the participant.

The performance conditions related to the 2006 and 2007 performance restricted share awards were met as of December 31, 2007. The performance conditions related to the 2008 performance restricted share awards were not met as of December 31, 2008.

The fair value of performance restricted shares is determined based on the market value of the Company’s shares on the grant date. A summary of the performance restricted share award activity and related information for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008		2007		2006
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at beginning of year	51,667	$9.98	82,400	$8.87	43,400	$8.89
Granted	31,195	11.48	20,000	12.77	39,200	8.85
Vested	(31,500)	8.94	(39,689)	9.06	—
Forfeited	(2,500)	3.20	(11,044)	10.08	(200)	9.32

Non-vested at end of year	48,862	$11.95	51,667	$9.98	82,400	$8.87

As of December 31, 2008, there was $315 of total unrecognized compensation expense related to performance restricted shares. The unrecognized compensation expense is expected to be recognized over the period ended December 31, 2010. The total fair value of non-vested shares granted that was recognized as compensation expense during the years ended December 31, 2008, 2007 and 2006 was $270, $264 and $284, respectively. The related tax benefits for the years ended December 31, 2008, 2007 and 2006 were $112, $109 and $118, respectively.

Performance restricted shares of 31,500 plus dividend equivalents vested on December 31, 2008 and were converted to shares of common stock in January 2009. In 2007, the market condition performance goals for 7,500 performance restricted shares plus dividend equivalents were met and were converted to shares of common stock in July 2007. Performance restricted shares of 29,745 plus dividend equivalents vested on December 31, 2007 and were converted to shares of common stock in January 2008. The remaining 2,444 performance restricted shares that vested in 2007 plus dividend equivalents were converted to shares of common stock in January 2009 upon completion of the performance period. The total intrinsic value of the performance restricted shares converted to common stock in 2008 and 2007 was $122 and $66, respectively.

Fully Vested Shares

During the years ended December 31, 2008, 2007 and 2006, there were 255, 219 and 7,100 fully vested shares of common stock, respectively, issued to the employees and a non-employee director of the Company. The total fair value of fully vested shares issued during the years ended December 31, 2008, 2007 and 2006 was $3, $3 and $83, respectively, and the related tax benefits were $1, $1 and $35, respectively.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Stock Compensation Plan and Policy for Non-Employee Directors

The fair value of fully-vested shares of common stock issued to non-employee directors recognized as expense in 2008, 2007 and 2006 was $87, $70 and $62, respectively. The related tax benefits for 2008, 2007 and 2006 were $36, $29 and $26, respectively.

17. Employee Benefit Plans

Employees’ Retirement Plan and Postretirement Health Care Benefits

D&E’s pension plans are noncontributory defined benefit plans computed on an actuarial basis covering all eligible employees. The plan provides benefits based on specific retirement factors, years of service and the employee’s final average pensionable compensation at retirement. Accrued benefits are vested after five years of participation in the plan. The Company sponsors two pension plans: the D&E Communications, Inc. Employees’ Retirement Plan (“Non-Union Retirement Plan”) and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671.

On January 29, 2009, the Company approved an amendment to the Non-Union Retirement Plan which will discontinue future benefit accruals to all active participants effective January 1, 2010. Following this amendment to the Non-Union Retirement Plan, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009. As a result of this amendment, the Company expects to recognize a curtailment gain of approximately $1,000 in the first quarter of 2009.

During the second quarter of 2007, the Company amended the Non-Union Retirement Plan to exclude from membership any non-union employees hired on or after July 1, 2007. This change had no effect on pension expense for the 2007 and 2008 fiscal years, as the plan requires one year of service before new employees become eligible to participate. Beginning in 2009, the Company expects to realize a modest reduction in pension expense as a result of the plan being closed to non-union employees hired on or after July 1, 2007, assuming other factors used to determine pension expense remain constant in future years.

At the same time and in connection with the amendment to close the Non-Union Retirement Plan to non-union employees hired on or after July 1, 2007, the Company amended the D&E Communications, Inc. Employees’ 401(k) Savings Plan. Under this amendment, non-union employees hired on or after July 1, 2007 have the opportunity to receive, based on the amount of contributions that they make to the plan, Company matching contributions in an amount that is up to two percent greater than the Company matching contributions that non-union employees who were hired before July 1, 2007 have the opportunity to receive.

On August 3, 2006, the Company approved a reduction in the future benefit accruals for certain employees under the Non-Union Retirement Plan. Following a comprehensive evaluation of the plan, the Company decided to maintain a single formula for service after October 1, 2006. Under this formula, all eligible participants of the Non-Union Retirement Plan will receive 1.1% of their final average compensation for each year of service rendered beginning on October 1, 2006. In addition, as of April 1, 2007, there was a change to the definition of pensionable compensation under the Non-Union Retirement Plan to include only base pay and a limited amount of commissions for a select group of participants so that their pensionable compensation is comparable to their peers. As a result of these changes, the expense for 2006 was reduced by approximately $200.

On September 29, 2006, the Company sold its Voice Systems Business. As a result of this sale and a related workforce reduction of 53 employees, the Non-Union Retirement Plan experienced a curtailment in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and for Termination Benefits.” Based on a discount rate of 6% and the September 30, 2006 asset values, the Company recorded two adjustments as of September 30, 2006. These adjustments were a curtailment credit in the amount of $116, which reduced the Company’s pension liability, and a reduction to the Company’s Accumulated Other Comprehensive Income (Loss) in the amount of $1,802. As a result of the sale and based on the September 30, 2006 assets and discount rate, the expense for the remainder of 2006 was reduced by $157.

D&E also provides certain basic health care benefits to eligible individuals who retired under the Non-Union Retirement Plan between the period of December 31, 1972 and July 1, 1992. Effective July 1, 1992, retiree health care benefits were discontinued for active employees participating in the Non-Union Retirement Plan. Through December 31, 2005, these benefits were provided by the Employee Benefit Plan Trust, a self-insured plan, and by individual policies from an insurance company. Beginning January 1, 2006, all applicable benefits are provided by individual policies from an insurance company.

D&E also provides an opportunity for grandfathered retiring members of the former Buffalo Valley Pension Plan and the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 to purchase health care benefits under the Company’s fully-insured plan by paying 100% of the applicable premiums if they elect to continue their coverage at retirement. In addition, D&E provides an opportunity for grandfathered retiring members of the former Conestoga Telephone & Telegraph Company Pension Plan to purchase health care benefits under the Company’s fully-insured plan. The Company pays 50% of the premium for members of this former Plan who elect to continue coverage at retirement.

The applicable annual accruals, representing the estimated cost of providing the above health care benefits to current and future retirees and long-term care expense reimbursements to two retired senior executives, are determined on an actuarial basis. The accrued postretirement benefit liability of $2,023 is included in other current and long-term liabilities in the accompanying consolidated balance sheets.

During the third quarter of 2007, management concluded that an actuarial valuation miscalculation used to estimate the Company’s pension expense resulted in an understatement of pension expense, understatement of pension liability and overstatement of accumulated other comprehensive income (loss) in fiscal years 2006 and 2005. In 2006 and 2005, pension expense was understated by $374 and $189, respectively. In the six months ended June 30, 2007, pension expense was overstated by $26. The cumulative effect of the misstatement increased operating expense by $537 ($315, or $0.02 per share, after tax) in the quarter ended September 30, 2007, increased other liabilities by $2,347 as of September 30, 2007 and decreased accumulated other comprehensive income (loss) by $1,025, net of tax, as of September 30, 2007. The Company concluded that the amount of the misstatement was not material to the financial statements of any previous period, the net income for the year ended December 31, 2007 or a trend of earnings. Accordingly, the cumulative effect of the misstatement has been recognized as an increase in operating expense in the statement of operations for the year ended December 31, 2007, and an increase in other liabilities and decrease in other comprehensive income (loss) in the balance sheet as of December 31, 2007. The effect of the misstatement on specific operating expense line items was to increase communication service expenses $272, marketing and customer services $142 and general and administrative services $123 for the year ended December 31, 2007.

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

	Before Applying SFAS 158	Additional Minimum Pension Liability	SFAS 158 Adjustment	After Applying SFAS 158
Prepaid expenses	$3,475	$—	$(165)	$3,310
Total assets	510,739	—	(165)	510,574
Accounts payable and accrued liabilities	13,417	—	237	13,654
Deferred income taxes	74,364	1,977	(1,492)	74,849
Other liabilities	23,378	(4,764)	3,192	21,806
Total liabilities	324,399	(2,787)	1,937	323,549
Accumulated other comprehensive income (loss), net of tax	(5,713)	2,787	(2,102)	(5,028)
Total shareholders’ equity	184,894	2,787	(2,102)	185,579

The obligations and funded status of the plans are as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$68,934	$64,254	$2,537	$2,905
Service cost	1,560	1,658	2	2
Interest cost	4,245	4,205	151	184
Actuarial loss (gain)	2,750	4,468	(225)	(308)
Changes in assumptions	(834)	(2,022)	—	—
Benefits paid	(3,890)	(3,629)	(199)	(246)

Projected benefit obligation at end of year	$72,765	$68,934	$2,266	$2,537

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in Plan Assets:
Fair value of assets at beginning of year	$55,462	$50,679	$380	$423
Actual return (loss) on plan assets	(18,010)	2,851	(78)	20
Employer contributions	6,301	5,561	140	183
Benefits paid	(3,890)	(3,629)	(199)	(246)

Fair value of plan assets at end of year	$39,863	$55,462	$243	$380

Funded status at end of year	$(32,902)	$(13,472)	$(2,023)	$(2,157)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheet as of December 31, consist of:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Current liabilities	$—	$—	$(176)	$(164)
Noncurrent liabilities	(32,902)	(13,472)	(1,847)	(1,993)

Net amount recognized in consolidated balance sheet.	$(32,902)	$(13,472)	$(2,023)	$(2,157)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Net actuarial loss	$35,488	$12,570	$914	$1,097
Prior service cost (credit)	(982)	(1,114)	(1,512)	(1,674)

Total amount recognized (before tax effects)	$34,506	$11,456	$(598)	$(577)

The accumulated benefit obligation for all defined benefit plans was $68,959 and $64,060 at December 31, 2008 and 2007.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2008	2007	2006
Projected benefit obligation	$72,765	$68,934	$53,022
Accumulated benefit obligation	68,959	64,060	50,437
Fair value of plan assets	39,863	55,462	40,616

The costs for the Company’s pension plans and postretirement benefits consisted of the following components:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$1,560	$1,658	$2,115	$2	$2	$6
Interest cost	4,245	4,205	3,700	151	184	157
Expected return on assets	(4,243)	(3,677)	(3,348)	(30)	(33)	(29)
Amortization of prior service cost	(132)	(144)	(94)	(162)	(162)	(162)
Special termination benefit	—	—	—	—	—	117
Actuarial loss	1,251	1,762	1,325	66	118	80
Actuarial (gain) due to curtailment	—	—	(116)	—	—	—

Total net periodic benefit cost	$2,681	$3,804	$3,582	$27	$109	$169

The amounts expected to be recognized in the net periodic cost in 2009 are as follows:

	Pension Benefits	Postretirement Benefits
(Gain)/loss recognition	$1,687	$48
Prior service cost recognition	(132)	(162)

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key pension and postretirement assumptions

The Company reviews the appropriateness of the assumptions used to develop the pension and postretirement obligations on a regular basis. Management develops each assumption using relevant company experience and market-related data to ensure that each assumption is individually reasonable. In addition to company experience and market-related data, management takes into consideration any recent plan amendments (e.g., the change in compensation definition effective April 1, 2007) or investment strategy changes, which may have an impact on these assumptions. The Company enlists the services of its plan actuaries, who have developed an interest rate yield curve to assist their clients in evaluating discount rates. Under this approach, the Company’s projected benefit cash flows are analyzed using four distinctive yield curves (two actuary curves and two Citigroup curves) in order to develop a single-point discount rate that matches the plans’ characteristics. The Company also enlists the services of its investment advisor, who helps to determine the long-term expected return on plan assets assumption by identifying and estimating structural relationships among market elements such as inflation, real gross domestic product growth, personal consumption expenditures, federal funds target rate, S&P 500 dividend yield, treasury and corporate yield curves, economic output and monetary policy. These assumptions are updated semi-annually and reviewed by the Company each year when estimating long-term returns on plan assets.

Based on the approaches outlined above, the Company decreased its rate of compensation increase assumption for pension benefits from 3.5% to 3.0% and increased its discount rate assumption for postretirement benefits from 6.00% to 6.25% as of December 31, 2008.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.25%	6.25%	6.25%	6.00%
Rates of compensation increase	3.00%	3.50%	N/A	N/A

The weighted-average assumptions used to determine net cost for the years ended December 31 follow:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.25%	6.00%	6.00%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	8.75%
Rate of compensation increase	3.50%	3.50%	N/A	N/A

The assumed health care cost trend rates at December 31 follow:

	2008	2007	2006
Health care cost trend rate assumed for next year	7.00%-10.50%	8.00%-10.00%	9.00%-12.00%
Rate to which the cost trend rate is assumed to decline	5.00%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2016-2019	2011-2013	2011-2013

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$9	$(8)
Effect on postretirement benefit obligation	123	(112)

Plan Assets

D&E’s retirement plan investment strategy is to invest approximately 65% of the plan assets in the equity market and 35% in the fixed income market. In accordance with the Company’s investment policy statement (“IPS”) for its pension plans, the investment advisor reviews the investment performance of the pension assets with the Company’s Benefits Committee several times per year, and investment reallocations or other changes are recommended by the investment advisor and approved by the Benefits Committee when appropriate. As outlined in the IPS, the investment advisor is also responsible for the ongoing monitoring and rebalancing of the Company’s pension assets in order to maintain the target asset allocations defined by the Company’s asset allocation certificates. Rebalancing back to target allocations is performed on a monthly basis if market movement impacts the plan asset allocation levels by more than 2%. In extreme circumstances, monthly rebalancing procedures may be adjusted after discussion between the investment advisor and the Benefits Committee. The Company’s IPS for its pension plans clearly defines the types of investments and permissible allocation ranges by asset category. In the pension and other postretirement benefit plan asset tables below, equity securities include U.S. large, U.S. small capitalization and developed international securities. Debt securities include U.S. Treasury obligations, corporate bonds and mortgage-backed securities.

The Company’s pension plan asset fair values and weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	2008		2007
	Value	Allocation	Value	Allocation
Asset Category:
Equity securities	$26,072	66%	$35,933	65%
Debt securities	12,724	32%	16,901	31%
Debt/equity blend securities	772	2%	2,345	4%
Cash and cash equivalents	1	—	1	—

	39,569	100%	55,180	100%

Receivable from investments sold at December 31	294		282

Total	$39,863		$55,462

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other postretirement benefit plan asset fair values and weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	2008		2007
	Value	Allocation	Value	Allocation
Asset Category:
Equity securities	$113	47%	$184	48%
Debt securities	130	53%	196	52%

Total	$243	100%	$380	100%

D&E estimates that it will contribute $14,300 to its pension plans and $0 to its other postretirement benefit plan in 2009. Funding requirements for future years are uncertain and will significantly depend on whether management, upon review with the plan’s actuary, changes any assumptions used to calculate plan funding levels, the actual return on plan assets, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.

The estimated future benefit payments are as follows:

Year	Pension Benefits	Other Benefits
2009	$3,501	$231
2010	3,596	221
2011	3,685	245
2012	3,986	287
2013	4,179	282
2014 to 2018	24,434	1,237

Employees’ 401(k) Savings Plan

D&E has two employee savings plans available to all eligible employees: the D&E Communications, Inc. Employees’ 401(k) Savings Plan and the Conestoga Telephone & Telegraph Co. Local 1671 Tax Deferred Retirement Plan (“Savings Plans”). Participating employees may contribute a portion of their compensation, up to a maximum percentage, to the Savings Plans, and the Company makes matching contributions based upon the eligible employee’s contribution. D&E may also make discretionary profit-sharing contributions.

The Company’s contributions amounted to $1,016 in 2008, $1,025 in 2007 and $1,099 in 2006.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Segment Reporting

D&E’s reportable business segments are as follows: Wireline, Systems Integration and Corporate and Other. The segments are more fully described in Note 1. Intersegment revenues are recorded at the same rates charged to external customers.

	Wireline	Systems Integration	Corporate & Other	Eliminations	Total Company
2008
External customer revenues	$143,903	$3,789	$1,759	$—	$149,451
Intersegment revenues	38	—	—	(38)	—
Depreciation & amortization	28,483	155	804	—	29,442
Operating loss	(9,420)	(124)	(1,307)	—	(10,851)
Segment assets	441,189	1,245	451,567	(441,081)	452,920
Additions to property, plant and equipment	22,175	40	307	—	22,522
2007
External customer revenues	$145,633	$5,384	$1,532	$—	$152,549
Intersegment revenues	25	—	—	(25)	—
Depreciation & amortization	33,206	272	730	—	34,208
Operating income (loss)	32,873	(7,385)	(849)	—	24,639
Equity in net losses of affiliates	—	—	(3)	—	(3)
Segment assets	489,806	1,780	450,386	(440,791)	501,181
Additions to property, plant and equipment	23,864	231	106	—	24,201
2006
External customer revenues	$153,839	$6,641	$1,588	$—	$162,068
Intersegment revenues	4	4	—	(8)	—
Depreciation & amortization	36,772	714	755	—	38,241
Operating income (loss)	29,243	(6,257)	(474)	—	22,512
Equity in net income of affiliates	—	—	(180)	—	(180)
Gain on investments	—	—	1,035	—	1,035
Segment assets	495,721	10,628	440,429	(436,205)	510,574
Investments in and advances to affiliates	—	—	14	—	14
Additions to property, plant and equipment	26,248	173	17	—	26,438

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	2008	2007	2006
Operating income (loss) from reportable segments	$(9,544)	$25,488	$22,986
Corporate and other	(1,307)	(849)	(474)
Equity in net losses of affiliates	—	(3)	(180)
Interest expense	(12,312)	(14,928)	(15,274)
Gain on investments	—	—	1,035
Loss on early extinguishment of debt	—	—	(1,103)
Other, net	2,944	8,245	4,790

Income (loss) from continuing operations before income taxes and dividends on utility preferred stock	$(20,219)	$17,953	$11,780

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Results of Operations (unaudited)

The following table summarizes D&E’s quarterly financial data for the years ended December 31, 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2008
Total operating revenues	$37,797	$37,549	$36,625	$37,480
Depreciation and amortization	7,848	7,768	6,865	6,961
Intangible asset impairment	—	26,200	—	19,600
Other operating expenses	21,827	21,670	21,123	20,440

Total operating expenses	29,675	55,638	27,988	47,001

Operating income (loss)	8,122	(18,089)	8,637	(9,521)
Net income (loss)	5,132	(11,942)	3,691	(7,835)
Earnings per common share — basic and diluted:
Net income (loss)	0.35	(0.82)	0.25	(0.54)

2007
Total operating revenues	$38,364	$37,201	$38,210	$38,774
Depreciation and amortization	9,508	9,210	7,678	7,812
Goodwill impairment	—	—	—	5,158
Other operating expenses	23,350	21,465	21,986	21,743

Total operating expenses	32,858	30,675	29,664	34,713

Operating income	5,506	6,526	8,546	4,061
Net income	2,610	2,286	3,755	1,988
Earnings per common share — basic and diluted:
Net income	0.18	0.16	0.26	0.14

Significant quarterly variances of net income are explained below:

The net income in the first quarter of 2008 included a $2,904 ($1,699, or $0.12 per common share, after tax) increase in other income from the termination of a lease guarantee. In connection with the termination of the lease guarantee, a gain of $2,904 was recognized based on the difference between the carrying value of the guarantee liability of $3,200 and the fair value of the additional renewal periods of a lease agreement of $296.

The net loss in the second quarter of 2008 included a $26,200 ($15,329, or $1.06 per common share, after tax) non-cash intangible asset impairment charge to the Wireline franchise intangible assets.

The net loss in the fourth quarter of 2008 included a $19,600 ($11,467, or $0.79 per common share, after tax) non-cash intangible asset impairment charge to the Wireline franchise intangible assets and a $257 tax benefit that was recorded to correct tax expense recognized in a previous year related to the disposal of an investment in an affiliated company.

The net income in the third quarter of 2007 included a $1,682 ($1,093, or $0.08 per common share, after tax) decrease in depreciation expense primarily due to revisions in the estimated useful lives of certain fixed assets to update composite depreciation rates for regulated telephone property and certain fixed assets becoming fully depreciated in the first six months of 2007.

D&E COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables summarizes D&E’s operating results for the three months ended December 31, 2008:

	Wireline	Systems Integration	Corporate & Other	Eliminations	Total Company
External customer revenues	$35,936	$1,082	$462	$—	$37,480
Intersegment revenues	9	—	—	(9)	—

Total revenues	35,945	1,082	462	(9)	37,480

Depreciation and amortization	6,724	26	211	—	6,961
Intangible asset impairment	19,600	—	—	—	19,600
Other operating expenses	18,826	1,010	613	(9)	20,440

Total operating expenses	45,150	1,036	824	(9)	47,001

Operating income (loss)	$(9,205)	$46	$(362)	$—	$(9,521)

Item 15(a)(2).	Financial Statement Schedules

D&E COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	$500	$731	$765	$466
Year ended December 31, 2007	609	711	820	500
Year ended December 31, 2006	748	592	731	609
Allowance for inventory obsolescence:
Year ended December 31, 2008	7	103	102	8
Year ended December 31, 2007	24	70	87	7
Year ended December 31, 2006*	—	198	174	24
Valuation allowance for deferred tax assets:
Year ended December 31, 2008	18,854	1,845	21	20,678
Year ended December 31, 2007	16,781	2,145	72	18,854
Year ended December 31, 2006	13,969	2,876	64	16,781

*	Deductions credited to cost and expenses in the year ended December 31, 2006 include $79 in connection with a business sold.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.