Form 10-Q
period 2009-03-31
D&E COMMUNICATIONS INC
filed 2009-05-08
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-20709

D&E Communications, Inc.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2837108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

124 East Main Street, P. O. Box 458 Ephrata, Pennsylvania	17522-0458
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (717) 733-4101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2009
Common Stock, par value $0.16 per share	14,419,226 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING REVENUES
Communication service revenues	$34,773	$36,613
Communication products sold	344	459
Other	822	725

Total operating revenues	35,939	37,797

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	11,268	12,256
Cost of communication products sold	260	372
Depreciation and amortization	7,058	7,848
Marketing and customer services	3,273	3,540
General and administrative services	5,374	5,659

Total operating expenses	27,233	29,675

Operating income	8,706	8,122

OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(2,902)	(3,349)
Other, net	593	3,418

Total other income (expense)	(2,309)	69

Income before income taxes	6,397	8,191
INCOME TAXES	2,345	3,043

NET INCOME	4,052	5,148
NONCONTROLLING INTERESTS
Dividends on utility preferred stock	16	16

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,036	$5,132

Weighted average common shares outstanding (basic)	14,403	14,462
Weighted average common shares outstanding (diluted)	14,418	14,514
BASIC AND DILUTED EARNINGS PER COMMON SHARE
Earnings per common share	$0.28	$0.35

Dividends per common share	$0.13	$0.13

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,052	$18,280
Accounts receivable, net of reserves of $507 and $466	12,492	13,086
Inventories-materials and supplies	2,536	2,651
Prepaid expenses	5,206	9,367
Other	2,177	2,500

TOTAL CURRENT ASSETS	37,463	45,884

PROPERTY, PLANT AND EQUIPMENT
In service	419,292	417,209
Under construction	7,307	5,235

	426,599	422,444
Less accumulated depreciation	263,073	258,642

	163,526	163,802

OTHER ASSETS
Goodwill	138,441	138,441
Intangible assets, net of accumulated amortization	96,018	97,344
Other	7,898	7,449

	242,357	243,234

TOTAL ASSETS	$443,346	$452,920

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,077	$7,076
Accounts payable and accrued liabilities	12,213	10,690
Accrued taxes	393	543
Accrued interest and dividends	1,082	1,178
Advance billings, customer deposits and other	4,023	4,706
Derivative financial instruments	2,505	3,091

TOTAL CURRENT LIABILITIES	27,293	27,284

LONG-TERM DEBT	177,284	179,054

OTHER LIABILITIES
Deferred income taxes	50,794	50,071
Defined benefit plans	22,925	34,749
Other	5,648	5,181

	79,367	90,001

COMMITMENTS AND CONTINGENCIES
EQUITY
Common shareholders’ equity:
Common stock, par value $0.16, authorized shares-100,000; issued shares-16,285 at March 31, 2009 and 16,187 at December 31, 2008; outstanding shares-14,412 at March 31, 2009 and 14,410 at December 31, 2008	2,605	2,590
Additional paid-in capital	164,684	164,526
Accumulated other comprehensive loss	(20,875)	(21,908)
Retained earnings	32,143	29,917
Treasury stock at cost, 1,873 shares at March 31, 2009 and 1,777 shares at December 31, 2008	(20,601)	(19,990)

Total common shareholders’ equity	157,956	155,135
Noncontrolling interests:
Preferred stock of utility subsidiary, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20,000 shares, outstanding 14 shares	1,446	1,446

TOTAL EQUITY	159,402	156,581

TOTAL LIABILITIES AND EQUITY	$443,346	$452,920

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,052	$5,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,058	7,848
Bad debt expense	126	38
Deferred income taxes	83	456
Stock-based compensation expense	139	119
Gain on retirement of property, plant and equipment	—	(11)
Termination of lease guarantee	—	(2,904)
Note receivable reserve	—	200
Changes in operating assets and liabilities:
Accounts receivable	468	1,213
Inventories	115	134
Prepaid expenses	4,119	(2,608)
Accounts payable and accrued liabilities	865	(1,586)
Accrued taxes and accrued interest	(246)	958
Advance billings, customer deposits and other	(683)	(145)
Defined benefit plans	(10,724)	(928)
Other, net	300	(416)

Net Cash Provided by Operating Activities	5,672	7,516

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,957)	(7,599)
Proceeds from sales of property, plant and equipment	158	288
Collection of note receivable	—	34

Net Cash Used In Investing Activities	(4,799)	(7,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(1,726)	(1,736)
Preferred dividends on noncontrolling interests	(16)	(16)
Payments on long-term debt	(1,768)	(2,517)
Proceeds from issuance of common stock and stock options exercised	20	22
Excess tax benefits from stock compensation plans	—	37
Purchase of treasury stock	(611)	—

Net Cash Used In Financing Activities	(4,101)	(4,210)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,228)	(3,971)
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	18,280	17,845

END OF PERIOD	$15,052	$13,874

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$2,941	$3,097
Cash paid for income taxes (income tax refund received)	(4,419)	1,800

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009		2008
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,187	$2,590	16,092	$2,575
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors	98	15	49	8

Balance at March 31	16,285	2,605	16,141	2,583

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		164,526		163,560
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		158		237

Balance at March 31		164,684		163,797

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(21,908)		(7,216)
Reclassification adjustment for realized loss on derivative financial instruments, net of tax		482		22
Defined benefit plans, net of tax		644		148
Unrealized loss on derivative financial instruments, net of tax		(93)		(896)

Balance at March 31		(20,875)		(7,942)

RETAINED EARNINGS
Balance at beginning of year		29,917		48,147
Net income		4,052		5,148
Dividends on common stock: $0.13 per share for each period		(1,810)		(1,817)
Preferred dividends on noncontrolling interests		(16)		(16)

Balance at March 31		32,143		51,462

TREASURY STOCK
Balance at beginning of year	(1,777)	(19,990)	(1,667)	(19,192)
Treasury stock acquired	(96)	(611)	—	—

Balance at March 31	(1,873)	(20,601)	(1,667)	(19,192)

TOTAL COMMON SHAREHOLDERS’ EQUITY	14,412	157,956	14,474	190,708

NONCONTROLLING INTERESTS – PREFERRED STOCK OF UTILITY SUBSIDIARY
Balance at beginning of year and at March 31	14	1,446	14	1,446

TOTAL EQUITY		$159,402		$192,154

			Three months ended March 31,
			2009	2008
COMPREHENSIVE INCOME (LOSS)
Net income			$4,052	$5,148
Reclassification adjustment for realized loss on derivative financial instruments, net of income taxes of $342 and $16			482	22
Defined benefit plans, net of income taxes of $457 and $105			644	148
Unrealized loss on derivative financial instruments, net of income taxes of ($66) and ($636)			(93)	(896)

Comprehensive income			5,085	4,422
Comprehensive income attributable to noncontrolling interests			(16)	(16)

Comprehensive income attributable to common shareholders			$5,069	$4,406

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ended December 31, 2009.

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income or loss.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis, in particular its interest rate swap derivatives. The partial adoption of SFAS 157 for these items did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position, results of operations and cash flows. However, the full adoption of SFAS 157 will prospectively impact the fair value measurements used when evaluating goodwill, other intangible assets, and long-lived assets for impairment.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. In addition, SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require us to recognize changes to valuation allowances for acquired deferred tax assets and changes to unrecognized tax benefits related to acquired income tax uncertainties as adjustments to income tax expense, rather than as adjustments to goodwill. The adoption of SFAS 141R did not have a material impact on the Company’s financial position, results of operations and cash flows. However, the Statement may have an impact on the accounting treatment for any future business combinations. Additionally, the adoption of SFAS 141R affects the Company’s accounting treatment for changes to its unrecognized tax benefits and any changes are recognized in income tax expense.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of operations. In addition, SFAS 160 requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. As a result of the adoption of SFAS 160, the Company recharacterized its preferred stock of a utility subsidiary as a noncontrolling interest and a component of equity. Prior year amounts have been reclassified to conform to the current year presentation.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The adoption of SFAS 161 only affected disclosures (see Note 9), thus its adoption had no impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued three related Staff Positions (“FSP”) to provide additional application guidance and improve disclosures relating to fair value measurements and other-than-temporary impairments. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance on determining fair value when a formerly active market has become inactive or market activity has significantly decreased, or where transactions are distressed (not orderly). FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), provides guidance on other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity and improves the presentation and disclosures of other-than-temporary impairments for debt and equity securities in the financial statements. FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim as well as annual financial statements. All three FSPs are effective for interim and annual periods ending after June 15, 2009. The adoptions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

3.	Note Receivable

The Company finalized an agreement on May 9, 2008 to restructure the terms of its note receivable from eCommunications Systems Corporation (“eComm”), which was received as partial consideration for the sale of the assets of our commercial voice equipment and service operations in September 2006. The Company received the scheduled payments due on this note from the date of the restructured agreement through December 2008 but has not received the scheduled payments due on the note thereafter. As a result, the Company recorded an additional non-cash impairment charge of $700 in the fourth quarter of 2008. The Company will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

The note receivable from eComm is reported in other long-term assets in the consolidated balance sheets as follows:

	March 31, 2009	December 31, 2008
Note receivable	$2,101	$2,101
Loss reserves	(1,074)	(1,074)

Net note receivable	$1,027	$1,027

Interest income on the note will only be recognized after the note principal is fully repaid.

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

The franchise intangible assets (“franchises”) represent the value attributed to the rights of the CEI RLECs to operate as telecommunications carriers in their franchise areas as certified by the Pennsylvania Public Utility Commission (“PA PUC”) and the economic advantage of having an established network infrastructure to provide wireline telecommunications services in the specific franchise area. Franchise value largely reflects the (i) reasonable expectation that, as a current customer leaves, a new customer at the same address will likely take its place and (ii) as potential customers inhabit new construction within the RLEC’s franchise territory, there is a reasonable expectation that they will become customers of the RLEC. At the acquisition date, the Company recognized the franchises at their estimated fair value and, based on the aforementioned regulatory, competitive, and economic factors, determined that the franchise intangible assets had indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The franchise assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, by comparing the asset’s carrying value to its fair value. Each reporting period, the Company reviews whether events have occurred or circumstances have changed that indicate the fair value of a reporting unit may be below its carrying value. The Company evaluated whether an interim impairment test was necessary in the first quarter of 2009, based on the decline in the Company’s market capitalization. Management evaluated the facts and circumstances present in the first quarter of 2009 and determined that an interim impairment test was not required. Management’s determination was based on its assessment that the Company’s strategic business plans and long-range planning forecasts are still valid and the Company’s first quarter 2009 operating results and cash flows are consistent with management’s expectations. Management believes the decline in the Company’s market capitalization was not related to changes in our business but rather to negative market conditions resulting from the credit crisis and the economic recession.

The Company will complete its annual impairment evaluation as of April 30, 2009 in conjunction with the preparation of the Form 10-Q for the quarterly period ended June 30, 2009. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and intangible assets. The Company considers the effects of competition, the regulatory environment and current economic factors in its estimates of the expected future cash flows derived from such intangibles. Such evaluations for impairment are significantly impacted by estimates of future cash flows, the market price of our stock and other factors. Significant judgment is required to determine the fair value, the estimation of future cash flows, the estimation of discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets. If forecasts and assumptions used in the assessment analysis change in the future, significant impairment charges could result.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	March 31, 2009	December 31, 2008
Indefinite-lived intangibles:
FCC licenses	$898	$898
Franchises	59,000	59,000
Finite-lived intangibles:
Customer relationships:
Gross carrying amount	72,006	72,006
Accumulated amortization	(35,886)	(34,560)

Net intangible assets	$96,018	$97,344

Aggregate amortization expense related to the finite-lived intangible assets recorded for the three months ended March 31, 2009 and 2008 was $1,326 and $1,326, respectively.

5.	Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	March 31, 2009 Average Interest Rate	Maturity	March 31, 2009	December 31, 2008
Senior Secured Term Loan A	3.16%	2011	$27,104	$27,604
Senior Secured Term Loan B	5.96%	2011	135,771	136,146
Secured Term Loans	9.00%	2014	20,125	21,000
Capital lease obligation			1,361	1,380

			184,361	186,130
Less current maturities			7,077	7,076

Total long-term debt			$177,284	$179,054

6.	Income Taxes

The effective tax rate for the first quarter of 2009 and 2008 was 36.7% and 37.2%, respectively. The effective tax rate for both quarters is higher than the federal statutory rate of 35%, primarily due to state income taxes, net of federal tax benefits.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

7.	Earnings per Common Share

Basic earnings per share amounts are based on net income or loss attributable to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss attributable to common shareholders divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 335,027 and 179,679 shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

The following table shows how earnings per share were computed for the periods presented:

	Three months ended March 31,
	2009	2008
Net income attributable to common shareholders	$4,036	$5,132

Basic earnings per share:
Weighted average shares outstanding (thousands)	14,403	14,462

Net income per common share	$0.28	$0.35

Diluted earnings per share:
Weighted average shares outstanding (thousands)	14,403	14,462
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	15	52

Adjusted weighted average shares outstanding (thousands)	14,418	14,514

Net income per common share	$0.28	$0.35

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

8.	Stock-Based Compensation

Stock Options

A summary of stock option activity and related information for the three months ended March 31, 2009 and 2008 follows:

	2009		2008
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding at beginning of period	335,027	$10.77	270,352	$10.60
Granted	—	—	67,675	11.48

Outstanding at end of period	335,027	$10.77	338,027	$10.78

There were a total of 271,777 stock options exercisable at March 31, 2009 with a weighted-average exercise price of $13.11. The weighted average remaining contractual term was approximately 4.3 years for stock options outstanding as of March 31, 2009. There was no intrinsic value for stock options outstanding as of March 31, 2009, since the exercise price for all stock options outstanding exceeded the March 31, 2009 closing price of the Company’s stock.

Compensation expense related to stock options in the three months ended March 31, 2009 and 2008 was $51 and $35, respectively. The related tax benefits for the three months ended March 31, 2009 and 2008 were $21 and $15, respectively. As of March 31, 2009, there was $196 of total unrecognized compensation expense related to stock options, which is expected to be recognized over the period from April 2009 to December 2010.

Performance Restricted Shares

A summary of performance restricted share award activity and related information for the three months ended March 31, 2009 and 2008 follows:

	2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	48,862	$11.95	51,667	$9.98
Granted	42,870	7.01	31,195	11.48
Forfeited	—	—	(2,500)	3.20

Non-vested at end of period	91,732	$9.64	80,362	$10.77

The vesting period for the grants is three years. For shares granted in 2009, participants are issued restricted shares of common stock with reinvested dividend and voting rights. For share grants in 2008 and prior years, each performance restricted share is equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalent shares, which are reinvested in additional performance restricted shares. Performance restricted shares and dividend equivalents are forfeited if the performance target is not met during the performance period. At the end of the vesting period for shares granted in 2008 and prior years, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The fair value of non-vested performance restricted shares recognized as compensation expense in the three months ended March 31, 2009 and 2008 was $66 and $66, respectively. The related tax benefits for the three months ended March 31, 2009 and 2008 were $27 and $27, respectively. As of March 31, 2009, there was $541 of total unrecognized compensation expense related to performance restricted shares, which is expected to be recognized over the period from April 2009 to December 2011.

In the three months ended March 31, 2009, 43,931 vested performance restricted shares, including dividend equivalents, were converted to shares of common stock.

2001 Stock Compensation Plan and Policy for Non-Employee Directors

The Company issued 681 common shares with a fair value of $5 to certain non-employee directors in the three months ended March 31, 2009. No shares were issued to non-employee directors in the three months ended March 31, 2008. The fair value of shares issued to non-employee directors recognized as expense in the three months ended March 31, 2009 and 2008 was $22 and $18, respectively. The related tax benefits for the three months ended March 31, 2009 and 2008 were $9 and $7, respectively.

9.	Financial Instruments

Fair Value Measurements

SFAS 157 defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability. When determining fair value measurements, we consider assumptions that market participants would use in pricing the asset or liability, rather than entity-specific assumptions.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The fair value of our financial instruments measured on a recurring basis was determined using the following inputs:

	Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,954	$—	$2,954	$—

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$3,661	$—	$3,661	$—

The fair value of interest rate swap agreements is derived from models using LIBOR rates, which were observable at quoted intervals for the full term of the agreements.

Derivative Financial Instruments

The Company utilizes interest rate swap derivatives to manage interest rate risk and changes in market conditions related to interest rate payments on its variable rate debt obligations. These swap agreements provide for the exchange of variable rate payments for fixed rate payments without the exchange of the underlying notional amounts by agreeing to pay an amount equal to a specified fixed rate of interest times the notional principal amount and to receive in turn an amount equal to a specified variable rate of interest times the same notional amount.

At March 31, 2009, the Company had interest rate swap agreements with a total notional amount of $132,000 and maturity dates ranging from September 2009 to October 2010. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense.

The fair value of derivative financial instruments is reported in the consolidated balance sheet as of March 31, 2009 as follows:

Fair Value
Interest rate swap agreements designated as cash flow hedges:
Current liabilities – derivative financial instruments	$2,505
Other liabilities – other	449

$2,954

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The effect of derivative financial instruments designated as cash flow hedges on our consolidated statement of operations for the three months ended March 31, 2009 was as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swaps	$(159)	Interest expense	$(824)

No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with SFAS 133, as amended.

Concentrations of Credit Risk

Financial instruments that subject D&E to concentrations of credit risk consist primarily of trade receivables, a note receivable and interest rate swap agreements. Concentrations of credit risk with respect to trade receivables are primarily limited due to the large number of residential and business customers in D&E’s customer base. While D&E may be exposed to credit losses due to the nonperformance of the counterparty to the Company’s interest rate swap agreements, the Company considers the risk remote.

10.	Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$342	$390	$—	$1
Interest cost	1,081	1,061	34	36
Expected return on plan assets	(1,228)	(1,044)	(5)	(7)
Amortization of prior service cost	—	(33)	(40)	(41)
Amortization of net loss	177	313	12	15
Curtailment gain-plan freeze	(982)	—	—	—

Net periodic benefit cost	$(610)	$687	$1	$4

On January 29, 2009, the Company approved an amendment to the D&E Communications, Inc. Employees’ Retirement Plan which will discontinue future benefit accruals to all active participants effective January 1, 2010. Following this amendment, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009. As a result of this amendment, the Company recognized a curtailment gain of $982 in the first quarter of 2009. The amendment did not have any effect on the Company’s pension plan for employees covered by a collective bargaining agreement.

During the three months ended March 31, 2009, D&E contributed $10,100 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $4,200 to its defined benefit plans during the remainder of 2009.

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

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Segment	2009	2008	2009	2008	2009	2008
Wireline	$34,787	$36,489	$9	$9	$9,105	$8,632
Systems Integration	706	890	—	—	(79)	(161)
Corporate and Other	446	418	—	—	(320)	(349)
Eliminations	—	—	(9)	(9)	—	—

Total	$35,939	$37,797	$—	$—	$8,706	$8,122

	Segment Assets
Segment	March 31, 2009	December 31, 2008
Wireline	$445,312	$441,189
Systems Integration	1,102	1,245
Corporate and Other	450,502	451,567
Eliminations	(453,570)	(441,081)

Total	$443,346	$452,920

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended March 31,
	2009	2008
Operating income from reportable segments	$9,026	$8,471
Corporate and other operating loss	(320)	(349)
Interest expense	(2,902)	(3,349)
Other, net	593	3,418

Income before income taxes	$6,397	$8,191

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended December 31, 2008, as filed on Form 10-K with the Securities and Exchange Commission (“SEC”). We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

As of March 31, 2009, we served 117,872 RLEC access lines, 46,747 CLEC access lines, 44,216 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 1,986 dial-up Internet access subscribers, 8,528 video subscribers and 985 web-hosting customers resulting in total customer connections of 220,334. For the quarter ended March 31, 2009, we generated total consolidated revenues of $35,939, consolidated operating income of $8,706 and consolidated net income of $4,052.

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

•

We are continuing to operate under a disciplined strategy of offering competitive communication services packages, primarily to business customers, with the goal to increase our penetration in our CLEC markets.

•

We believe that the convergence and complexity of voice communications and data network technologies has increased the need for businesses to seek a single provider for all of their communications, information technology, business continuity and co-location needs. Our goal is to provide our customers with solutions for most, if not all, of their communication and data technology needs.

Our DSL/high-speed Internet connections increased by 4,246, or 10.6%, and CLEC access lines increased by 726, or 1.6%, from March 31, 2008 to March 31, 2009. Wireline communications services revenue increased $205 in the first quarter of 2009 compared to the first quarter of 2008 as a result of additional DSL/high-speed Internet customers, additional video subscribers and revenue growth in other services provided that are not reflected in our total customer connection counts, such as transparent local area network services and business continuity and co-location services. Furthermore, our Haywire™ computer support services, which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, is another example of our commitment to our broadband business. We also offer our customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

Although access lines have decreased in our RLEC markets and the CLEC access line growth rates have slowed, our total revenue for private line circuits, dedicated circuits, Ethernet and IP VPN services, which are not included in our total customer connection counts, has increased. The following table reflects private line circuit, dedicated circuit, Ethernet and IP VPN service revenue:

	Three months ended March 31,
	2009	2008	Change
RLEC markets	$1,899	$1,772	7.2%
CLEC markets	2,459	2,165	13.6%

Total	$4,358	$3,937	10.7%

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Business Trends, Risks and Uncertainties

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. In keeping with the foregoing, our 2009 capital budget is $18,000. However, our ability to invest in infrastructure to remain competitive may be limited by our ability to generate cash flow from operations and our indebtedness of $184,361 as of March 31, 2009.

•	Pro-competitive regulatory environment

It is basic policy of the FCC and the PA PUC to encourage competition in the communications industry. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. The introduction of new competitors could have a negative effect on our RLEC operating results, yet at the same time present operating benefits in our CLEC markets. Competitors currently have the opportunity to seek the removal of our RLECs’ federal rural exemption in order to have access to our customers by entering our territory and using our facilities through interconnection agreements to provide local services.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

In our more competitive markets, the incumbent carrier, Verizon, enjoys certain business advantages, including its size, financial resources, brand recognition and network connection to virtually all of our customers and potential customers in those areas. Similarly, in areas where we do, or may provide, video services, the incumbent cable operators enjoy certain business advantages, including their size, financial resources, brand recognition and ownership of, or superior access, to programming.

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

The FCC and the PA PUC are reviewing potential modifications to the current systems of interstate and intrastate network access rates that telecommunication companies charge each other for network access. The FCC released a Further Notice of Proposed Rulemaking in November 2008, seeking comment on three specific proposals to reform intercarrier compensation and universal service funding. There has been no further action by the FCC while it waits for its chairman and commissioner vacancies to be filled. Intercarrier revenues are material to D&E and any changes in the manner in which they are determined could have a material impact on our results of operations and financial condition. Until the FCC and the PA PUC adopt specific proposals, it is impossible to predict how much the proposed changes will affect our business and whether they will be favorable or unfavorable. In addition, it is also unknown how these proposals impact NECA and its settlement process and how our CLEC operations would be impacted.

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 Plan. On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates. Currently, we are proceeding with an appeal in the Commonwealth Court of Pennsylvania. We expect the case will be heard sometime in 2009 but cannot predict what the outcome of this appeal will be.

•	Debt financing

We had indebtedness of $184,361 at March 31, 2009. Our indebtedness could restrict our operations because we will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and make us more vulnerable to competitive pressures and economic or industry downturns. Our loan agreement requires us to maintain compliance with certain financial and operational covenants.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

•	Goodwill and intangible asset impairments

We test goodwill and indefinite-lived intangible assets on an annual basis by comparing the asset’s carrying value to its fair value, or between annual tests if events occur or circumstances change that indicate their fair value may be less than carrying value. Factors that could reduce the fair value of our goodwill and intangible assets below carrying value include a sustained decline in our stock price and market capitalization, a reduction in expected future cash flows and other factors. Significant judgment is required in developing the estimates and assumptions used in evaluations for impairment. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets and significant impairment charges could result. While any such impairment charge would be a non-cash expense, it could significantly reduce net income and shareholders’ equity and affect future compliance with our debt covenants.

We evaluated whether an interim impairment test was necessary in the first quarter of 2009, based on the decline in our market capitalization. We evaluated the facts and circumstances present in the first quarter of 2009 and determined that an interim impairment test was not required. Our determination was based on our assessment that our strategic business plans and long-range planning forecasts are still valid and our first quarter 2009 operating results and cash flows are consistent with our expectations. We believe the decline in the Company’s market capitalization was not related to changes in our business but rather to negative market conditions related to the credit crisis and the economic recession. Note 4 to the Condensed Consolidated Financial Statements contains more information on our goodwill and intangible assets.

•	Defined benefit pension plans

Our pension plan assets have declined in value by approximately 6% for the three months ended March 31, 2009. It is possible that a future decline in the value of plan assets could have a negative impact on the funded status of the plan. As a result, our pension expense and cash contributions to the plans could increase in the future. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. Following this amendment to the plan, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009.

Conclusion

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our Wireline segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband integrated communications provider and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, in terms of technology, competition and regulation, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our Wireline business and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout, which continues to be a fundamental goal of our board of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

directors and an expenditure that our management plans for annually, may be challenging due to payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends and stock repurchases, the requirement to remain in compliance with financial covenants and the capital requirements of our business strategy.

Results of Operations

The following table is a summary of our operating results by segment for the three months ended March 31, 2009 and 2008.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company
March 31, 2009
Revenues – External	$34,787	$706	$446	$—	$35,939
Revenues – Intercompany	9	—	—	(9)	—

Total Revenues	34,796	706	446	(9)	35,939

Depreciation and Amortization	6,809	24	225	—	7,058
Other Operating Expenses	18,882	761	541	(9)	20,175

Total Operating Expenses	25,691	785	766	(9)	27,233

Operating Income (Loss)	$9,105	$(79)	$(320)	$—	$8,706

March 31, 2008
Revenues – External	$36,489	$890	$418	$—	$37,797
Revenues – Intercompany	9	—	—	(9)	—

Total Revenues	36,498	890	418	(9)	37,797

Depreciation and Amortization	7,614	45	189	—	7,848
Other Operating Expenses	20,252	1,006	578	(9)	21,827

Total Operating Expenses	27,866	1,051	767	(9)	29,675

Operating Income (Loss)	$8,632	$(161)	$(349)	$—	$8,122

Consolidated Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Operating Revenues

Consolidated revenues decreased $1,858, or 4.9%, to $35,939 for the quarter ended March 31, 2009, from $37,797 for the same period in 2008. Wireline revenue decreased $1,702 primarily due to lower local telephone, network access and long distance revenues totaling $1,852, partially offset by an increase in communication services revenue of $205. Systems Integration revenue declined $184 due to a decline in services and equipment sales revenue of $121 and $63, respectively. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Operating Expenses

Consolidated operating expenses decreased $2,442, or 8.2%, to $27,233 for the quarter ended March 31, 2009, from $29,675 for the same period in 2008. Depreciation and amortization in the Wireline segment decreased $805 primarily due to certain fixed assets becoming fully depreciated in June and July of 2008. Expenses also decreased approximately $884 due to a pension curtailment gain described below, of which approximately $813, $44 and $27 were recorded in the Wireline, Systems Integration and Corporate and Other segments, respectively. Other Wireline operating expenses decreased $557 and Systems Integration operating expenses decreased by $222. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Operating Income

Consolidated operating income increased $584, to an operating income of $8,706 for the first quarter of 2009 compared to an operating income of $8,122 in the same period of 2008. Operating income as a percentage of revenue was 24.2% in the first quarter of 2009, compared to 21.5% in the same period of 2008. The increase in operating income is a result of the decline in depreciation expense of $790 and the decline in other operating expenses of $1,652, partially offset by the decline in operating revenue of $1,858.

Other Income (Expense)

Other income (expense) was a net expense of $2,309 in the first quarter of 2009, compared to a net other income of $69 for the same period in 2008. Interest expense decreased to $2,902 in the first quarter of 2009, compared to $3,349 in the same period of 2008, as a result of reductions in debt and decreases in short-term interest rates. Other income decreased $2,825 to $593 in 2009 compared to $3,418 in 2008. In the first quarter of 2008, we recorded $2,904 of income as a result of a lease guarantee termination.

Income Taxes

Income taxes were $2,345 in the first quarter of 2009, compared to $3,043 for the same period in 2008. The effective income tax rates for the first quarter of 2009 and 2008 were 36.7% and 37.2%, respectively.

Net Income Attributable to Common Shareholders

Net income attributable to common shareholders was $4,036, or $0.28 per share, in the first quarter of 2009 compared to net income of $5,132, or $0.35 per share, in the first quarter of 2008. The primary reason for the decrease was the reduction in other income as a result of the lease guarantee termination in the first quarter of 2008.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Wireline Segment Results

	Three months ended March 31,
	2009	2008	Change	% Change
Revenues:
Local Telephone Service	$12,111	$12,387	$(276)	(2.2)
Network Access	9,606	10,992	(1,386)	(12.6)
Long Distance	4,922	5,112	(190)	(3.7)
Communication Services	6,545	6,340	205	3.2
Directory	1,036	1,128	(92)	(8.2)
Other	576	539	37	6.9

Total Revenues	34,796	36,498	(1,702)	(4.7)

Depreciation and Amortization	6,809	7,614	(805)	(10.6)
Other Operating Expenses	18,882	20,252	(1,370)	(6.8)

Total Operating Expenses	25,691	27,866	(2,175)	(7.8)

Operating Income	$9,105	$8,632	$473	5.5

Customer Connections at March 31:
RLEC Access Lines	117,872	123,563	(5,691)	(4.6)
CLEC Access Lines	46,747	46,021	726	1.6
DSL/High-Speed Internet	44,216	39,970	4,246	10.6
Dial-up Access	1,986	2,984	(998)	(33.4)
Video	8,528	8,099	429	5.3
Web-hosting	985	1,013	(28)	(2.8)

Total	220,334	221,650	(1,316)	(0.6)

Revenues

Basic local telephone service revenue decreased $390 primarily due to a decline in RLEC access lines. Local private network revenue increased $219 primarily due to growth in transparent local area network (“TLS”) and virtual private network (“IP VPN”) services. Network access revenue declined primarily due to lower NECA settlements of $738, lower subscriber line charges of $161 as a result of the decline in RLEC access lines, a revenue decrease of approximately $559 due to a change in the routing of long distance calls as described below, partially offset by a revenue increase of approximately $72 due to increased minutes of use primarily in the CLEC markets. Long distance revenues decreased $237 primarily due to a reduction in the average rate per minute of use, partially offset by an increase in long distance circuit revenue of $47 due to growth in TLS revenue. Communication services revenue increased primarily from additional DSL/high-speed Internet revenue of approximately $169 attributable to subscriber and TLS services growth, business continuity and co-location revenue of $48 and video revenue of $55, partially offset by a reduction in dial-up Internet revenue of $67. The directory revenue decrease is in accordance with the terms of the contract under which the annual contractual revenue declines moderately each year over the period of the contract which ends in January 2010.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Expenses

Depreciation and amortization expense decreased due to certain fixed assets becoming fully depreciated in June and July 2008, partially offset by the depreciation expense on fixed assets placed in service in the current year. Network access expense decreased $462 primarily due to a change in the routing of long distance calls as described below. Wages decreased approximately $230 primarily due to a decline in the number of employees, partially offset by one-time wage payments of $171 to employees who elected retirement as described below. Employee benefits decreased $919 primarily due to the pension curtailment gain described below. Corporate overhead expenses decreased $286 primarily due to lower executive, accounting, legal and marketing expenses.

Leased communication facilities and costs of services expense increased approximately $434 due to a first quarter 2008 expense reduction as result of a settlement with a vendor on an estimated amount owed to them.

Factors Affecting Future Results

On April 30, 2009, our RLECs submitted their annual price-cap filings to the PA PUC, which seek increases on various local service rates for two of our three RLECs to be effective July 1, 2009. The new rates are estimated to increase quarterly revenue by approximately $255. The actual quarterly revenue increase will be different to the extent that the actual number of access lines in service when the new rates go into effect differ from the historical data used in developing the new rates.

In July 2008, we implemented changes in routing of our long distance toll usage in response to increases in wholesale interexchange carrier usage rates from our long distance provider. The routing changes were implemented to transport our long distance usage in the most cost effective manner. Due to these routing changes, we estimate network access revenues could decrease approximately $550 and network access expenses could decrease approximately $400 resulting in a decrease in operating income of $150 in the second quarter of 2009 compared to the second quarter of 2008. If the routing changes had not been implemented, we estimate the decrease in operating income would be greater than $150.

Depreciation and amortization expense is estimated to decline approximately $600 in the second quarter of 2009 compared to the second quarter of 2008 primarily due to certain fixed assets becoming fully depreciated in June and July 2008. We estimate a slight increase in depreciation expense in the last six months of 2009 compared to the same period of 2008 as a result of additional fixed assets placed in service.

In January 2009, we amended one of our pension plans to discontinue future benefit accruals to all active participants effective January 1, 2010. As a result of the amendment, we expect pension expense to decline approximately $1,900 in 2009 compared to 2008, primarily due to a pension curtailment gain of $982 in the first quarter of 2009 and a reduction in the actuarial losses of the pension plans due to the liability gain associated with the plan amendment. Approximately $884 of the pension curtailment gain was recorded as a reduction of operating expenses and approximately $98 was capitalized.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The Company offered a one-time payment to all non-union employees who are or will be eligible for unreduced retirement benefits by December 31, 2009. An eligible person needed to provide written notification to the Company as to his or her election to retire no later than March 31, 2009, in order to be eligible to receive the payment. A total of eleven eligible employees elected to retire and are eligible for the one-time payment. The total cost of the one-time payments is $171 and was recognized in the first quarter of 2009. It is expected that, based on these eleven employee retirements and provided none of these positions with the Company are replaced, the Company will realize a reduction in wages and payroll taxes of $270 in 2009 and of approximately $609 on an annual basis thereafter.

Other Competitive and Regulatory Matters

The federal USF program is currently under legislative and industry review as a result of the growth in the fund and changes within the telecommunications industry. The primary change triggering this review is the increase in the number of Eligible Telecommunications Carriers (“ETCs”) receiving compensation from the USF. There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are distributed. The Federal/State Joint Board on Universal Service (“Joint Board”) released a recommended decision to the FCC to impose an interim cap on the amount of high-cost support that competitive ETCs (“CETCs”) receive. On May 1, 2008, the FCC adopted an interim cap on payments to CETCs. The FCC capped total annual support for CETCs at the level they were eligible to receive in each state during March 2008, on an annualized basis. The Joint Board also issued a subsequent recommended decision to the FCC to establish a provider of last resort fund, a mobility fund and a broadband fund. Each fund would have a separate distribution and allocation mechanism. We cannot estimate at this time what impact the Joint Board’s recommended changes would have on our RLECs. Finally, the FCC is considering proposals regarding the USF contribution methodology, which would change the type of service providers required to contribute to the fund and the basis on which they would contribute. Although some companies are proposing a contribution methodology based on the amount of telephone numbers in service, we cannot estimate the impact that any proposed change in carrier contributions would have on our companies until the FCC actually adopts a specific contribution methodology.

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and PA USF, along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. On April 9, 2008, the PA PUC granted a further stay of this proceeding pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. On March 25, 2009, Embarq, the Pennsylvania Telephone Association (“PTA”) on behalf of rural RLECs and the Office of Consumer Advocate filed an updated status report on intercarrier access reform and filed a joint motion for a further stay of this investigation. Verizon, Qwest and Sprint also filed their status reports and filed a motion for an immediate hearing and reduction in access rates. The PA PUC is expected to rule on the motions sometime in second quarter 2009. We cannot predict what that decision or its impact may be on our Company at this time. In addition, on March 19, 2009, AT&T filed a formal complaint against all rural RLECs claiming their intrastate switched access rates were unlawful and must be reduced immediately. At this time, no decision has been made on how to respond to the complaint. It is estimated that the complaint will be concluded by the end of this year.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

On April 9, 2008, the PA PUC also voted to open the above proceeding for the limited purpose of re-examining whether the current residential local service rate cap of eighteen dollars for RLECs is appropriate, and whether the PA USF can be utilized by the RLECs for revenue support if their annual state regulatory price-cap guideline (“Chapter 30”) rate increases result in rates that exceed the cap. Our RLECs are represented in this proceeding by the PTA. The PTA and other parties to this proceeding filed testimony and presented witnesses. Briefs were filed by all parties and the Administrative Law Judge’s recommended decision is due to the PA PUC by July 27, 2009. Until the PA PUC adopts specific proposals, it is impossible to predict the effect on our business.

Systems Integration Segment Results

	Three months ended March 31,
	2009	2008	Change	% Change
Revenues	$706	$890	$(184)	(20.7)
Depreciation and Amortization	24	45	(21)	(46.7)
Other Operating Expenses	761	1,006	(245)	(24.4)

Total Operating Expenses	785	1,051	(266)	(25.3)

Operating Loss	$(79)	$(161)	$82	50.9

Communications services revenue decreased $121 primarily due to the expiration of a customer contract in December 2008. Communication products sold decreased $63 primarily due to a decline in computer equipment sales. Labor and benefits decreased $143 and $95, respectively, primarily due to a reduction in the number of employees. Costs of products sold decreased $47 in conjunction with the decline in computer equipment sold.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Three months ended March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$5,672	$7,516
Investing activities	(4,799)	(7,277)
Financing activities	(4,101)	(4,210)

Decrease in cash and cash equivalents	$(3,228)	$(3,971)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The primary reason for the decrease in cash flow from operating activities in the first quarter of 2009 compared to the same period of 2008 was the $8,500 increase in pension plan contributions, partially offset by the effects of a $4,419 income tax refund in the first quarter of 2009 compared to income tax payments of $1,800 in the first quarter of 2008. Pension plan contributions for the first quarters of 2009 and 2008 were $10,100 and $1,600, respectively.

Net cash used in investing activities was $4,799 for the three months ended March 31, 2009 compared to $7,277 in the three months ended March 31, 2008. Payments for capital additions in the first three months of 2009 were $4,957 primarily for information technology upgrades of approximately $1,200, communications network enhancements of approximately $1,900 and outside plant additions totaling approximately $1,500. In the first three months of 2008, capital additions were $7,599.

Net cash used in financing activities decreased due to lower payments on long-term debt of approximately $750, partially offset by treasury stock purchases of $611 in the three months ended March 31, 2009. A voluntary payment on long-term debt of $750 was made in the three months ended March 31, 2008. There were no voluntary payments on long-term debt in the same period of 2009.

External Sources of Capital at March 31, 2009

As of March 31, 2009, our credit facility consisted of Term Loan A with an outstanding balance of $27,104, Term Loan B with an outstanding balance of $135,771, term loans with an outstanding balance of $20,125 and a $25,000 revolving credit facility to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. Under the terms of the credit facility we are able to borrow up to $25,000 as long as we are in compliance with the terms and conditions of the credit facility and as long as we remain in compliance with the financial covenant requirements contained in the credit facility, as described below, subsequent to borrowing under the revolver. Nine of the lenders in our bank group participate on a pro-rata basis in the revolving credit facility and their commitments range from approximately 5% to 30% of the $25,000. Even though we have no immediate plans to use the revolving credit facility, we recently confirmed with our lead lender that it is not aware of any lender participating in our revolving credit facility not being able to fund their respective percentages of the revolving credit facility. However, there can be no assurance that all lenders will continue to be able to fund their respective percentages of the revolving credit facility in the future.

Term Loan A requires interest payments and $500 quarterly principal payments, which continue through the first quarter of 2011, and one final principal payment in the second quarter of 2011. Term Loan B requires interest payments and $375 quarterly principal payments, which continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at either, at our option, the U.S. prime rate plus 0.50% to 1.00% or at LIBOR rates plus 1.50% to 2.00%, with the applicable percentage based on our leverage ratio. Currently, Term Loan A interest is payable at the U.S. prime rate plus 0.50% or a LIBOR rate plus 1.50%. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75% or a LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. The term loans bear interest at a fixed rate of 9.00% and require equal quarterly principal payments through the fourth quarter of 2014. A commitment fee of 0.25% must be paid on the unused portion of the revolving credit facility.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants reflected in the table below. As of March 31, 2009, $25,000 of the revolving credit facility was available for borrowing and the full amount can be borrowed without violating any of the financial covenants.

The following table reflects the financial covenant ratio requirements and the actual ratios at March 31, 2009.

Ratio	Requirement	Actual
Total Leverage Ratio = Indebtedness divided by Cash Flow	<3.50	2.92
Total Indebtedness to Total Capitalization Ratio	<60%	53.8%
Proforma Debt Service Coverage Ratio = Cash Flow divided by next year’s Debt Service	>1.75	4.89
Fixed Charge Coverage Ratio = Cash Flow divided by Fixed Charges	>1.05	2.11

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2009, other than for operations, include capital expenditures, scheduled principal and interest payments on our long-term debt, the payment of common stock dividends, when and if declared by the board of directors, and other contractual obligations. On April 23, 2009, we declared a quarterly common stock dividend of $0.125 per share payable on June 15, 2009, to holders of record on June 1, 2009. We expect that this dividend will result in an aggregate payment of approximately $1,795. Our 2009 capital budget is $18,000. We believe that we have adequate internal and external resources available to meet our ongoing operating, capital expenditure and debt service requirements. Our ability to satisfy these obligations is dependent upon our future performance, which will be affected by business, regulatory and other factors, many of which are beyond our control.

We contributed $10,100 to our pension plans in the three months ended March 31, 2009 and estimate that we will contribute $4,200 to our pension plans in the remaining nine months of 2009, using cash on hand as of March 31, 2009 and cash generated from operations in 2009. We estimate that contributions to the plans will be approximately $5,300 in 2010 and range from from $4,000 to $4,600 during the subsequent four years assuming that, among other things, actual plan asset investment returns are consistent with our long-term rate of return assumptions. These estimates were developed as part of our 2009 valuation using plan assumptions at December 31, 2008. This level of funding is primarily necessitated by the decline in market value of our pension plan assets during 2008 and the first quarter of 2009. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. Following this amendment to the plan, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009. The plan amendment did not have any effect on our pension plan for employees covered by a collective bargaining agreement.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands)

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time and does not have a set expiration date. We expect to fund the stock repurchases with cash provided by operations. During the three months ended March 31, 2009, we purchased 95,267 shares of treasury stock for $611.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts and notes receivable, asset depreciation, long-lived and indefinite-lived assets, goodwill, retirement benefits, network access costs, income taxes and contingencies. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as further described below.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on
Form 10-K for the year ended December 31, 2008, we have identified our critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2009.

Recently Issued Accounting Pronouncements

The effects of recently issued accounting pronouncements on the Company are discussed in Note 2 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosures

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of March 31, 2009, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Term Loans (fixed to October 2014)	$20,125	9.00%	$21,482
Senior Term Loans (fixed to various dates between September 2009 through October 2010 with interest rate swaps)	132,000	6.04%	129,519

	152,125	6.43%	151,001
Subject to interest rate fluctuations:
Senior Term Loans	30,875	3.14%	30,070

Total	$183,000	5.88%	$181,071

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $154 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $154 for each 50 basis point decrease in rates.

We have interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of March 31, 2009, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amount	Pay Rate	Current Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	2.98%	$1,018
08/01/07 to 09/21/09	25,000	6.81%	2.98%	467
07/31/08 to 07/28/10	15,000	5.32%	2.93%	469
10/29/08 to 10/29/10	42,000	4.52%	2.93%	1,000

	$132,000			$2,954

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”),

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time, does not have a set expiration date and is subject to the covenant contained in our debt agreement, which limits annual dividend payments and stock repurchases to $10 million. We expect to fund the stock repurchase with cash provided by operations. The treasury stock purchases for the first quarter of 2009 are reported in the table below.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1, 2009 – January 31, 2009	27,286	$7.33	27,286	362,616
February 1, 2009 – February 28, 2009	29,038	6.51	29,038	333,578
March 1, 2009 – March 31, 2009	38,943	5.70	38,943	294,635

Total	95,267	$6.41	95,267

(1)	On August 11, 2008, the Company announced that its board of directors approved a stock repurchase program authorizing the Company to repurchase up to 500,000 shares of its common stock.

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

Part II - Other Information

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Identification of Exhibit	Reference

3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 1 to D&E’s definitive proxy statement for its 2005 Annual Meeting of Shareholders filed March 17, 2005.

3.2	By-laws	Filed herewith.

10.	Material Contracts

10.1	D&E Communications, Inc. Exempt Employee Short-Term Incentive Plan	Incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by D&E on February 2, 2009

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14(a) of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: May 8, 2009

	By:	/s/ James W. Morozzi
James W. Morozzi President & Chief Executive Officer

Date: May 8, 2009

	By:	/s/ Thomas E. Morell
Thomas E. Morell Senior Vice President, Chief Financial Officer, Secretary and Treasurer