Form 10-Q
period 2009-06-30
D&E COMMUNICATIONS INC
filed 2009-08-06
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock, par value $0.16 per share	14,393,952 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I – Financial Information

Item 1. Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES
Communication service revenues	$34,650	$36,070	$69,423	$72,683
Communication products sold	462	742	806	1,201
Other	729	737	1,551	1,462

Total operating revenues	35,841	37,549	71,780	75,346

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	11,121	12,296	22,389	24,552
Cost of communication products sold	318	605	578	977
Depreciation and amortization	7,426	7,768	14,484	15,616
Marketing and customer services	3,743	3,909	7,330	7,848
General and administrative services	5,157	4,860	10,217	10,120
Merger costs	835	—	835	—
Intangible asset impairment	5,500	26,200	5,500	26,200

Total operating expenses	34,100	55,638	61,333	85,313

Operating income (loss)	1,741	(18,089)	10,447	(9,967)

OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(2,767)	(2,951)	(5,669)	(6,300)
Other, net	53	115	646	3,533

Total other income (expense)	(2,714)	(2,836)	(5,023)	(2,767)

Income (loss) before income taxes	(973)	(20,925)	5,424	(12,734)

INCOME TAXES (BENEFIT)	(745)	(9,000)	1,600	(5,957)

NET INCOME (LOSS)	(228)	(11,925)	3,824	(6,777)

NONCONTROLLING INTERESTS
Dividends on utility preferred stock	17	17	33	33

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(245)	$(11,942)	$3,791	$(6,810)

Weighted average common shares outstanding (basic)	14,345	14,481	14,374	14,472
Weighted average common shares outstanding (diluted)	14,345	14,481	14,390	14,472

BASIC AND DILUTED EARNINGS PER COMMON SHARE

Earnings (loss) per common share	$(0.02)	$(0.82)	$0.26	$(0.47)

Dividends per common share	$0.12	$0.12	$0.25	$0.25

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,086	$18,280
Accounts receivable, net of reserves of $673 and $466	13,269	13,086
Inventories-materials and supplies	2,674	2,651
Prepaid expenses	6,582	9,367
Other	2,145	2,500

TOTAL CURRENT ASSETS	36,756	45,884

PROPERTY, PLANT AND EQUIPMENT
In service	424,343	417,209
Under construction	6,143	5,235

	430,486	422,444
Less accumulated depreciation	267,824	258,642

	162,662	163,802

OTHER ASSETS
Goodwill	138,441	138,441
Intangible assets, net of accumulated amortization	88,895	97,344
Other	8,045	7,449

	235,381	243,234

TOTAL ASSETS	$434,799	$452,920

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,079	$7,076
Accounts payable and accrued liabilities	10,029	10,690
Accrued taxes	307	543
Accrued interest and dividends	1,228	1,178
Advance billings, customer deposits and other	4,659	4,706
Derivative financial instruments	1,928	3,091

TOTAL CURRENT LIABILITIES	25,230	27,284

LONG-TERM DEBT	175,513	179,054

OTHER LIABILITIES
Deferred income taxes	49,007	50,071
Defined benefit plans	21,531	34,749
Other	5,554	5,181

	76,092	90,001

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shareholders’ equity:
Common stock, par value $0.16, authorized shares-100,000; issued shares-16,313 at June 30, 2009 and 16,187 at December 31, 2008; outstanding shares-14,394 at June 30, 2009 and 14,410 at December 31, 2008	2,610	2,590
Additional paid-in capital	165,045	164,526
Accumulated other comprehensive loss	(20,352)	(21,908)
Retained earnings	30,090	29,917
Treasury stock at cost, 1,919 shares at June 30, 2009 and 1,777 shares at December 31, 2008	(20,875)	(19,990)

Total common shareholders’ equity	156,518	155,135
Noncontrolling interests:
Preferred stock of utility subsidiary, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

TOTAL EQUITY	157,964	156,581

TOTAL LIABILITIES AND EQUITY	$434,799	$452,920

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,824	$(6,777)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,484	15,616
Bad debt expense	520	203
Deferred income taxes	(2,034)	(9,852)
Stock-based compensation expense	367	245
Gain on retirement of property, plant and equipment	(42)	(41)
Intangible asset impairment	5,500	26,200
Termination of lease guarantee	—	(2,904)
Note receivable reserve	—	200
Changes in operating assets and liabilities:
Accounts receivable	(703)	380
Inventories	(22)	39
Prepaid expenses	2,735	(4,435)
Accounts payable and accrued liabilities	(533)	(3,048)
Accrued taxes and accrued interest	(186)	(688)
Advance billings, customer deposits and other	(47)	373
Defined benefit plans	(11,971)	(1,454)
Other, net	219	(281)

Net Cash Provided by Operating Activities	12,111	13,776

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,821)	(13,576)
Proceeds from sales of property, plant and equipment	340	409
Collection of note receivable	—	49

Net Cash Used In Investing Activities	(10,481)	(13,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,443)	(3,475)
Preferred dividends on noncontrolling interests	(33)	(33)
Payments on long-term debt	(3,537)	(4,285)
Proceeds from issuance of common stock and stock options exercised	74	60
Excess tax benefits from stock compensation plans	—	37
Purchase of treasury stock	(885)	—

Net Cash Used In Financing Activities	(7,824)	(7,696)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,194)	(7,038)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	18,280	17,845

END OF PERIOD	$12,086	$10,807

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$5,477	$6,021
Cash paid for income taxes (income tax refund received, net of payments)	(1,519)	6,769

See notes to condensed consolidated financial statements.

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009		2008
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,187	$2,590	16,092	$2,575
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors	126	20	69	11

Balance at June 30	16,313	2,610	16,161	2,586

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		164,526		163,560
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		519		528

Balance at June 30		165,045		164,088

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(21,908)		(7,216)
Reclassification adjustment for realized loss on derivative financial instruments, net of tax instruments, net of tax		1,072		280
Defined benefit plans, net of tax		730		297
Unrealized loss on derivative financial instruments, net of tax		(246)		(338)

Balance at June 30		(20,352)		(6,977)

RETAINED EARNINGS
Balance at beginning of year		29,917		48,147
Net income (loss)		3,824		(6,777)
Dividends on common stock: $0.25 per share for each period		(3,618)		(3,638)
Preferred dividends on noncontrolling interests		(33)		(33)

Balance at June 30		30,090		37,699

TREASURY STOCK
Balance at beginning of year	(1,777)	(19,990)	(1,667)	(19,192)
Treasury stock acquired	(142)	(885)	—	—

Balance at June 30	(1,919)	(20,875)	(1,667)	(19,192)

TOTAL COMMON SHAREHOLDERS’ EQUITY	14,394	156,518	14,494	178,204

NONCONTROLLING INTERESTS – PREFERRED STOCK OF UTILITY SUBSIDIARY

Balance at beginning of year and June 30	14	1,446	14	1,446

TOTAL EQUITY		$157,964		$179,650

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(228)	$(11,925)	$3,824	$(6,777)
Reclassification adjustment for realized loss on derivative financial instruments, net of income taxes of $418, $182, $760 and $198	590	258	1,072	280
Defined benefit plans, net of income taxes of $60, $105, $517 and $210	86	149	730	297
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($109), $396, ($175) and ($240)	(153)	558	(246)	(338)

Comprehensive income (loss)	295	(10,960)	5,380	(6,538)
Comprehensive income (loss) attributable to noncontrolling interests	(17)	(17)	(33)	(33)

Comprehensive income (loss) attributable to common shareholders	$278	$(10,977)	$5,347	$(6,571)

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ended December 31, 2009.

The Company’s consolidated financial statements were issued on August 6, 2009, which is also the date through which subsequent events were evaluated.

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income or loss.

2.	Merger of D&E Communications, Inc. and Windstream Corporation

The Company announced on May 11, 2009 that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), pursuant to which the Company will merge with and into Delta Merger Sub, Inc., a wholly owned subsidiary of Windstream (the “Merger” and the “Merger Sub,” respectively), with Merger Sub continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Shares”) will be canceled and converted automatically into the right to receive $5.00 per share in cash, without interest, and 0.65 shares of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

Windstream common stock. The Merger is subject to certain customary conditions, including the approval of the Merger Agreement by the shareholders of the Company, the approval of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PA PUC”) and other regulatory approvals.

The Company expects to distribute to its shareholders a definitive proxy statement/prospectus related to a special meeting of shareholders to consider and vote on the proposal to approve the Merger Agreement with Windstream. The acquisition is expected to close during the fourth quarter of 2009. However, factors outside of management’s control could delay or prevent completion of the proposed Merger. In the event of a termination of the Merger Agreement, the Company may be required to pay Windstream a termination fee of $5,500 in certain circumstances. For the six months ended June 30, 2009, the Company recorded $835 of transaction-related costs associated with the proposed Merger.

3.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis, in particular its interest rate swap derivatives. The partial adoption of SFAS 157 for these items did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position, results of operations and cash flows. However, the full adoption of SFAS 157 impacts the fair value measurements used when evaluating goodwill, other intangible assets and long-lived assets for impairment.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. In

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

addition, SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require us to recognize changes to valuation allowances for acquired deferred tax assets and changes to unrecognized tax benefits related to acquired income tax uncertainties as adjustments to income tax expense, rather than as adjustments to goodwill. The adoption of SFAS 141R did not have a material impact on the Company’s financial position, results of operations and cash flows. However, the Statement will affect the accounting treatment for any future business combinations. Additionally, the adoption of SFAS 141R affects the Company’s accounting treatment for changes to its unrecognized tax benefits and any changes will be recognized in income tax expense.

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

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The adoption of SFAS 161 only affected disclosures, thus its adoption had no impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued three final Staff Positions (FSPs) to provide additional application guidance and improve disclosures relating to fair value measurements and other-than-temporary impairments. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance on determining fair value when a formerly active market has become inactive or market activity has decreased, or where transactions are distressed (not orderly). FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), provides guidance on other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity and improves the presentation and disclosures of other-than-temporary impairments for debt and equity securities in the financial statements. FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim as well as annual financial statements. All three FSPs are effective for interim and annual periods ending after June 15, 2009 and, accordingly, the Company adopted FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did affect disclosures, but otherwise the adoption of these FSPs had no impact on the Company’s financial position, results of operations and cash flows.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure for events occurring subsequent to the balance sheet date but before the financial statements are issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009 and, accordingly, the Company adopted SFAS 165 effective for the period ending June 30, 2009. The adoption of SFAS 165 only affected disclosures, and thus had no impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46R”), to require a company to perform a qualitative analysis to determine whether the company’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”), rather than the quantitative approach previously required for determining the primary beneficiary of a VIE. The Statement also requires ongoing assessments of whether a company is the primary beneficiary of a VIE, rather than only when specific events occur as previously required. SFAS 167 is effective for annual periods beginning after November 15, 2009. The Company is currently evaluating the impact SFAS 167 will have on its financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the authoritative source for U.S. generally accepted accounting principles (“US GAAP”). SFAS 168 is effective for interim or annual reporting periods ending after September 15, 2009. After the adoption of SFAS 168, all references to US GAAP will use the new Codification numbering system prescribed by the FASB. The Codification is not intended to change or alter existing US GAAP, thus the adoption of SFAS 168 is not expected to have any impact on the Company’s financial position, results of operations and cash flows.

4.	Note Receivable

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The note receivable from eComm is reported in other long-term assets in the consolidated balance sheets as follows:

	June 30, 2009	December 31, 2008
Note receivable	$2,101	$2,101
Loss reserves	(1,074)	(1,074)

Net note receivable	$1,027	$1,027

Interest income on the note will only be recognized after the note principal is fully repaid.

5.	Goodwill and Intangible Assets

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

2009 Annual Impairment Evaluation

The Company completed its annual impairment evaluation as of April 30, 2009 and as a result, determined that the estimated fair value of the franchise intangible assets was less than their carrying value. The Company therefore recognized a non-cash impairment charge of $5,500 ($3,218 after tax) for the three

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

months ended June 30, 2009 to reduce the carrying value of the franchise intangible assets to their estimated fair value. The decline in the estimated fair value of the franchise intangible assets was primarily the result of an increase in the discount rate from 9.75% to 12.65%, which was the rate used in the discounted cash flow model to determine fair value of the franchise intangible asset. Due to the proximity of the annual impairment assessment to the Merger announcement, the discount rate assumption was based on, in addition to the assumptions noted below, estimates made by the Company of cash flows that could be generated by a market participant with consideration given to the terms of the Merger Agreement.

The critical assumptions as of April 30, 2009 used to estimate the fair value of our franchise intangible assets for the annual impairment evaluation were as follows:

Assumption
Estimated average long-term franchise revenue growth rate (1)	(2.00)%
Franchise intangible discount rate (2)	12.65%

(1)	Represents the estimated average long-term revenue growth rate beyond 2013 attributable to the franchise assets.
(2)	The discount rate is based on the Company’s overall weighted average cost of capital. Factors inherent in determining this rate include the expected interest costs on debt, debt market conditions, the relative amounts of debt and equity capital, the risk-free rate of return, the incremental return that a market participant would expect to earn on equity capital and the level of risk inherent in franchise assets of this nature.

The Company’s annual impairment evaluation as of April 30, 2009 did not indicate any impairment of the goodwill or customer relationships intangible assets. The key factors that were estimated to determine the fair value of goodwill and intangible assets include the estimated future cash flows, the estimated weighted average cost of capital, the estimated average long-term revenue growth rate, the estimated fair value of the Company based on the calculated market value of the share exchange defined in the Merger Agreement between the Company and Windstream, and other assumptions. The Company also considers the effects of competition, the regulatory environment, our market capitalization and current economic factors in its estimates of the expected future cash flows derived from such intangibles. Such evaluations for impairment are significantly impacted by estimates of future cash flows, the market price of our stock and other factors.

In conjunction with its annual impairment evaluation as of April 30, 2009, the Company evaluated various factors to determine whether events and circumstances continue to support an indefinite useful life for the franchise intangible assets, including (i) the effects of increasing competition, (ii) changes in customer demand due to changing cultural trends and recent weak economic conditions, (iii) changes in technology, and (iv) the projected decline in cash flows attributable to its franchise assets. The Company reviewed the attrition of current wireline customers and additions of new customers within the franchise areas to estimate the pattern of economic consumption for the franchise intangible assets. As a result of this evaluation effective May 1, 2009, the Company prospectively changed the estimated useful life of its franchise intangible assets from indefinite-lived to twenty-five years, calculated on a straight-line basis. The franchise asset amortization period is based on a linear regression analysis of the projected undiscounted cash flows of the franchise assets, key assumptions and other analytical tools used to estimate the period that the franchise assets are expected to contribute to operating cash flows. As a result of this change, the Company recorded amortization expense of $297 for the three months ended June 30, 2009.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

2008 Annual Impairment Evaluation

The annual impairment evaluation in the second quarter of 2008 did not indicate any impairment of the goodwill or customer relationships intangible assets. However, as of April 30, 2008, a decline in the estimated future regulated cash flows of the CEI RLECs in the Wireline segment indicated that there was an impairment of the franchise intangible assets. The reduction in the estimated future regulated cash flows was the result of management’s estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. In the second quarter of 2008, the Company recognized a non-cash franchise intangible asset impairment charge of $26,200 ($15,329 after tax).

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	June 30, 2009	December 31, 2008
FCC licenses (Indefinite life)	$898	$898
Franchises:
Gross carrying amount	53,500	59,000
Accumulated amortization	(297)	—

Franchises, net	53,203	59,000

Customer relationships:
Gross carrying amount	72,006	72,006
Accumulated amortization	(37,212)	(34,560)

Customer relationships, net	34,794	37,446

Net intangible assets	$88,895	$97,344

Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and six months ended June 30, 2009 and 2008 was $1,622, $1,325, $2,948 and $2,651, respectively.

Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2010	$7,442
2011	7,442
2012	6,626
2013	6,042
2014	6,042

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

6.	Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	June 30, 2009 Average Interest Rate	Maturity	June 30, 2009	December 31, 2008
Senior Secured Term Loan A	3.02%	2011	$26,604	$27,604
Senior Secured Term Loan B	5.96%	2011	135,396	136,146
Secured Term Loans	9.00%	2014	19,250	21,000
Capital lease obligation			1,342	1,380

			182,592	186,130
Less current maturities			7,079	7,076

Total long-term debt			$175,513	$179,054

Certain financial covenant calculations required by the Company’s credit facility have been affected by the non-cash intangible asset impairments recognized in the second quarter of 2009 and 2008 and the fourth quarter of 2008. The cumulative effect of these impairments on the covenant calculations as of June 30, 2009 was to increase the total indebtedness to total capitalization ratio from 49.4% to 53.7% and the fixed charge coverage ratio from 1.30 to 1.66. The total indebtedness to total capitalization ratio is required to be less than 60% and the fixed charge coverage ratio is required to be greater than 1.05. The non-cash intangible asset impairment did not affect the calculation of the total leverage ratio and the proforma debt service coverage ratio. At June 30, 2009, D&E was in compliance with the covenants required by the Company’s credit facility.

7.	Income Taxes

The effective tax rate for the second quarter of 2009 and 2008 was 76.6% and 43.0%, respectively. The effective tax rate for the second quarter of 2009 and 2008 is higher than the federal statutory rate of 35%, primarily due to state income taxes, net of federal tax benefits, on the non-cash intangible asset impairments.

The effective tax rate for the six months ended June 30, 2009 and 2008 was 29.5% and 46.8%, respectively. The effective tax rate for the first six months of 2009 is lower than the federal statutory rate of 35%, primarily due to the deferred tax benefit recognized on the non-cash intangible asset impairment and no corresponding current state income tax expense. The effective tax rate for the first six months 2008 is higher than the federal statutory rate of 35%, primarily due to state income taxes, net of federal tax benefits.

8.	Earnings per Common Share

Basic earnings per share amounts are based on net income or loss attributable to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

earnings per share amounts are based on net income or loss attributable to common shareholders divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 313,789 shares for the three and six months ended June 30, 2009 and 338,027 shares for the three and six months ended June 30, 2008 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

The following table shows how earnings per share were computed for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income (loss) attributable to common shareholders	$(245)	$(11,942)	$3,791	$(6,810)

Basic earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,345	14,481	14,374	14,472

Net income (loss) per common share	$(0.02)	$(0.82)	$0.26	$(0.47)

Diluted earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,345	14,481	14,374	14,472
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	—	—	16	—

Adjusted weighted average shares outstanding (thousands)	14,345	14,481	14,390	14,472

Net income (loss) per common share	$(0.02)	$(0.82)	$0.26	$(0.47)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

9.	Stock-Based Compensation

Stock Options

A summary of stock option activity and related information for the six months ended June 30, 2009 and 2008 follows:

	2009		2008
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding at beginning of period	335,027	$10.77	270,352	$10.60
Granted	—	—	67,675	11.48
Exercised	(2,681)	8.24	—	—
Expired	(18,557)	10.53	—	—

Outstanding at end of period	313,789	$10.80	338,027	$10.77

There were a total of 250,539 stock options exercisable at June 30, 2009 with a weighted-average exercise price of $10.55. The weighted average remaining contractual term was approximately 4.3 years for stock options outstanding as of June 30, 2009. There was no intrinsic value for stock options outstanding as of June 30, 2009, since the exercise price for all stock options outstanding exceeded the average closing price of the Company’s stock for the six months ended June 30, 2009. All stock options will become fully vested and earned upon completion of the proposed merger with Windstream.

Compensation expense related to stock options in the three and six months ended June 30, 2009 and 2008 was $43, $35, $94 and $70, respectively. The related tax benefits for the three and six months ended June 30, 2009 and 2008 were $18, $14, $39 and $29, respectively. As of June 30, 2009, there was $157 of total unrecognized compensation expense related to stock options, which is expected to be recognized over the period from July 2009 to December 2010.

Performance Restricted Shares

A summary of performance restricted share award activity and related information for the six months ended June 30, 2009 and 2008 follows:

	2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	48,862	$11.95	51,667	$9.98
Granted	42,870	7.01	31,195	11.48
Forfeited	—	—	(2,500)	3.20

Non-vested at end of period	91,732	$9.64	80,362	$10.77

The vesting period for the grants is three years. For shares granted in 2009, participants are issued restricted shares of common stock with reinvested dividend and voting rights. For share grants in 2008 and prior years, each performance restricted share is equal to one share of common stock for dividend (but not voting) purposes, and the participant is entitled to dividend equivalent shares, which are reinvested in additional performance restricted shares. Performance restricted shares and dividend equivalents are

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

forfeited if the performance target is not met during the performance period. At the end of the vesting period for shares granted in 2008 and prior years, any performance restricted shares that have been earned will be converted to shares of common stock through the issuance of shares. All performance restricted shares will become fully vested and earned upon completion of the proposed merger with Windstream.

The fair value of non-vested performance restricted shares recognized as compensation expense in the three and six months ended June 30, 2009 and 2008 was $101, $65, $167 and $131, respectively. The related tax benefits for the three and six months ended June 30, 2009 and 2008 were $42, $27, $69 and $54, respectively. As of June 30, 2009, there was $467 of total unrecognized compensation expense related to performance restricted shares, which is expected to be recognized over the period from July 2009 to December 2011.

In the six months ended June 30, 2009, 44,471 vested performance restricted shares, including dividend equivalents, were converted to shares of common stock.

2001 Stock Compensation Plan and Policy for Non-Employee Directors

The Company issued 14,451 and 8,211 common shares with a fair value of $82 and $74 to certain non-employee directors in the six months ended June 30, 2009 and 2008, respectively. The fair value of shares issued to non-employee directors recognized as expense in the three and six months ended June 30, 2009 and 2008 was $84, $26, $106 and $44, respectively. The related tax benefits for the three and six months ended June 30, 2009 and 2008 were $35, $11, $44 and $18, respectively.

10.	Financial Instruments and Fair Value Measurements

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. Cash and cash equivalents — The carrying amount approximates fair value because of the short maturity of these instruments.

b. Debt — The fair value of long-term debt was estimated based on the current incremental borrowing rates of similar debt trading in the secondary markets.

c. Interest rate swaps — The fair value has been calculated by the counterparties using appropriate valuation methodologies.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The estimated fair value of our financial instruments is as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$12,086	$12,086	$18,280	$18,280
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	19,250	21,479	21,000	22,328
Capital lease obligation	1,342	1,509	1,380	1,367
Variable rate long-term debt:
Term loan A	26,604	25,418	27,604	26,610
Term loan B	135,396	131,875	136,146	132,752
Interest rate swaps	2,163	2,163	3,661	3,661

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

The fair value hierarchy established in SFAS 157 prioritizes the inputs to valuation techniques used in measuring fair value into three levels, as follows:

•	Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that represent an entity’s own assumptions based on items that market participants would consider in determining fair value.

The fair value of our financial instruments measured on a recurring basis was determined using the following inputs:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2009:
Interest rate swaps	$2,163	$—	$2,163	$—

At December 31, 2008:
Interest rate swaps	$3,661	$—	$3,661	$—

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The fair value of interest rate swap agreements was derived from models using LIBOR rates, which were observable at quoted intervals for the full term of the agreements.

The fair value of our nonfinancial assets measured on a non-recurring basis was determined using the following inputs:

		Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Franchises, net of amortization	$53,203	$—	$—	$53,203	$(5,500)

In accordance with the provisions of SFAS No. 142, franchise intangible assets with a carrying value of $59,000 were written down to their fair value of $53,500, resulting in a non-cash impairment charge of $5,500, which was included in the results of operations for the second quarter of 2009. In addition, amortization expense of $297 was recorded on the franchise assets in the second quarter of 2009.

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

At June 30, 2009, the Company had interest rate swap agreements with a total notional amount of $132,000 and maturity dates ranging from September 2009 to October 2010. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense.

The fair value of derivative financial instruments is reported in the consolidated balance sheet as of June 30, 2009 as follows:

Fair Value
Interest rate swap agreements designated as cash flow hedges:
Current liabilities – derivative financial instruments	$1,928
Other liabilities – other	235

Total	$2,163

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The effect of derivative financial instruments designated as cash flow hedges on our consolidated statement of operations for the six months ended June 30, 2009 was as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swaps	$(421)	Interest expense	$(1,832)

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

11.	Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$341	$390	$—	$—
Interest cost	1,081	1,062	30	37
Expected return on plan assets	(1,228)	(1,045)	(4)	(8)
Amortization of prior service cost	—	(33)	(41)	(40)
Amortization of net loss	178	312	10	14

Net periodic benefit cost	$372	$686	$(5)	$3

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$683	$780	$—	$1
Interest cost	2,162	2,123	64	73
Expected return on plan assets	(2,456)	(2,089)	(9)	(15)
Amortization of prior service cost	—	(66)	(81)	(81)
Amortization of net loss	355	625	22	29
Curtailment gain - plan freeze	(982)	—	—	—

Net periodic benefit cost	$(238)	$1,373	$(4)	$7

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

On January 29, 2009, the Company approved an amendment to the D&E Communications, Inc. Employees’ Retirement Plan which will discontinue future benefit accruals to all active participants effective January 1, 2010. Following this amendment, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009. As a result of this amendment, the Company recognized a curtailment gain of $982 in the first quarter of 2009. This amendment did not have any effect on the Company’s pension plan for employees covered by a collective bargaining agreement.

The Company entered into a new collective bargaining agreement for certain employees which became effective July 12, 2009. As a result of this agreement, the Company will amend the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671, which will discontinue future benefit accruals to all active participants effective January 1, 2010. The plan will also be amended to exclude from membership any collective bargaining employees hired after July 12, 2009.

In addition, active non-vested participants will become fully vested in the non-union and union pension plans and 401(k) plans upon completion of the proposed merger with Windstream.

During the six months ended June 30, 2009, D&E contributed $11,700 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. The Company presently anticipates making additional contributions in the amount of $2,600 to its defined benefit plans during the remainder of 2009.

12.	Business Segment Data

D&E’s business segments are: Wireline, Systems Integration, and Corporate and Other. The measure of profitability that management uses to evaluate performance of its business segments is operating income (loss).

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Segment	2009	2008	2009	2008	2009	2008

Wireline	$34,760	$36,221	$—	$10	$2,145	$(17,722)
Systems Integration	655	904	—	—	(100)	8
Corporate and Other	426	424	—	—	(304)	(375)
Eliminations	—	—	—	(10)	—	—

Total	$35,841	$37,549	$—	$—	$1,741	$(18,089)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Segment	2009	2008	2009	2008	2009	2008

Wireline	$69,547	$72,710	$9	$19	$11,250	$(9,090)
Systems Integration	1,361	1,794	—	—	(179)	(153)
Corporate and Other	872	842	—	—	(624)	(724)
Eliminations	—	—	(9)	(19)	—	—

Total	$71,780	$75,346	$—	$—	$10,447	$(9,967)

	Segment Assets
Segment	June 30, 2009	December 31, 2008
Wireline	$434,739	$441,189
Systems Integration	1,100	1,245
Corporate and Other	448,958	451,567
Eliminations	(449,998)	(441,081)

Total	$434,799	$452,920

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating income (loss) from reportable segments	$2,045	$(17,714)	$11,071	$(9,243)
Corporate and other operating loss	(304)	(375)	(624)	(724)
Interest expense	(2,767)	(2,951)	(5,669)	(6,300)
Other, net	53	115	646	3,533

Income (loss) before income taxes	$(973)	$(20,925)	$5,424	$(12,734)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may relate to our financial condition, results of operations, plans, objectives, future performance and business. Often these statements include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plans,” or similar words or expressions. In particular, statements, expressed or implied, concerning future operating results, the ability to generate income or cash flows, or our capital resources or financing plans are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Our actual performance or achievements may differ materially from those contemplated by these forward-looking statements. These forward-looking statements involve certain risks and uncertainties, including, but not limited to:

•	our proposed merger with Windstream Corporation may be delayed or may not occur at all, which could negatively affect the market price of our common stock and our business and financial results;

•	changes in the competitive and technological environment in which we operate;

•	our ability to further penetrate our markets and the related cost of that effort;

•	reductions in rates or call volume that generate network access revenues;

•	government and regulatory policies at both the federal and state levels, including potential intercarrier compensation reform;

•	current economic conditions;

•	a decline in value of our pension fund assets;

•	our current level of debt financing;

•	potential future goodwill or intangible asset impairment charges; and

•	our ability to fund necessary investment in plant and equipment.

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

(Dollar amounts are in thousands, except per share amounts)

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

(Dollar amounts are in thousands, except per share amounts)

and preventive maintenance services for our customers, and applications provided by our Jazzd™ Internet service provider which offers customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

As of June 30, 2009, we served 116,095 RLEC access lines, 46,900 CLEC access lines, 44,005 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 1,821 dial-up Internet access subscribers, 7,864 video subscribers and 952 web-hosting customers resulting in total customer connections of 217,637. For the quarter ended June 30, 2009, we generated total consolidated revenues of $35,841, consolidated operating income of $1,741 and consolidated net loss attributable to common shareholders of $245.

Merger of D&E Communications, Inc. and Windstream Corporation

The Company announced on May 11, 2009 that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Windstream Corporation, a Delaware corporation (“Windstream”), pursuant to which the Company will merge with and into Delta Merger Sub, Inc., a wholly owned subsidiary of Windstream (the “Merger” and the “Merger Sub,” respectively), with the Merger Sub continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Shares”) will be canceled and converted automatically into the right to receive $5.00 per share in cash, without interest, and 0.65 shares of Windstream common stock. The Merger is subject to certain customary conditions, including the approval of the Merger Agreement by the shareholders of the Company, the approval of the Federal Communications Commission (“FCC”) and the Pennsylvania Public Utility Commission (“PA PUC”) and other regulatory approvals.

The Company expects to distribute to its shareholders a definitive proxy statement/prospectus related to a special meeting of shareholders to consider and vote on the proposal to approve the Merger Agreement with Windstream. The merger is expected to close during the fourth quarter of 2009. However, factors outside of management’s control could delay or prevent completion of the proposed Merger. In the event of a termination of the Merger Agreement, the Company may be required to pay Windstream a termination fee of $5,500 in certain circumstances. For the six months ended June 30, 2009, the Company recorded $835 of transaction-related costs associated with the proposed Merger.

Revenues, Expenses and Capital Expenditures

Our Wireline and Systems Integration revenue is derived primarily from the provision of services and sales of equipment described above. A significant portion of our Wireline revenue consists of monthly recurring charges billed to our customers for the services that we provide to them.

Our RLECs’ intrastate services are subject to regulation by the PA PUC. We have entered into a regulatory framework, commonly known as our Chapter 30 Plan, with the PA PUC for our intrastate operations under which we agreed to meet certain broadband service delivery parameters in exchange for a price-cap formula, rather than rate-of-return regulation, in determining our pricing for intrastate services. Prices for our RLECs’ interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on rate of return regulations and the “average schedule” formulas proposed by the National Exchange Carrier Association, Inc. (“NECA”).

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

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

We incur access line-related capital expenditures associated with access line additions and costs related to the provision of broadband Internet services in our Wireline markets. Our capital expenditures related to CLEC access line growth are generally associated with serving additional customers or servicing existing customers on our own facilities and, therefore, tend to result in incremental revenue or higher margins from those customers. We also incur capital expenditures to expand our capacity to provide business continuity and co-location services. We believe that our additional capital expenditures relating to our investment in software and systems will allow us to remain competitive in the marketplace and generally allow for operating efficiencies.

Business Strategy

Our primary business objective is to be a leading, regional broadband integrated communications service provider (“ICP”). Pending completion of our proposed merger with Windstream, we are continuing to operate our business with this objective in mind. To achieve this objective:

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

Our DSL/high-speed Internet connections increased by 4,117, or 10.3%, and CLEC access lines increased by 438, or 0.9%, from June 30, 2008 to June 30, 2009. Wireline communication services revenue increased $196 in the first six months of 2009 compared to the same period of 2008 as a result of additional DSL/high-speed Internet customers, additional video subscribers and revenue growth in other services provided that are not reflected in our total customer connection counts, such as transparent local area network services and business continuity and co-location services. Our Haywire™ computer support services, which allow us to handle new computer set-up, installation, troubleshooting and preventive

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

maintenance services for our customers, is an example of our commitment to our broadband business. We also offer our customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

Although access lines have decreased in our RLEC markets and the CLEC access line growth rates have slowed, our total revenue for private line circuits, dedicated circuits, Ethernet and IP VPN services, which are not included in our total customer connection counts, has increased. The following table reflects private line circuit, dedicated circuit, Ethernet and IP VPN service revenue:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change

RLEC markets	$1,859	$1,799	3.3%	$3,758	$3,570	5.3%
CLEC markets	2,496	2,310	8.1%	4,955	4,475	10.7%

Total	$4,355	$4,109	6.0%	$8,713	$8,045	8.3%

Business Trends, Risks and Uncertainties

•	Convergence of technologies

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

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. Additionally, during the second quarter of 2009, we entered into a four year contract with a customer for co-location services that will require us to expand our existing co-location facility. As a result, we have increased our capital budget for 2009 from $18,000 to $19,500. However, our ability to invest in infrastructure to remain competitive may be limited by our ability to generate cash flow from operations and our indebtedness of $182,592 as of June 30, 2009.

•	Pro-competitive regulatory environment

It is basic policy of the FCC and the PA PUC to encourage competition in the communications industry. Federal and state regulatory trends toward a more competitive marketplace through reduced competitive entry standards are likely to have negative effects on our business and our ability to compete. The introduction of competition could have a negative effect on our RLEC operating results, yet at the same time present opportunities in our CLEC markets. Competitors currently have the opportunity to seek the removal of our RLECs’ federal rural exemption in order to have access to our customers by entering our territory and using our facilities through interconnection agreements to provide local services.

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

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by NECA. If the FCC would disallow RLECs from receiving compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. NECA implemented new average schedule formulas that became effective July 1, 2009. We estimate that the July 2009 changes to these formulas, based on current access lines and minutes of use, will increase annual consolidated network access revenues by approximately $565.

The FCC and the PA PUC are reviewing potential modifications to the current systems of interstate and intrastate network access rates that telecommunication companies charge each other for network access. The FCC released a Further Notice of Proposed Rulemaking in November 2008, seeking comment on three specific proposals to reform intercarrier compensation and universal service funding. There has been no further action on these proposals, or on any alternatives, by the FCC. Intercarrier revenues are

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

material to D&E and any changes in the manner in which they are determined could have a material impact on our results of operations and financial condition. Until the FCC and the PA PUC adopt specific proposals, it is impossible to predict how much any proposed changes could affect our business and whether they will be favorable or unfavorable. In addition, it is also unknown how any proposals might impact NECA and its settlement process and how our CLEC operations could be impacted.

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

We had indebtedness of $182,592 at June 30, 2009. Our indebtedness could restrict our operations because we will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and make us more vulnerable to competitive pressures and economic or industry downturns. Our loan agreement requires us to maintain compliance with certain financial and operational covenants. At June 30, 2009, we were in compliance with these covenants.

•	Goodwill and intangible asset impairments

We test goodwill and indefinite-lived intangible assets on an annual basis by comparing the asset’s carrying value to its fair value, or between annual tests if events occur or circumstances change that indicates the asset’s fair value may be less than its carrying value. Factors that could reduce the fair value of our goodwill and intangible assets below carrying value include a sustained decline in our stock price and market capitalization, a reduction in expected future cash flows and other factors. Significant judgment is required in developing the estimates and assumptions used in evaluations for impairment. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets and significant impairment charges could result. While any such impairment charge would be a non-cash expense, it could significantly reduce net income and shareholders’ equity and affect future compliance with our debt covenants.

We recorded franchise asset impairment charges of $5,500 and $26,200 for the six months ended June 30, 2009 and 2008, respectively. The Notes to the Condensed Consolidated Financial Statements contain more information on our goodwill and intangible assets. Certain financial covenant calculations required by our credit facility have been affected by the non-cash intangible asset impairments recognized in the second quarter of 2009 and 2008 and the fourth quarter of 2008. The cumulative effect of these impairments on the covenant calculations as of June 30, 2009 was to increase the total indebtedness to total capitalization ratio from 49.4% to 53.7% and the fixed charge coverage ratio from 1.30 to 1.66. The non-cash intangible asset impairment did not affect the calculation of the total leverage ratio and the proforma debt service coverage ratio.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

•	Defined benefit pension plans

Our pension plan assets increased in value by approximately 6% in the six months ended June 30, 2009. For the year ended December 31, 2008, our pension plan assets decreased in value by approximately 29%. It is possible that the value of plan assets could decline in the future, which could have a negative impact on the funded status of the plan. As a result, our pension expense and cash contributions to the plans could increase in the future. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. The Company entered into a new collective bargaining agreement for certain employees which became effective July 12, 2009. As a result of this agreement, the Company will amend the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671, which will discontinue future benefit accruals to all active participants effective January 1, 2010. The plan will also be amended to exclude from membership any collective bargaining employees hired after July 12, 2009. Following the amendments to the plans, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009.

In addition, active non-vested participants will become fully vested in the non-union and union pension plans and 401(k) plans upon completion of the proposed merger with Windstream.

Conclusion

The foregoing opportunities and risks require management to attempt to balance several aspects of our business. Our Wireline segment is the primary provider of cash flow both to pursue our business plan to be a leading, regional broadband integrated communications provider and to provide a current return on investment to our shareholders in the form of a dividend. However, because our resources are limited, and the manner in which the communications industry will develop is uncertain, in terms of technology, competition and regulation, we may not be able to pursue every possible avenue of development, and critical decisions will need to be made among various alternatives. These decisions can be made more difficult by our desire to balance our short-term goals of maintaining our Wireline business and dividend return and our long-term goal of providing voice, data and video services on the next generation, IP-based network. Maintaining our dividend payout, which continues to be a fundamental goal of our board of directors and an expenditure that our management plans for annually, may be challenging due to payments of principal and interest on our long-term debt and restrictions under our financing facilities, the latter including an annual limitation of $10,000 in dividends and stock repurchases, the requirement to remain in compliance with financial covenants and the capital requirements of our business strategy.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Results of Operations

The following tables are a summary of our operating results by segment for the three and six months ended June 30, 2009 and 2008.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company

June 30, 2009
Revenues – External	$34,760	$655	$426	$—	$35,841
Revenues – Intercompany	—	—	—	—	—

Total Revenues	34,760	655	426	—	35,841

Depreciation and Amortization	7,148	22	256	—	7,426
Intangible Asset Impairment	5,500	—	—	—	5,500
Other Operating Expenses	19,967	733	474	—	21,174

Total Operating Expenses	32,615	755	730	—	34,100

Operating Income (Loss)	$2,145	$(100)	$(304)	$—	$1,741

June 30, 2008
Revenues – External	$36,221	$904	$424	$—	$37,549
Revenues – Intercompany	10	—	—	(10)	—

Total Revenues	36,231	904	424	(10)	37,549

Depreciation and Amortization	7,527	42	199	—	7,768
Intangible Asset Impairment	26,200	—	—	—	26,200
Other Operating Expenses	20,226	854	600	(10)	21,670

Total Operating Expenses	53,953	896	799	(10)	55,638

Operating Income (Loss)	$(17,722)	$8	$(375)	$—	$(18,089)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Six months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company

June 30, 2009
Revenues – External	$69,547	$1,361	$872	$—	$71,780
Revenues – Intercompany	9	—	—	(9)	—

Total Revenues	69,556	1,361	872	(9)	71,780

Depreciation and Amortization	13,957	46	481	—	14,484
Intangible Asset Impairment	5,500	—	—	—	5,500
Other Operating Expenses	38,849	1,494	1,015	(9)	41,349

Total Operating Expenses	58,306	1,540	1,496	(9)	61,333

Operating Income (Loss)	$11,250	$(179)	$(624)	$—	$10,447

June 30, 2008
Revenues – External	$72,710	$1,794	$842	$—	$75,346
Revenues – Intercompany	19	—	—	(19)	—

Total Revenues	72,729	1,794	842	(19)	75,346

Depreciation and Amortization	15,141	87	388	—	15,616
Intangible Asset Impairment	26,200	—	—	—	26,200
Other Operating Expenses	40,478	1,860	1,178	(19)	43,497

Total Operating Expenses	81,819	1,947	1,566	(19)	85,313

Operating Income (Loss)	$(9,090)	$(153)	$(724)	$—	$(9,967)

Consolidated Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Operating Revenues

Consolidated revenues decreased $1,708, or 4.5%, to $35,841 for the quarter ended June 30, 2009, from $37,549 for the same period in 2008. Wireline revenue decreased $1,471 primarily due to lower local telephone, network access, long distance and other revenues. Systems Integration revenue declined $249 due to a decline in services and equipment sales revenue of $122 and $127, respectively. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

Operating Expenses

Consolidated operating expenses decreased $21,538, or 38.7%, to $34,100 for the quarter ended June 30, 2009, from $55,638 for the same period in 2008. Depreciation and amortization in the Wireline segment decreased $379 primarily due to certain fixed assets becoming fully depreciated in June and July of 2008, partially offset by amortization of the franchise intangible assets described below. Wireline intangible asset impairment expense decreased $20,700. As a result of our annual impairment tests, as of April 30, 2009 and 2008, we recorded non-cash intangible asset impairments of $5,500 and $26,200 in the second quarters of 2009 and 2008, respectively. Other Wireline and Systems Integration operating expenses decreased $259 and $141, respectively. These expense changes are more fully described in the Wireline and Systems Integration segment results.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Operating Income (Loss)

Consolidated operating income (loss) increased $19,830, to an operating income of $1,741 for the second quarter of 2009 compared to an operating loss of $18,089 in the same period of 2008. Operating income (loss) as a percentage of revenue was 4.9% in the second quarter of 2009, compared to (48.2)% in the same period of 2008. The increase in operating income is primarily the result of the decline in intangible asset impairment expense of $20,700, partially offset by the decline in operating revenue of $1,708.

Other Income (Expense)

Other income (expense) was a net expense of $2,714 in the second quarter of 2009, compared to a net expense of $2,836 for the same period in 2008. Interest expense decreased to $2,767 in the second quarter of 2009, compared to $2,951 in the same period of 2008, as a result of reductions in debt and decreases in short-term interest rates.

Income Taxes (Benefit)

Income taxes were a benefit of $745 in the second quarter of 2009, compared to a benefit of $9,000 for the same period in 2008. The effective income tax rates for the second quarter of 2009 and 2008 were 76.6% and 43.0%, respectively. In the second quarter of 2009 and 2008, the effective income tax rate was higher than the federal statutory rate of 35% by 41.6% and 8.0%, respectively, primarily due to state income taxes, net of federal tax benefits. The state income taxes, net of federal tax benefits, component of the effective income tax rate was 41.3% and 8.0% for the second quarter of 2009 and 2008, respectively, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment.

Net Income (Loss) Attributable to Common Shareholders

Net loss attributable to common shareholders was $245, or $0.02 per share, in the second quarter of 2009 compared to a net loss attributable to common shareholders of $11,942, or $0.82 per share, in the second quarter of 2008. The primary reason for the decrease was the reduction in the intangible asset impairment expense of $20,700 ($12,111 after tax).

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Operating Revenues

Consolidated revenues decreased $3,566, or 4.7%, to $71,780 for the six months ended June 30, 2009, from $75,346 for the same period in 2008. Wireline revenue decreased $3,173 primarily due to lower local telephone, network access, long distance and directory revenues totaling $3,239, partially offset by an increase in communication services revenue of $196. Systems Integration revenue declined $433 due to a decline in services and equipment sales revenue of $243 and $190, respectively. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Operating Expenses

Consolidated operating expenses decreased $23,980, or 28.1%, to $61,333 for the six months ended June 30, 2009, from $85,313 for the same period in 2008. Depreciation and amortization in the Wireline segment decreased $1,184 primarily due to certain fixed assets becoming fully depreciated in June and July of 2008, partially offset by amortization of the franchise intangible assets described below. Wireline intangible asset impairment expense decreased $20,700 in the second quarter of 2008. Expenses also decreased approximately $884 due to a pension curtailment gain described below, of which approximately $813, $44 and $27 were recorded in the Wireline, Systems Integration and Corporate and Other segments, respectively. Other Wireline and Systems Integration operating expenses decreased $816 and $363, respectively. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Operating Income (Loss)

Consolidated operating income (loss) increased $20,414, to an operating income of $10,447 for the six months ended June 30, 2009 compared to an operating loss of $9,967 in the same period of 2008. Operating income (loss) as a percentage of revenue was 14.6% in the first six months of 2009, compared to (13.2)% in the same period of 2008. The increase in operating income was a result of the declines in depreciation expense of $1,132, intangible asset impairment expense of $20,700 and other operating expenses of $2,148, partially offset by the decline in operating revenue of $3,566.

Other Income (Expense)

Other income (expense) was a net expense of $5,023 in the six months ended June 30, 2009, compared to a net expense of $2,767 for the same period in 2008. Interest expense decreased to $5,669 in the six months ended June 30, 2009, compared to $6,300 in the same period of 2008, as a result of reductions in debt and decreases in short-term interest rates. Other income decreased $2,887 to $646 in 2009 compared to $3,533 in 2008. In the first quarter of 2008, we recorded $2,904 of income as a result of a lease guarantee termination.

Income Taxes (Benefit)

Income taxes were $1,600 in the six months ended June 30, 2009, compared to a benefit of $5,957 for the same period in 2008. The effective income tax rates for the first six months of 2009 and 2008 were 29.5% and 46.8%, respectively. In 2009, the effective income tax rate was 5.5% lower than the federal statutory rate of 35% and the state income taxes, net of federal tax benefits, component of the effective income tax rate was a 5.5% decrease, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment. In 2008, the effective income tax rate was 11.8% higher than the federal statutory rate of 35% and the state income taxes, net of federal tax benefits, component of the effective income tax rate was an 11.9% increase, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment, partially offset by the deferred state tax expense recognized on the termination of a lease guarantee.

Net Income (Loss) Attributable to Common Shareholders

Net income attributable to common shareholders was $3,791, or $0.26 per share, in the six months ended June 30, 2009 compared to net loss of $6,810, or $0.47 per share, in the same period of 2008. The

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

primary reason for the increase was the reduction in the intangible asset impairment expense of $20,700 ($12,111 after tax), partially offset by the decrease in other income as a result of the lease guarantee termination in the first quarter of 2008.

Wireline Segment Results

		Three months ended June 30,
	2009	2008	Change	% Change
Revenues:
Local Telephone Service	$11,976	$12,394	$(418)	(3.4)
Network Access	9,824	10,527	(703)	(6.7)
Long Distance	4,916	5,014	(98)	(2.0)
Communication Services	6,389	6,398	(9)	(0.1)
Directory	1,027	1,103	(76)	(6.9)
Other	628	795	(167)	(21.0)

Total Revenues	34,760	36,231	(1,471)	(4.1)

Depreciation and Amortization	7,148	7,527	(379)	(5.0)
Intangible Asset Impairment	5,500	26,200	(20,700)	(79.0)
Other Operating Expenses	19,967	20,226	(259)	(1.3)

Total Operating Expenses	32,615	53,953	(21,338)	(39.5)

Operating Income (Loss)	$2,145	$(17,722)	$19,867	112.1

Customer Connections at June 30:
RLEC Access Lines	116,095	122,461	(6,366)	(5.2)
CLEC Access Lines	46,900	46,462	438	0.9
DSL/High-Speed Internet	44,005	39,888	4,117	10.3
Dial-up Access	1,821	2,683	(862)	(32.1)
Video	7,864	7,425	439	5.9
Web-hosting	952	1,002	(50)	(5.0)

Total	217,637	219,921	(2,284)	(1.0)

Revenues

Basic local telephone service revenue decreased $518 primarily due to a decline in RLEC access lines. Other local exchange revenue decreased $123 due to a decline in custom calling features and installation revenue. Local private network revenue increased $222 primarily due to growth in transparent local area network (“TLS”) and virtual private network (“IP VPN”) services. Network access revenue declined primarily due to lower subscriber line charges of $172 as a result of the decline in RLEC access lines, a revenue decrease of approximately $323 due to a change in the routing of long distance calls as described below, lower NECA revenue of $72 and a revenue decrease of approximately $200 primarily due to a decline in minutes of use. Long distance toll revenues decreased $142 primarily due to a reduction in the average rate per minute of use, partially offset by an increase in long distance circuit revenue of $44 due to growth in TLS revenue. Communication services revenue decreased $215 due to a decline in universal service fees billed to DSL customers, partially offset by additional DSL/high-speed Internet revenue of approximately $175 attributable to subscriber and TLS services growth. Universal service expenses related

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

to DSL revenue also declined as described below. Communication services revenue also increased from additional business continuity and co-location revenue of $47 and video revenue of $77, partially offset by a reduction in dial-up Internet revenue of $51 and web-hosting revenue of $35. The directory revenue decrease is in accordance with the terms of the contract under which the annual contractual revenue declines moderately each year over the period of the contract which ends in January 2010. Other revenue decreased due to a decline in data cabling projects completed for customers.

Expenses

Depreciation and amortization expense decreased due to certain fixed assets becoming fully depreciated in June and July 2008, partially offset by the depreciation expense on fixed assets placed in service in the current year and amortization of $297 on the franchise intangible assets described below. Network access expense decreased $450 primarily due to a change in the routing of long distance calls as described below. Wages decreased approximately $168 primarily due to a decline in the number of employees. Employee benefits decreased $169 primarily due to lower pension expense. Universal service fund expenses declined $203 as a result of lower access lines and a reduction in universal service fees for DSL services. Subcontractor expenses decreased $203 due to the decline in data cabling projects completed for customers. Intangible asset impairment expense decreased $20,700.

Corporate overhead expenses allocated to the Wireline segment increased $860 primarily due to merger related costs. Bad debt expense increased $221 primarily due to a dispute with a customer on amounts billed to it.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2009 in conjunction with the preparation of this Form 10-Q. Based on the results of the evaluation, a non-cash franchise asset impairment charge of $5,500 ($3,218 after tax) was recognized for the three months ended June 30, 2009. The 2009 impairment charge was primarily the result of an increase in the discount rate from 9.75% to 12.65%, which was the rate used in the Company’s discounted cash flow model to determine fair value of the franchise intangible asset. Due to the proximity of the annual impairment assessment to the Merger announcement, the discount rate assumption was based on, in addition to the assumptions listed in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, estimates made by the Company of cash flows that could be generated by a market participant with consideration given to the terms of the Merger Agreement.

We evaluated various factors, including (i) the effect of increasing competition, (ii) estimated declines in customer demand, (iii) lower prices due to bundled plan discounts, and (iv) the projected decline in future cash flows attributable to the franchise assets, and concluded that circumstances no longer support an indefinite useful life on the franchise assets. Effective May 1, 2009, we prospectively changed the estimated useful life of our franchise intangible assets from indefinite-lived to twenty-five years, calculated on a straight-line basis, over the estimated average remaining period that the franchise assets are expected to contribute to operating cash flows.

In the three months ended June 30, 2008, we recognized a non-cash intangible asset impairment charge of $26,200 ($15,329 after tax). A decline in the estimated future regulated cash flows of our Conestoga and Buffalo Valley RLECs in the Wireline segment indicated that there was an impairment of

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

the franchise intangible assets. The reduction in the estimated future regulated cash flows was the result of management’s estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines.

The key factors that must be estimated to determine the fair value of intangible assets include the estimation of future cash flows, the estimation of discount rates and long-term growth rates and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment and current economic factors in our estimates of the expected future cash flows derived from such intangibles. The annual impairment evaluation in 2008 and 2009 did not indicate an impairment of the goodwill or customer relationships intangible assets. The Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q contain a more extensive discussion on the non-cash intangible asset impairment.

		Six months ended June 30,
	2009	2008	Change	% Change
Revenues:
Local Telephone Service	$24,087	$24,781	$(694)	(2.8)
Network Access	19,430	21,519	(2,089)	(9.7)
Long Distance	9,838	10,126	(288)	(2.8)
Communication Services	12,934	12,738	196	1.5
Directory	2,063	2,231	(168)	(7.5)
Other	1,204	1,334	(130)	(9.7)

Total Revenues	69,556	72,729	(3,173)	(4.4)

Depreciation and Amortization	13,957	15,141	(1,184)	(7.8)
Intangible Asset Impairment	5,500	26,200	(20,700)	(79.0)
Other Operating Expenses	38,849	40,478	(1,629)	(4.0)

Total Operating Expenses	58,306	81,819	(23,513)	(28.7)

Operating Income (Loss)	$11,250	$(9,090)	$20,340	223.8

Customer Connections at June 30:
RLEC Access Lines	116,095	122,461	(6,366)	(5.2)
CLEC Access Lines	46,900	46,462	438	0.9
DSL/High-Speed Internet	44,005	39,888	4,117	10.3
Dial-up Access	1,821	2,683	(862)	(32.1)
Video	7,864	7,425	439	5.9
Web-hosting	952	1,002	(50)	(5.0)

Total	217,637	219,921	(2,284)	(1.0)

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Revenues

Basic local telephone service revenue decreased $907 primarily due to a decline in RLEC access lines. Other local exchange revenue decreased $223 due to a decline in custom calling features and installation revenue. Local private network revenue increased $441 primarily due to growth in transparent local area network (“TLS”) and virtual private network (“IP VPN”) services. Network access revenue declined primarily due to lower NECA settlements of $810, lower subscriber line charges of $333 as a result of the decline in RLEC access lines, a revenue decrease of approximately $844 due to a change in the routing of long distance calls as described below and a revenue decrease of approximately $240 primarily due to a decline in minutes of use, partially offset by a special access revenue increase of $163 due to increases in the average rate per circuit and additional circuits in service. Long distance toll revenues decreased $380 primarily due to a reduction in the average rate per minute of use, partially offset by an increase in long distance circuit revenue of $92 due to growth in TLS revenue. Communication services revenue increased due to additional DSL/high-speed Internet revenue of approximately $509 attributable to subscriber and TLS services growth, partially offset by a $337 decline in universal service fees billed to DSL customers. Universal service expenses related to DSL revenue also declined as described below. Communication services revenue also increased from additional business continuity and co-location revenue of $92 and video revenue of $132, partially offset by a reduction in dial-up Internet revenue of $118 and web-hosting revenue of $58. The directory revenue decrease is in accordance with the terms of the contract under which the annual contractual revenue declines moderately each year over the period of the contract which ends in January 2010. Other revenue decreased due to a decline in data cabling projects completed for customers.

Expenses

Depreciation and amortization expense decreased due to certain fixed assets becoming fully depreciated in June and July 2008, partially offset by the depreciation expense on fixed assets placed in service in the current year and amortization of $297 on the franchise intangible assets described above. Network access expense decreased $912 primarily due to a change in the routing of long distance calls as described below. Wages decreased approximately $227 primarily due to a decline in the number of employees, partially offset by one-time wage payments of $140 to employees who elected retirement as described below. Employee benefits decreased $1,088 primarily due to the pension curtailment gain described below. Universal service fund expenses declined $268 as a result of lower access lines and a reduction in universal service fees for DSL services. Subcontractor expenses decreased $244 due to the decline in data cabling projects completed for customers. Intangible asset impairment expense decreased $20,700.

Corporate overhead expenses allocated to the Wireline segment increased $574 primarily due to merger related costs, partially offset by lower executive, accounting, legal and marketing expenses related to ongoing operations of the Company. Leased communication facilities and costs of services expense increased approximately $434 due to a first quarter 2008 expense reduction as result of a settlement with a vendor on an estimated amount owed to them. Bad debt expense increased $222 primarily due to a dispute with a customer on amounts billed to it.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Factors Affecting Future Results

The PA PUC approved various local service rate increases for two of our three RLECs which became effective July 1, 2009. The new rates are estimated to increase quarterly revenue by approximately $262. The actual quarterly revenue increase will be different to the extent that the actual number of access lines in service may differ from the historical data used in developing the new rates.

In July 2008, we implemented changes in routing of our long distance toll usage in response to increases in wholesale interexchange carrier usage rates from our long distance provider. The routing changes were implemented to transport our long distance usage in the most cost effective manner. As a result of these routing changes, network access revenues and network access expenses decreased for the six months ended June 30, 2009 compared to the same period in 2008. We do not expect this routing change to have any effect on the comparison of network access revenues and expenses when comparing the last six months of 2009 to the same period of 2008.

In July 2009, we entered into a three-year agreement for the publication of three of our four directories, beginning in the fourth quarter of 2009 for two of the directories and beginning in the first quarter of 2010 for one directory. Our directory revenue, when compared to 2009 directory revenues, will decline approximately $363 in 2010 with further reductions of approximately $134 in 2011 and $259 in 2012 as a result of the new agreement. Our directory expense will not change as a result of this agreement.

We estimate an increase in amortization expense of $1,070 in the last six months of 2009 compared to the same period of 2008 due to a change in the estimated useful life of our franchise intangible assets from an indefinite life to a finite life of twenty-five years. We also estimate a slight increase in depreciation expense in the last six months of 2009 compared to the same period of 2008 as a result of additional fixed assets placed in service.

In January 2009, we amended the D&E Communications, Inc. Employees’ Retirement Plan to discontinue future benefit accruals to all active participants effective January 1, 2010. As a result of the amendment, we expect pension expense to decline approximately $1,900 in 2009 compared to 2008, primarily due to a pension curtailment gain of $982 in the first quarter of 2009 and a reduction in the actuarial losses of the pension plans due to the liability gain associated with the plan amendment. Approximately $884 of the pension curtailment gain was recorded as a reduction of operating expenses and approximately $98 was capitalized.

In July 2009, we entered into a new collective bargaining agreement with certain employees of the Company that amends the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 and discontinues future benefit accruals to all active participants effective January 1, 2010. We do not expect the amendment to result in a plan curtailment and we are currently estimating the impact of the amendment on our financial position, results of operation and cash flows.

The Company offered a one-time payment to all non-union employees who are or will be eligible for unreduced retirement benefits by December 31, 2009. A total of nine eligible employees have elected to retire. The total cost of the one-time payments is $140. We recognized an expense of $171 in the first quarter of 2009 and reduced expenses by $31 in the second quarter of 2009. It is estimated that, based on these nine employee retirements and provided none of these positions with the Company are replaced, the Company will realize a reduction in wages and payroll taxes of $216 in 2009 and of approximately $500 on an annual basis thereafter.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

In 2005, the Company grandfathered union employees who were eligible for an unreduced retirement benefit as of June 1, 2005 with the opportunity to remain on the Company’s health care plan after retirement. As a result of the July 2009 collective bargaining agreement described above, union employees eligible for this grandfathered benefit must apply for retirement by October 31, 2009 and retire no later than December 31, 2009 in order to be eligible for this grandfathered benefit at retirement. In addition, the Company has offered a one-time payment to all union employees who are or will be eligible for unreduced retirement benefits by December 31, 2009 and who elect to retire by December 31, 2009. An eligible person must apply for retirement by October 31, 2009, in order to receive the payment. The Company estimates that, if all of the employees eligible for the payment elect to retire, it would incur one-time costs for the retirement payment of approximately $264 in 2009 and, if none of the employees are replaced, that wages and payroll related taxes would decline by approximately $935 on an annual basis beginning in 2010. We currently do not know how many, if any, of the eligible participants will elect to retire; and we, therefore, are unable to determine the one-time costs associated with this offering or the potential ongoing annual savings that may result from the potential reduction in personnel.

In connection with the merger described above, we paid $835 in costs through June 30, 2009. We estimate that we will pay additional transaction fees and expenses of approximately $3,000 to $3,500 in the aggregate for financial advisory, legal, accounting, proxy solicitation, tax and other advisory services.

All performance restricted shares and stock options will become fully vested and earned upon completion of the proposed merger described above. As a result, we estimate that we will recognize stock compensation expense of approximately $624 in the second half of 2009.

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

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and the Pennsylvania State Universal Service Fund (“PA USF”), along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. On April 9, 2008, the PA PUC granted a further stay of this proceeding pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. In addition, on March 19, 2009, AT&T filed a formal complaint against all rural RLECs claiming their intrastate switched access rates were unlawful and must be reduced immediately. A formal hearing before an Administrative Law Judge was established. On July 23, 2009, the PA PUC voted unanimously to remove the stay on the industry proceeding on intrastate switched access rates and the PA USF and to consolidate this proceeding with the AT&T formal complaint in order to develop an updated record of the issues and provide a recommended decision within twelve months. We cannot predict what either decision or their impact may be on our Company at this time.

On April 9, 2008, the PA PUC also voted to open the above proceeding for the limited purpose of re-examining whether the current residential local service rate cap of eighteen dollars for RLECs is appropriate, and whether the PA USF can be utilized by the RLECs for revenue support if their annual state regulatory price-cap guideline (“Chapter 30”) rate increases result in rates that exceed the cap. Our RLECs are represented in this proceeding by the Pennsylvania Telephone Association (“PTA”). The PTA and other parties to this proceeding filed testimony and presented witnesses. The Administrative Law Judge recommended that the local service rate cap be eliminated and that the PA PUC open a rulemaking process to completely revamp the PA USF. Briefs will be filed with the PA PUC by August 24, 2009 and the PA PUC should make their decision before the end of the year. It is impossible to predict the effect a final PA PUC decision on this matter will have on our business until a final order can be reviewed.

Systems Integration Segment Results

		Three months ended June 30,
	2009	2008	Change	% Change
Revenues	$655	$904	$(249)	(27.5)

Depreciation and Amortization	22	42	(20)	(47.6)
Other Operating Expenses	733	854	(121)	(14.2)

Total Operating Expenses	755	896	(141)	(15.7)

Operating (Loss) Income	$(100)	$8	$(108)	(1,350.0)

Communications services revenue decreased $122 primarily due to the expiration of a customer contract in December 2008. Communication products sold decreased $127 primarily due to a decline in computer equipment sales and data cabling projects. Labor and benefits decreased $62 and $29, respectively, primarily due to a reduction in the number of employees. Costs of products sold decreased $53 in conjunction with the decline in communication products sold.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

		Six months ended June 30,
	2009	2008	Change	% Change
Revenues	$1,361	$1,794	$(433)	(24.1)

Depreciation and Amortization	46	87	(41)	(47.1)
Other Operating Expenses	1,494	1,860	(366)	(19.7)

Total Operating Expenses	1,540	1,947	(407)	(20.9)

Operating Loss	$(179)	$(153)	$(26)	(17.0)

Communications services revenue decreased $243 primarily due to the expiration of a customer contract in December 2008. Communication products sold decreased $190 primarily due to a decline in computer equipment sales and data cabling projects. Labor and benefits decreased $205 and $124, respectively, primarily due to a reduction in the number of employees. Costs of products sold decreased $101 in conjunction with the decline in communication products sold.

Financial Condition

Liquidity and Capital Resources

We have historically generated cash from our operating activities. Our overall capital resource strategy is to finance capital expenditures for new and existing lines of businesses with cash from operations and to finance acquisitions through external sources, such as bank borrowings and offerings of debt or equity securities.

	Six months ended June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$12,111	$13,776
Investing activities	(10,481)	(13,118)
Financing activities	(7,824)	(7,696)

Decrease in cash and cash equivalents	$(6,194)	$(7,038)

The primary reason for the decrease in cash flow from operating activities in the first six months of 2009 compared to the same period of 2008 was the $8,900 increase in pension plan contributions and the payment of merger costs of $835, partially offset by the decline in income tax payments of $8,288. Pension plan contributions for the first six months of 2009 and 2008 were $11,700 and $2,800, respectively. We received an income tax refund of $4,419 in the first quarter of 2009 and paid income taxes of $2,900 in the second quarter of 2009. In the first six months of 2008, our income taxes payments were $6,769.

Net cash used in investing activities was $10,481 for the six months ended June 30, 2009 compared to $13,118 in the six months ended June 30, 2008. Payments for capital additions in the first six months of 2009 were $10,821 primarily for information technology upgrades of approximately $2,100, communications network enhancements of approximately $4,600 and outside plant additions totaling approximately $3,300. In the first six months of 2008, capital additions were $13,576.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Net cash used in financing activities increased due to treasury stock purchases of $885, partially offset by lower payments on long-term debt of approximately $750. A voluntary payment on long-term debt of $750 was made in the six months ended June 30, 2008. There were no voluntary payments on long-term debt in the same period of 2009.

External Sources of Capital at June 30, 2009

As of June 30, 2009, our credit facility consisted of Term Loan A with an outstanding balance of $26,604, Term Loan B with an outstanding balance of $135,396, term loans with an outstanding balance of $19,250 and a $25,000 revolving credit facility to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. Under the terms of the credit facility we are able to borrow up to $25,000 as long as we are in compliance with the terms and conditions of the credit facility and as long as we remain in compliance with the financial covenant requirements contained in the credit facility, as described below, subsequent to borrowing under the revolver. Nine of the lenders in our bank group participate on a pro-rata basis in the revolving credit facility and their commitments range from approximately 5% to 30% of the $25,000. Even though we have no immediate plans to use the revolving credit facility, we recently confirmed with our lead lender that it is not aware of any lender participating in our revolving credit facility not being able to fund their respective percentages of the revolving credit facility. However, there can be no assurance that all lenders will continue to be able to fund their respective percentages of the revolving credit facility in the future.

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

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants reflected in the table below. As of June 30, 2009, $25,000 of the revolving credit facility was available for borrowing and the full amount can be borrowed without violating any of the financial covenants.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

The following table reflects the financial covenant ratio requirements and the actual ratios at June 30, 2009.

Ratio	Requirement	Actual
Total Leverage Ratio = Indebtedness divided by Cash Flow	<3.50	2.91
Total Indebtedness to Total Capitalization Ratio	<60%	53.7%
Proforma Debt Service Coverage Ratio = Cash Flow divided by next year’s Debt Service	>1.75	5.50
Fixed Charge Coverage Ratio = Cash Flow divided by Fixed Charges	>1.05	1.66

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2009, other than for operations, include capital expenditures, scheduled principal and interest payments on our long-term debt, the payment of common stock dividends, when and if declared by the board of directors, and other contractual obligations. On July 30, 2009, we declared a quarterly common stock dividend of $0.167 per share payable on October 15, 2009, to holders of record on September 30, 2009. We expect that this dividend will result in an aggregate payment of approximately $2,400. Our 2009 capital budget is $19,500, which was increased from $18,000 as described above. We believe that we have adequate internal and external resources available to meet our ongoing operating, capital expenditure and debt service requirements. Our ability to satisfy these obligations is dependent upon our future performance, which will be affected by business, regulatory and other factors, many of which are beyond our control.

We contributed $11,700 to our pension plans in the six months ended June 30, 2009 and estimate that we will contribute $2,600 to our pension plans in the remaining six months of 2009, using cash on hand as of June 30, 2009 and cash generated from operations in 2009. We estimate that contributions to the plans will be approximately $5,300 in 2010 and range from $4,000 to $4,600 during the subsequent four years assuming that, among other things, actual plan asset investment returns are consistent with our long-term rate of return assumptions. These estimates were developed as part of our 2009 valuation using plan assumptions at December 31, 2008. This level of funding is primarily necessitated by the decline in market value of our pension plan assets during 2008 and the first quarter of 2009. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. As a result of a new collective bargaining agreement with certain employees the Company will amend the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671, which will discontinue future benefit accruals to all active participants effective January 1, 2010. Following these amendments to the plans, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009.

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time and does not have a set expiration date. However, under the Merger Agreement, we have agreed not to repurchase any of our common stock without the consent of Windstream. During the six months ended June 30, 2009, we purchased 142,193 shares of treasury stock for $885, all of which occurred prior to the Merger announcement.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Prior to the completion of the proposed merger with Windstream, we expect to redeem the preferred stock of our utility subsidiary at par value, plus accrued dividends, for a total cost of approximately $1,479.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008, we have identified our critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments. Other than the item noted in the following paragraphs, there were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2009.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2009 in conjunction with the preparation of this Form 10-Q. Based on the results of the evaluation, a non-cash franchise asset impairment charge of $5,500 ($3,218 after tax) was recognized for the three months ended June 30, 2009. The 2009 impairment charge was primarily the result of an increase in the discount rate from 9.75% to 12.65%, which was the rate used in the Company’s discounted cash flow model to determine fair value of the franchise intangible asset. Due to the proximity of the annual impairment assessment to the Merger announcement, the discount rate assumption was based on, in addition to the assumptions listed in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, estimates made by the Company of cash flows that could be generated by a market participant with consideration given to the terms of the Merger Agreement.

The key factors that must be estimated to determine the fair value of intangible assets include the estimate of future cash flows, the estimate of discount rates and long-term growth rates, the estimated fair value of the Company and other assumptions. In evaluating impairment, we consider the effects of competition, the regulatory environment and current economic factors in our estimates of the expected future cash flows derived from such intangibles. The annual impairment evaluation did not indicate an impairment of the goodwill or customer relationships intangible assets. The Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q contains a more extensive discussion on the non-cash intangible asset impairment.

D&E Communications, Inc. and Subsidiaries

Part I - Financial Information (continued)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

In conjunction with its annual impairment evaluation as of April 30, 2009, the Company evaluated various factors to determine whether events and circumstances continue to support an indefinite useful life for the franchise intangible assets, including (i) the effects of increasing competition, (ii) changes in customer demand due to changing cultural trends and recent weak economic conditions, (iii) changes in technology, and (iv) the projected decline in cash flows attributable to its franchise assets. As a result of this evaluation, effective May 1, 2009, the Company prospectively changed the estimated useful life of its franchise intangible assets from indefinite-lived to twenty-five years, calculated on a straight-line basis. The franchise asset amortization period is based on an estimate of the period that the franchise assets are expected to contribute to operating cash flows. As a result of this change, amortization expense on the franchise assets increased by $297 for the three months ended June 30, 2009.

Significant judgment is required to determine the fair value of goodwill and intangible assets, the estimation of future cash flows, the estimation of discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets of the Wireline segment. If forecasts and assumptions used in the fair value assessment change in the future, significant impairment charges could result that may adversely affect the financial results of the Company and the Wireline segment.

The following table summarizes the approximate impact that a change in certain critical assumptions could have on the estimated fair value of our franchise intangible assets as of April 30, 2009 (the approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant):

Critical Assumptions	Change	Approximate Impact on the Franchise Intangible Asset Fair Value	Change	Approximate Impact on the Franchise Intangible Asset Fair Value
Estimated average long-term franchise revenue growth rate	(0.5)%	$(2,500)	0.5%	$2,500

Franchise intangible discount rate	(0.5)%	4,000	0.5%	(4,000)

Recently Issued Accounting Pronouncements

The effects of recently issued accounting pronouncements on the Company are discussed in Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

D&E Communications, Inc. and Subsidiaries

Part I – Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosures

About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of June 30, 2009, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Term Loans (fixed to October 2014)	$19,250	9.00%	$21,479
Senior Term Loans (fixed to various dates between September 2009 through October 2010 with interest rate swaps)	132,000	6.04%	128,566

	151,250	6.42%	150,045

Subject to interest rate fluctuations:
Senior Term Loans	30,000	3.02%	28,727

Total	$181,250	5.85%	$178,772

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $150 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $150 for each 50 basis point decrease in rates.

We have interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of June 30, 2009, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amount	Pay Rate	Current Received Rate	Fair Value of Liability
09/21/07 to 09/21/09	$50,000	7.16%	2.36%	$546
08/01/07 to 09/21/09	25,000	6.81%	2.36%	253
07/31/08 to 07/28/10	15,000	5.32%	2.82%	425
10/29/08 to 10/29/10	42,000	4.52%	2.80%	939

	$132,000			$2,163

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

Item 4. Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and

D&E Communications, Inc. and Subsidiaries

Part I – Financial Information (continued)

procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the risk factors described below.

Our proposed Merger with Windstream may be delayed or may not occur at all, which could negatively affect the market price of our common stock and our business and financial results.

Completion of the Company’s Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals and our shareholders’ approval. These consents and approvals may impose conditions relating to the divisions, operations or assets of Windstream or the Company. Such conditions may jeopardize or delay completion of the proposed Merger or may reduce the anticipated benefits of the proposed Merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. If the proposed Merger is not consummated, it could adversely affect the market price of our common stock and our business and financial results. In the event of a termination of the Merger Agreement, the Company may be required to pay Windstream a termination fee of $5.5 million in certain circumstances.

Whether or not the proposed Merger is completed, the uncertainty of the transaction could cause disruptions in our business, which could have an adverse effect on our businesses and financial results.

These disruptions could include the following:

•

current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain or attract key managers and other employees;

•

our current and prospective customers may experience variations in levels of services as the companies prepare for integration and may, as a result, choose to discontinue their service with us or choose another provider; and

•	the attention of our management may be diverted from the operation of the businesses toward the completion of the proposed Merger.

We may not be successful in entering into a new collective bargaining agreement.

A collective bargaining agreement covering 62 employees expired on July 12, 2009. As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we could not provide assurance that we would be successful in entering into a favorable agreement. However, we have reached a new three-year collective bargaining agreement with these employees which expires on July 12, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing

D&E Communications, Inc. and Subsidiaries

Part II – Other Information

market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time, does not have a set expiration date and is subject to the covenant contained in our debt agreement, which limits annual dividend payments and stock repurchases to $10 million. However, under the Merger Agreement, we have agreed not to repurchase any of our common stock without the consent of Windstream. The treasury stock purchases for the second quarter of 2009 are reported in the table below.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1, 2009 – April 30, 2009	36,726	$5.74	36,726	257,909
May 1, 2009 – May 31, 2009	10,200	6.19	10,200	247,709
June 1, 2009 – June 30, 2009	—	—	—	247,709

Total	46,926	$5.83	46,926

(1)	On August 11, 2008, the Company announced that its board of directors approved a stock repurchase program authorizing the Company to repurchase up to 500,000 shares of its common stock.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

(a) Date of meeting. The Annual Meeting of Shareholders was held on April 23, 2009.

(b) Matters Voted Upon at Annual Meeting. The vote tabulations in respect to the two matters voted upon at the 2009 Annual Meeting were as follows:

(1)	Election of three directors to hold office for a three-year term to expire in 2012.

Director	For	Withheld
Frank M. Coughlin	10,965,438	601,668
James W. Morozzi	10,953,219	613,887
D. Mark Thomas	10,546,279	1,020,827

D&E Communications, Inc. and Subsidiaries

Part II – Other Information

(2)	Ratification of the Board of Directors’ appointment of PricewaterhouseCoopers LLP as independent auditors in 2009.

For	Against	Abstain
11,261,466	253,948	51,692

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Identification of Exhibit	Reference
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger by and among Windstream Corporation, Delta Merger Sub, Inc. and D&E Communications, Inc. dated May 10, 2009	Incorporated herein by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by D&E on May 14, 2009

3.	Articles of Incorporation and By-laws:

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference from Exhibit 1 to D&E’s definitive proxy statement for its 2005 Annual Meeting of Shareholders filed March 17, 2005.

3.2	By-laws	Incorporated herein by reference from Exhibit 3.2 to D&E’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.	Material Contracts

10.1	Form of Transaction Award Agreement	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by D&E on May 14, 2009

10.2	Form of Transition Award Agreement	Incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by D&E on May 14, 2009

31	Certification of the Chief Executive Officer and the Chief Financial Officer Required by Section 13a-14(a) of the Exchange Act	Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

D&E Communications, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D&E Communications, Inc.

Date: August 6, 2009
	By:	/s/ James W. Morozzi
James W. Morozzi
President & Chief Executive Officer

Date: August 6, 2009
	By:	/s/ Thomas E. Morell
Thomas E. Morell
Senior Vice President, Chief Financial Officer, Secretary and Treasurer