Form 10-Q
period 2009-09-30
D&E COMMUNICATIONS INC
filed 2009-11-09
CIK 1011737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock, par value $0.16 per share	14,396,659 Shares

D&E Communications, Inc. and Subsidiaries

Form 10-Q

i

Form 10-Q Part I—Financial Information

Item 1.	Financial Statements

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES
Communication service revenues	$34,348	$35,271	$103,771	$107,954
Communication products sold	412	636	1,218	1,837
Other	695	718	2,246	2,180

Total operating revenues	35,455	36,625	107,235	111,971

OPERATING EXPENSES
Communication service expenses (exclusive of depreciation and amortization below)	11,266	11,534	33,655	36,086
Cost of communication products sold	318	517	896	1,494
Depreciation and amortization	7,684	6,865	22,168	22,481
Marketing and customer services	3,977	4,073	11,307	11,921
General and administrative services	4,328	4,999	14,545	15,119
Merger costs	332	—	1,167	—
Intangible asset impairment	—	—	5,500	26,200

Total operating expenses	27,905	27,988	89,238	113,301

Operating income (loss)	7,550	8,637	17,997	(1,330)

OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(2,699)	(2,953)	(8,368)	(9,253)
Other, net	(408)	92	238	3,625

Total other income (expense)	(3,107)	(2,861)	(8,130)	(5,628)

Income (loss) before income taxes	4,443	5,776	9,867	(6,958)

INCOME TAXES (BENEFIT)	1,224	2,069	2,824	(3,888)

NET INCOME (LOSS)	3,219	3,707	7,043	(3,070)

NONCONTROLLING INTERESTS
Dividends on utility preferred stock	16	16	49	49

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,203	$3,691	$6,994	$(3,119)

Weighted average common shares outstanding (basic)	14,350	14,497	14,366	14,480
Weighted average common shares outstanding (diluted)	14,385	14,545	14,385	14,480

BASIC AND DILUTED EARNINGS AND DIVIDENDS DECLARED PER COMMON SHARE

Earnings (loss) per common share	$0.22	$0.25	$0.49	$(0.22)

Dividends declared per common share	$0.17	$0.13	$0.42	$0.38

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,601	$18,280
Accounts receivable, net of reserves of $642 and $466	11,835	13,086
Inventories-materials and supplies	2,648	2,651
Prepaid expenses	4,013	9,367
Other	1,767	2,500

TOTAL CURRENT ASSETS	39,864	45,884

PROPERTY, PLANT AND EQUIPMENT
In service	428,563	417,209
Under construction	6,339	5,235

	434,902	422,444
Less accumulated depreciation	272,581	258,642

	162,321	163,802

OTHER ASSETS
Goodwill	138,441	138,441
Intangible assets, net of accumulated amortization	86,975	97,344
Other	7,322	7,449

	232,738	243,234

TOTAL ASSETS	$434,923	$452,920

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Long-term debt maturing within one year	$7,080	$7,076
Accounts payable and accrued liabilities	10,954	10,690
Accrued taxes	304	543
Accrued interest and dividends	3,378	1,178
Advance billings, customer deposits and other	4,590	4,706
Derivative financial instruments	1,245	3,091

TOTAL CURRENT LIABILITIES	27,551	27,284

LONG-TERM DEBT	173,743	179,054

OTHER LIABILITIES
Deferred income taxes	49,626	50,071
Defined benefit plans	18,538	34,749
Other	5,195	5,181

	73,359	90,001

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shareholders’ equity:
Common stock, par value $0.16, authorized shares-100,000; issued shares-16,316 at September 30, 2009 and 16,187 at December 31, 2008; outstanding shares-14,396 at September 30, 2009 and 14,410 at December 31, 2008	2,610	2,590
Additional paid-in capital	165,188	164,526
Accumulated other comprehensive loss	(18,987)	(21,908)
Retained earnings	30,888	29,917
Treasury stock at cost, 1,919 shares at September 30, 2009 and 1,777 shares at December 31, 2008	(20,875)	(19,990)

Total common shareholders’ equity	158,824	155,135
Noncontrolling interests:
Preferred stock of utility subsidiary, Series A 4 1/2%, par value $100, cumulative, callable at par at the option of the Company, authorized 20 shares, outstanding 14 shares	1,446	1,446

TOTAL EQUITY	160,270	156,581

TOTAL LIABILITIES AND EQUITY	$434,923	$452,920

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,043	$(3,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,168	22,481
Bad debt expense	718	457
Deferred income taxes	(1,975)	(9,333)
Stock-based compensation expense	485	367
Gain on retirement of property, plant and equipment	(86)	(81)
Intangible asset impairment	5,500	26,200
Termination of lease guarantee	—	(2,904)
Note receivable and investment reserves	450	200
Changes in operating assets and liabilities:
Accounts receivable	533	841
Inventories	3	119
Prepaid expenses	5,305	(2,704)
Accounts payable and accrued liabilities	(558)	(1,531)
Accrued taxes and accrued interest	(443)	(567)
Advance billings, customer deposits and other	(116)	274
Defined benefit plans	(13,425)	(4,210)
Other, net	213	150

Net Cash Provided by Operating Activities	25,815	26,689

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,340)	(18,921)
Proceeds from sales of property, plant and equipment	429	626
Collection of note receivable	—	95

Net Cash Used In Investing Activities	(14,911)	(18,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	(3,443)	(5,214)
Preferred dividends on noncontrolling interests	(49)	(49)
Payments on long-term debt	(5,306)	(6,052)
Proceeds from issuance of common stock and stock options exercised	92	88
Excess tax benefits from stock compensation plans	8	37
Purchase of treasury stock	(885)	(135)

Net Cash Used In Financing Activities	(9,583)	(11,325)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,321	(2,836)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	18,280	17,845

END OF PERIOD	$19,601	$15,009

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$8,365	$8,910
Cash paid for income taxes (income tax refund received, net of payments)	(1,354)	8,160

D&E Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009		2008
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance at beginning of year	16,187	$2,590	16,092	$2,575
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors	128	20	80	13

Balance at September 30	16,315	2,610	16,172	2,588

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		164,526		163,560
Common stock issued for Employee Stock Purchase, Long-Term Incentive, Dividend Reinvestment, Stock Compensation Plan and Policy for Non-Employee Directors		662		743

Balance at September 30		165,188		164,303

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(21,908)		(7,216)
Reclassification adjustment for realized loss on derivative financial instruments, net of tax instruments, net of tax		1,719		525
Defined benefit plans, net of tax		1,630		449
Unrealized loss on derivative financial instruments, net of tax		(428)		(268)

Balance at September 30		(18,987)		(6,510)

RETAINED EARNINGS
Balance at beginning of year		29,917		48,147
Net income (loss)		7,043		(3,070)
Dividends declared on common stock: $0.42 per share for 2009 and $0.38 per share for 2008		(6,023)		(5,460)
Preferred dividends on noncontrolling interests		(49)		(49)

Balance at September 30		30,888		39,568

TREASURY STOCK
Balance at beginning of year	(1,777)	(19,990)	(1,667)	(19,192)
Treasury stock acquired	(142)	(885)	(16)	(135)

Balance at September 30	(1,919)	(20,875)	(1,683)	(19,327)

TOTAL COMMON SHAREHOLDERS’ EQUITY	14,396	158,824	14,489	180,622

NONCONTROLLING INTERESTS – PREFERRED STOCK OF UTILITY SUBSIDIARY
Balance at beginning of year and September 30	14	1,446	14	1,446

TOTAL EQUITY		$160,270		$182,068

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,219	$3,707	$7,043	$(3,070)
Reclassification adjustment for realized loss on derivative financial instruments, net of income taxes of $459, $174, $1,219 and $373	647	246	1,719	525
Defined benefit plans, net of income taxes of $638, $108, $1,156 and $318	900	152	1,630	449
Unrealized gain (loss) on derivative financial instruments, net of income taxes of ($129), $49, ($304) and ($191)	(182)	69	(428)	(268)

Comprehensive income (loss)	4,584	4,174	9,964	(2,364)
Comprehensive income (loss) attributable to noncontrolling interests	(16)	(16)	(49)	(49)

Comprehensive income (loss) attributable to common shareholders	$4,568	$4,158	$9,915	$(2,413)

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

The use of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. D&E believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with D&E’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the year ended December 31, 2009.

The Company’s consolidated financial statements were issued on November 9, 2009, which is also the date through which subsequent events were evaluated.

For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income or loss.

2. Merger of D&E Communications, Inc. and Windstream Corporation

On September 24, 2009, the Company announced that the shareholders of the Company approved the Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), pursuant to which the Company will merge with and into Delta Merger Sub, Inc., a wholly owned subsidiary of Windstream (the “Merger” and the “Merger Sub,” respectively), with Merger Sub continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Shares”) will be canceled and converted automatically into the right to receive $5.00 per share in cash, without interest, and 0.65 shares of Windstream common stock.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The Merger is subject to certain customary conditions, including various regulatory approvals. The expiration or early termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was received on June 5, 2009. The required regulatory approvals of the Federal Communications Commission (“FCC”) were received on July 31, 2009. The Pennsylvania Public Utility Commission (“PA PUC”) approved the merger on November 6, 2009. The decision by the PA PUC provides the final regulatory agency approval of the merger and we anticipate closing the transaction during the week of November 9, 2009.

Factors outside of management’s control could delay or prevent completion of the proposed Merger. In the event of a termination of the Merger Agreement, the Company may be required to pay Windstream a termination fee of $5,500 in certain circumstances. For the nine months ended September 30, 2009, the Company recorded $1,167 of transaction-related costs associated with the proposed Merger.

3. Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the authoritative source for U.S. generally accepted accounting principles (“US GAAP”). Under the Codification, all references to US GAAP will use the new Codification numbering system prescribed by the FASB. The Codification does not change or alter existing US GAAP, thus the adoption of ASC 105 did not have any impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued guidance related to fair value measurements, which is now included in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a market-based hierarchy for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The guidance does not require any new fair value measurements, but does generally apply to other accounting guidance that requires or permits fair value measurements. In February 2008, the FASB issued additional guidance now included in FASB ASC Topic 820, which delayed for one year the effective date of certain provisions in ASC 820 related to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted ASC 820 for financial assets and financial liabilities recognized at fair value on a recurring basis, in particular its interest rate swap derivatives. The partial adoption of ASC 820 for these items did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective January 1, 2009, the Company adopted ASC 820 for nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position, results of operations and cash flows. However, the full adoption of ASC 820 impacts the fair value measurements used when evaluating goodwill, other intangible assets and long-lived assets for impairment.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

Effective January 1, 2009, the Company adopted the revised guidance of FASB ASC Topic 805, “Business Combinations” (“ASC 805”). ASC 805, as revised, defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under ASC 805, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. ASC 805 also requires that most acquisition related costs be expensed in the period incurred. In addition, ASC 805 amends certain guidance related to accounting for income taxes, which is now included in FASB ASC Topic 740, “Accounting for Income Taxes,” to require us to recognize changes to valuation allowances for acquired deferred tax assets and changes to unrecognized tax benefits related to acquired income tax uncertainties as adjustments to income tax expense, rather than as adjustments to goodwill. The adoption of ASC 805, as revised, did not have a material impact on the Company’s financial position, results of operations and cash flows. However, ASC 805 will affect the accounting treatment for any future business combinations. Additionally, the adoption of ASC 805 affects the Company’s accounting treatment for changes to its unrecognized tax benefits and any changes will be recognized in income tax expense.

Effective January 1, 2009, the Company adopted the guidance of FASB ASC Topic 810, “Consolidation” (“ASC 810”) for noncontrolling interests. ASC 810 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of operations. In addition, ASC 810 requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. As a result of the adoption of ASC 810 for noncontrolling interests, the Company recharacterized its preferred stock of a utility subsidiary as a noncontrolling interest and a component of equity. Prior year amounts have been reclassified to conform to the current year presentation.

Effective January 1, 2009, the Company adopted the guidance of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) for its disclosures about derivative financial instruments and hedging activities. ASC 815 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The adoption only affected disclosures; thus, it had no impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting and disclosure for events occurring subsequent to the balance sheet date but before the financial statements are issued. The

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009 and, accordingly, the Company adopted ASC 855 effective for the period ending June 30, 2009. The adoption of ASC 855 only affected disclosures, and thus had no impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167 (not yet reflected in the FASB ASC), “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46R”), to require a company to perform a qualitative analysis to determine whether the company’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”), rather than the quantitative approach previously required for determining the primary beneficiary of a VIE. The Statement also requires ongoing assessments of whether a company is the primary beneficiary of a VIE, rather than only when specific events occur as previously required. SFAS 167 is effective for annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 will have a material impact on its financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This ASU amends ASC Topic 820, “Fair Value Measurements and Disclosures” to specify the techniques to use for measuring the fair value of a liability when the quoted price for an identical liability is not available. The provisions of ASU 2009-05 are effective for the first interim or annual reporting period beginning after issuance (August 28, 2009) and, accordingly, the Company will adopt ASU 2009-05 for the interim period beginning October 1, 2009. The Company does not expect the adoption of ASU 2009-05 will have a material impact on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). This ASU amends ASC Topic 605, “Revenue Recognition” to provide guidance for separating consideration in multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact ASU 2009-13 will have on its financial position, results of operations and cash flows.

4. Note Receivable and Investment

The Company finalized an agreement on May 9, 2008 to restructure the terms of its note receivable from eCommunications Systems Corporation (“eComm”), which was received as partial consideration for the sale of the assets of our commercial voice equipment and service operations in September 2006. The Company received the scheduled payments due on this note from the date of the restructured agreement through December 2008 but has not received the scheduled payments due on the note thereafter. As a result, the Company recorded an additional non-cash impairment charge of $700 in the fourth quarter of 2008. In the third quarter of 2009, the Company concluded that there was a further impairment of the note receivable and recorded a non-cash impairment charge of $100. The Company will continue to evaluate whether events and circumstances have occurred that indicate that the note receivable may not be recoverable.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The note receivable from eComm is reported in other long-term assets in the consolidated balance sheets as follows:

	September 30, 2009	December 31, 2008
Note receivable	$2,101	$2,101
Loss reserves	(1,174)	(1,074)

Net note receivable	$927	$1,027

Interest income on the note will only be recognized after the note principal is fully repaid.

In connection with the sale of the assets of our commercial voice equipment and services operation in September 2006, the Company received a 10% equity investment in eComm which was valued at $350. In the third quarter of 2009, the Company evaluated the recoverability of the equity investment and determined there was an other than temporary impairment. As a result of this evaluation, the Company recorded a non-cash impairment charge of $350 on the 10% equity investment.

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

The franchise intangible assets (“franchises”) represent the value attributed to the rights of the CEI RLECs to operate as telecommunications carriers in their franchise areas as certified by the PA PUC and the economic advantage of having an established network infrastructure to provide wireline telecommunications services in the specific franchise area. Franchise value largely reflects the (i) reasonable expectation that, as a current customer leaves, a new customer at the same address will likely take its place and (ii) as potential customers inhabit new construction within the RLEC’s franchise territory, there is a reasonable expectation that they will become customers of the RLEC. At the acquisition date, the Company recognized the franchises at their estimated fair value and, based on the aforementioned regulatory, competitive, and economic factors, determined that the franchise intangible assets had indefinite lives in accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). The franchise assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

ASC 350 requires that goodwill and intangible assets with indefinite lives be subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, by comparing the asset’s carrying value to its fair value. Each reporting period, the Company reviews whether events have occurred or circumstances have changed that indicate the fair value of a reporting unit may be below its carrying value.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

2009 Annual Impairment Evaluation

The Company completed its annual impairment evaluation as of April 30, 2009 and, as a result, determined that the estimated fair value of the franchise intangible assets was less than their carrying value. The Company therefore recognized a non-cash impairment charge of $5,500 ($3,218 after tax) in the second quarter of 2009 to reduce the carrying value of the franchise intangible assets to their estimated fair value. The decline in the estimated fair value of the franchise intangible assets was primarily the result of an increase in the discount rate from 9.75% to 12.65%, which was the rate used in the discounted cash flow model to determine fair value of the franchise intangible asset. Due to the proximity of the annual impairment assessment to the Merger announcement, the discount rate assumption was based on, in addition to the assumptions noted below, estimates made by the Company of cash flows that could be generated by a market participant with consideration given to the terms of the Merger Agreement.

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

In conjunction with its annual impairment evaluation as of April 30, 2009, the Company evaluated various factors to determine whether events and circumstances continue to support an indefinite useful life for the franchise intangible assets, including (i) the effects of increasing competition, (ii) changes in customer demand due to changing cultural trends and recent weak economic conditions, (iii) changes in technology, and (iv) the projected decline in cash flows attributable to its franchise assets. The Company reviewed the attrition of current wireline customers and additions of new customers within the franchise areas to estimate the pattern of economic consumption for the franchise intangible assets. As a result of this evaluation, effective May 1, 2009, the Company

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

prospectively changed the estimated useful life of its franchise intangible assets from indefinite-lived to twenty-five years, calculated on a straight-line basis. The franchise asset amortization period is based on a linear regression analysis of the projected undiscounted cash flows of the franchise assets, key assumptions and other analytical tools used to estimate the period that the franchise assets are expected to contribute to operating cash flows. As a result of this change, beginning May 1, 2009, the Company recorded amortization expense for the three and nine months ended September 30, 2009 of $595 and $892, respectively.

2008 Annual Impairment Evaluation

The annual impairment evaluation in the second quarter of 2008 did not indicate any impairment of the goodwill or customer relationships intangible assets. The Company recorded an impairment of the franchise intangible assets as of April 30, 2008 due to a decline in the estimated future regulated cash flows of the CEI RLECs in the Wireline segment. The reduction in the estimated future regulated cash flows was the result of management’s estimates of reductions in access lines, and corresponding reductions in minutes of use, long distance revenues and network access revenues that are associated with access lines. In the second quarter of 2008, the Company recognized a non-cash franchise intangible asset impairment charge of $26,200 ($15,329 after tax).

The intangible assets and accumulated amortization recorded on the Company’s balance sheets are as follows:

	September 30, 2009	December 31, 2008
FCC licenses (Indefinite life)	$898	$898
Franchises:
Gross carrying amount	53,500	59,000
Accumulated amortization	(892)	—

Franchises, net	52,608	59,000

Customer relationships:
Gross carrying amount	72,006	72,006
Accumulated amortization	(38,537)	(34,560)

Customer relationships, net	33,469	37,446

Net intangible assets	$86,975	$97,344

Aggregate amortization expense related to the finite-lived intangible assets recorded for the three and nine months ended September 30, 2009 and 2008 was $1,920, $1,326, $4,868 and $3,977, respectively.

Estimated amortization expense for the succeeding five years is as follows:

Year	Amount
2010	$7,442
2011	7,442
2012	6,626
2013	6,042
2014	6,042

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

6. Long-Term Debt

The following table sets forth the total long-term debt outstanding:

	September 30, 2009 Average Interest Rate	Maturity	September 30, 2009	December 31, 2008
Senior Secured Term Loan A	1.80%	2011	$26,104	$27,604
Senior Secured Term Loan B	3.18%	2011	135,021	136,146
Secured Term Loans	9.00%	2014	18,375	21,000
Capital lease obligation			1,323	1,380

			180,823	186,130
Less current maturities			7,080	7,076

Total long-term debt			$173,743	$179,054

Certain financial covenant calculations required by the Company’s credit facility have been affected by the non-cash intangible asset impairments recognized in the second quarter of 2009 and 2008 and the fourth quarter of 2008. The cumulative effect of these impairments on the covenant calculations as of September 30, 2009 was to increase the total indebtedness to total capitalization ratio from 48.8% to 53.0% and the fixed charge coverage ratio from 1.34 to 1.73. The total indebtedness to total capitalization ratio is required to be less than 60% and the fixed charge coverage ratio is required to be greater than 1.05. The non-cash intangible asset impairment did not affect the calculation of the total leverage ratio and the proforma debt service coverage ratio. At September 30, 2009, D&E was in compliance with the covenants required by the Company’s credit facility.

7. Income Taxes

The effective income tax rates for the third quarter of 2009 and 2008 were 27.5% and 35.8%, respectively. In the third quarter of 2009, the effective income tax rate was 7.5% lower than the federal statutory rate of 35%, primarily due to a change in our unrecognized tax benefits which resulted in lowering the effective tax rate by 6.4%. In the third quarter of 2008, the effective income tax rate was higher than the federal statutory rate of 35% by 0.8%, primarily due to state income taxes, net of federal tax benefits.

The effective income tax rates for the nine months ended September 30, 2009 and 2008 were 28.6% and 55.9%, respectively. In 2009, the effective income tax rate was 6.4% lower than the federal statutory rate of 35%. The state income taxes, net of federal tax benefits, component of the effective income tax rate was a 3.3% decrease, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment and no corresponding current state income tax expense. Also in 2009, a change in our unrecognized tax benefits resulted in lowering the effective tax rate by 2.8%. In 2008, the effective income tax rate was 20.9% higher than the federal statutory rate of 35% and the state income taxes, net of federal tax benefits, component of the effective income tax rate was an 21.2% increase, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment, partially offset by the deferred state tax expense recognized on the termination of a lease guarantee.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

8. Shareholders’ Equity

The Company suspended future purchases and dividend reinvestments under the Employee Stock Purchase Plan and the Dividend Reinvestment Plan effective on October 1, 2009 in accordance with the terms of the Merger Agreement with Windstream.

9. Earnings per Common Share

Basic earnings per share amounts are based on net income or loss attributable to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on net income or loss attributable to common shareholders divided by the weighted average number of shares of common stock outstanding during the period after giving effect to dilutive common stock equivalents from assumed exercises of employee stock options and contingently issuable shares. Options to purchase 177,179 and 197,783 shares for the three and nine months ended September 30, 2009, respectively, and 208,236 and 337,527 shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.

The following table shows how earnings per share were computed for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders	$3,203	$3,691	$6,994	$(3,119)

Basic earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,350	14,497	14,366	14,480

Net income (loss) per common share	$0.22	$0.25	$0.49	$(0.22)

Diluted earnings (loss) per share:
Weighted average shares outstanding (thousands)	14,350	14,497	14,366	14,480
Incremental shares from assumed stock option exercises and contingently issuable shares (thousands)	35	48	19	—

Adjusted weighted average shares outstanding (thousands)	14,385	14,545	14,385	14,480

Net income (loss) per common share	$0.22	$0.25	$0.49	$(0.22)

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

10. Stock-Based Compensation

Stock Options

A summary of stock option activity and related information for the nine months ended September 30, 2009 and 2008 follows:

	2009		2008
	Options	Average Weighted Exercise Price	Options	Average Weighted Exercise Price
Outstanding at beginning of period	335,027	$10.77	270,352	$10.60
Granted	—	—	67,675	11.48
Exercised	(2,681)	8.24	(500)	8.24
Expired	(18,557)	10.53	—	—

Outstanding at end of period	313,789	$10.80	337,527	$10.78

There were a total of 250,539 stock options exercisable at September 30, 2009 with a weighted-average exercise price of $10.55. The weighted average remaining contractual term was approximately 4.0 years for stock options outstanding as of September 30, 2009. The intrinsic value of stock options outstanding as of September 30, 2009 was $377. All stock options will become fully vested and earned upon completion of the proposed merger with Windstream.

Compensation expense related to stock options in the three and nine months ended September 30, 2009 and 2008 was $39, $35, $133 and $105, respectively. The related tax benefits for the three and nine months ended September 30, 2009 and 2008 were $16, $15, $55 and $44, respectively. As of September 30, 2009, there was $118 of total unrecognized compensation expense related to stock options, which is expected to be recognized over the period from October 2009 to December 2010.

Performance Restricted Shares

A summary of performance restricted share award activity and related information for the nine months ended September 30, 2009 and 2008 follows:

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

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

The fair value of non-vested performance restricted shares recognized as compensation expense in the three and nine months ended September 30, 2009 and 2008 was $74, $65, $241 and $196, respectively. The related tax benefits for the three and nine months ended September 30, 2009 and 2008 were $31, $27, $100 and $81, respectively. As of September 30, 2009, there was $394 of total unrecognized compensation expense related to performance restricted shares, which is expected to be recognized over the period from October 2009 to December 2011.

In the nine months ended September 30, 2009, 44,471 vested performance restricted shares, including dividend equivalents, were converted to shares of common stock.

2001 Stock Compensation Plan and Policy for Non-Employee Directors

The Company issued 14,920 and 8,709 common shares with a fair value of $87 and $79 to certain non-employee directors in the nine months ended September 30, 2009 and 2008, respectively. The fair value of shares issued to non-employee directors recognized as expense in the three and nine months ended September 30, 2009 and 2008 was $5, $22, $112 and $66, respectively. The related tax benefits for the three and nine months ended September 30, 2009 and 2008 were $2, $9, $46 and $27, respectively.

11. Financial Instruments and Fair Value Measurements

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

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The estimated fair value of our financial instruments is as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash & cash equivalents	$19,601	$19,601	$18,280	$18,280
Financial liabilities:
Fixed rate long-term debt:
Secured term loans	18,375	20,571	21,000	22,328
Capital lease obligation	1,323	1,509	1,380	1,367
Variable rate long-term debt:
Term loan A	26,104	25,068	27,604	26,610
Term loan B	135,021	131,158	136,146	132,752
Interest rate swaps	1,336	1,336	3,661	3,661

Fair Value Measurements

ASC 820 defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability. When determining fair value measurements, we consider assumptions that market participants would use in pricing the asset or liability, rather than entity-specific assumptions.

The fair value hierarchy established in ASC 820 prioritizes the inputs to valuation techniques used in measuring fair value into three levels, as follows:

•	Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that represent an entity’s own assumptions based on items that market participants would consider in determining fair value.

The fair value of our financial instruments measured on a recurring basis was determined using the following inputs:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2009:
Interest rate swaps	$1,336	$—	$1,336	$—

At December 31, 2008:
Interest rate swaps	$3,661	$—	$3,661	$—

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The fair value of interest rate swap agreements was derived from models using LIBOR rates, which were observable at quoted intervals for the full term of the agreements.

As discussed in Note 5, the Company recognized a non-cash franchise intangible asset impairment charge of $5,500 for the nine months ended September 30, 2009. The fair values of our nonfinancial assets, measured on a non-recurring basis, are determined using significant unobservable (level 3) inputs.

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

At September 30, 2009, the Company had interest rate swap agreements with a total notional amount of $57,000 and maturity dates ranging from July 2010 to October 2010. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense.

The fair value of derivative financial instruments is reported in the consolidated balance sheet as of September 30, 2009 as follows:

Fair Value
Interest rate swap agreements designated as cash flow hedges:
Current liabilities – derivative financial instruments	$1,244
Other liabilities – other	92

Total	$1,336

The effect of derivative financial instruments designated as cash flow hedges on our consolidated statement of operations for the nine months ended September 30, 2009 was as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swaps	$(731)	Interest expense	$(2,937)

No hedge ineffectiveness has been recorded for existing derivative instruments based on calculations in accordance with ASC 815, “Derivatives and Hedging.”

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

12. Employee Benefit Plans

The costs for the Company’s pension plans and postretirement benefits other than pensions consisted of the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$325	$390	$—	$1
Interest cost	1,074	1,061	33	40
Expected return on plan assets	(1,230)	(1,077)	(5)	(7)
Amortization of prior service cost	—	(33)	(41)	(41)
Amortization of net loss	161	313	11	20

Net periodic benefit cost (income)	$330	$654	$(2)	$13

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$1,008	$1,170	$—	$2
Interest cost	3,236	3,184	97	113
Expected return on plan assets	(3,686)	(3,166)	(14)	(22)
Amortization of prior service cost	—	(99)	(122)	(122)
Amortization of net loss	516	938	33	49
Curtailment gain – plan freeze	(982)	—	—	—

Net periodic benefit cost (income)	$92	$2,027	$(6)	$20

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

The Company entered into a new collective bargaining agreement for certain employees which became effective July 12, 2009. As a result of this agreement, the Company has amended the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671, which will discontinue future benefit accruals to all active participants effective January 1, 2010. The plan has also

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

been amended to exclude from membership any collective bargaining employees hired after July 12, 2009. The assets and liabilities of this pension plan have been remeasured to reflect these amendments and, as such, the Company reduced its pension expense in the third quarter of 2009 by $43 and will record a reduction in its pension expense in the fourth quarter of 2009 of $51.

Also, as a result of the July 12, 2009 agreement, the Company amended its union healthcare plan to exclude all retiree medical eligible employees who retire after December 31, 2009 from eligibility for postretirement healthcare coverage. As such, the Company’s 2009 postretirement benefit expense will be reduced by approximately $5 in the fourth quarter of 2009 due to this plan change. As part of the plan liability remeasurement to reflect this amendment, the subsequent applications for retirement of three employees were reflected. As a result of this amendment, the Company will also recognize a curtailment gain of $114 in the fourth quarter of 2009.

In addition, any active non-vested participant in the non-union pension plan, union pension plan or 401(k) plans prior to the proposed merger with Windstream will become fully vested in their accrued benefits under these plans upon completion of the merger.

During the nine months ended September 30, 2009, D&E contributed $13,460 to its defined benefit pension plans and made no contribution to its other postretirement benefit plan. On October 15, 2009, the Company contributed $840 to its defined benefit pension plans. The Company presently anticipates that no additional contributions to its defined benefit plans will be made during the remainder of 2009.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

13. Business Segment Data

D&E’s business segments are: Wireline, Systems Integration, and Corporate and Other. The measure of profitability that management uses to evaluate performance of its business segments is operating income (loss).

Financial results for D&E’s business segments are as follows:

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Segment	2009	2008	2009	2008	2009	2008
Wireline	$34,162	$35,257	$—	$10	$7,744	$8,875
Systems Integration	844	913	—	—	65	(17)
Corporate and Other	449	455	—	—	(259)	(221)
Eliminations	—	—	—	(10)	—	—

Total	$35,455	$36,625	$—	$—	$7,550	$8,637

	External Revenues		Intersegment Revenues		Operating Income (Loss)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Segment	2009	2008	2009	2008	2009	2008
Wireline	$103,709	$107,967	$9	$29	$18,994	$(215)
Systems Integration	2,205	2,707	—	—	(114)	(170)
Corporate and Other	1,321	1,297	—	—	(883)	(945)
Eliminations	—	—	(9)	(29)	—	—

Total	$107,235	$111,971	$—	$—	$17,997	$(1,330)

	Segment Assets
Segment	September 30, 2009	December 31, 2008
Wireline	$431,994	$441,189
Systems Integration	1,033	1,245
Corporate and Other	448,332	451,567
Eliminations	(446,436)	(441,081)

Total	$434,923	$452,920

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 1. Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per-share amounts)

(Unaudited)

The following table shows a reconciliation of the results for the business segments to the applicable line items in the consolidated financial statements as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating income (loss) from reportable segments	$7,809	$8,858	$18,880	$(385)
Corporate and other operating loss	(259)	(221)	(883)	(945)
Interest expense	(2,699)	(2,953)	(8,368)	(9,253)
Other, net	(408)	92	238	3,625

Income (loss) before income taxes	$4,443	$5,776	$9,867	$(6,958)

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

Part I—Financial Information (continued)

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

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

customers, and applications provided by our Jazzd™ Internet service provider which offers customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

As of September 30, 2009, we served 114,258 RLEC access lines, 46,595 CLEC access lines, 45,784 digital subscriber lines (“DSL”)/high-speed Internet subscribers, 1,663 dial-up Internet access subscribers, 8,865 video subscribers and 946 web-hosting customers, resulting in total customer connections of 218,111. For the quarter ended September 30, 2009, we generated total consolidated revenues of $35,455, consolidated operating income of $7,550 and consolidated net income attributable to common shareholders of $3,203.

Merger of D&E Communications, Inc. and Windstream Corporation

On September 24, 2009, we announced that the shareholders of the Company approved the Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), pursuant to which the Company will merge with and into Delta Merger Sub, Inc., a wholly owned subsidiary of Windstream (the “Merger” and the “Merger Sub,” respectively), with the Merger Sub continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Shares”) will be canceled and converted automatically into the right to receive $5.00 per share in cash, without interest, and 0.65 shares of Windstream common stock.

The Merger is subject to certain customary conditions, including various regulatory approvals. The expiration or early termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was received on June 5, 2009. The required regulatory approvals of the Federal Communications Commission (“FCC”) were received on July 31, 2009. [The Pennsylvania Public Utility Commission (“PA PUC”) approved the merger on November 6, 2009. The decision by the PA PUC provides the final regulatory agency approval of the merger and we anticipate closing the transaction during the week of November 9, 2009.

Factors outside of management’s control could delay or prevent completion of the proposed Merger. In the event of a termination of the Merger Agreement, the Company may be required to pay Windstream a termination fee of $5,500 in certain circumstances. For the nine months ended September 30, 2009, the Company recorded $1,167 of transaction-related costs associated with the proposed Merger.

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

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

Our DSL/high-speed Internet connections increased by 3,801, or 9.1%, and CLEC access lines increased by 137, or 0.3%, from September 30, 2008 to September 30, 2009. Wireline communication services revenue increased $264 in the first nine months of 2009 compared to the same period of 2008 as a result of additional DSL/high-speed Internet customers, additional video subscribers

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

and revenue growth in other services provided that are not reflected in our total customer connection counts, such as transparent local area network services and business continuity and co-location services. Our Haywire™ computer support services, which allow us to handle new computer set-up, installation, troubleshooting and preventive maintenance services for our customers, is an example of our commitment to our broadband business. We also offer our customers the convenience of using a web portal (www.dejazzd.net) that showcases content and technologies like news, weather, shopping and music.

Although access lines have decreased in our RLEC markets and the CLEC access line growth rates have slowed, our total revenue for private line circuits, dedicated circuits, Ethernet and IP VPN services, which are not included in our total customer connection counts, has increased. The following table reflects private line circuit, dedicated circuit, Ethernet and IP VPN service revenue:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
RLEC markets	$1,926	$1,805	6.7%	$5,684	$5,375	5.7%
CLEC markets	2,624	2,313	13.4%	7,579	6,788	11.7%

Total	$4,550	$4,118	10.5%	$13,263	$12,163	9.0%

Business Trends, Risks and Uncertainties

•	Convergence of technologies

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

The threat posed by the convergence of technologies makes our commitment to customer service even more critical to the protection of our competitive position. We are a local company with local connections that can give individual, personalized service. We are also flexible enough to be able to provide an individual response to customers’ needs. We feel that this responsiveness will be critical to our ability to successfully convince both our business and residential customers to see us as their “preferred provider” of integrated communications services, particularly in light of the substantially greater resources of many of our competitors.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

In order to remain competitive and provide the broadband services required for high-speed data and video, we must continue to invest substantial amounts of capital in our infrastructure. We have installed significant amounts of fiber in our system. We have installed “gigabit” networks, and believe that we have the expertise to lead the way to providing ubiquitous broadband access in our markets. Additionally, during the second quarter of 2009, we entered into a four year contract with a customer for co-location services that will require us to expand our existing co-location facility. As a result, we have increased our capital budget for 2009 from $18,000 to $19,500. However, our ability to invest in infrastructure to remain competitive may be limited by our ability to generate cash flow from operations and our indebtedness of $180,823 as of September 30, 2009.

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

Prices for RLEC’s interstate services, consisting primarily of subscriber line charges and access charges for interstate and international toll calls, are regulated by the FCC based on the “average schedule” formulas proposed by NECA. If the FCC would disallow RLECs from receiving compensation for interstate services based on the NECA average schedule formulas, our RLECs could experience a change in revenues. Changes in the average schedule formula amounts developed by NECA and implemented annually in July will impact the RLEC’s future revenues. NECA implemented new average schedule formulas that became effective July 1, 2009. We estimate that the July 2009 changes to these formulas increased third quarter 2009 consolidated network access revenues by approximately $77 before any revisions to prior period estimates.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

Our RLECs filed for changes in local and intrastate access rates to be effective July 1, 2006, in accordance with our Chapter 30 Plan. On July 11, 2007, the PA PUC rescinded its June 2006 order allowing the increase in our access rates. Currently, we are proceeding with an appeal in the Commonwealth Court of Pennsylvania. Oral arguments were held on September 14, 2009. The Court could issue its final order in the fourth quarter of 2009 but we cannot predict what the outcome of this appeal will be.

•	Debt financing

We had indebtedness of $180,823 at September 30, 2009. Our indebtedness could restrict our operations because we will use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and make us more vulnerable to competitive pressures and economic or industry downturns. Our loan agreement requires us to maintain compliance with certain financial and operational covenants. At September 30, 2009, we were in compliance with these covenants.

•	Goodwill and intangible asset impairments

We test goodwill and indefinite-lived intangible assets on an annual basis by comparing an asset’s carrying value to its fair value, or between annual tests if events occur or circumstances change that indicates an asset’s fair value may be less than its carrying value. Factors that could reduce the fair value of our goodwill and intangible assets below carrying value include a sustained decline in our stock price and market capitalization, a reduction in expected future cash flows and other factors. Significant judgment is required in developing the estimates and assumptions used in evaluations for impairment. Changes in these estimates and assumptions could have a significant impact on the fair value of the goodwill and intangible assets and significant impairment charges could result. While any such impairment charge would be a non-cash expense, it could significantly reduce net income and shareholders’ equity and affect future compliance with our debt covenants.

We recorded franchise asset impairment charges of $5,500 and $26,200 in the nine months ended September 30, 2009 and 2008, respectively. The Notes to the Condensed Consolidated Financial Statements contain more information on our goodwill and intangible assets. Certain financial covenant calculations required by our credit facility have been affected by the non-cash intangible asset impairments recognized in the second quarter of 2009 and 2008 and the fourth quarter of 2008. The cumulative effect of these

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

impairments on the covenant calculations as of September 30, 2009 was to increase the total indebtedness to total capitalization ratio from 48.8% to 53.0% and the fixed charge coverage ratio from 1.34 to 1.73. The non-cash intangible asset impairment did not affect the calculation of the total leverage ratio and the proforma debt service coverage ratio.

•	Defined benefit pension plans

Our pension plan assets increased in value by approximately 18% in the nine months ended September 30, 2009. For the year ended December 31, 2008, our pension plan assets decreased in value by approximately 29%. It is possible that the value of plan assets could decline in the future, which could have a negative impact on the funded status of the plan. As a result, our pension expense and cash contributions to the plans could increase in the future. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. The Company entered into a new collective bargaining agreement for certain employees which became effective July 12, 2009. As a result of this agreement, the Company amended the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671, which discontinues future benefit accruals to all active participants effective January 1, 2010. The plan was also amended to exclude from membership any collective bargaining employees hired after July 12, 2009. Following the amendments to the plans, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009.

In addition, any active non-vested participant in the non-union pension plan, union pension plan or 401(k) plans prior to the proposed merger with Windstream will become fully vested in their accrued benefits under these plans upon completion of the merger.

Summary

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

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Results of Operations

The following tables are a summary of our operating results by segment for the three and nine months ended September 30, 2009 and 2008.

Three months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company

September 30, 2009
Revenues – External	$34,162	$844	$449	$—	$35,455
Revenues – Intercompany	—	—	—	—	—

Total Revenues	34,162	844	449	—	35,455

Depreciation and Amortization	7,405	22	257	—	7,684
Other Operating Expenses	19,013	757	451	—	20,221

Total Operating Expenses	26,418	779	708	—	27,905

Operating Income (Loss)	$7,744	$65	$(259)	$—	$7,550

September 30, 2008
Revenues – External	$35,257	$913	$455	$—	$36,625
Revenues – Intercompany	10	—	—	(10)	—

Total Revenues	35,267	913	455	(10)	36,625

Depreciation and Amortization	6,618	42	205	—	6,865
Other Operating Expenses	19,774	888	471	(10)	21,123

Total Operating Expenses	26,392	930	676	(10)	27,988

Operating Income (Loss)	$8,875	$(17)	$(221)	$—	$8,637

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Nine months ended	Wireline	Systems Integration	Corporate and Other	Eliminations	Total Company

September 30, 2009
Revenues – External	$103,709	$2,205	$1,321	$—	$107,235
Revenues – Intercompany	9	—	—	(9)	—

Total Revenues	103,718	2,205	1,321	(9)	107,235

Depreciation and Amortization	21,362	68	738	—	22,168
Intangible Asset Impairment	5,500	—	—	—	5,500
Other Operating Expenses	57,862	2,251	1,466	(9)	61,570

Total Operating Expenses	84,724	2,319	2,204	(9)	89,238

Operating Income (Loss)	$18,994	$(114)	$(883)	$—	$17,997

September 30, 2008
Revenues – External	$107,967	$2,707	$1,297	$—	$111,971
Revenues – Intercompany	29	—	—	(29)	—

Total Revenues	107,996	2,707	1,297	(29)	111,971

Depreciation and Amortization	21,759	129	593	—	22,481
Intangible Asset Impairment	26,200	—	—	—	26,200
Other Operating Expenses	60,252	2,748	1,649	(29)	64,620

Total Operating Expenses	108,211	2,877	2,242	(29)	113,301

Operating Income (Loss)	$(215)	$(170)	$(945)	$—	$(1,330)

Consolidated Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Operating Revenues

Consolidated revenues decreased $1,170, or 3.2%, to $35,455 for the quarter ended September 30, 2009, from $36,625 for the same period in 2008. Wireline revenue decreased $1,105 primarily due to lower local telephone, network access, long distance and other revenues. Systems Integration revenue declined $69 due to a decrease in services and equipment sales revenue of $29 and $40, respectively. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

Operating Expenses

Consolidated operating expenses decreased $83, or 0.3%, to $27,905 for the quarter ended September 30, 2009, from $27,988 for the same period in 2008. Depreciation and amortization in the Wireline segment increased $787 primarily due to amortization of the franchise intangible assets described below. Other Wireline and Systems Integration operating expenses decreased $761 and $131, respectively. These expense changes are more fully described in the Wireline and Systems Integration segment results.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Operating Income

Consolidated operating income decreased $1,087, to operating income of $7,550 for the third quarter of 2009 compared to operating income of $8,637 in the same period of 2008. Operating income as a percentage of revenue was 21.3% in the third quarter of 2009, compared to 23.6% in the same period of 2008. The decrease in operating income was the result of the decline in operating revenue of $1,170 and the increase in depreciation and amortization expense of $819, partially offset by the decrease in other operating expenses of $902.

Other Income (Expense)

Other income (expense) was a net expense of $3,107 in the third quarter of 2009, compared to a net expense of $2,861 for the same period in 2008. Interest expense decreased to $2,699 in the third quarter of 2009, compared to $2,953 in the same period of 2008, as a result of reductions in debt and decreases in short-term interest rates. In the third quarter of 2009, we recorded non-cash impairment charges of $350 and $100 on an equity investment and note receivable, respectively, which are more fully described in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

Income taxes were $1,224 in the third quarter of 2009, compared to $2,069 for the same period in 2008. The effective income tax rates for the third quarter of 2009 and 2008 were 27.5% and 35.8%, respectively. In the third quarter of 2009, the effective income tax rate was 7.5% lower than the federal statutory rate of 35%, primarily due to a change in our unrecognized tax benefits which resulted in lowering the effective tax rate by 6.4%. In the third quarter of 2008, the effective income tax rate was higher than the federal statutory rate of 35% by 0.8%, primarily due to state income taxes, net of federal tax benefits.

Net Income (Loss) Attributable to Common Shareholders

Net income attributable to common shareholders was $3,203, or $0.22 per share, in the third quarter of 2009 compared to net income attributable to common shareholders of $3,691, or $0.25 per share, in the third quarter of 2008. The primary reason for the decrease was the reduction in operating income of $1,087, partially offset by the decrease in income taxes of $845.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Operating Revenues

Consolidated revenues decreased $4,736, or 4.2%, to $107,235 for the nine months ended September 30, 2009, from $111,971 for the same period in 2008. Wireline revenue decreased $4,278 primarily due to lower local telephone, network access, long distance, directory and other revenues totaling $4,542, partially offset by an increase in communication services revenue of $264. Systems Integration revenue declined $502 due to a decline in services and equipment sales revenue of $271 and $231, respectively. These revenue changes are more fully described in the Wireline and Systems Integration segment results.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Operating Expenses

Consolidated operating expenses decreased $24,063, or 21.2%, to $89,238 for the nine months ended September 30, 2009, from $113,301 for the same period in 2008. Depreciation and amortization in the Wireline segment decreased $397 primarily due to certain fixed assets becoming fully depreciated in June and July of 2008, partially offset by amortization of the franchise intangible assets described below. Wireline intangible asset impairment expense decreased $20,700. Expenses also decreased approximately $884 due to a pension curtailment gain described below, of which approximately $813, $44 and $27 were recorded in the Wireline, Systems Integration and Corporate and Other segments, respectively. Other Wireline and Systems Integration operating expenses decreased $1,577 and $453, respectively. These expense changes are more fully described in the Wireline and Systems Integration segment results.

Operating Income (Loss)

Consolidated operating income (loss) increased $19,327, to an operating income of $17,997 for the nine months ended September 30, 2009 compared to an operating loss of $1,330 in the same period of 2008. Operating income (loss) as a percentage of revenue was 16.8% in the first nine months of 2009, compared to (1.2)% in the same period of 2008. The increase in operating income was a result of the declines in intangible asset impairment expense of $20,700, other operating expenses of $3,050 and depreciation and amortization expense of $313, partially offset by the decline in operating revenue of $4,736.

Other Income (Expense)

Other income (expense) was a net expense of $8,130 in the nine months ended September 30, 2009, compared to a net expense of $5,628 for the same period in 2008. Interest expense decreased to $8,368 in the nine months ended September 30, 2009, compared to $9,253 in the same period of 2008, as a result of reductions in debt and decreases in short-term interest rates. Other income decreased $3,387 to $238 in 2009 compared to $3,625 in 2008. In the third quarter of 2009, we recorded non-cash impairment charges of $350 and $100 on an equity investment and note receivable, respectively, which are more fully described in Note 4 of the Notes to the Condensed Consolidated Financial Statements. In the first quarter of 2008, we recorded $2,904 of income as a result of a lease guarantee termination.

Income Taxes (Benefit)

Income taxes were $2,824 in the nine months ended September 30, 2009, compared to a benefit of $3,888 for the same period in 2008. The effective income tax rates for the first nine months of 2009 and 2008 were 28.6% and 55.9%, respectively. In 2009, the effective income tax rate was 6.4% lower than the federal statutory rate of 35%. The state income taxes, net of federal tax benefits, component of the effective income tax rate was a 3.3% decrease, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment. Also in 2009, a change in our unrecognized tax benefits resulted in lowering the effective tax rate by 2.8%. In 2008, the effective income tax rate was 20.9% higher than the federal statutory rate of 35%. The state income taxes, net of federal tax benefits, component of the effective income tax rate was a 21.2% increase, primarily as a result of the deferred state tax benefit recognized on the non-cash intangible asset impairment, partially offset by the deferred state tax expense recognized on the termination of a lease guarantee.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Net Income (Loss) Attributable to Common Shareholders

Net income (loss) attributable to common shareholders was $6,994, or $0.49 per share, in the nine months ended September 30, 2009 compared to a net loss of $3,119, or $0.22 per share, in the same period of 2008. The primary reason for the increase was the reduction in the intangible asset impairment expense of $20,700 ($12,111 after tax), partially offset by the decrease in other income as a result of the lease guarantee termination in the first quarter of 2008.

Wireline Segment Results

	Three months ended September 30,
	2009	2008	Change	% Change
Revenues:
Local Telephone Service	$11,975	$12,369	$(394)	(3.2)
Network Access	9,423	9,773	(350)	(3.6)
Long Distance	4,871	5,037	(166)	(3.3)
Communication Services	6,434	6,366	68	1.1
Directory	1,042	1,082	(40)	(3.7)
Other	417	640	(223)	(34.8)

Total Revenues	34,162	35,267	(1,105)	(3.1)

Depreciation and Amortization	7,405	6,618	787	11.9
Other Operating Expenses	19,013	19,774	(761)	(3.8)

Total Operating Expenses	26,418	26,392	26	0.1

Operating Income	$7,744	$8,875	$(1,131)	(12.7)

Customer Connections at September 30:
RLEC Access Lines	114,258	121,083	(6,825)	(5.6)
CLEC Access Lines	46,595	46,458	137	0.3
DSL/High-Speed Internet	45,784	41,983	3,801	9.1
Dial-up Access	1,663	2,424	(761)	(31.4)
Video	8,865	8,417	448	5.3
Web-hosting	946	994	(48)	(4.8)

Total	218,111	221,359	(3,248)	(1.5)

Revenues

Basic local telephone service revenue decreased $563 primarily due to a decline in RLEC access lines and the effects of bundled pricing, partially offset by July 1, 2009 rate increases in certain of our RLEC territories. Other local exchange revenue decreased $110 due to a decline in custom calling features and installation revenue. Local private network revenue increased $283 primarily due to growth in transparent local area network (“TLS”) and virtual private network (“IP VPN”) services. Network access revenue declined

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

primarily due to: (1) lower subscriber line charges of $162 as a result of the decline in RLEC access lines; (2) lower NECA revenue of $220 as a result of reductions in access lines and minutes of use and revisions to prior period estimates, partially offset by an increase of $77 due to the July 1, 2009 revisions to the NECA average schedule formulas; and a (3) switched revenue decrease of approximately $206 primarily as a result of the decline in the average revenue per minute. These decreases were partially offset by a special network access revenue increase of $161, primarily due to an increase in the average revenue per circuit. Long distance toll revenues decreased $176 primarily due to a reduction in the average rate per minute of use, partially offset by an increase in long distance circuit revenue of $10 due to growth in TLS revenue. Communication services revenue increased by approximately $202 due to increased DSL/high-speed Internet revenue attributable to subscriber and TLS services growth. Communication services revenue also increased from additional business continuity and co-location revenue of $48 and video revenue of $100, partially offset by a reduction in dial-up Internet revenue of $44 and web-hosting revenue of $27. Communication services decreased $222 due to a decline in universal service fees billed to DSL customers. Universal service expenses related to DSL revenue also declined as described below. The directory revenue decrease is in accordance with the terms of the contract under which the annual contractual revenue declines moderately each year over the period of the current contract which ends in January 2010. Other revenue decreased primarily due to a decline in data cabling projects completed for customers.

Expenses

Depreciation and amortization expense increased due to the depreciation expense on additional fixed assets placed in service in the current year and amortization expense of $595 on the franchise intangible assets described below. Advertising expense increased $111, primarily due to increased radio, print and direct mail advertising for broadband services and additional television advertising. Cost of services increased $195, primarily due to higher video programming costs as a result of increased subscribers and rates, increased leased circuit expenses for high bandwidth CLEC customers and additional backbone transport expense due to growth in DSL/High-Speed Internet customers.

Network access expense decreased $97 primarily due to a decline in minutes of use. Wages decreased approximately $120 primarily due to a decline in the number of employees. Employee benefits decreased $283 primarily due to lower pension expense. Universal service fund expenses declined $97 as a result of lower access lines and a reduction in universal service fees for DSL services. Cost of goods sold decreased $101 due to the decline in data cabling projects completed for customers. Professional services decreased $97, primarily due to lower accounting, legal, human resource and customer service expenses. Subcontractor expense decreased $61 primarily due to lower sales agent commissions. Telecommunication relay service expenses decreased $80 primarily due to a decline in access lines and revisions to annual estimates of this expense. Other operating taxes decreased $74 primarily due to a $50 gross receipts tax refund as a result of settlement of prior year tax returns.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

	Nine months ended September 30,
	2009	2008	Change	% Change
Revenues:
Local Telephone Service	$36,062	$37,150	$(1,088)	(2.9)
Network Access	28,853	31,292	(2,439)	(7.8)
Long Distance	14,709	15,163	(454)	(3.0)
Communication Services	19,368	19,104	264	1.4
Directory	3,105	3,313	(208)	(6.3)
Other	1,621	1,974	(353)	(17.9)

Total Revenues	103,718	107,996	(4,278)	(4.0)

Depreciation and Amortization	21,362	21,759	(397)	(1.8)
Intangible Asset Impairment	5,500	26,200	(20,700)	(79.0)
Other Operating Expenses	57,862	60,252	(2,390)	(4.0)

Total Operating Expenses	84,724	108,211	(23,487)	(21.7)

Operating Income (Loss)	$18,994	$(215)	$19,209	8,934.4

Customer Connections at September 30:
RLEC Access Lines	114,258	121,083	(6,825)	(5.6)
CLEC Access Lines	46,595	46,458	137	0.3
DSL/High-Speed Internet	45,784	41,983	3,801	9.1
Dial-up Access	1,663	2,424	(761)	(31.4)
Video	8,865	8,417	448	5.3
Web-hosting	946	994	(48)	(4.8)

Total	218,111	221,359	(3,248)	(1.5)

Revenues

Basic local telephone service revenue decreased $1,471 primarily due to a decline in RLEC access lines and the effects of bundled pricing, partially offset by July 1, 2009 rate increases in certain of our RLEC territories. Other local exchange revenue decreased $333 due to a decline in custom calling features and installation revenue. Local private network revenue increased $724 primarily due to growth in transparent local area network (“TLS”) and virtual private network (“IP VPN”) services. Network access revenue declined primarily due to lower NECA settlements of $953, lower subscriber line charges of $495 as a result of the decline in RLEC access lines, a revenue decrease of approximately $888 due to a change in the routing of long distance calls as described below and a revenue decrease of approximately $428 primarily due to a decline in the average revenue per minute, partially offset by a special access revenue increase of $325 due to increases in the average revenue per circuit and additional circuits in service. Long distance toll revenues decreased $556 primarily due to a reduction in the average rate per minute of use, partially offset by an increase in long distance circuit revenue of $102 due to growth in TLS revenue. Communication services revenue increased due to additional DSL/high-speed Internet revenue of approximately $711 attributable to subscriber and TLS services growth, partially offset by a $560 decline in universal service fees billed to DSL customers. Universal service expenses related to DSL revenue also declined as described below. Communication services revenue also increased from additional business continuity and co-location revenue of $144 and video revenue of $232, partially offset by a reduction in dial-up Internet revenue of

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

$163 and web-hosting revenue of $85. The directory revenue decrease is in accordance with the terms of the contract under which the annual contractual revenue declines moderately each year over the period of the current contract which ends in January 2010. Other revenue decreased primarily due to a decline in data cabling projects completed for customers.

Expenses

Depreciation and amortization expense decreased due to certain fixed assets becoming fully depreciated in June and July 2008, partially offset by the depreciation expense on fixed assets placed in service in the current year and amortization of $892 on the franchise intangible assets described above. Network access expense decreased $1,010 primarily due to a change in the routing of long distance calls as described below. Wages decreased approximately $348 primarily due to a decline in the number of employees, partially offset by one-time wage payments of $140 to non-union employees who elected retirement as described below. Employee benefits decreased $1,371 primarily due to the pension curtailment gain described below. Universal service fund expenses declined $365 as a result of lower access lines and a reduction in universal service fees for DSL services. Subcontractor expenses decreased $305 due to the decline in data cabling projects completed for customers. Intangible asset impairment expense decreased $20,700. Vehicle expense decreased $128 primarily due to a decline in fuel prices and a smaller fleet. Cost of goods sold decreased $147 due to the decline in data cabling projects completed for customers. Operating taxes decreased $110 primarily due to a $50 gross receipts tax refund as a result of settlement of prior year tax returns.

Corporate overhead expenses allocated to the Wireline segment increased $529 primarily due to merger related costs, partially offset by lower executive, accounting, legal and marketing expenses. Leased communication facilities and costs of services expense increased approximately $572 due to a first quarter 2008 expense reduction of approximately $434 as a result of a settlement with a vendor on an estimated amount owed to them, higher video programming costs as a result of increased subscribers and rates, increased leased circuit expenses for high bandwidth CLEC customers and additional backbone transport expense due to growth in DSL/High-Speed Internet customers. Bad debt expense increased $185 primarily due to a dispute with a customer on amounts billed to it. Advertising expense increased $249, primarily due to increased radio, print and direct mail advertising for broadband services and additional television advertising.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2009 in conjunction with the preparation of the Form 10-Q for the three months ended June 30, 2009. Based on the results of the evaluation, a non-cash franchise asset impairment charge of $5,500 ($3,218 after tax) was recognized for the three months ended June 30, 2009. The 2009 impairment charge was primarily the result of an increase in the discount rate from 9.75% to 12.65%, which was the rate used in the Company’s discounted cash flow model to determine fair value of the franchise intangible asset. Due to the proximity of the annual impairment assessment to the Merger announcement, the discount rate assumption was based on, in addition to the assumptions listed in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, estimates made by the Company of cash flows that could be generated by a market participant with consideration given to the terms of the Merger Agreement.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

In July 2008, we implemented changes in routing of our long distance toll usage in response to increases in wholesale interexchange carrier usage rates from our long distance provider. The routing changes were implemented to transport our long distance usage in the most cost effective manner. As a result of these routing changes, network access revenues and network access expenses decreased for the six months ended June 30, 2009 compared to the same period in 2008. There was an immaterial effect on the comparison of network access revenues and expenses for the third quarter of 2009 compared to the same period in 2008. We do not expect this routing change to have any effect on the comparison of network access revenues and expenses when comparing the last three months of 2009 to the same period of 2008.

In July 2009, we entered into a three-year agreement for the publication of three of our four directories, beginning in the fourth quarter of 2009 for two of the directories and beginning in the first quarter of 2010 for one directory. Our annual directory revenue, when compared to 2009 directory revenues, will decline approximately $363 in 2010 with further reductions of approximately $134 in 2011 and $259 in 2012 as a result of the new agreement. Our directory expense will not be impacted by this agreement.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

We estimate an increase in amortization expense of $535 in the last three months of 2009 compared to the same period of 2008 due to a change in the estimated useful life of our franchise intangible assets from an indefinite life to a finite life of twenty-five years. We also estimate a slight increase in depreciation expense in the last three months of 2009 compared to the same period of 2008 as a result of additional fixed assets placed in service.

In 2009, we estimate that our annual pension expense will decline approximately $2,300 compared to 2008, primarily as a result of the January 2009 amendment to the D&E Communications, Inc. Employees’ Retirement Plan to discontinue future benefit accruals to all active participants effective January 1, 2010. As a result of this plan amendment, we recorded a pension curtailment gain of $982 in the first quarter of 2009 and a reduction in the accumulated unrecognized actuarial losses of the pension plan due to the one-time curtailment gain associated with the plan amendment. Approximately $884 of the pension curtailment gain was recorded as a reduction of operating expenses and approximately $98 was capitalized.

The Company offered a one-time payment to all non-union employees who are or will be eligible for unreduced retirement benefits by December 31, 2009. A total of nine eligible employees have elected to retire. We recognized an expense of $140 in the first nine months of 2009 for the total cost of these one-time payments. It is estimated that, based on these nine employee retirements and provided none of these positions with the Company are replaced, the Company will realize a reduction in wages and payroll taxes of $216 in 2009 and of approximately $500 on an annual basis thereafter.

In July 2009, we entered into a new collective bargaining agreement with certain employees of the Company that amends the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671 and discontinues future benefit accruals to all active participants effective January 1, 2010. As a result of this amendment, we reduced pension expense in the third quarter of 2009 by $43. In addition to this third quarter reduction in expense, we expect that we will record a reduction in pension expense of $51 in the fourth quarter of 2009 as a result of the plan amendment.

In 2005, the Company limited the number of union employees that are qualified to remain on the Company’s health care plan after retirement to those union employees who were eligible for an unreduced retirement benefit as of June 1, 2005. As a result of the July 2009 collective bargaining agreement described above, union employees eligible for this grandfathered benefit were required to apply for retirement by October 31, 2009 and must retire no later than December 31, 2009 in order to receive this benefit at retirement. In addition, the Company has offered a one-time payment to all union employees who are or will be eligible for unreduced retirement benefits by December 31, 2009 and who elect to retire by December 31, 2009. An eligible person was required to apply for retirement by October 31, 2009, in order to be eligible to receive the payment. A total of three eligible employees have elected to retire. As a result, we will recognize an expense of $47 in the fourth quarter of 2009 for the total cost of these one-time payments. It is estimated that, based on these three employee retirements and provided none of these positions with the Company are replaced, the Company will realize an annual reduction in wages and payroll taxes of $155 beginning in 2010.

In connection with the merger described above, we paid $1,167 in costs through September 30, 2009. We estimate that we will pay additional transaction fees and expenses of approximately $2,700 to $3,300 in the aggregate for financial advisory, legal, accounting, proxy solicitation, tax and other advisory services.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

All performance restricted shares and stock options will become fully vested and earned upon completion of the proposed merger described above. As a result, we estimate that we will recognize stock compensation expense of approximately $511 in the last three months of 2009.

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

The PA PUC has a proceeding open to consider changes in intrastate switched access rates and the Pennsylvania State Universal Service Fund (“PA USF”), along with the potential impact on local service rates, for rural local exchange carriers in Pennsylvania. On April 9, 2008, the PA PUC granted a further stay of this proceeding pending the outcome of the FCC’s Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. In addition, on March 19, 2009, AT&T filed a formal complaint against all rural RLECs claiming their intrastate switched access rates were unlawful and must be reduced immediately. On July 23, 2009, the PA PUC voted unanimously to remove the stay on the industry proceeding on intrastate switched access rates and the PA USF and to consolidate this proceeding with the AT&T formal complaint in order to develop an updated record of the issues and provide a recommended decision within twelve months. We cannot predict the effect that a PA PUC decision on this matter will have on our Company at this time.

On April 9, 2008, the PA PUC also voted to open the above proceeding for the limited purpose of re-examining whether the current residential local service rate cap of eighteen dollars for RLECs is appropriate, and whether the PA USF can be utilized by the RLECs for revenue support if their annual state regulatory price-cap guideline (“Chapter 30”) rate increases result in rates that exceed the cap. Our RLECs are represented in this proceeding by the Pennsylvania Telephone Association (“PTA”). The PTA and other

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

parties to this proceeding filed testimony and presented witnesses. The Administrative Law Judge recommended that the local service rate cap be eliminated and that the PA PUC open a rulemaking process to completely revamp the PA USF. Exceptions to the Administrative Law Judge’s recommendations were filed with the PA PUC on August 28, 2009. We estimate the PA PUC could make their decision in the fourth quarter of 2009. It is not possible at this time to predict the effect a final PA PUC decision on this matter will have on our business until a final order can be reviewed.

Systems Integration Segment Results

	Three months ended September 30,
	2009	2008	Change	% Change
Revenues	$844	$913	$(69)	(7.6)

Depreciation and Amortization	22	42	(20)	(47.6)
Other Operating Expenses	757	888	(131)	(14.8)

Total Operating Expenses	779	930	(151)	(16.2)

Operating Income (Loss)	$65	$(17)	$82	482.4

Communications services revenue decreased $29 primarily due to the expiration of a customer contract in December 2008. Communication products sold decreased $40 primarily due to a decline in data cabling projects. Labor and benefits decreased $47 and $30, respectively, primarily due to a reduction in the number of employees. Subcontractor expenses decreased $31 in conjunction with the decline in data cabling projects.

	Nine months ended September 30,
	2009	2008	Change	% Change
Revenues	$2,205	$2,707	$(502)	(18.5)

Depreciation and Amortization	68	129	(61)	(47.3)
Other Operating Expenses	2,251	2,748	(497)	(18.1)

Total Operating Expenses	2,319	2,877	(558)	(19.4)

Operating Loss	$(114)	$(170)	$56	32.9

Communications services revenue decreased $271 primarily due to the expiration of a customer contract in December 2008. Communication products sold decreased $231 primarily due to a decline in computer equipment sales and data cabling projects. Labor and benefits decreased $252 and $154, respectively, primarily due to a reduction in the number of employees. Costs of products sold decreased $88 in conjunction with the decline in communication products sold.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

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

	Nine months ended September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$25,815	$26,689
Investing activities	(14,911)	(18,200)
Financing activities	(9,583)	(11,325)

Increase (decrease) in cash and cash equivalents	$1,321	$(2,836)

The primary reasons for the decrease in cash flow from operating activities in the first nine months of 2009 compared to the same period of 2008 were the $7,260 increase in pension plan contributions, the decline in consolidated operating revenue of $4,736, partially offset by the decline in income tax payments of $9,514 and a $1,118 decline in cash operating expenses, other than pension expense which is included in the cash pension contributions noted above. Pension plan contributions for the first nine months of 2009 and 2008 were $13,460 and $6,200, respectively. In the first nine months of 2009, we received income tax refunds net of tax payments of $1,354. In the first nine months of 2008, our income taxes payments were $8,160.

Net cash used in investing activities was $14,911 for the nine months ended September 30, 2009 compared to $18,200 in the nine months ended September 30, 2008. Payments for capital additions in the first nine months of 2009 were $15,340, resulting primarily from information technology upgrades of approximately $2,400, communications network enhancements of approximately $5,800 and outside plant additions totaling approximately $4,800. In the first nine months of 2008, capital additions were $18,921.

Net cash used in financing activities decreased due to a decline in dividends paid of $1,771 as a result of the change in the timing of dividend payments. As required by the Merger Agreement with Windstream, we adjusted our dividend record date and payment date to correspond to Windstream’s dividend record date and payment date. This change was designed to assure that our shareholders would be entitled to receive either a dividend on D&E common stock or Windstream common stock, but not both, with regard to the calendar quarter in which the merger occurs. Since the merger did not become effective prior to the close of business on September 30, 2009, D&E shareholders of record on such date received the D&E dividend on October 15, 2009. D&E adjusted the amount of its dividend to $0.167 per share to maintain an annual dividend rate of $0.50 per share, as permitted by the Merger Agreement, to reflect the fact that there was a four-month period between the October 15, 2009 dividend payment date and the previous D&E dividend payment date of June 15, 2009. Treasury stock purchases increased by $750 in accordance with our stock repurchase program and long-term debt payments decreased by $746. A voluntary payment on long-term debt of $750 was made in the nine months ended September 30, 2008. There were no voluntary payments on long-term debt in the same period of 2009.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

External Sources of Capital at September 30, 2009

As of September 30, 2009, our credit facility consisted of Term Loan A with an outstanding balance of $26,104, Term Loan B with an outstanding balance of $135,021, term loans with an outstanding balance of $18,375 and a $25,000 revolving credit facility to fund capital expenditures, acquisitions, general corporate purposes and working capital needs. Under the terms of the credit facility we are able to borrow up to $25,000 as long as we are in compliance with the terms and conditions of the credit facility and as long as we remain in compliance with the financial covenant requirements contained in the credit facility, as described below, subsequent to borrowing under the revolver. Nine of the lenders in our bank group participate on a pro-rata basis in the revolving credit facility and their commitments range from approximately 5% to 30% of the $25,000. Even though we have no immediate plans to use the revolving credit facility, we recently confirmed with our lead lender that it is not aware of any lender participating in our revolving credit facility not being able to fund their respective percentages of the revolving credit facility. However, there can be no assurance that all lenders will continue to be able to fund their respective percentages of the revolving credit facility in the future.

Term Loan A requires interest payments and $500 quarterly principal payments, which continue through the first quarter of 2011, and one final principal payment in the second quarter of 2011. Term Loan B requires interest payments and $375 quarterly principal payments, which continue through 2010, and four large quarterly principal payments in 2011. The revolving credit facility requires interest only payments until the final required payment on June 30, 2011. Interest on Term Loan A and the revolving credit facility is payable at either, at our option, the U.S. prime rate plus 0.50% to 1.00% or at LIBOR rates plus 1.50% to 2.00%, with the applicable percentage based on our leverage ratio. Currently, Term Loan A interest is payable at the U.S. prime rate plus 0.50% or a LIBOR rate plus 1.50%. Term Loan B bears interest at either, at our option, the U.S. prime rate plus 0.75% or a LIBOR rate plus 1.75%, regardless of the Company’s leverage ratio. The term loans bear interest at a fixed rate of 9.00% and require equal quarterly principal payments of $875 through the fourth quarter of 2014. A commitment fee of 0.25% must be paid on the unused portion of the revolving credit facility.

The credit facility includes a number of significant covenants that impose restrictions on our business. These covenants include, among others, restrictions on additional indebtedness, mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments. In addition, we are required to comply with financial covenants reflected in the table below. As of September 30, 2009, $25,000 of the revolving credit facility was available for borrowing and the full amount can be borrowed without violating any of the financial covenants.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

The following table reflects the financial covenant ratio requirements and the actual ratios at September 30, 2009.

Ratio	Requirement	Actual
Total Leverage Ratio = Indebtedness divided by Cash Flow	<3.50	2.89
Total Indebtedness to Total Capitalization Ratio	<60%	53.0%
Proforma Debt Service Coverage Ratio = Cash Flow divided by next year’s Debt Service	>1.75	5.91
Fixed Charge Coverage Ratio = Cash Flow divided by Fixed Charges	>1.05	1.73

Commitments, Contingencies and Projected Uses of Capital

We believe that our most significant commitments, contingencies and projected uses of funds in 2009, other than for operations, include capital expenditures, scheduled principal and interest payments on our long-term debt, the payment of common stock dividends, when and if declared by the board of directors, and other contractual obligations. On July 30, 2009, we declared a quarterly common stock dividend of $0.167 per share payable on October 15, 2009, to holders of record on September 30, 2009. The total dividend payment on October 15, 2009 was approximately $2,400. Our 2009 capital budget is $19,500, which was increased from $18,000 as described above. We believe that we have adequate internal and external resources available to meet our ongoing operating, capital expenditure and debt service requirements. Our ability to satisfy these obligations is dependent upon our future performance, which will be affected by business, regulatory and other factors, many of which are beyond our control.

We contributed $13,460 to our pension plans in the nine months ended September 30, 2009. On October 15, 2009, we contributed $840 to our pension plans. We do not expect to make any additional contributions to our pension plans in 2009. We estimate that contributions to the plans will be approximately $3,100 in 2010 and range from $3,000 to $4,100 during the subsequent four years assuming that, among other things, actual plan asset investment returns are consistent with our long-term rate of return assumptions. This level of funding is primarily necessitated by the decline in market value of our pension plan assets during 2008 and the first quarter of 2009. On January 29, 2009, the D&E Communications, Inc. Employees’ Retirement Plan was amended to discontinue future benefit accruals to all active participants effective January 1, 2010. As a result of a new collective bargaining agreement with certain employees, the Company amended the Conestoga Telephone & Telegraph Company Pension Plan for Members of Local 1671, which will discontinue future benefit accruals to all active participants effective January 1, 2010. As a result of these amendments to the plans, all active participants will continue to have an accrued benefit reflective of their service credit and eligible wages through December 31, 2009.

Our board of directors has approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time and does not have a set expiration date. However, under the Merger Agreement, we have agreed not to repurchase any of our common stock without the consent of Windstream. During the nine months ended September 30, 2009, we purchased 142,193 shares of treasury stock for $885, all of which occurred prior to the Merger announcement.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

Concurrent with the completion of the proposed merger with Windstream, we expect to redeem the preferred stock of our utility subsidiary at par value, plus accrued dividends, for a total cost of approximately $1,479.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008, we have identified our critical accounting policies, as those that are the most significant to our financial statement presentation and that require difficult, subjective and complex judgments. Other than the item noted in the following paragraphs, there were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2009.

We completed our annual impairment evaluation of goodwill and intangible assets as of April 30, 2009 in conjunction with the preparation of the Form 10-Q for the quarter ended June 30, 2009. Based on the results of the evaluation, a non-cash franchise asset impairment charge of $5,500 ($3,218 after tax) was recognized for the three months ended June 30, 2009. The 2009 impairment charge was primarily the result of an increase in the discount rate from 9.75% to 12.65%, which was the rate used in the Company’s discounted cash flow model to determine fair value of the franchise intangible asset. Due to the proximity of the annual impairment assessment to the Merger announcement, the discount rate assumption was based on, in addition to the assumptions listed in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, estimates made by the Company of cash flows that could be generated by a market participant with consideration given to the terms of the Merger Agreement.

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

Part I—Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except per share amounts)

In conjunction with its annual impairment evaluation as of April 30, 2009, the Company evaluated various factors to determine whether events and circumstances continue to support an indefinite useful life for the franchise intangible assets, including (i) the effects of increasing competition, (ii) changes in customer demand due to changing cultural trends and recent weak economic conditions, (iii) changes in technology, and (iv) the projected decline in cash flows attributable to its franchise assets. As a result of this evaluation, effective May 1, 2009, the Company prospectively changed the estimated useful life of its franchise intangible assets from indefinite-lived to twenty-five years, calculated on a straight-line basis. The franchise asset amortization period is based on an estimate of the period that the franchise assets are expected to contribute to operating cash flows. As a result of this change, we recorded amortization expense of $892 on the franchise assets during the nine months ended September 30, 2009.

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

Part I—Financial Information (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risks

(Dollar amounts are in thousands)

Our cash flows and earnings are exposed to fluctuations in interest rates due to our variable rate debt. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates and changes in our leverage ratio which may increase the margin added to the interest rate on Term Loan A as provided in our loan agreement. As of September 30, 2009, our debt, excluding capital lease obligations, can be categorized as follows:

	Principal	Average Rate	Fair Value
Fixed interest rates:
Term Loans (fixed to October 2014)	$18,375	9.00%	$20,571
Senior Term Loans (fixed to various dates between July 2010 through October 2010 with interest rate swaps)	57,000	4.73%	55,903

	75,375	5.77%	76,474

Subject to interest rate fluctuations:
Senior Term Loans	104,125	1.99%	100,324

Total	$179,500	3.58%	$176,798

If interest rates rise above the rates of the variable debt, we could incur extra annual interest expense of $521 for each 50 basis points above the variable rates. If rates were to decline, we would realize reductions in annual interest expense of approximately $521 for each 50 basis point decrease in rates.

We have interest rate swap agreements with a bank that participates in our senior indebtedness to hedge against the effect of interest rate fluctuations. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. As of September 30, 2009, our interest rate swap agreements were as follows:

Terms of Swaps	Notional Amount	Pay Rate	Current Received Rate	Fair Value of Liability
07/31/08 to 07/28/10	15,000	5.32%	2.25%	379
10/29/08 to 10/29/10	42,000	4.52%	2.25%	957

	$57,000			$1,336

During the quarter ended September 30, 2009, interest rate swap agreements with a notional amount of $75,000 expired. We estimate a reduction in interest expense of approximately $850 during the fourth quarter of 2009 as compared to the third quarter of 2009 due to the expiration of these interest rate swap agreements.

Our cash and cash equivalents consist of cash and highly liquid investments having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material.

D&E Communications, Inc. and Subsidiaries

Part I—Financial Information (continued)

Item 4. Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II—Other Information

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

Completion of the Company’s Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals and our shareholders’ approval, which have been obtained as of this date. However, no assurance can be given that the remaining required conditions to closing will be satisfied. If the proposed Merger is not consummated, it could adversely affect the market price of our common stock and our business and financial results. In the event of a termination of the Merger Agreement, the Company may be required to pay Windstream a termination fee of $5.5 million in certain circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2008, our board of directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. The repurchases may be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The program may be suspended, modified or discontinued at any time, does not have a set expiration date and is subject to the covenant contained in our debt agreement, which limits annual dividend payments and stock repurchases to $10 million. However, under the Merger Agreement, we have agreed not to repurchase any of our common stock without the consent of Windstream. There were no treasury stock purchases in the third quarter of 2009. There are 247,709 shares that may yet be purchased under the stock repurchase program.

D&E Communications, Inc. and Subsidiaries

Part II—Other Information

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

(a) Date of meeting. A Special Meeting of Shareholders was held on September 24, 2009.

(b) Matters Voted Upon at Special Meeting. The vote tabulations in respect to the one matter voted upon at the Special Meeting were as follows:

(1)	Proposal to approve and adopt the agreement and plan of merger, dated as of May 10, 2009, by and among Windstream Corporation, Delta Merger Sub, Inc., a wholly owned subsidiary of Windstream, and D&E Communications, Inc.

For	Against	Abstain
9,079,352	251,887	121,774

Item 5. Other Information

None

D&E Communications, Inc. and Subsidiaries

Part II—Other Information

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

Date: November 9, 2009

	By:	/S/ JAMES W. MOROZZI
James W. Morozzi
President & Chief Executive Officer

Date: November 9, 2009

	By:	/S/ THOMAS E. MORELL
Thomas E. Morell
Senior Vice President, Chief Financial Officer, Secretary and Treasurer